Form 10-Q
period 1996-07-26
NETWORK APPLIANCE INC
filed 1996-09-09
CIK 1002047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the quarterly period ended  July 26, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the transition period from _____ to____

                         Commission File Number 0-27130

                             NETWORK APPLIANCE, INC.
             (Exact name of registrant as specified in its charter)

                 California                                                     77-0307520
(State or other jurisdiction of incorporation or organization)         IRS Employer Identification

319 North Bernardo Avenue, Mountain View, California                             94043
(Address of principal executive offices)                                      (zip code)

Registrant's telephone number, including area code      (415) 428-5100
                                                      ------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    .   No          .
    ---------       ---------

       Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                          Outstanding at
           Class                          July 26, 1996
           -----                          --------------
        Common Stock                        16,147,246

                             NETWORK APPLIANCE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                         PAGE NO.
                                                                                         --------
PART I.    FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of July 26, 1996
             and April 30, 1996                                                              3

             Condensed Consolidated Statements of Operations for the quarter
             ended July 26, 1996 and July 28, 1995                                           4

             Condensed Consolidated Statements of Cash Flows for the quarter
             ended July 26, 1996 and July 28, 1995                                           5

             Notes to Condensed Consolidated Financial Statements                          6-7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    8-11


PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings                                                              12

Item 2.      Changes in Securities                                                          12

Item 3.      Defaults Upon Senior Securities                                                12

Item 4.      Submission of Matters to a Vote of Securityholders                             12

Item 5.      Other Information                                                              12

Item 6.      Exhibits and Reports on Form 8-K                                               12

SIGNATURES                                                                                  13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NETWORK APPLIANCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       July 26, 1996  April 30, 1996
                                                       -------------  --------------
                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $ 21,758    $ 24,637
    Short-term investments                                    6,350       2,982
    Accounts receivable, net                                  6,751       5,330
    Inventories                                               6,993       4,825
    Prepaid expenses and other                                3,039       2,628
                                                           --------    --------
        Total current assets                                 44,891      40,402

PROPERTY AND EQUIPMENT, net                                   5,704       4,849
OTHER ASSETS                                                    208         198
                                                           --------    --------
                                                           $ 50,803    $ 45,449
                                                           =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term obligations               $     19    $     19
    Accounts payable                                          3,479       2,099
    Income taxes payable                                          -         500
    Accrued litigation settlement                             4,300           -
    Other accrued liabilities                                 2,923       3,125
    Deferred revenue                                            754         378
                                                           --------    --------
        Total current liabilities                            11,475       6,121
                                                           --------    --------

LONG-TERM OBLIGATIONS                                           277         299
                                                           --------    --------

SHAREHOLDERS' EQUITY:
    Common stock                                             40,416      39,903
    Accumulated deficit                                      (1,365)       (874)
                                                           --------    --------
                                                             39,051      39,029
                                                           --------    --------
                                                           $ 50,803    $ 45,449
                                                           =========   =========

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       Quarter Ended
                                               July 26, 1996    July 28, 1995
                                               -------------    -------------
NET SALES                                          $ 18,460      $  7,580
COST OF SALES                                         7,593         3,528
                                                   --------      --------
GROSS MARGIN                                         10,867         4,052
                                                   --------      --------

OPERATING EXPENSES:
    Sales and marketing                               4,668         2,240
    Research and development                          1,724           767
    General and administrative                        1,221           520
    Litigation settlement                             4,300          -
                                                   --------      --------
        Total operating expenses                     11,913         3,527
                                                   --------      --------

INCOME (LOSS) FROM OPERATIONS                        (1,046)          525

OTHER INCOME (EXPENSE), net                             291             4
                                                   --------      --------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                                   (755)          529

PROVISION (BENEFIT) FOR INCOME TAXES                   (264)         -
                                                   --------      --------

NET INCOME (LOSS)                                  $   (491)     $    529
                                                   =========  ============

NET INCOME (LOSS) PER SHARE                        $  (0.03)     $   0.04
                                                   =========  ============

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                         16,150        14,629
                                                   =========  ============

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED

                                                                    Quarter Ended
                                                              July 26, 1996   July 28, 1995
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  (491)      $   529
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                     573           226
    Amortization of deferred stock compensation                       33            33
    Deferred rent                                                    (17)           32
    Changes in assets and liabilities:
      Accounts receivable                                         (1,421)         (106)
      Inventories                                                 (2,168)          690
      Prepaid expenses and other                                    (421)          (46)
      Accounts payable                                             1,380        (1,866)
      Income taxes payable                                          (500)            -
      Accrued litigation settlement                                4,300             -
      Accrued liabilities and deferred revenue                       174           (46)
                                                                 -------       -------
        Net cash provided by (used in) operating activities        1,442          (554)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net                        (3,368)            -
  Purchases of property and equipment                             (1,428)         (463)
                                                                 -------       -------
      Net cash used in investing activities                       (4,796)         (463)
                                                                 -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             -         1,250
  Repayments of long-term obligations                                 (5)          (42)
  Proceeds from sale of common stock, net                            480           187
                                                                 -------       -------
      Net cash provided by financing activities                      475         1,395
                                                                 -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,879)          378


CASH AND CASH EQUIVALENTS
  Beginning of period                                             24,637         1,791
                                                                 -------       -------
  End of period                                                  $21,758       $ 2,169
                                                                 =======       =======

     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three month period ended July 26, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended April 30, 1996 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, recent management additions, management of expanding operations, dependence on high quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, concentration of stock ownership, effect of certain anti-takeover provisions and dilution. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.


2.             INVENTORIES

               Inventories consist of the following (in thousands):


                                                       July 26, 1996  April 30, 1996
                                                       -------------  --------------
                        Purchased components                $3,714     $2,161
                        Work in process                      1,819        970
                        Finished goods                       1,460      1,694
                                                             -----      -----
                                                            $6,993     $4,825
                                                            ======     ======


3.             NET INCOME (LOSS) PER SHARE

               Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

4.             LITIGATION SETTLEMENT

               In July 1994, the Company and certain of its former employees were named as defendants in a lawsuit which alleged that one of the Company's founders, who left the Company in March 1995, misappropriated confidential information prior to the Company's founding in April 1992.

               In August 1996, the Company reached a settlement in principle with the plaintiffs which resulted in a charge to earnings of $4.3 million in the first quarter of fiscal 1997, which includes a $3.5 million payment to the plaintiffs and $800,000 of legal fees. The payment releases the Company from all liabilities associated with the case. The Company has no future obligations to the plaintiffs. The Company denies any wrongdoing on its part or on the part of the founder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

               Network Appliance was incorporated in April 1992 to design, manufacture, market and support network data storage appliances. In September 1995, the Company introduced the NetApp F330, a rack-mounted, Pentium and PCI bus-based filer, and in January 1996, the Company introduced the NetApp F220, a rack-mounted, Pentium and PCI bus-based filer designed for workgroup and LAN environments. In May 1996, the Company introduced the NetApp F540, an enterprise-class file server appliance. The Company's filer products combine specialized proprietary software and state-of-the-art industry standard hardware to provide a unique solution for the NFS server market.

RESULTS OF OPERATIONS

               The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated.

                                                                                    Quarter Ended
                                                                                    -------------
                                                                                  July 26,      July 28,

                                                                                 1996            1995
                                                                                 ----
Net sales............................................................            100.0%          100.0%
Cost of sales........................................................             41.1            46.5
                                                                                 ------          ------
Gross margin.........................................................             58.9            53.5
Operating expenses:
  Sales and marketing................................................             25.3            29.6
  Research and development...........................................              9.4            10.1
  General and administrative.........................................              6.6             6.9
  Litigation settlement..............................................             23.3               -
                                                                                 ------          ------
          Total operating  expenses..................................             64.6            46.6
                                                                                 ------          ------
Income (loss) from operations........................................             (5.7)            6.9
Other income (expense), net..........................................              1.6             0.1
                                                                                 ------          ------
Income (loss) before income taxes....................................              4.1             7.0
Provision (benefit) for income taxes.................................             (1.4)              -
                                                                                 ------          ------
Net income (loss)....................................................             (2.7)%           7.0%
                                                                                 ======          ======

               Net Sales. Net sales increased by approximately 143.5% from $7.6 million for the three months ended July 28, 1995 to $18.5 million for the three months ended July 26, 1996. The increase in net sales resulted primarily from the Company's expansion of its domestic direct sales force, increased market acceptance of the Company's products and the introduction of the NetApp F330, F220 and F540. The Company also shipped more units directly to end users, which generally purchase more highly configured systems at higher average selling prices than resellers.

               Gross Margin. Gross margin increased from 53.5% for the three months ended July 28, 1995 to 58.9% for the three months ended July 26, 1996. This increase in gross margin was primarily attributable to more efficient absorption of manufacturing overhead, lower costs of key components and manufacturing efficiencies achieved during the three month period ended July 26, 1996, all of which were related to the significant increase in production volume. These factors offset the effect of increased sales of highly configured systems during these periods which generally generate lower gross margins per system.

               The Company's gross margin has been and will continue to be affected by a variety of factors, including competition, product configuration, direct versus indirect sales, the mix and average selling prices of products, new product introductions and enhancements, and the cost of components and manufacturing labor. In particular, the Company's gross margin varies based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. The Company offers products in both highly configured systems, as well as in minimally configured systems. Typically, highly configured systems generate lower overall gross margins due to greater disk drive and memory content. Highly configured systems are generally sold directly to end users.

               Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 108.4% from $2.2 million for the three months ended July 28, 1995 to $4.7 million for the three months ended July 26, 1996. These expenses were 25.3% and 29.6% of net sales for the three months ended July 26, 1996 and July 28, 1995, respectively. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, particularly the increase in the direct sales force, and increased commission expenses related to higher sales volumes. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

               The Company believes that its continued growth and profitability is dependent in part on the successful expansion of its international operations, and therefore, has committed significant resources to international sales.

               Research and Development. Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses increased 124.8% from $767,000 for the three months ended July 28, 1995 to $1.7 million for the three months ended July 26, 1996. These expenses represented 9.4% and 10.1%, respectively, of net sales for the quarters ended July 26, 1996 and July 28, 1995, respectively. These expenses increased in absolute dollars primarily as a result of increased headcount, prototyping expenses associated with the development of new products and the support of the current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars. To date, no software development costs have been capitalized as amounts that qualify for capitalization have been immaterial.

               General and Administrative. General and administrative expenses were approximately $1.2 million in the three months ended July 26, 1996, compared to $520,000 in the three months ended July 28, 1995. These expenses represented 6.6% and 6.9%, respectively, of net sales for such periods. Increases in general and administrative expenses related primarily to certain litigation expenses, increased staffing, professional fees, facilities expansion and related occupancy costs and information system investments necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

               Litigation Settlement. In July 1994, the Company and certain of its former employees were named as defendants in a lawsuit which alleged that one of the Company's founders, who left the Company in March 1995, misappropriated confidential information prior to the Company's founding in April 1992. In August 1996, the Company reached a settlement in principle with the plaintiffs which resulted in a charge to earnings of $4.3 million in the quarter ended July 26, 1996, which includes a $3.5 million payment to the plaintiffs and $800,000 of legal fees. The payment releases the Company from all liabilities associated with the case. The Company has no future obligations to the plaintiffs. The Company denies any wrongdoing on its part or on the part of the founder.

               Other Income, net. Other income, net, was approximately $291,000 and $4,000 in the three months ended July 26, 1996 and July 28, 1995, respectively. In both of these periods, other income, net, represented less than 2% of net sales. Other income, net, increased in the three month period ended July 26, 1996 compared to the same period of the prior year due primarily to interest income earned on the net proceeds of approximately $25.7 million from the Company's initial public offering that was completed in November 1995.

               Provision (Benefit)for Income Taxes. In fiscal 1996, the Company's federal and state income tax liabilities were offset by the realization of a portion of its net deferred tax assets, and accordingly no provision for income taxes was incurred in the three months ended July 28, 1995. The Company has recorded a provision (benefit) for income taxes in the quarter ended July 26, 1996 utilizing an income tax rate of 35%, which is the anticipated effective tax rate for fiscal 1997.

               The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including the level of competition; the size and timing of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network file server market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; general economic trends and other factors. Although the Company has not experienced seasonality in the past, because of the significant seasonal effects experienced within the industry and the Company's goal to expand international sales, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality.

                Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Product sales are also difficult to forecast because the network file server market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. A significant portion of the Company's revenues in any quarter may be derived from sales to a limited number of customers. Any significant deferral of these sales could have a material adverse effect on the Company's results of operations in any particular quarter; and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected. Although the Company has experienced significant revenue growth in recent periods, the Company does not believe such growth is indicative of future operating results. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES


               As of July 26, 1996, the Company's liquidity primarily consisted of cash and cash equivalents of $21.8 million and short-term investments of $6.4 million.

               The Company generated cash from operating activities totaling $1.4 million in the three months ended July 26, 1996 and used cash for operating activities totaling $554,000 in the three months ended July 28, 1995. The use of cash in the three months ended July 28, 1995 was primarily attributable to a decrease in accounts payable, partially offset by net income. Net cash provided by operating activities in the three months ended July 26, 1996 principally related to an increase in accrued litigation settlement, offset by increases in accounts receivable and inventories and a net loss of $491,000 recorded in the quarter.

               The Company used approximately $1.4 million and $463,000 of cash during the three months ended July 26, 1996 and July 28, 1995, respectively, to purchase property and equipment. In addition, the Company used approximately $3.4 million in the three months ended July 26, 1996 to purchase short-term investments. Financing activities provided $475,000 and $1.4 million during the three months ended July 26, 1996 and July 28, 1995, respectively, due primarily to the sale of common stock in the first quarter of fiscal 1997 and the issuance of long-term debt in the first quarter of fiscal 1996.

               The Company currently has no significant capital commitments other than commitments under operating and capital leases. The Company believes that its existing liquidity will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months.

               This Form 10-Q contains forward-looking statements about future results which are subject to risks and uncertainties. Network Appliance's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the level of competition; the size and timing of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network file server market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; general economic trends and other factors. Although the Company has not experienced seasonality in the past, because of the significant seasonal effects experienced within the industry and the Company's goal to expand international sales, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality. The Company is subject to a variety of other additional risk factors, more fully described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

                          In July 1994, the Whipsaw Group,
           Robert and Ellen Cousins, and certain other individuals filed suit alleging breach of contract, breach of fiduciary duty, fraud, misappropriation of trade secrets and other related claims against the Company, Michael Malcolm (a former officer),
           Owen Brown and Migration Software Systems, Ltd.
           (the "Whipsaw Litigation"). The plaintiffs allege that they disclosed trade secrets and proprietary information to Messrs. Brown and Malcolm under written and/or oral confidentiality agreements, and that Messrs. Brown and Malcolm misappropriated those trade secrets and that the Company is based entirely on the trade secrets and proprietary information misappropriated from the Whipsaw Group.
           On August 14, 1996, the Company agreed to settle this lawsuit brought against them by the Whipsaw
           Group. In connection with the settlement, the Company recorded a pre-tax charge of $4.3 million in the quarter ended July 26, 1996, which includes a $3.5 million payment to the plaintiffs and $800,000 of legal fees. The total settlement with the plaintiffs consists of a single cash payment and releases the Company from all liabilities.

ITEM 2.    CHANGES IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           None

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NETWORK APPLIANCE, INC.
                                       (Registrant)


                                             /s/  Michael J. McCloskey
                                       ----------------------------------------
Date: September 6, 1996                By:   Michael J. McCloskey
                                       Vice President, Finance and Operations
                                       Chief Financial Officer