Form 10-K405/A
period 1996-04-26
NETWORK APPLIANCE INC
filed 1996-10-29
CIK 1002047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                            ------------------------

(MARK ONE)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended April 26, 1996 Amendment No. 1

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [no fee required]

            For the transition period from             to

                         COMMISSION FILE NUMBER 0-27130

                            NETWORK APPLIANCE, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

                  CALIFORNIA                                    77-0307520
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

           319 NORTH BERNARDO AVENUE, MOUNTAIN VIEW, CALIFORNIA 94043 (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (415) 428-5100

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
                     None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK (NO PAR VALUE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of voting stock held by non affiliates of the Registrant, as of May 31, 1996 was approximately $228,170,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On May 31, 1996, approximately 16,156,000 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders are incorporated by reference into Part II; such portions of the Annual Report to Shareholders incorporated by reference are filed as Exhibit 13.1 hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers for the 1996 fiscal year for services rendered in all capacities to the Company and its subsidiaries for the 1996 and 1995 fiscal years. The listed individuals shall be hereinafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                       COMPENSATION
                                                                          AWARDS
                                                                       -------------
                                        ANNUAL COMPENSATION             SECURITIES
                                  --------------------------------      UNDERLYING          ALL OTHER
  NAME AND PRINCIPAL POSITION     YEARS     SALARY($)      BONUS       OPTIONS(#)(1)     COMPENSATION(2)
--------------------------------  -----     ---------     --------     -------------     ---------------
Daniel J. Warmenhoven...........   1996     $ 190,615     $147,000        100,000            $ 1,306
  President and Chief              1995        96,230           --        700,000                 --
  Executive Officer
Michael J. McCloskey(3).........   1996       148,269       85,000        200,000                391
  Vice President, Finance          1995            --           --             --                 --
  and Operations, Chief
  Financial Officer, and
  Secretary
Thomas F. Mendoza...............   1996       120,000      186,539             --                835
  Vice President,                  1995       117,694       60,077        200,000                 --
  North American Sales
Michael E. Paul.................   1996       120,000       43,179             --              1,383
  Vice President,                  1995        90,923       26,191        125,000                 --
  International Sales
M. Helen Bradley(4).............   1996        86,538(5)    55,000(6)     100,000                353
  Vice President, Engineering      1995            --           --             --                 --

---------------
(1) The options listed in the table were granted under the Company's 1993 Stock Option/Stock Issuance Plan. The options were incorporated into the Company's 1995 Stock Incentive Plan at the time of the Company's initial public offering, but will continue to be governed by their existing terms.

(2) Represents the cost of term life insurance.

(3) Mr. McCloskey joined the Company in May of 1995.

(4) Ms. Bradley joined the Company in September of 1995.

(5) Ms. Bradley's salary on an annual basis is $150,000.

(6) Includes a $10,000 signing bonus.

STOCK OPTIONS

     The following table contains information concerning the stock option grants made to each of the Named Officers for the 1996 fiscal year. No stock appreciation rights were granted to those individuals during such year.

                                                        INDIVIDUAL GRANT               POTENTIAL REALIZABLE
                                            ----------------------------------------     VALUE AT ASSUMED
                                             PERCENT OF                                    ANNUAL RATES
                               NUMBER OF       TOTAL                                      OF STOCK PRICE
                              SECURITIES      OPTIONS                                    APPRECIATION FOR
                              UNDERLYING     GRANTED TO      EXERCISE                     OPTION TERM(1)
                                OPTIONS     EMPLOYEES IN      PRICE       EXPIRATION   ---------------------
            NAME              GRANTED(2)    FISCAL YEAR    ($/SHARE)(3)      DATE         5%         10%
----------------------------  -----------   ------------   ------------   ----------   --------   ----------
Daniel J. Warmenhoven.......    100,000          5.9%         $ 8.10        10/30/05   $509,404   $1,290,930
Michael J. McCloskey........    200,000         11.8%            .28        05/24/05     35,218       89,250
Thomas F. Mendoza...........         --           --              --              --         --           --
Michael E. Paul.............         --           --              --              --         --           --
M. Helen Bradley............    100,000          5.9%           7.20        09/25/05    452,804    1,147,495

---------------

(1) There is no assurance provided to the option holder or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the 5% and 10% assumed annual rates of compounded stock price appreciation.

(2) The options were granted under the Company's 1993 Stock Option/Stock Issuance Plan on the following dates: Mr. Warmenhoven, November 1, 1995; Mr. McCloskey, May 25, 1995, and Ms. Bradley, September 26, 1995. Each option has a maximum term of 10 years measured from the grant date, subject to earlier termination upon the optionee's cessation of service with the Company. Mr. Warmenhoven's option is immediately exercisable for 87,655 shares and exercisable for the remaining 12,345 shares on January 3, 1996. Each of the other granted options is immediately exercisable for all the option shares. However, any shares purchased under the options are subject to repurchase by the Company at the option exercise price paid per share, should the optionee leave the Company prior to vesting in the shares. With respect to the option granted to Mr. Warmenhoven, the option will vest as to ten percent (10%) of the shares on the first anniversary of the date of grant; another twenty percent (20%) of the shares in equal monthly installments over the twenty-four (24) month period starting from the first anniversary of the grant date; another thirty percent (30%) of the shares in equal monthly installments over the twelve-month period starting from the third anniversary of the grant date; and the remaining forty percent (40%) of the shares in equal monthly installments over the twelve-month period starting from the fourth anniversary of the grant date. With respect to the options granted to Mr. McCloskey and Ms. Bradley, the options will vest as to twenty-five percent (25%) of the shares upon the optionee's completion of one year of service measured from May 25, 1995 and September 8, 1995, respectively, and with respect to the balance of the shares in a series of equal monthly installments over the thirty-six (36) months of service thereafter. Full and immediate vesting of Messrs. Warmenhoven's and McCloskey's options will occur in the event the Company is acquired by merger or asset sale.

(3) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the Federal and state income and employment tax liability incurred by the optionee in connection with such exercise.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning option exercises and option holdings for the 1996 fiscal year by each of the Named Officers. No stock appreciation rights were exercised during such year or were outstanding at the end of the year.

                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                  NUMBER OF                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                    SHARES                         OPTIONS AT FY-END               AT FY-END(2)
                                 ACQUIRED ON       VALUE      ---------------------------   ---------------------------
             NAME                  EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------------  ------------   -----------   -----------   -------------   -----------   -------------
Daniel E. Warmenhoven..........          --       $    --       100,000(3)        --        $ 2,615,000         --
Michael J. McCloskey...........     200,000            --            --           --                 --         --
Thomas F. Mendoza..............     200,000        30,000            --           --                 --         --
Michael E. Paul................     125,000        18,750            --           --                 --         --
M. Helen Bradley...............          --            --       100,000(3)        --          2,705,000         --

---------------
(1) Based on the fair market value (as determined by the Board of Directors) of the purchased option shares at the time of exercise less the option exercise price paid for those shares.

(2) Based on the fair market value of the shares at the end of the 1996 fiscal year ($34.25 per share) less the option exercise price payable for those shares.

(3) The options are fully exercisable as of the fiscal year end, but any shares purchased thereunder will be subject to repurchase by the Company at the original option exercise price paid per share should the optionee leave the Company prior to vesting in the shares. As of April 26, 1996, Mr. Warmenhoven and Ms. Bradley had not vested in any shares.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (c) Exhibits.


EXHIBIT
NUMBERS                                        DESCRIPTION
-------     ----------------------------------------------------------------------------------
  13.1      The Company's Annual Report to Shareholders, portions of which are incorporated by reference into this Annual Report on Form 10-K/A and only such portions are deemed filed as part of this Annual Report on Form 10-K/A.
  23.1      Consent of Deloitte and Touche LLP, Independent Auditors.