Form 10-Q
period 1996-10-25
NETWORK APPLIANCE INC
filed 1996-12-09
CIK 1002047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
--------------- TO
---------------

                         COMMISSION FILE NUMBER 0-27130
                            ------------------------

                            NETWORK APPLIANCE, INC.
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                    77-0307520
       (State or other jurisdiction of                (IRS Employer Identification)
        incorporation or organization)
          319 NORTH BERNARDO AVENUE,
          MOUNTAIN VIEW, CALIFORNIA                               94043
   (Address of principal executive offices)                     (ZIP CODE)

                                 (415) 428-5100
               Registrant's telephone number, including area code
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
                                    CLASS                       OCTOBER 25, 1996
                ----------------------------------------------  ----------------
                Common Stock..................................     16,126,520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            NETWORK APPLIANCE, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements..............................       3
                                                                                           3
           Condensed Consolidated Balance Sheets as of October 25, 1996
           and April 30, 1996.......................................................
                                                                                         4-5
           Condensed Consolidated Statements of Operations for the three and six
           month   periods ended October 25, 1996 and October 27, 1995..............
                                                                                           6
           Condensed Consolidated Statements of Cash Flows for the six month periods
           ended   October 25, 1996 and October 27, 1995............................
                                                                                           7
           Notes to Condensed Consolidated Financial Statements.....................
Item 2.    Management's Discussion and Analysis of Financial Condition and              8-11
           Results of Operations....................................................
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings........................................................      12
Item 2.    Changes in Securities....................................................      12
Item 3.    Defaults Upon Senior Securities..........................................      12
Item 4.    Submission of Matters to a Vote of Securityholders.......................      12
Item 5.    Other Information........................................................      12
Item 6.    Exhibits and Reports on Form 8-K.........................................      12
SIGNATURES..........................................................................      13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NETWORK APPLIANCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       APRIL 30, 1996
                                                                OCTOBER 25, 1996       --------------
                                                                ----------------
                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................      $ 15,244              $ 24,637
  Short-term investments......................................         8,850                 2,982
  Accounts receivable, net....................................        10,866                 5,330
  Inventories.................................................         8,318                 4,825
  Prepaid expenses and other..................................         3,036                 2,628
                                                                     -------               -------
          Total current assets................................        46,314                40,402
PROPERTY AND EQUIPMENT, net...................................         5,841                 4,849
                                                                     -------               -------
OTHER ASSETS..................................................           190                   198
                                                                     -------               -------
                                                                    $ 52,345              $ 45,449
                                                                     =======               =======
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations....................      $     20              $     19
  Accounts payable............................................         4,402                 2,099
  Income taxes payable........................................           501                   500
  Other accrued liabilities...................................         3,809                 3,125
  Deferred revenue............................................         1,493                   378
                                                                     -------               -------
          Total current liabilities...........................        10,225                 6,121
                                                                     -------               -------
LONG-TERM OBLIGATIONS.........................................           256                   299
                                                                     -------               -------
SHAREHOLDERS' EQUITY:
  Common stock................................................        40,448                39,903
  Retained earnings (Accumulated deficit).....................         1,416                  (874)
                                                                     -------               -------
                                                                      41,864                39,029
                                                                     -------               -------
                                                                    $ 52,345              $ 45,449
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

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                -------------------------------------
                                                                OCTOBER 25, 1996     OCTOBER 27, 1995
                                                                ----------------     ----------------
NET SALES.....................................................      $ 21,048             $ 10,023
COST OF SALES.................................................         8,582                4,537
                                                                     -------              -------
GROSS MARGIN..................................................        12,466                5,486
                                                                     -------              -------
OPERATING EXPENSES:
  Sales and marketing.........................................         5,538                2,870
  Research and development....................................         1,980                  973
  General and administrative..................................           932                  534
                                                                     -------              -------
          Total operating expenses............................         8,450                4,377
                                                                     -------              -------
INCOME FROM OPERATIONS........................................         4,016                1,109
OTHER INCOME (EXPENSE), net...................................           261                  (13)
                                                                     -------              -------
INCOME BEFORE PROVISION FOR INCOME TAXES......................         4,277                1,096
PROVISION FOR INCOME TAXES....................................         1,497                   --
                                                                     -------              -------
NET INCOME....................................................      $  2,780             $  1,096
                                                                     =======              =======
NET INCOME PER SHARE..........................................      $   0.16             $   0.07
                                                                     =======              =======
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES....................................        17,403               14,689
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

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                -------------------------------------
                                                                OCTOBER 25, 1996     OCTOBER 27, 1995
                                                                ----------------     ----------------
NET SALES.....................................................      $ 39,508             $ 17,603
COST OF SALES.................................................        16,176                8,065
                                                                     -------              -------
GROSS MARGIN..................................................        23,332                9,538
                                                                     -------              -------
OPERATING EXPENSES:
  Sales and marketing.........................................        10,206                5,110
  Research and development....................................         3,703                1,740
  General and administrative..................................         2,152                1,054
  Litigation settlement.......................................         4,300                   --
                                                                     -------              -------
          Total operating expenses............................        20,361                7,904
                                                                     -------              -------
INCOME FROM OPERATIONS........................................         2,971                1,634
OTHER INCOME (EXPENSE), net...................................           552                   (9)
                                                                     -------              -------
INCOME BEFORE PROVISION FOR INCOME TAXES......................         3,523                1,625
PROVISION FOR INCOME TAXES....................................         1,233                   --
                                                                     -------              -------
NET INCOME....................................................      $  2,290             $  1,625
                                                                     =======              =======
NET INCOME PER SHARE..........................................      $   0.13             $   0.11
                                                                     =======              =======
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES....................................        17,353               14,734
                                                                     =======              =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                -------------------------------------
                                                                OCTOBER 25, 1996     OCTOBER 27, 1995
                                                                ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................        $  2,290             $  1,625
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................           1,222                  430
     Amortization of deferred stock compensation............              52                   66
     Deferred rent..........................................             (36)                  60
     Changes in assets and liabilities:
       Accounts receivable..................................          (5,536)                (913)
       Inventories..........................................          (3,493)                (647)
       Prepaid expenses and other...........................            (398)                (149)
       Accounts payable.....................................           2,303                 (614)
       Accrued liabilities and deferred revenue.............           1,799                  239
                                                                     -------              -------
          Net cash provided by (used in) operating
            activities......................................          (1,797)                  97
                                                                     -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net..................          (5,868)                  --
  Purchases of property and equipment.......................          (2,214)              (1,206)
                                                                     -------              -------
     Net cash used in investing activities..................          (8,082)              (1,206)
                                                                     -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................              --                1,250
  Repayments of long-term obligations.......................              (7)                (154)
  Proceeds from sale of common stock, net...................             493                  267
                                                                     -------              -------
     Net cash provided by financing activities..............             486                1,363
                                                                     -------              -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........          (9,393)                 254
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................          24,637                1,791
                                                                     -------              -------
  End of period.............................................        $ 15,244             $  2,045
                                                                     =======              =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six month periods ended October 25, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended April 30, 1996 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, recent management additions, management of expanding operations, dependence on high quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, concentration of stock ownership, effect of certain anti-takeover provisions and dilution. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

2.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                         OCTOBER 25, 1996     APRIL 30, 1996
                                                         ----------------     --------------
          Purchased components.........................       $4,425              $2,161
          Work in process..............................        1,421                 970
          Finished goods...............................        2,472               1,694
                                                              ------              ------
                                                              $8,318              $4,825
                                                              ======              ======

3.  NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

4.  LITIGATION SETTLEMENT

     In July 1994, the Company and certain of its former employees were named as defendants in a lawsuit which alleged that one of the Company's founders, who left the Company in March 1995, misappropriated confidential information prior to the Company's founding in April 1992.

     In August 1996, the Company reached a settlement with the plaintiffs which resulted in a charge to earnings of $4.3 million in the first quarter of fiscal 1997, which included a $3.5 million payment to the plaintiffs and $800,000 of legal fees. The payment released the Company from all liabilities associated with the case. The Company has no future obligations to the plaintiffs. The Company denies any wrongdoing on its part or on the part of the founder.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated.

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                ---------------------------     ---------------------------
                                                OCTOBER 25,     OCTOBER 27,     OCTOBER 25,     OCTOBER 27,
                                                   1996            1995            1996            1995
                                                -----------     -----------     -----------     -----------
Net sales.....................................     100.0%          100.0%          100.0%          100.0%
Cost of sales.................................      40.8            45.3            40.9            45.8
                                                   -----           -----           -----           -----
Gross margin..................................      59.2            54.7            59.1            54.2
Operating expenses:
  Sales and marketing.........................      26.3            28.6            25.8            29.0
  Research and development....................       9.4             9.7             9.4             9.9
  General and administrative..................       4.4             5.3             5.5             6.0
  Litigation settlement.......................        --              --            10.9              --
                                                   -----           -----           -----           -----
          Total operating expenses............      40.1            43.6            51.6            44.9
                                                   -----           -----           -----           -----
Income from operations........................      19.1            11.1             7.5             9.3
Other income (expense), net...................       1.2            (0.2)            1.4             (.1)
                                                   -----           -----           -----           -----
Income before income taxes....................      20.3            10.9             8.9             9.2
Provision for income taxes....................       7.1              --             3.1              --
                                                   -----           -----           -----           -----
Net income....................................      13.2%           10.9%            5.8%            9.2%
                                                   =====           =====           =====           =====

     Net Sales. Net sales increased by approximately 110.0% from $10.0 million for the three months ended October 27, 1995 to $21.0 million for the three months ended October 25, 1996. For the six month period ended October 25, 1996, net sales of $39.5 million reflect an increase of 124% over the comparable period of fiscal 1996. The increase in net sales in these periods resulted primarily from the Company's continuing expansion of its domestic direct sales force, as well as the growth of its domestic indirect sales channel and international direct sales channel, increased market acceptance of the Company's products and the introduction of the NetApp F330, F220 and F540. The Company also shipped more units directly to end users, which generally purchase more highly configured systems at higher average selling prices than resellers.

     Gross Margin. Gross margin increased from 54.7% for the three months ended October 27, 1995 to 59.2% for the three months ended October 25, 1996. Gross margin for the six months ended October 25, 1996 was 59.1%, compared to 54.2% for the comparable period of fiscal 1996. This increase in gross margin was primarily attributable to lower costs of key components and manufacturing efficiencies achieved during the three and six month periods ended October 25, 1996, both of which were related to the significant increase in production volume. These factors offset the effect of increased sales of highly configured systems during these periods which generally generate lower gross margins per system.

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

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 93.0% from $2.9 million for the three months ended October 27, 1995 to $5.5 million for the three months ended October 25, 1996. For the six months ended October 25, 1996, sales and marketing expense of $10.2 million reflects an increase of 99.7% over the comparable period of fiscal 1996. These expenses were 26.3% and 28.6% of net sales for the three months ended October 25, 1996 and October 27, 1995, respectively, and were 25.8% and 29.0%, respectively, of net sales for the six months then ended. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, particularly increases in the domestic and international sales forces, and increased commission expenses related to higher sales volumes. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

     Research and Development. Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses increased 103.5% from $973,000 for the three months ended October 27, 1995 to $2.0 million for the three months ended October 25, 1996. These expenses represented 9.4% and 9.7% of net sales for the quarters ended October 25, 1996 and October 27, 1995, respectively. For the six month periods, research and development expenses increased 112.8% from $1.7 million in fiscal 1996 to $3.7 million in fiscal 1997 and represented 9.4% and 9.9% of net sales, respectively, for those periods. These expenses increased in absolute dollars primarily as a result of increased headcount, consulting fees, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars. To date, no software development costs have been capitalized as amounts that qualify for capitalization have been immaterial.

     General and Administrative. General and administrative expenses were approximately $932,000 in the three months ended October 25, 1996, compared to $534,000 in the three months ended October 27, 1995. These expenses represented 4.4% and 5.3%, respectively, of net sales for such periods. For the six month periods, general and administrative expenses increased 104.2% from $1.1 million in fiscal 1996 to $2.2 million in fiscal 1997 and represented 6.0% and 5.5% of net sales, respectively, for those periods. Increases in general and administrative expenses related primarily to certain litigation expenses, increased staffing, professional fees, facilities expansion and related occupancy costs and information system investments necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

     Litigation Settlement. In July 1994, the Company and certain of its former employees were named as defendants in a lawsuit which alleged that one of the Company's founders, who left the Company in March 1995, misappropriated confidential information prior to the Company's founding in April 1992. In August 1996, the Company reached a settlement with the plaintiffs which resulted in a charge to earnings of $4.3 million in the quarter ended July 26, 1996, which included a $3.5 million payment to the plaintiffs and

$800,000 of legal fees. The payment released the Company from all liabilities associated with the case. The Company has no future obligations to the plaintiffs.

     Other Income, net. Other income, net, was approximately $261,000 and $(13,000) in the three months ended October 25, 1996 and October 27, 1995, respectively. During the six months ended October 25, 1996 and October 27, 1995, other income, net, was approximately $552,000 and $(9,000), respectively. In each of these periods, other income, net, represented less than 2% of net sales. Other income, net, increased in the three and six month periods ended October 25, 1996 compared to the same periods of the prior year due primarily to interest income earned on the net proceeds of approximately $25.7 million from the Company's initial public offering that was completed in November 1995.

     Provision for Income Taxes. In fiscal 1996, the Company's federal and state income tax liabilities were offset by the realization of a portion of its net deferred tax assets, and accordingly no provision for income taxes was incurred in the three and six months ended October 27, 1995. The Company has recorded a provision for income taxes in the three and six months ended October 25, 1996 utilizing an income tax rate of 35%, which is the anticipated effective tax rate for fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 25, 1996, the Company's liquidity primarily consisted of cash and cash equivalents of $15.2 million and short-term investments of $8.8 million.

     The Company used cash from operating activities totaling $1.8 million in the six months ended October 25, 1996 and generated cash from operating activities totaling $97,000 in the six months ended October 27, 1995. The use of cash in the six months ended October 25, 1996 was primarily attributable to the settlement of a lawsuit which resulted in the payment of $4.3 million in the quarter ended October 25, 1996, an increase in accounts receivable of $5.5 million and an increase in inventories of $3.5 million, partially offset by net income of $2.3 million. Net cash provided by operating activities in the six months ended October 27, 1995 principally related to net income of $1.6 million, offset by increases in accounts receivable and inventories and a decrease in accounts payable.

     The Company used approximately $2.2 million and $1.2 million of cash during the six months ended October 25, 1996 and October 27, 1995, respectively, to purchase property and equipment. In addition, the Company used approximately $5.9 million in the six months ended October 25, 1996 to purchase short-term investments. Financing activities provided $486,000 and $1.4 million during the six months ended October 25, 1996 and October 27, 1995, respectively, due primarily to the sale of common stock in the first six months of fiscal 1997 and the issuance of long-term debt in the first quarter of fiscal 1996.

     The Company currently has no significant capital commitments other than commitments under operating and capital leases. The Company believes that its existing liquidity will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July 1994, the Whipsaw group, Robert and Ellen Cousins, and certain other individuals (collectively the "Whipsaw Group") filed suit alleging breach of contract, breach of fiduciary duty, fraud, misappropriation of trade secrets and other related claims against the Company, Michael Malcolm (a former officer), Owen Brown and Migration Software Systems, Ltd. (the "Whipsaw Litigation"). The plaintiffs allege that they disclosed trade secrets and proprietary information to Messrs. Brown and Malcolm under written and/or oral confidentiality agreements, and that Messrs. Brown and Malcolm misappropriated those trade secrets and that the Company is based entirely on the trade secrets and proprietary information misappropriated from the Whipsaw Group. On August 14, 1996, the Company agreed to settle this lawsuit brought against them by the Whipsaw Group. In connection with the settlement, the Company recorded a pre-tax charge of $4.3 million in the quarter ended July 26, 1996, which included a $3.5 million payment to the plaintiffs and $800,000 of legal fees. The total settlement with the plaintiffs consisted of a single cash payment made in the second quarter of fiscal 1997 and released the Company from all liabilities.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The following proposals were voted upon by the Company's shareholders at the Annual Meeting of Shareholders held on October 23, 1996 ("Annual Shareholders Meeting"):

     1. The following persons were elected as directors of the Company to serve for a term ending upon the Annual Shareholders Meeting indicated beside their respective names and until their successors are elected and qualified:

                                                                VOTES FOR      VOTES WITHHELD
                                                                ----------     --------------
    Daniel J. Warmenhoven.....................................  10,568,784           750
    Donald T. Valentine.......................................  10,568,784           750
    Carol A. Bartz............................................  10,568,784           750
    Michael R. Hallman........................................  10,568,784           750
    Kurt R. Jaggers...........................................  10,568,784           750
    Robert T. Wall............................................  10,568,784           750

     2. A proposal to ratify the election of Deloitte & Touche LLP, as the Company's independent auditors for the fiscal year ending April 30, 1997 was approved as follows:

 IN FAVOR      OPPOSED     WITHHELD     BROKER NON-VOTES
----------     -------     --------     ----------------
10,569,534     11,967         950               --

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27.1 -- Financial Data Schedule

     (b) Reports on Form 8-K. A Current Report on Form 8-K dated August 14, 1996 reporting certain Other Events under Item 5 was filed during the fiscal quarter covered by this Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK APPLIANCE, INC.
                                          (Registrant)

                                          /s/  DANIEL J. WARMENHOVEN

                                          --------------------------------------
                                          By: Daniel J. Warmenhoven
                                          President and Chief Executive Officer
                                          (Principal Financial Officer)

Date: December 6, 1996

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION
--------    -------------------------------------------------------------------
  27.1      Financial Data Schedule