Form 10-Q
period 1997-01-24
NETWORK APPLIANCE INC
filed 1997-03-07
CIK 1002047

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 24, 1997

                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to____

                        Commission File Number  0-27130

                            NETWORK APPLIANCE, INC.
             (Exact name of registrant as specified in its charter)

           California                                             77-0307520
----------------------------------------------------------------------------
(State or other jurisdiction of                  IRS Employer Identification
incorporation or organization)


2770 San Tomas Expressway, Santa Clara, California                     95051
----------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)

Registrant's telephone number, including area code            (408) 367-3000
----------------------------------------------------------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      .     No           .
   ------------        -----------

       Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                    Outstanding at
             Class                                 January 24, 1997
             -----                                 ----------------

        Common Stock                                  16,250,561

                            NETWORK APPLIANCE, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                              PAGE NO.
                                                                                              --------
PART I.    FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of January 24, 1997
                 and April 30, 1996-------------------------------------------------------        3

                 Condensed Consolidated Statements of Income for the three and
                 nine-month periods ended January 24, 1997 and January 26, 1996-----------      4-5

                 Condensed Consolidated Statements of Cash Flows for the nine-month
                 periods ended January 24, 1997 and January 26, 1996----------------------        6

                 Notes to Condensed Consolidated Financial Statements---------------------      7-8

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations------------------------------------------------     9-12


PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings--------------------------------------------------------       13

Item 2.          Changes in Securities----------------------------------------------------       13

Item 3.          Defaults Upon Senior Securities------------------------------------------       13

Item 4.          Submission of Matters to a Vote of Securityholders-----------------------       13

Item 5.          Other Information--------------------------------------------------------       13

Item 6.          Exhibits and Reports on Form 8-K-----------------------------------------       13


SIGNATURES--------------------------------------------------------------------------------       14

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            NETWORK APPLIANCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                January 24, 1997   April 30, 1996
                                                               ----------------   ----------------
                                                                   (Unaudited)
                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ..............................   $         20,938   $         24,637
    Short-term investments .................................              6,850              2,982
    Accounts receivable, net ...............................             12,336              5,330
    Inventories ............................................              9,585              4,825
    Prepaid expenses and other .............................              3,298              2,628
                                                               ----------------   ----------------
        Total current assets ...............................             53,007             40,402

PROPERTY AND EQUIPMENT, net ................................              6,148              4,849
OTHER ASSETS ...............................................                202                198
                                                               ----------------   ----------------
                                                               $         59,357   $         45,449
                                                               ================   ================



          LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
    Current portion of long-term obligations ...............   $             21   $             19
    Accounts payable .......................................              4,991              2,099
    Income taxes payable ...................................                708                500
    Accrued compensation and related benefits ..............              3,131              2,015
    Other accrued liabilities ..............................              2,178              1,110
    Deferred revenue .......................................              1,804                378
                                                               ----------------   ----------------
        Total current liabilities ..........................             12,833              6,121
                                                               ----------------   ----------------
LONG-TERM OBLIGATIONS ......................................                233                299
                                                               ----------------   ----------------

SHAREHOLDERS' EQUITY:
    Common stock ...........................................             41,495             39,903
    Retained earnings (Accumulated deficit) ................              4,796               (874)
                                                               ----------------   ----------------
                                                                         46,291             39,029
                                                               ----------------   ----------------
                                                               $         59,357   $         45,449
                                                               ================   ================








     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                Three Months Ended
                                                      --------------------------------------
                                                      January 24, 1997      January 26, 1996
                                                      ----------------      ----------------
NET SALES.......................................      $         24,845      $         13,018
COST OF SALES...................................                10,116                 5,749
                                                      ----------------      ----------------
GROSS MARGIN....................................                14,729                 7,269
                                                      ----------------      ----------------

OPERATING EXPENSES:
    Sales and marketing.........................                 6,438                 3,373
    Research and development....................                 2,283                 1,361
    General and administrative..................                 1,049                   765
                                                      ----------------      ----------------
        Total operating expenses................                 9,770                 5,499
                                                      ----------------      ----------------
INCOME FROM OPERATIONS..........................                 4,959                 1,770

OTHER INCOME, net...............................                   241                   246
                                                      ----------------      ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES........                 5,200                 2,016

PROVISION FOR INCOME TAXES......................                 1,820                    --
                                                      ----------------      ----------------

NET INCOME......................................      $          3,380      $          2,016
                                                      ================      ================

NET INCOME PER SHARE............................      $           0.19      $           0.12
                                                      ================      ================
WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES....................                17,730                16,581
                                                      ================      ================








     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                        Nine Months Ended
                                                               ------------------------------------
                                                               January 24, 1997    January 26, 1996
                                                               ----------------    ----------------
NET SALES .................................................    $         64,353    $         30,621
COST OF SALES .............................................              26,292              13,814
                                                               ----------------    ----------------
GROSS MARGIN ..............................................              38,061              16,807
                                                               ----------------    ----------------

OPERATING EXPENSES:
    Sales and marketing ...................................              16,644               8,483
    Research and development ..............................               5,986               3,101
    General and administrative ............................               3,201               1,819
    Litigation settlement .................................               4,300                  --
                                                                ---------------    ----------------
        Total operating expenses ..........................              30,131              13,403
                                                                ---------------    ----------------
INCOME FROM OPERATIONS ....................................               7,930               3,404

OTHER INCOME, net .........................................                 793                 237
                                                                ---------------    ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES ..................               8,723               3,641

PROVISION FOR INCOME TAXES ................................               3,053                  --

NET INCOME ................................................    $          5,670    $          3,641
                                                               ================    ================

NET INCOME PER SHARE ......................................    $           0.32    $           0.24
                                                               ================    ================
WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES ..............................              17,636              15,389
                                                               ================    ================









     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                       Nine Months Ended
                                                                -----------------------------------
                                                                January 24, 1997   January 26, 1996
                                                                ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................      $          5,670   $          3,641
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation .........................................                 1,907                809
    Amortization of deferred stock compensation ..........                    60                 99
    Provision for doubtful accounts ......................                    --                110
    Deferred rent ........................................                   (52)                80
    Changes in assets and liabilities:
      Accounts receivable ................................                (7,006)            (1,189)
      Inventories ........................................                (4,760)            (1,183)
      Prepaid expenses and other .........................                  (674)              (436)
      Accounts payable and income taxes payable ..........                 3,100               (724)
      Accrued compensation and related benefits ..........                 1,116                278
      Other accrued liabilities ..........................                 1,068                698
      Deferred revenue ...................................                 1,426                267
                                                                ----------------   ----------------
        Net cash provided by operating activities ........                 1,855              2,450
                                                                ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ....................               (13,200)                --
  Redemptions of short-term investments ..................                 9,332                 --
  Purchases of property and equipment ....................                (3,206)            (2,219)
                                                                ----------------   ----------------
      Net cash used in investing activities ..............                (7,074)            (2,219)
                                                                ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ...............                    --              1,250
  Repayments of long-term obligations ....................                   (12)            (1,274)
  Proceeds from sale of common stock, net ................                 1,532             26,643
                                                                ----------------   ----------------
      Net cash provided by financing activities ..........                 1,520             26,619
                                                                ----------------   ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....                (3,699)            26,850


CASH AND CASH EQUIVALENTS:
  Beginning of period ....................................                24,637              1,791
                                                                ----------------   ----------------
  End of period ..........................................      $         20,938   $         28,641
                                                                ================   ================




     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission
(SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and nine-month periods ended January 24, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1996 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, recent management additions, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, concentration of stock ownership, effect of certain anti-takeover provisions and dilution. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.


2.       INVENTORIES

         Inventories consist of the following (in thousands):


                                                           January 24, 1997       April 30, 1996
                                                           ----------------      ----------------
                         Purchased components ..........   $          6,645      $          2,161
                         Work in process ...............                734                   970
                         Finished goods ................              2,206                 1,694
                                                           ----------------      ----------------
                                                           $          9,585      $          4,825
                                                           ================      ================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Network Appliance, Inc. was incorporated in April 1992 to design, manufacture, market and support network data storage appliances. In September 1995, the Company introduced the NetApp F330, a rack-mounted, Pentium and PCI bus-based filer, and in January 1996, the Company introduced the NetApp F220, a rack-mounted, Pentium and PCI bus-based filer designed for workgroup and LAN environments. In May 1996, the Company introduced the NetApp F540, an enterprise-class file server appliance. In October 1996, the Company first shipped multiprotocol systems and also initiated the licensing of multiprotocol software to pre-existing customers. The Company's filer products combine specialized proprietary software and state-of-the-art industry standard hardware to provide a unique solution for the NFS server market.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated.


                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             ----------------------     -----------------------
                                                            JANUARY 24,   JANUARY 26,   JANUARY 24,    JANUARY 26,
                                                                1997         1996          1997          1996
                                                             ---------    ---------     ---------     ---------
 Net sales...............................................        100.0%       100.0%        100.0%        100.0%
 Cost of sales...........................................         40.7         44.2          40.9          45.1
                                                             ---------    ---------     ---------     ---------
 Gross margin............................................         59.3         55.8          59.1          54.9
 Operating expenses:
   Sales and marketing...................................         25.9         25.9          25.8          27.7
   Research and development..............................          9.2         10.4           9.3          10.1
   General and administrative............................          4.2          5.9           5.0           6.0
   Litigation settlement.................................           --           --           6.7            --
                                                             ---------    ---------     ---------     ---------
           Total operating  expenses.....................         39.3         42.2          46.8          43.8
                                                             ---------    ---------     ---------     ---------
 Income from operations..................................         20.0         13.6          12.3          11.1
 Other income, net.......................................           .9          1.9           1.2            .8
                                                             ---------    ---------     ---------     ---------
 Income before provision for income taxes................         20.9         15.5          13.5          11.9
 Provision for income taxes..............................          7.3           --           4.7            --
                                                             ---------    ---------     ---------     ---------
 Net income..............................................         13.6%        15.5%          8.8%         11.9%
                                                             =========    =========     =========     =========

         Net Sales. Net sales increased by 90.9% from $13.0 million for the three months ended January 26, 1996 to $24.8 million for the three months ended January 24, 1997. For the nine-month period ended January 24, 1997, net sales of $64.4 million reflect an increase of 110.2% over the comparable period of fiscal 1996. The increase in net sales in these periods resulted primarily from the Company's continuing expansion of its domestic direct sales force, as well as the growth of its domestic indirect sales channel and international direct sales channel, increased market acceptance of the Company's products, the introduction of the NetApp F540, as well as the introduction of multiprotocol systems and the licensing of software to pre-existing customers.

         Gross Margin. Gross margin increased from 55.8% for the three months ended January 26, 1996 to 59.3% for the three months ended January 24, 1997. Gross margin for the nine months ended January 24, 1997 was 59.1%, compared to 54.9% for the comparable period of fiscal 1996. This increase in gross margin was primarily attributable to lower costs of key components and manufacturing efficiencies achieved during the three and nine-month periods ended January 24, 1997, both of which were related to the significant increase in production volume. Also, during the quarter ended January 24, 1997, the Company recognized software licensing revenue, which bears higher margins than system sales. These factors offset the effect of increased sales of highly configured systems during these periods which generally generate lower gross margins per system due to greater disk drive and memory content.

         The Company's gross margin has been and will continue to be affected by a variety of factors, including competition, product configuration, direct versus indirect sales, the mix and average selling prices of products, including software licensing, new product introductions and enhancements and the cost of components and manufacturing labor. In particular, the Company's gross margin varies based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. The Company offers products in both highly configured systems, as well as in minimally configured systems. Typically, highly configured systems generate lower overall gross margins due to greater disk drive and memory content. Highly configured systems are generally sold directly to end users.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 90.9% from $3.4 million for the three months ended January 26, 1996 to $6.4 million for the three months ended January 24, 1997. For the nine months ended January 24, 1997, sales and marketing expenses of $16.6 million reflect an increase of 96.2% over the comparable period of fiscal 1996. These expenses were 25.9% of net sales for both the three months ended January 24, 1997 and the three months ended January 26, 1996 and were 25.8% and 27.7%, respectively, of net sales for the nine months then ended. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, particularly increases in the domestic and international sales forces, and increased commission expenses related to higher sales volumes. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

         Research and Development. Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses increased 67.7% from $1.4 million for the three months ended January 26, 1996 to $2.3 million for the three months ended January 24, 1997. These expenses represented 9.2% and 10.4% of net sales for the quarters ended January 24, 1997 and January 26, 1996, respectively. For the nine month periods, research and development expenses increased 93.0% from $3.1 million in fiscal 1996 to $6.0 million in fiscal 1997 and represented 10.1% and 9.3% of net sales, respectively, for those periods. These expenses increased in absolute dollars primarily as a result of increased headcount, consulting fees, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars. To date, no software development costs have been capitalized as amounts that qualify for capitalization have been immaterial.

         General and Administrative. General and administrative expenses were $1.0 million in the three months ended January 24, 1997, compared to $0.8 million in the three months ended January 26, 1996. These expenses represented 4.2% and 5.9%, respectively, of net sales for such periods. For the nine-month periods, general and administrative expenses increased 76.0% from $1.8 million in fiscal 1996 to $3.2 million in fiscal 1997 and represented 6.0% and 5.0% of net sales, respectively, for those periods. Increases in general and administrative expenses related primarily to certain litigation expenses, increased staffing, professional fees, facilities expansion and related occupancy costs and information system investments necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

         Litigation Settlement. In July 1994, the Company and certain of its former employees were named as defendants in a lawsuit which alleged that one of the Company's founders, who left the Company in March 1995, misappropriated confidential information prior to the Company's founding in April 1992. In August 1996, the Company reached a settlement with the plaintiffs which resulted in a charge to earnings of $4.3 million in the quarter ended July 26, 1996, which included a $3.5 million payment to the plaintiffs and $0.8 million of legal fees. The payment released the Company from all liabilities associated with the case. The Company has no future obligations to the plaintiffs.

         Other Income, net. Other income, net, was $0.2 million for both the three months ended January 24, 1997 and January 26, 1996. During the nine months ended January 24, 1997 and January 26, 1996, other income, net, was $0.8 million and $0.2 million, respectively. In each of these periods, other income, net, represented less than 2% of net sales. Other income, net, increased in the nine-month period ended January 24, 1997 compared to the corresponding period of the prior year due primarily to interest income earned on the net proceeds of $25.7 million from the Company's initial public offering that was completed in November 1995.

         Provision for Income Taxes. In fiscal 1996, the Company's federal and state income tax liabilities were offset by the realization of a portion of its net deferred tax assets, and accordingly no provision for income taxes was incurred in the three and nine months ended January 26, 1996. The Company has recorded a provision for income taxes in the three and nine months ended January 24, 1997 utilizing an income tax rate of 35%, which is the anticipated effective tax rate for fiscal 1997.

         The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including the level of competition; the size and timing of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network file server market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; the Company's ability to successfully expand international operations; general economic trends and other factors. Although the Company has not experienced seasonality in the past, because of the significant seasonal effects experienced within the industry and the Company's goal to expand international sales, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of January 24, 1997, the Company's liquidity primarily consisted of cash and cash equivalents of $20.9 million and short-term investments of $6.9 million.

         The Company generated cash from operating activities totaling $1.9 million in the nine months ended January 24, 1997 and $2.5 million in the nine months ended January 26, 1996. Net cash provided by operating activities in the nine months ended January 24, 1997 was primarily attributable to net income of $5.7 million during that period (which included a $4.3 million cash charge to settle a lawsuit) and to increases in accounts payable and income taxes payable, accrued compensation and related benefits, other accrued liabilities and deferred revenue, partially offset by increases in accounts receivable and inventories. Net cash provided by operating activities in the nine months ended January 26, 1996 principally related to net income of $3.6 million during that period, offset by increases in accounts receivable and inventories.

         The Company used $3.2 million and $2.2 million of cash during the nine months ended January 24, 1997 and January 26, 1996, respectively, to purchase property and equipment. In addition, the Company used $3.9 million in the nine months ended January 24, 1997 for net purchases of short-term investments. Financing activities provided $1.5 million and $26.6 million during the nine months ended January 24, 1997 and January 26, 1996, respectively, due primarily to the sale of common stock in the first nine months of fiscal 1997 and to proceeds from the Company's initial public offering in fiscal 1996.

         The Company currently has no significant capital commitments other than commitments under operating and capital leases. The Company believes that its existing liquidity will satisfy the Company's projected working capital and other cash requirements for the next twelve months.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS
                 None

ITEM 2.          CHANGES IN SECURITIES
                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
                 None

ITEM 5.          OTHER INFORMATION

                          During the quarter ended January 24, 1997, Jeffry R.
                 Allen joined the Company as its Vice President of Finance and Operations and Chief Financial Officer. He was formerly Senior Vice President of Operations at Bay Networks.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

                 10.1 Facility sublease, dated August 9, 1996, by and between S3, Inc. and the Registrant

                 27.1  Financial Data Schedule

                 (b)  Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          NETWORK APPLIANCE, INC.
                                          (Registrant)




                                          /s/  Jeffry R. Allen
                                          -----------------------------------
Date:    March 7, 1997            By:     Jeffry R. Allen
                                          Vice President Finance and
                                          Operations, Chief Financial Officer
                                          (Principal Financial Officer)