Form 10-K
period 1997-04-25
NETWORK APPLIANCE INC
filed 1997-07-23
CIK 1002047

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 25, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27130

                            NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    77-0307520
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                           2770 SAN TOMAS EXPRESSWAY
                         SANTA CLARA, CALIFORNIA 95051
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                 (408) 367-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
                     none                                          none

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock (no par value)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of May 31, 1997 was approximately $497,013,000 (based on the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On May 31, 1997 approximately 16,665,993 shares of the Registrant's common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III is incorporated by reference from designated sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held September 25, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 1997.

================================================================================

     This Annual Report on Form 10-K contains forward looking statements that are accompanied by cautionary statements that identify important factors that could cause actual results to differ materially from those in the forward looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Network Appliance, Inc. (the "Company" or "Network Appliance") designs, manufactures, markets and supports high performance network data storage devices which provide fast, simple, reliable and cost effective file service for data-intensive network environments. The Company pioneered the concept of the "network appliance," an extension of the industry trend towards dedicated, specialized devices which perform a single function in the network, similar to the adoption of the router for network communications management. The Company's filer products combine specialized proprietary software and state-of-the-art industry standard hardware to provide a unique solution for the NFS, Common Internet File System ("CIFS"), and HTTP server markets.

ACQUISITION

     In March 1997, the Company acquired all outstanding shares and options to purchase shares of Internet Middleware Corporation ("IMC") common stock by issuing 187,023 shares of the Company's common stock and options to purchase shares of the Company's common stock. Certain key employees of IMC who continued as employees of the Company were also granted vested options to purchase shares of the Company's common stock at a discount to the market price of the Company's common stock immediately preceding the acquisition. In connection with the granting of these options, the Company recorded a compensation charge of $3.2 million in the fourth quarter of fiscal 1997. The acquisition was accounted for as a purchase and, accordingly, the results of operations of IMC from the date of acquisition forward have been included in the Company's consolidated financial statements. A substantial portion of the purchase price was charged to expense as purchased in-process technology.

INDUSTRY BACKGROUND

     In response to competitive pressures, businesses and other organizations are increasingly investing in information systems to shorten product development cycles, enhance customer responsiveness, lower costs, and improve the quality of their products and services. Networked computing offers these organizations the ability to increase productivity through the distribution of computing power across their enterprises, providing large numbers of users with access to applications, information and data. In this environment, it has become important for organizations to manage the storage of and access to large volumes of data, which increasingly represent critical information resources.

  Data-Intensive Network Environment

     Network computing environments that require large volumes of data, perform intensive processing or computation of data, or involve frequent user access to data can be characterized as "data-intensive." Increasingly, organizations are deploying data-intensive applications and services as core business resources. In addition, Internet and on-line service related businesses have grown significantly. The data-intensity of the network environment is expected to continue to increase substantially due to the development of new applications and services and the more prevalent use of stored digital graphics, voice and video, requiring dramatically more data capacity than equivalent alphanumeric information. Examples of data-intensive applications and services include:

     Data-Intensive Applications -- Data-intensive applications have become increasingly prevalent in a variety of industries. Computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") are data-intensive applications in which teams of engineers collaborate on a common design for a product such as a semiconductor device, computer system, aircraft or automobile. Software development is also inherently data-intensive, involving the creation and compilation by teams of developers of hundreds of thousands of lines of software code which must be continuously tested, revised and recompiled. Energy, seismic and satellite-related applications also involve the storage and manipulation of large quantities of graphics and imaging data. Within the securities industry, large volumes of trading and other market data need to be compiled and rapidly processed in order to support trading decisions. Airline reservation systems also involve the access to and processing of large quantities of data related to flight schedules, equipment configurations, passenger information and seat availability.

     Data-Intensive Services -- Internet and public on-line services have become increasingly data intensive. Organizations are also providing internal on-line data repositories that can be accessed internally as well as by outside users. As these services have proliferated, they have become "information utilities" where increasing amounts of data are stored for broad availability to large numbers of distributed users.

  Issues in Data Management and Network Computing

     Organizations utilizing data-intensive applications and services in network computing environments generally share a common set of requirements in order to derive the benefits that they are designed to provide. In this context, data management has become increasingly complex and challenging. Specifically, three significant problem areas have emerged: (i) data access performance; (ii) data administration; and (iii) data availability and reliability.

     Data Access Performance -- Traditionally, management information systems ("MIS") managers and network providers improved performance on a network by increasing central processing unit ("CPU") performance or increasing the underlying network bandwidth. In today's data-intensive network environment, performance of applications and services is increasingly limited by the time to read or write to hard disk drives. Improvements in performance for most applications and services have been limited by disk input/output ("I/O") performance, which because of the mechanical nature of disk drives, has not improved as rapidly as CPU performance or network bandwidth.

     Data Administration -- A key requirement in data administration is the management of hardware and software systems that store the data. In the data-intensive network environment, data management is difficult and complex due to the large number of users accessing the data, the multiple servers storing the data and the large volume of data. Furthermore, because data may be widely distributed throughout the network, administrative functions such as back-up or expansion of the file system become substantially more difficult. Finally, the budgetary constraints of most organizations require that this increasingly complex administration be accomplished cost-effectively, without increased staffing.

     Data Availability and Reliability -- As the data-intensive network environment grows, data availability becomes critical to the organization's productivity, time-to-market and responsiveness to customers. Achieving a high level of data availability is particularly difficult because hard disk drives are mechanical devices, which are prone to failure over extended periods of intensive use. An organization may experience costly down-time or loss of data from the failure of a single low-cost, network-attached disk drive. This is particularly important to network service providers whose business is providing network-stored data to their users. Therefore, it is imperative that systems which are repositories of network-based data and services have low failure rates, rapid recovery times and the ability to provide uninterrupted service in the event of failure of a disk drive.

  File Servers

     The requirements of the data-intensive network environment have contributed to the growing importance of the network file service function, the process of reading and writing files to and from shared data storage over the network. Until recently, the file service function had been performed exclusively by larger, general purpose computer systems which also executed other tasks such as print serving, application processing and communications functions. As networks evolved, network managers increasingly dedicated general purpose systems specifically to the file service task in order to enhance performance, simplify administration and reduce vulnerability to other application-related failures. These dedicated systems became known as "file servers."

     Systems vendors have offered a variety of specially configured and add-on solutions for general purpose systems deployed as file servers. Selected vendors have also introduced highly specialized, hardware-intensive systems architected to exclusively perform the file service task. These approaches, such as the use of hardware accelerators and the introduction of specialized hardware architectures, were generally optimized for throughput (the number of I/O requests processed by the CPU). Although these file server approaches addressed throughput issues, they were not designed to address the specific problem of response time (the speed at which an I/O request is satisfied) which is critical in the data-intensive network environment. In addition, because these approaches lack the flexibility to easily integrate additional network, file system and/or disk interfaces or protocols associated with today's heterogeneous networks, these approaches do not directly address the reliability issues associated with data storage on a network. Consequently, users are searching for cost-effective, flexible solutions to address data access performance, data administration and data availability and reliability issues in the data-intensive network environment.

THE NETWORK APPLIANCE SOLUTION

     Network Appliance pioneered the concept of a "network appliance," a fast, simple, reliable and cost-effective device designed to perform a specific network data management function. The network appliance concept is part of the trend towards the specialization of network devices, including the development of routers, dedicated devices that manage network communications functions previously performed by general purpose computer systems. The Company's network appliance product line consists of network data storage appliances or "filers," developed to address the specific market requirements of data-intensive network environments. These products utilize an efficient software kernel optimized to exclusively perform the file service task. Unlike previous file server approaches, these products are not burdened by a general purpose operating system or file system overhead. By using a proprietary software architecture, Network Appliance is able to use industry standard hardware components rather than specialized hardware. The core elements of the Network Appliance solution are:

     Fast Response Time -- Network Appliance uses its proprietary Write Anywhere File Layout ("WAFL") software architecture and a sophisticated caching scheme coupled with industry standard processor architectures and I/O buses to achieve response time over the network substantially faster than competing products. Faster response times result in faster execution of applications and services in data-intensive network environments. The filer's response time is significantly faster than either general purpose computers or specialized hardware-centric file servers. In addition, the Company's products are characterized by less variation in response times under increasing aggregate loads than competing products.

     Network Appliance believes its approach enables its customers to meet the performance needs of future data-intensive applications and services. The Company's technology has allowed it to achieve substantial improvements in response time by adopting faster industry standard microprocessors, while competitive solutions have been generally limited by disk access time. For example, successive releases of Network Appliance software on the Intel 486 or Pentium(R)-based platforms, in addition to supporting incremental functionality, have succeeded in reducing response times.

     Ease of Administration -- Network Appliance products are easy to use and install. Installation by a systems administrator typically requires less than an hour. Administration requires knowledge of approximately 40 system commands, versus the hundreds of commands typical of alternative products. Network Appliance's Snapshot feature allows on-line back-up of an active file system without interrupting users. This feature also allows users on-line access to earlier versions of their data without involving the systems administrator. During fiscal 1997, the Company introduced a Web-based graphical user interface ("GUI") administration tool called FilerView(TM) which allows for filer administration using a standard web browser. Together, these features simplify administration, permit more efficient use of personnel resources and increase data availability.

     High Levels of Data Availability and Reliability -- Network Appliance products are designed to provide high levels of data availability. Traditional servers do not have an integrated facility to efficiently and reliably maintain the availability of data upon disk drive failure. The approach to provide increased data-availability for these systems has been to incrementally add RAID (redundant array of independent disks) devices which are costly and are often performance-limiting. Network Appliance's unique software integration of RAID provides a solution at no incremental cost that yields more reliable data with no performance penalties. In the event of a disk drive failure, the Network Appliance filer will reconstruct the failed data on a spare drive which may be hot-swapped with the failed drive without any interruption of data availability to client users. Upon disruption of the system, Network Appliance servers automatically reboot (with full data availability) at a speed of approximately one to three minutes regardless of storage capacity (versus alternative systems that may take up to one minute per gigabyte to reboot with full data availability). The Network Appliance architecture allows system administrators to add storage capacity or replace a failed disk drive without service interruption or loss of data.

     Scalability -- The architecture of Network Appliance products is designed to be scalable so that performance, both in response time as well as in aggregate throughput and storage capacity can cost-effectively grow on an incremental basis. Adding an additional server to a network under this architecture is as simple as adding an additional disk drive to many other systems. The system can be easily expanded to terabytes of data, while maintaining a relatively consistent response time.

     Compatibility with Networking Environment -- Network Appliance products are compatible with major network and peripheral interfaces and protocols. This is accomplished through the use of industry standard I/O bus architectures, providing compatibility with common network interfaces and protocols and disk interconnects. Network Appliance's software is designed to be extendable to additional network environments and interface standards, as appropriate.

     Cost-Effectiveness -- By combining Network Appliance's software-centric architecture with state of-the-art industry-standard microprocessors and hard disk products, Network Appliance is able to achieve fast response times at a low cost per unit of storage.

     Multiprotocol Capabilities -- The addition of multiprotocol capabilities through recently developed software began the Company's entry into the HTTP, and CIFS markets (CIFS is the standard file service protocol for Microsoft Windows(R) products). The Company's product family now enables different types of clients -- such as PCs, UNIX workstations and standard web browsers -- to simultaneously access information on a single server.

STRATEGIES

     Network Appliance's goal is to be a leader in the network data storage appliance market, building on the initial success of its NFS filers. The Company seeks to achieve this goal by employing the following core strategies:

     Focus on Software Differentiation -- Network Appliance seeks to continue to differentiate its products by focusing on the development and enhancements to its specialized proprietary software. Network Appliance believes this approach allows it to cost-effectively integrate desirable features such as intelligent caching, the WAFL architecture, software integrated RAID and automated on-line restoration of deleted or changed files through its Snapshot feature.

     Embrace Industry Standards -- Network Appliance will continue to integrate its specialized software solutions with state-of-the-art industry standard hardware components and software interfaces. Industry standard hardware is generally less expensive and more readily available than proprietary hardware. For instance, since its first product introduction, successive generations of Network Appliance products have migrated from industry standard architecture ("ISA") to peripheral connect interchange ("PCI")-bus. Network Appliance believes this approach allows more rapid and cost-effective development and the delivery of high performance products at attractive prices. Utilizing industry standard interfaces enables Network Appliance products to be adaptable to a variety of network environments.

     Broaden Penetration Into NFS Market -- Network Appliance's initial focus was to provide NFS file servers for departmental and enterprise applications. The Company's current focus is to expand its product offerings to include a wider range of price, performance and storage capacities, as well as penetrating additional vertical markets.

     Develop New Markets -- During fiscal 1997, Network Appliance developed multiprotocol software capable of providing simultaneous NFS and CIFS file service. This product was designed to meet file server requirements for the Windows NT market and to address the need to unify UNIX and Windows network file services. The Windows NT market has been characterized by trends toward the distributing and downsizing of centralized data-intensive applications, the consolidation of smaller, independent PC-based LANs and the emergence of multimedia as a significant corporate communications and training tool. Network Appliance began shipping the first release of the Windows Networking file protocol option in the third quarter of fiscal 1997.

     In the predominantly Windows environment, Network Appliance's filers can help proliferate Windows NT adoption at the enterprise level by providing much higher capacities for network data access consolidation for Windows and UNIX desktops, allowing the deployment of Windows NT(R) servers primarily for application services. This not only helps scale application performance, by off-loading network file service operations, but also contributes to easier data administration through using the 40 standard commands which allows system administrators to focus on user and application related issues.

     Also during fiscal 1997, Network Appliance released its Web Filer(TM) software. Web Filer is compatible with all standard Web servers, enables users to update pages while the filer is simultaneously handling Web (HTTP) requests and improves the performance of Internet networks, including corporate intranets. Web Filer operates on any Network Appliance filer, either as a single function HTTP data access server, or in a multiprotocol environment for file and web data access. With the release of Web Filer, a single Network Appliance filer can simultaneously support three different network file sharing protocols, including NFS for UNIX clients, Microsoft's CIFS protocol for Windows 3.1, Windows 95 and Windows NT clients and HTTP for any standard Web browser. By supporting all three types of clients in a single, high-speed, data-access server, Network Appliance enables corporations to avoid costly and complex data replication and add-on client software, while simplifying system and network administration.

     In April 1997, Network Appliance released NetCache(TM), a Web proxy-caching software product made available through the Company's recent acquisition of IMC. NetCache improves Web access times and reduces network traffic by creating read-only copies of Web pages that reside closer to users. NetCache is designed for enterprise-wide corporate intranets and for Internet Service Providers who have multiple points-of-presence and data centers. By caching copies of Web content on multiple locations throughout the network, NetCache reduces access times, particularly for users located in remote offices who access the corporate intranet over a wide-area network connection. NetCache also reduces telecommunications costs by eliminating the need for multiple end-user requests for the same data. With support for traffic analysis, the new product also improves network auditing and security. Network Appliance intends to release an appliance version of the software in the future.

     Expand Distribution -- Network Appliance seeks to market and distribute its products and technology globally. In North America and in much of Europe, the Company employs a multi-tiered distribution strategy which focuses on product sales to end-users through a direct sales force, as well as selected value-added resellers in certain geographies. In the Pacific Rim and in portions of Europe, Network Appliance products are sold through resellers, which are supported by Network Appliance channel managers and technical support personnel. In addition, the Company seeks to distribute its products through original equipment manufacturers ("OEMs") and, where appropriate, through licensing arrangements with computer systems companies.

SALES AND MARKETING

     Network Appliance has established multiple distribution channels to accelerate market penetration of its products. The Company initially marketed its products primarily through indirect sales channels both domestically and internationally. In fiscal 1995, the Company shifted its emphasis domestically to direct sales and significantly expanded its direct sales force. The Company continues to rely primarily on indirect sales in the Pacific Rim and in some portions of Europe. Network Appliance has approximately 20 sales offices within North America. Additionally, the Company has international offices in London, Paris, Munich, Milan and Sydney.

     No customers accounted for 10% or more of the Company's net sales in fiscal 1997 or 1996. In fiscal 1995, sales to ITOCHU and MTI each accounted for approximately 10% of net sales. The Company entered into a Distributor Agreement with ITOCHU under which the Company granted ITOCHU a nonexclusive, nontransferable license to, among other things, market and distribute certain of the Company's products in Japan, with payments to the Company in U.S. dollars and a term that is automatically renewed each year. The Distributor Agreement had an initial term through March 31, 1994, which is automatically renewed for additional one year terms unless terminated 45 days prior to the end of a term. The agreement may also be terminated with or without cause upon 90 days written notice by either party and upon certain events of default by either party. The Company generally has not entered into long-term volume purchase contracts with its other end user customers or resellers. The Company terminated its relationship with MTI in the second quarter of fiscal 1996.

BACKLOG

     The Company manufactures its products based upon forecast of customers' demand. Orders are generally placed by customers on an as-needed basis and products are typically shipped within one to four weeks following receipt of an order. In general, customers may cancel or reschedule orders without penalty. For these reasons, the Company does not believe "orders" constitute a firm "backlog" and believes it is not a meaningful indicator of revenues nor material to an understanding of its business.

PRODUCTS

     In May 1997, the Company transformed its entire product line by adding the NetApp(TM) F520 departmental filer, the NetApp F230 workgroup filer and the NetApp F630, an enterprise-class filer that offers double the throughput and capacity of its predecessor. The Company also introduced the F210 entry-level filer for small workgroups. All filers are based on a PCI-bus architecture and come packaged in rack mountable enclosures. The NetApp F210 and F230 filers are based on Pentium processors. The NetApp F520 and NetApp F630 are based on Digital's Alpha processor. Since the third quarter of fiscal 1997, customers have had the option of purchasing filers that include from one to three software protocols -- NFS, CIFS and HTTP. NetApp filer list prices range from approximately $15,000 to $400,000, depending primarily on product configuration.

     NetCache, the Web proxy caching software made available through the IMC acquisition, was designed for heterogeneous Windows NT and UNIX server infrastructures, can scale to growing demands, features a software architecture optimized for a large volume of HTTP connections and provides proxy caching for a number of data-sharing technologies, including HTTP, FTP, Gopher, and SSL tunneling. The software is currently available for Windows NT, SPARC Solaris and Digital UNIX. A single underlying software code base and user interface support each product. NetCache supports environments with T1 speed (1.544 Mbps) connections or greater. Network Appliance also offers NetCache Lite, a scaled-back version of NetCache, which supports environments with up to a 256 Kbps connection to the Internet (roughly two ISDN lines). Network Appliance intends to release an appliance version of the proxy caching software in the future.

     In the third quarter of fiscal 1997, Network Appliance began production shipments of Data ONTAP(TM) Release 4.0, which is based on the Company's specialized proprietary software architecture. Release 4.0 enables NetApp filers to simultaneously access UNIX, Windows and Web network files. Release 4.0 added new features, including ATM, full duplex Ethernet connectivity and FilerView, which offers HTML/Java(R)-based server administration.

     In June 1997, Network Appliance released Data ONTAP Release 4.1 which features improved CIFS throughput. Data ONTAP Release 4.1 is standard on all new filer products shipped as of June 1997. Installed base customers running previous versions of the software can upgrade to Release 4.1 at no charge if they are on the Company's Software Subscription Program, or by paying a per-incident upgrade price. Some customers are eligible for a free upgrade depending on the date of their filer purchase.

CUSTOMER SERVICE AND SUPPORT

     Network Appliance's customer service and support organization provides customers with technical support, education and training. Network Appliance believes that providing a high level of customer service and technical support is critical to customer satisfaction and the Company's success. In providing service and support to customers, the Company uses its own products extensively. Warranty coverage includes 24 hour telephone support plus next business day hardware repair. For an additional charge, the Company also offers upgraded service during the warranty period, providing for faster on-site hardware repair. The standard hardware warranty for most parts includes one year of part replacement for failed components. Software support, including bug fixes and new release updates are provided at no extra charge for 90 days after product shipment. Support for software is available beyond the initial period through the software subscription program.

     Post-warranty service programs include: cooperative maintenance where the customer purchases spares and performs self-maintenance tasks, a full-service program involving a combination of telephone-based support and on-site repair, and a software subscription program that includes telephone support and software upgrades. The Company charges for service programs on an annual subscription basis, with discounts to sites with multiple filers. On-site support is primarily provided by independent parties both in North America and internationally.

MANUFACTURING

     Network Appliance's manufacturing operations, located in Santa Clara, California, consist of procurement of materials, product assembly, product assurance, quality control and final test. Network Appliance relies on many suppliers for the procurement of materials, as well as several key subcontractors for the production of certain board level assemblies. The Company's manufacturing strategy has been to develop close relationships with its suppliers, exchanging critical information and implementing joint quality training programs. This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by providing the capacity for rapid expansion. During May 1997, Network Appliance was awarded the ISO 9001 certification.

     The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products. The Company purchases disk drives and enclosures from Digital Equipment Corporation and from other vendors. The Company's reliance on its suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. This risk is particularly significant with respect to suppliers of disk drives because in order to meet product performance requirements, the Company must obtain disk drives with extremely high quality and capacity. In addition, there are periodic supply and demand issues for disk drives and for semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. Although to date the Company has been able to purchase its requirements of such components, there is no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results and financial condition. Such delays could also damage relationships with current and prospective customers.

     The Company's resellers sometimes purchase minimally configured systems from the Company and source additional disk drives and memory components from other vendors. In addition, certain end-users also purchase disk drives and memories from other suppliers. Since these components do not undergo the Company's rigorous sourcing and testing procedures, they may experience more failures when deployed in the

Company's products. Any such higher failure rate could negatively impact the Company's reputation and, as a result, could materially adversely affect its business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

     Since its inception, Network Appliance has made substantial investments in research and development. Network Appliance believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company intends to expand its existing product offerings and to introduce new products for the network file server market.

     As part of the Company's ongoing development process, the Company introduced a significant software release during fiscal 1997 -- Data ONTAP release 4.0. In July 1997, The Company released Data ONTAP Release 4.1. The Company also worked extensively in bringing four new products to market in May 1997 -- the NetApp F210, NetApp F230, NetApp F520 and NetApp F630. The Company also released NetCache software in April 1997. In addition, the Company has under development new network file servers. The Company's future growth depends upon the success of these and other new products, however there can be no assurance that these or other new products will attain market acceptance. Due to the complexity of network file servers and the difficulty in gauging the engineering effort required to produce new products, new products are subject to significant technical risks. There can be no assurance that new products will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the shipments of its new products principally due to an inability to qualify component parts from disk drive and other suppliers, resulting in delay or loss of product sales. If new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     The network file server market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new products (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

     Network file server products like those offered by the Company may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company's total expenses for research and development for fiscal years 1997, 1996 and 1995 were $9.0 million, $4.8 million and $2.6 million, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

COMPETITION

     The network file server market is intensely competitive and characterized by rapidly changing technology. The Company experiences substantial competition from specialized network file server companies, such as Auspex Systems, Inc. ("Auspex"). The Company also competes against traditional suppliers of UNIX systems and PC products that are used as network file servers including Sun Microsystems, Digital Equipment

Corporation, Hewlett-Packard Company, Silicon Graphics, Inc. and IBM Corporation, among others. In addition, certain of these large traditional suppliers of general purpose computers may in the future offer specialized file server products which are more directly competitive with those of the Company. The Company also expects new and emerging competition in the network file server market, including competition from manufacturers of PC-based file servers based upon Windows NT and other emerging standards. While the Company believes that the price-performance characteristics of its products are currently competitive, increased competition is likely to result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, the Company derives a significant portion of its sales from the resale of disk drives as components of its filers and therefore experiences competition from disk drive resellers. The market for the resale of disk drives is highly competitive and subject to intense price pressures. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     The Company believes that the principal competitive factors affecting its market include product features such as response time, scalability and ease of use, price, multiprotocol capabilities and customer service and support. Although the Company believes that its products currently compete favorably with respect to these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

PROPRIETARY RIGHTS

     Network Appliance's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its FAServer trademark and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with its resellers and customers. The Company currently has four U.S. patent applications pending and three corresponding international patent applications pending. There can be no assurance that the pending applications will be approved, or that if issued, such patents will not be challenged, and if such challenges are brought, that such patents will not be invalidated. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

     There have also been substantial amounts of litigation in the computer industry regarding intellectual property rights. In the first quarter of fiscal 1997, the Company settled litigation related to the alleged infringement of third party rights and other claims, which resulted in the Company recording a pre-tax expense of $4.3 million ($3.5 million in payments to the plaintiffs and $0.8 million in legal fees). In addition, the Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that companies in the file server market will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, operating results and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

EMPLOYEES

     As of May 31, 1997, Network Appliance had a total of approximately 265 employees. Of the total, 122 were in sales and marketing, 18 in customer support, 61 in research and development, 28 in finance and administration and 36 in operations. The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

OTHER FACTORS AFFECTING THE COMPANY

     History of Operating Losses; Potential Fluctuations in Quarterly
Results -- The Company was organized in April 1992 and first shipped products in June 1993. The Company had an accumulated deficit of $624,000 as of April 25, 1997. While the Company generated net income in fiscal 1997 and in fiscal 1996, it incurred significant losses in fiscal 1995 and in each of its prior fiscal years. There can be no assurance that the Company will remain profitable on a quarterly or annual basis.

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

     Dependence on Growth in the Network File Server Market -- All of the Company's filer products address the network file server market. The Company's future financial performance will depend in large part on continued growth in the network file server market and on emerging standards in this market. There can be no assurance that the market for network file servers will continue to grow or that emerging standards in the network file server market, such as Windows NT, will not adversely affect the growth of the NFS server market on which the Company has focused to date. If the network file server market fails to grow, grows more slowly than anticipated, or if network file servers based on emerging standards other than those adopted by the Company become increasingly accepted by the market, the Company's business, operating results and financial condition would be materially adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Expansion of International Operations -- The Company believes that its continued growth and profitability will require successful expansion of its international operations and sales and therefore the Company has committed significant resources to such expansion. Sales by the Company's foreign subsidiaries represented approximately 11% of the Company's net sales in fiscal 1997 and less than 10% of net sales in fiscal 1996 and 1995. In order to successfully expand international sales in fiscal 1998 and subsequent periods, the Company must establish foreign operations, hire additional personnel and recruit additional international distributors and resellers. This will require significant management attention and financial resources and could materially adversely affect the Company's business, operating results and financial condition. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company currently sells a significant portion of its products internationally through resellers, most significantly, ITOCHU. There can be no assurance that ITOCHU or any of the Company's international resellers or customers will continue to distribute or purchase the Company's products.

     The Company's international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. For international sales denominated in foreign currencies, the Company is subject to risks associated with currency fluctuations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, if any, in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

     Product Concentration; Changing Product Mix -- The Company derives substantially all of its revenues from the sale of its network filer product line. As a result, a reduction in the demand for filer products due to increased competition, a general decline in the market for network file servers or other factors would have a material adverse effect on the Company's business, operating results and financial condition. Prior to fiscal 1996, the Company derived substantially all of its revenue from the sale of its FAServer 450 and 1400 products. The mix of products sold by the Company has changed substantially with the introduction of the NetApp F220, NetApp F330 and NetApp F540. In May 1997, the Company transformed its product line by introducing four new products: the NetApp F210, NetApp F230, NetApp F520 and NetApp F630. Additional product introductions in future years are expected to impact the sales of existing products. If the Company is unable to introduce new products in a timely manner, effectively manage the introduction of new products and any related inventory transitions or if such products do not achieve market acceptance, the Company's business, operating results and financial condition could be materially adversely affected.

     Concentration of Sales -- Historically, a significant portion of the Company's sales have been made to a limited number of end user customers and resellers. In fiscal 1997 and 1996, no customers accounted for 10% or more of net sales. In fiscal 1995, sales to resellers ITOCHU Corporation ("ITOCHU") and MTI Technology Corporation ("MTI") each accounted for approximately 10% of net sales. The Company's relationship with MTI terminated in the second quarter of fiscal 1996. The Company generally has not entered into long term volume purchase contracts with its end user customers or resellers, and such end user customers or resellers may have certain rights to extend or delay the shipment of their orders. The loss of a major end user customer or reseller, the reduction, delay or cancellation of orders or a delay in shipment of the Company's products to such end user customer or reseller could materially adversely affect the Company's business, operating results and financial condition. In addition, should one or more of these resellers choose to promote products competitive with the Company's products, the Company's business, operating results and financial condition could be materially adversely affected.

     Recent Management Additions and Management of Expanding
Operations -- Certain of the Company's senior management joined the Company during the last year. The Company's Chief Financial Officer/Vice President of Operations joined in December 1996 and its Vice President of Marketing joined in May 1996. The Company is in the process of implementing a number of new financial and management controls, reporting systems and procedures. In addition to its senior management, the Company has recently hired a significant number of employees, including sales staff, and plans to further increase its total employee base. The Company also plans to expand the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on the Company's management systems and resources. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. If the Company's efforts are not successful, the Company's business, operating results and financial condition could be materially adversely affected.

     Possible Volatility of Stock Price -- The trading price of the Company's common stock could be subject to wide fluctuations in response to a number of factors, including quarterly variations in operating results, announcements of technological innovations or new products, applications or product enhancements by the Company or its competitors, changes in financial estimates by securities analysts and other events. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     Effect of Certain Charter Provisions; Anti-takeover Effects of Provisions of the Bylaws -- The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Bylaws pertaining to the future elimination of cumulative voting and shareholder action by written consent, and the requirement that shareholders may call a special meeting of shareholders only upon a request of shareholders owning at least 50% of the Company's common stock, could delay or make more difficult a proxy contest involving the Company, which could adversely affect the market price of the Company's common stock.

ITEM 2. PROPERTIES

     Network Appliance's principal administrative, sales, marketing, manufacturing and research and development facility is located in approximately 95,000 square feet of space in Santa Clara, California. This facility is leased through May 2000. The Company leases other sales offices throughout the U.S. and in Europe. The Company believes that the existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                               EXECUTIVE OFFICERS

     The executive officers of the Company, and their ages as of May 31, 1997, are as follows:

          NAME               AGE                            POSITION
-------------------------    ---     -------------------------------------------------------
Daniel J. Warmenhoven....    46      President, Chief Executive Officer and Director
M. Helen Bradley.........    42      Vice President, Engineering
Jeffry R. Allen..........    45      Vice President, Finance and Operations, Chief Financial
                                     Officer and Secretary
Thomas F. Mendoza........    45      Vice President, World Wide Sales
Charles E. Simmons.......    48      Vice President, Marketing

     DANIEL J. WARMENHOVEN joined the Company in October 1994 as President and Chief Executive Officer, and has been a member of the Board of Directors since October 1994. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including President, Chief Executive Officer and Chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications company, from November 1989 to January 1994. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

     M. HELEN BRADLEY joined the Company as Vice President, Engineering in September 1995. Prior to that, Ms. Bradley owned a management consulting business from January 1995 to September 1995. She also served as Senior Vice President, Technology Development at Openvision, a client-server applications company, from May 1994 to January 1995. From August 1990 to April 1994, Ms. Bradley was the Vice President, Systems Software at Sun Microsystems. Ms. Bradley holds a B.S. degree in mathematics from the Massachusetts Institute of Technology and an M.S. degree in computer science from the Georgia Institute of Technology.

     JEFFRY R. ALLEN joined the Company in December 1996 as Vice President, Finance and Operations, Chief Financial Officer and Secretary. From October 1994 to December 1996, Mr. Allen served in various capacities, including Senior Vice President of Operations and Vice President and Controller of Bay Networks, Inc., a networking company. From December 1990 to October 1994, Mr. Allen held various positions at SynOptics, the latest of which was Vice President and Controller. Before joining SynOptics, he held various positions, from December 1973 to November 1990, at Hewlett-Packard Company, the latest of which was Controller of the Information Networks Group. Mr. Allen holds a B.S. degree from San Diego State University.

     THOMAS F. MENDOZA joined the Company in May 1994 as Vice President, North American Sales. From November 1993 to April 1994, Mr. Mendoza served in various capacities including Vice President, Sales at Work Group Technology, a product data management company. Prior to that, Mr. Mendoza served in various capacities including Vice President of North American Sales at Auspex, a UNIX-based network file server company, from November 1990 to October 1993. Mr. Mendoza was previously Vice President of Western Operations at Stratus Computer, a vendor of fault tolerant computers, from May 1982 to October 1990. Mr. Mendoza holds a B.A. degree from the University of Notre Dame.

     CHARLES E. SIMMONS joined the Company in May 1996 as Vice President, Marketing. Prior to that, Mr. Simmons was a senior partner at Rohner & Associates, a consulting firm, from January 1995 to May 1996. From February 1994 to October 1994, Mr. Simmons served as Vice President of Marketing at Voyant Corporation, a developer of videoconferencing equipment. Prior to that, Mr. Simmons was with Sun Microsystems Computer Company, a subsidiary of Sun Microsystems, Inc., from November 1984 to February 1994, most recently as Director of Business Strategy and Technology Marketing. Mr. Simmons received a B.S. degree in electrical engineering from Washington University, an M.S. degree in electrical engineering from the Massachusetts Institute of Technology and an MBA from Santa Clara University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "NTAP." As of May 31, 1997 there were approximately 380 holders of record of the common stock. The following table sets forth for the periods indicated the high and low closing sale prices for the common stock as reported on the Nasdaq National Market.

                                                             FISCAL 1997           FISCAL 1996
                                                          -----------------     -----------------
                                                           HIGH       LOW        HIGH       LOW
                                                          ------     ------     ------     ------
First Quarter...........................................  $38.75     $24.25     $   --     $   --
Second Quarter..........................................  $35.19     $21.75     $   --     $   --
Third Quarter...........................................  $56.00     $31.50     $41.12     $13.50
Fourth Quarter..........................................  $55.00     $26.25     $38.75     $27.00

     The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying any cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  FIVE FISCAL YEARS ENDED APRIL 30, 1997
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              1997        1996        1995        1994       1993
                                             -------     -------     -------     -------     -----
Net Sales..................................  $93,333     $46,632     $14,796     $ 2,244     $  --
Income (Loss) from Operations(1)...........  $ 3,083     $ 6,000     $(4,913)    $(1,955)    $(825)
Net Income (Loss)(2).......................  $   250     $ 6,600     $(4,764)    $(1,874)    $(836)
Net Income (Loss) per Share(2).............  $   .01     $   .42     $  (.38)    $    --     $  --
Total Assets...............................  $68,941     $45,449     $10,628     $ 4,055     $ 612
Long-Term Obligations......................  $   232     $   318     $11,607     $ 4,855     $  --
Total Shareholders' Equity (Deficit).......  $54,029     $39,029     $(5,923)    $(1,324)    $ 545

---------------

(1) Fiscal 1997 includes the purchased in-process technology and compensation charge related to the IMC acquisition of $10,519 and the Whipsaw litigation of $4,300. See Notes 6 and 11 of Notes to Consolidated Financial Statements.

(2) Fiscal 1997 includes the purchased in-process technology and compensation charge related to the IMC acquisition of $9,215 (net of taxes) and the Whipsaw litigation of $2,795 (net of taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Network Appliance, Inc. was incorporated in April 1992 to design, manufacture, market and support network data storage appliances ("filers"). The Company's filer products combine specialized proprietary software and state-of-the-art industry standard hardware to provide a unique solution for the NFS, CIFS and HTTP server markets.

     In September 1995, the Company introduced the NetApp F330, a rack-mounted, Pentium and PCI bus-based filer. In January 1996, the Company introduced the NetApp F220, a rack-mounted, Pentium and PCI bus-based filer designed for workgroup and LAN environments. In May 1996, the Company introduced the NetApp F540, an enterprise-class file server appliance. In October 1996, the Company first shipped systems and software with multiprotocol capabilities.

     In March 1997, the Company acquired IMC, a developer of Internet/intranet proxy-caching software. The acquisition was accounted for as a purchase and, accordingly, the results of operations of IMC from the date of acquisition forward have been included in the Company's consolidated financial statements. A substantial portion of the purchase price was charged to expense as purchased in-process technology. IMC net sales and expenses subsequent to the acquisition were not significant. The Company intends to continue product development and to incorporate IMC software into the Company's future product line. See Note 6 of Notes to Consolidated Financial Statements.

     In May 1997, the Company announced a new product expansion. Included within the new products is the NetApp F630, a high-capacity enterprise class server, and the NetApp F210, an entry-level filer for small workgroups.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                YEARS ENDED APRIL 30,
                                                              -------------------------
                                                              1997      1996      1995
                                                              -----     -----     -----
        Net Sales...........................................  100.0%    100.0%    100.0%
        Cost of Sales.......................................   40.8      44.1      53.8
                                                              -----     -----     -----
                  Gross margin..............................   59.2      55.9      46.2
                                                              -----     -----     -----
        Operating Expenses:
          Sales and marketing...............................   26.0      27.3      42.5
          Research and development..........................    9.6      10.2      17.6
          General and administrative........................    4.4       5.5      19.3
          Purchased in-process technology and related
             compensation charge............................   11.3        --        --
          Litigation settlement.............................    4.6        --        --
                                                              -----     -----     -----
                  Total operating expenses..................   55.9      43.0      79.4
                                                              -----     -----     -----
        Income (Loss) from Operations.......................    3.3      12.9     (33.2)
                                                              -----     -----     -----
        Other Income, net...................................    1.0       1.3       1.0
                                                              -----     -----     -----
        Income (Loss) Before Income Taxes...................    4.3      14.2     (32.2)
        Provision for Income Taxes..........................    4.0        --        --
                                                              -----     -----     -----
                  Net Income (Loss).........................    0.3%     14.2%    (32.2)%
                                                              =====     =====     =====

FISCAL 1997 COMPARED TO FISCAL 1996

     Net Sales -- Net sales increased by 100% from $46.6 million in fiscal 1996 to $93.3 million in fiscal 1997. This increase was attributable to an increased shipping volume of filers and related peripheral devices and higher average selling prices of filers. The increase in filer shipments resulted primarily from the Company's expansion of its domestic and international direct sales force, growth of the Company's domestic and international indirect sales channel, increased market acceptance of the Company's products and the introduction of the NetApp F540. The higher average selling prices resulted primarily from the introduction of the enterprise-class NetApp F540 and the shipment of a greater number of units directly to end users, who generally purchase more highly configured systems at higher average selling prices than resellers. Net sales also increased as a result of the introduction of multiprotocol systems and the licensing of multiprotocol software to pre-existing customers. See revenue recognition policy within Note 2 of Notes to Consolidated Financial Statements.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal years.

     Gross Margin -- Gross margin increased from 55.9% in fiscal 1996 to 59.2% in fiscal 1997. This increase in gross margin was primarily attributable to the increase in product volume in fiscal 1997, lower costs of key components and increased manufacturing efficiencies. Gross margin also increased over the prior fiscal year as a result of licensing multiprotocol software and increases in software subscription revenue due to a larger installed base. These factors offset the effect of increased sales of highly configured systems during fiscal 1997, which generally generate lower gross margins per system due to higher disk drive content.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition, product configuration, direct versus indirect sales, the mix and average selling prices of products, new product introductions and enhancements, and the cost of components and manufacturing labor. In particular, the Company's gross margin varies based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems typically generate lower overall gross margin percentages due to greater disk drive and memory content.

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 90.6% from $12.7 million in fiscal 1996 to $24.3 million in fiscal 1997. These expenses were 26.0% and 27.3% of net sales in fiscal 1997 and 1996, respectively. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, particularly the increase in the direct sales force, and increased commission expenses related to higher sales volumes. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets. The Company believes that its continued growth and profitability is dependent in part on the successful expansion of its international operations, and therefore, has committed significant resources to international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses increased 88.3% from $4.8 million in fiscal 1996 to $9.0 million in fiscal 1997. These expenses represented 9.6% and 10.2% of net sales in fiscal 1997 and 1996, respectively, and increased in absolute dollars primarily as a result of increased headcount, prototyping expenses associated with the development of new products and the support of the current and future product development and enhancement efforts. Software development costs capitalized in fiscal 1997 were not significant. In fiscal 1996, no software development costs were capitalized as amounts that qualified for capitalization were immaterial. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

     General and Administrative -- General and administrative expenses were $4.1 million in fiscal 1997, compared to $2.6 million in fiscal 1996, an increase of 60.4%. These expenses represented 4.4% and 5.5%, respectively, of net sales for such periods. In fiscal 1997, the Company continued its investments in additional staffing, facilities expansion and related occupancy costs necessary to manage and support the Company's growth. Professional fees also increased from fiscal 1996 to fiscal 1997. The growth in professional fees was primarily related to increases in general legal fees, investor relation activities and accounting related services.

     The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure to support future growth.

     The level of the Company's operating expenses are partially based on its expectations of future revenue. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenue, the Company's operating results may be materially adversely affected if revenue does not materialize in a period as expected.

     Purchased In-Process Technology and Related Compensation Charge -- On March 17, 1997, the Company acquired all outstanding shares and options to purchase shares of IMC common stock by issuing 187,023 shares of the Company's common stock and options to purchase shares of the Company's common stock. In connection with the acquisition, intangible assets of $8.4 million were acquired, of which $7.4 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible assets of $1.0 million, consisting of existing technology and goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over their estimated useful lives of five years.

     Certain key employees of IMC who continued as employees of the Company were also granted vested options to purchase shares of the Company's common stock at a discount to the market price of the Company's common stock immediately preceding the acquisition. In connection with the granting of these options, the Company recorded a compensation charge of $3.2 million in the fourth quarter of fiscal 1997.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of IMC from the date of acquisition forward have been included in the Company's consolidated financial statements. IMC results of operations included in the Company's consolidated financial statements for fiscal 1997 were not significant. See Note 6 of Notes to Consolidated Financial Statements for pro forma financial information.

     Litigation Settlement -- In July 1994, the Company and certain of its former employees were named as defendants in a lawsuit which alleged that one of the Company's founders, who left the Company in March 1995, misappropriated confidential information prior to the Company's founding in April 1992. In August 1996, the Company entered into a settlement with the plaintiff which resulted in a charge to earnings of $4.3 million in the first quarter of fiscal 1997, which included a $3.5 million payment to the plaintiffs and $0.8 million of legal fees. As the payment released the Company from all liabilities associated with the case, the Company has no future obligations to the plaintiffs. The Company denies any wrongdoing on its part or on the part of the founder.

     Other Income, net -- Other income, net, was $1.0 million and $0.6 million in fiscal 1997 and 1996, respectively. In both of these periods, other income, net, represented less than 2% of net sales. Other income, net, increased in fiscal 1997 due primarily to interest income earned over four quarters of fiscal 1997 on the net proceeds of $25.7 million from the Company's November 1995 initial public offering ("IPO") compared to interest earnings on IPO proceeds over two quarters for fiscal 1996.

     Provision for Income Taxes -- The fiscal 1997 income tax provision was $3.8 million (effective rate of 93.8%). The fiscal 1997 tax rate was primarily affected by the one-time charge to operations of $7.4 million for the write-off of purchased in-process research and development related to the IMC acquisition which is not deductible for income tax purposes. Excluding the net effect of the IMC acquisition, the effective tax rate would have been 35%. As of April 30, 1997, a valuation allowance was deemed unnecessary as Company management determined that it is more likely than not that the net deferred tax asset is realizable.

     In fiscal 1996, the Company's federal and state income tax liabilities were offset by the realization of a portion of its net deferred tax assets. The Company recognized a benefit for its net deferred tax assets to the extent that they were recoverable through tax refunds in the event of future net operating losses. The Company recorded a valuation allowance for the balance of its net deferred tax assets as a result of uncertainty regarding realization of the assets, including the limited operating history of the Company.

     The Company expects that its effective tax rate will be slightly higher in fiscal 1998 than the 35% rate in fiscal 1997, excluding the net effect of the IMC acquisition, as fiscal 1997 included a benefit for the reversal of a valuation allowance previously provided against deferred tax assets which will not occur in fiscal 1998.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net Sales -- Net sales increased by 215% from $14.8 million in fiscal 1995 to $46.6 million in fiscal 1996. In fiscal 1995, the Company sold its products primarily through indirect channels. The increase in net sales in fiscal 1996 resulted primarily from the Company's expansion of its domestic direct sales force, increased market acceptance of the Company's products, and the introduction of two new system products, the NetApp F330 and F220. The Company also shipped a greater number of units directly to end users in fiscal 1996, which generally purchase more highly configured systems at higher average selling prices than resellers.

     Gross Margin -- Gross margin increased from 46.2% in fiscal 1995 to 55.9% in fiscal 1996. This increase in gross margin was primarily attributable to more efficient absorption of manufacturing overhead, lower costs of key components and manufacturing efficiencies achieved during fiscal 1996, all of which were related to the significant increase in production volume. These factors offset the effect of increased sales of highly configured systems during fiscal 1996 which generally generate lower gross margins per system.

     Sales and Marketing -- Sales and marketing expenses increased 102.3% from $6.3 million in fiscal 1995 to $12.7 million in fiscal 1996. These expenses were 27.3% and 42.5% of net sales in fiscal 1996 and 1995, respectively. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, particularly the increase in the direct sales force, and increased commission expenses related to higher sales volumes.

     Research and Development -- Research and development expenses increased 82.6% from $2.6 million in fiscal 1995 to $4.8 million in fiscal 1996. These expenses represented 10.2% and 17.6% of net sales in fiscal 1996 and 1995, respectively. These expenses increased in absolute dollars primarily as a result of increased headcount, prototyping expenses associated with the development of new products and the support of the current and future product development and enhancement efforts.

     General and Administrative -- General and administrative expenses were $2.6 million in fiscal 1996, compared to $2.9 million in fiscal 1995. These expenses represented 5.5% and 19.3%, respectively, of net sales for such periods. The higher level of general and administrative expenses during fiscal 1995 related primarily to certain litigation expenses, severance costs and increases in the provision for bad debts. In fiscal 1996, the Company continued its investments in additional staffing, facilities expansion and related occupancy costs and information system investments necessary to manage and support the Company's growth.

     Other Income, net -- Other income, net, was $0.6 million and $0.1 million in fiscal 1996 and 1995, respectively. In both of these periods, other income, net, represented less than 2% of net sales. Other income, net, increased in fiscal 1996 due primarily to interest income earned on the net proceeds of $25.7 million from the Company's initial public offering that was completed in November 1995.

     Provision for Income Taxes -- The Company did not incur state or federal income taxes in fiscal 1995 due to operating losses incurred during those periods. In fiscal 1996, the Company's federal and state income tax liabilities were offset by the realization of a portion of its net deferred tax assets. The Company recognized a benefit for its net deferred tax assets to the extent that they are recoverable through tax refunds in the event of future net operating losses. The Company recorded a valuation allowance for the balance of its net deferred tax assets as a result of significant uncertainties regarding the realization of the assets, including the limited operating history of the Company, a recent history of losses and the variability of operating results.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 25, 1997, the Company's liquidity primarily consisted of cash and cash equivalents of $21.5 million and short-term investments of $6.9 million. The Company generated cash from operating activities totaling $6.3 million and $3.5 million in fiscal 1997 and fiscal 1996, respectively. Net cash provided by operating activities in fiscal 1997 principally related to purchased in-process technology and related compensation expense (a non-cash expense of $10.5 million), and to increases in accounts payable, accrued compensation and related benefits and income taxes payable, offset by increases in accounts receivable and inventories.

     The Company used $7.1 million and $4.3 million of cash during fiscal 1997 and 1996, respectively, to purchase property and equipment. The increase in purchases of property and equipment over the prior year was primarily due to computer and equipment purchases to support increased headcount and to the Company's move to a new leased facility which required furniture purchases and leasehold improvements. In addition, the Company used $3.9 million and $3.0 million in fiscal 1997 and 1996, respectively, for net short-term investment purchases. Financing activities provided $1.7 million and $26.6 million during fiscal 1997 and 1996, respectively, due primarily to the exercise of stock options in fiscal 1997 and 1996 and to proceeds from the Company's IPO in fiscal 1996.

     The Company currently has no significant capital commitments other than commitments under operating and capital leases. The Company believes that its existing liquidity and capital resources are sufficient to fund its operations for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect for fiscal 1997, basic and diluted EPS would not have been significantly different than EPS currently reported in fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Network Appliance, Inc.:

     We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1997. Our audit also included the consolidated financial statement schedule listed in
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 5, 1997

                            NETWORK APPLIANCE, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                APRIL 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
ASSETS
Current Assets:
  Cash and cash equivalents..............................................  $21,520     $24,637
  Short-term investments.................................................    6,916       2,982
  Accounts receivable, net of allowances of $330 in 1997 and 1996........   13,911       5,330
  Inventories............................................................    9,920       4,825
  Prepaid expenses and other.............................................    1,253         528
  Deferred taxes.........................................................    3,100       2,100
                                                                           -------     -------
          Total current assets...........................................   56,620      40,402
                                                                           -------     -------
Property and Equipment, net..............................................    9,238       4,849
Other Assets.............................................................    3,083         198
                                                                           -------     -------
                                                                           $68,941     $45,449
                                                                           =======     =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations...............................  $    21     $    19
  Accounts payable.......................................................    4,394       2,099
  Income taxes payable...................................................    1,023         500
  Accrued compensation and related benefits..............................    4,666       2,015
  Other accrued liabilities..............................................    2,280       1,110
  Deferred revenue.......................................................    2,317         378
                                                                           -------     -------
          Total current liabilities......................................   14,701       6,121
                                                                           -------     -------
Long-Term Obligations, net of current portion............................       12          31
Deferred Rent............................................................      199         268
Commitments and Contingencies (Notes 5 and 11)
Shareholders' Equity:
  Preferred stock, no par value; 5,000,000 shares authorized; shares
     outstanding: none in 1997 and 1996..................................       --          --
  Common stock, no par value; 55,000,000 shares authorized; shares
     outstanding: 16,415,835 in 1997 and 16,140,083 in 1996..............   54,707      40,286
  Deferred stock compensation............................................      (54)       (383)
  Accumulated deficit....................................................     (624)       (874)
                                                                           -------     -------
          Total shareholders' equity.....................................   54,029      39,029
                                                                           -------     -------
                                                                           $68,941     $45,449
                                                                           =======     =======

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED APRIL 30,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
NET SALES.....................................................  $93,333     $46,632     $14,796
COST OF SALES.................................................   38,061      20,557       7,957
                                                                -------     -------     -------
          Gross margin........................................   55,272      26,075       6,839
                                                                -------     -------     -------
OPERATING EXPENSES
  Sales and marketing.........................................   24,268      12,735       6,284
  Research and development....................................    8,968       4,762       2,608
  General and administrative..................................    4,134       2,578       2,860
  Purchased in-process technology and related compensation
     charge...................................................   10,519          --          --
  Litigation settlement.......................................    4,300          --          --
                                                                -------     -------     -------
          Total operating expenses............................   52,189      20,075      11,752
                                                                -------     -------     -------
INCOME (LOSS) FROM OPERATIONS.................................    3,083       6,000      (4,913)
                                                                -------     -------     -------
OTHER INCOME (EXPENSE)
  Interest income.............................................    1,048         668         157
  Interest and other expense..................................      (88)        (68)         (8)
                                                                -------     -------     -------
          Total other income..................................      960         600         149
                                                                -------     -------     -------
Income (Loss) Before Income Taxes.............................    4,043       6,600      (4,764)
Provision for Income Taxes....................................    3,793          --          --
                                                                -------     -------     -------
NET INCOME (LOSS).............................................  $   250     $ 6,600     $(4,764)
                                                                =======     =======     =======
NET INCOME (LOSS) PER SHARE...................................  $   .01     $   .42     $  (.38)
                                                                =======     =======     =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES..........   17,392      15,820      12,590
                                                                =======     =======     =======

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      SERIES A
                                    CONVERTIBLE
                                  PREFERRED STOCK                               DEFERRED
                                --------------------                             STOCK       ACCUMULATED
                                  SHARES     AMOUNT      SHARES     AMOUNT    COMPENSATION     DEFICIT      TOTAL
                                ----------   -------   ----------   -------   ------------   -----------   -------
BALANCES, APRIL 30, 1994......   1,186,922   $ 1,340    4,089,500   $    46      $   --        $(2,710)    $(1,324)
Sale of common stock..........          --        --      375,635        59          --             --          59
Exercise of stock options.....          --        --      843,589       108          --             --         108
Repurchase of common stock....          --        --     (242,578)       (2)         --             --          (2)
Net loss......................          --        --           --        --          --         (4,764)     (4,764)
                                -----------  -------   ----------   -------       -----        -------     -------
BALANCES, APRIL 30, 1995......   1,186,922     1,340    5,066,146       211          --         (7,474)     (5,923)
Exercise of stock options.....          --        --    1,437,328       274          --             --         274
Exercise of warrants..........          --        --      359,690       708          --             --         708
Issuance of common stock in
  connection with the
  Company's initial public
  offering....................          --        --    2,155,000    25,714          --             --      25,714
Repurchase of common stock....          --        --     (214,464)      (68)         --             --         (68)
Conversion of Series A
  preferred stock into common
  stock.......................  (1,186,922)   (1,340)   1,186,922     1,340          --             --          --
Conversion of Series B and C
  preferred stock into common
  stock.......................          --        --    6,149,461    11,354          --             --      11,354
Deferred stock compensation...          --        --           --       515        (515)            --          --
Amortization of deferred stock
  compensation................          --        --           --        --         132             --         132
Income tax benefit from
  employee stock
  transactions................          --        --           --       238          --             --         238
Net income....................          --        --           --        --          --          6,600       6,600
                                -----------  -------   ----------   -------       -----        -------     -------
BALANCES, APRIL 30, 1996......          --        --   16,140,083    40,286        (383)          (874)     39,029
Issuance of common stock......          --        --      291,349     1,730          --             --       1,730
Repurchase of common stock....          --        --     (187,969)      (52)         --             --         (52)
Amortization of deferred stock
  compensation................          --        --           --        --          85             --          85
Reversal of deferred stock
  compensation due to employee
  termination.................          --        --           --      (244)        244             --          --
Income tax benefit from
  employee stock
  transactions................          --        --           --     2,487          --             --       2,487
Common stock issued for IMC
  acquisition.................          --        --      172,372     7,350          --             --       7,350
Compensation charge for IMC
  acquisition.................          --        --           --     3,150          --             --       3,150
Net income....................          --        --           --        --          --            250         250
                                -----------  -------   ----------   -------       -----        -------     -------
BALANCES, APRIL 30, 1997......          --   $    --   16,415,835   $54,707      $  (54)       $  (624)    $54,029
                                ===========  =======   ==========   =======       =====        =======     =======

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED APRIL 30,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................    $   250     $ 6,600     $(4,764)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      2,781       1,254         389
     Amortization of deferred stock compensation............         85         132          --
     Purchased in-process technology and related
       compensation charge..................................     10,519          --          --
     Provision for doubtful accounts........................         --         110         210
     Deferred income taxes..................................     (2,794)     (2,100)         --
     Deferred rent..........................................        (69)         87         125
     Changes in assets and liabilities:
       Accounts receivable..................................     (8,573)     (2,270)     (2,860)
       Inventories..........................................     (5,095)     (1,181)     (3,214)
       Prepaid expenses and other...........................     (1,031)       (525)       (154)
       Accounts payable.....................................      2,295      (1,415)      3,119
       Accrued compensation and related benefits............      2,636       1,065         869
       Income taxes payable.................................      3,010         500          --
       Other accrued liabilities............................        338         876         424
       Deferred revenue.....................................      1,917         370           8
                                                                -------     -------     -------
          Net cash provided by (used in) operating
            activities......................................      6,269       3,503      (5,848)
                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (7,124)     (4,281)     (1,504)
  Redemptions of short-term investments.....................     13,836          --          --
  Purchases of short-term investments.......................    (17,770)     (2,982)         --
  Cash acquired from IMC purchase...........................         11          --          --
                                                                -------     -------     -------
          Net cash used in investing activities.............    (11,047)     (7,263)     (1,504)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................         --       1,250          --
  Repayments of long-term obligations.......................        (17)     (1,272)         (3)
  Payments for repurchase of common stock...................        (52)        (68)         (2)
  Proceeds from sale of common stock, net...................      1,730      26,696         167
  Proceeds from sale of preferred stock, net................         --          --       6,555
                                                                -------     -------     -------
          Net cash provided by financing activities.........      1,661      26,606       6,717
                                                                -------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (3,117)     22,846        (635)
CASH AND CASH EQUIVALENTS
  Beginning of period.......................................     24,637       1,791       2,426
                                                                -------     -------     -------
  End of period.............................................    $21,520     $24,637     $ 1,791
                                                                =======     =======     =======

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 1. THE COMPANY

     Network Appliance, Inc., incorporated in the state of California in April 1992, and its subsidiaries (the "Company") operates in a single industry segment and is involved in the design, manufacturing, marketing and support of network data storage appliances.

 2. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Beginning in fiscal 1996, the Company's fiscal year ended on the Friday nearest to April 30. For fiscal 1997 and for fiscal 1996, the Company's fiscal years ended on April 25 and April 26, respectively. For presentation purposes, the Company reflects April 30 as the fiscal year end for all periods presented in the accompanying consolidated financial statements.

     Cash and Cash Equivalents -- The Company considers all highly liquid debt investments with original maturities of three months or less to be cash equivalents.

     Short-term Investments -- The Company's short-term investments consist of securities with original maturities ranging between three and six months. All of the Company's investments are classified as available-for-sale, and are stated at amortized cost, which approximates fair market value. Short-term investments consisted of $6,916 of municipal securities at April 30, 1997, and $1,982 of corporate debt securities and $1,000 of certificates of deposit at April 30, 1996. No short-term investments were sold during fiscal 1997.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     Property and Equipment -- Property and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives which range from three to five years. Equipment under capital lease is stated at the present value of the minimum lease payments at the inception of the lease. Such equipment and leasehold improvements are amortized over their estimated useful lives or the life of the lease, whichever is shorter.

     Revenue Recognition -- The Company recognizes revenue and records estimated product return and warranty reserves upon shipment if no material obligations remain outstanding and the collectibility of receivables is deemed to be probable. Service revenues are recognized over the term of the related contractual period. Software subscription revenues are recognized over the term of the related contractual period. Combined service and software subscription revenues were less than 10% of net sales for all of the periods presented.

     Software Development Costs -- The Company capitalizes eligible computer software development costs, which include software enhancement costs, upon the establishment of technological feasibility, which occurs upon the completion of a working model. For fiscal 1997 software development costs capitalized were not significant. In fiscal 1996 and 1995, costs which were eligible for capitalization were insignificant, and thus, the Company charged all software development costs to research and development expense in the accompanying consolidated statements of operations.

     Foreign Currency Translation -- The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities are translated at historical rates and net sales and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of operations, have not been significant.

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Certain Significant Risks and Uncertainties -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, inventory reserves, various accruals, valuation allowances for deferred tax assets and warranty reserves. Actual results could differ from those estimates.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments consist primarily of money market funds that are held with two financial institutions and municipal securities. The Company sells its products primarily to large organizations in different industries and geographies. Credit risk is further mitigated by the Company's credit evaluation process and limited payment terms. The Company does not require collateral or other security to support accounts receivable. While the Company maintains an allowance for potential credit losses, such losses have not been significant.

     The Company is subject to certain risks, including without limitation risks relating to history of operating losses, fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, recent management additions, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions and dilution.

     Net Income (Loss) Per Share -- Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive except that, pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the initial filing date of the Company's Form S-1 Registration Statement (October 6, 1995) as if they were outstanding for all periods presented. In addition, all outstanding preferred stock that converted in connection with the initial public offering is included in the computation as common equivalent shares even when the effect is anti-dilutive.

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Statements of Cash Flows -- Supplemental cash flow and noncash investing and financing activities are as follows:

                                                                       YEARS ENDED APRIL 30,
                                                                     --------------------------
                                                                      1997       1996       1995
                                                                     ------     -------     ---
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid....................................................  $   --     $    60     $ 8
  Income taxes paid................................................  $3,809     $ 1,362     $--
NONCASH INVESTING AND FINANCING ACTIVITIES
  Deferred stock compensation......................................  $ (244)    $   515     $--
  Conversion of preferred stock into common stock..................  $   --     $12,694     $--
  Income tax benefit from employee stock transactions..............  $2,487     $   238     $--
  Equipment acquired under capital lease...........................  $   --     $    --     $75
  Common stock issued for IMC acquisition..........................  $7,350     $    --     $--
  Compensation charge for IMC acquisition..........................  $3,150     $    --     $--

     Reclassification -- Certain amounts in prior years have been reclassified to conform with the fiscal 1997 presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders' equity or net income (loss).

     Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

     Accounting for Long-Lived Assets -- Effective May 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Company's financial condition or results of operations.

     Recently Issued Accounting Standard -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect for fiscal 1997, basic and diluted EPS would not have been significantly different than EPS currently reported in fiscal 1997.

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 3. INVENTORIES

     Inventories consist of the following:

                                                                     APRIL 30,
                                                                 -----------------
                                                                  1997       1996
                                                                 ------     ------
            Purchased components...............................  $6,775     $2,161
            Work in process....................................   1,524        970
            Finished goods.....................................   1,621      1,694
                                                                 ------     ------
                                                                 $9,920     $4,825
                                                                 ======     ======

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    APRIL 30,
                                                               -------------------
                                                                1997        1996
                                                               -------     -------
            Computers, related equipment and purchased
              software.......................................  $11,011     $ 5,691
            Furniture and fixtures...........................    1,221         397
            Leasehold improvements...........................    1,520         494
                                                               -------     -------
                                                                13,752       6,582
            Accumulated depreciation and amortization........   (4,514)     (1,733)
                                                               -------     -------
                                                               $ 9,238     $ 4,849
                                                               =======     =======

 5. COMMITMENTS AND CAPITAL LEASE OBLIGATIONS

     Certain equipment is leased under capital lease agreements. As of April 30, 1997 the net book value of equipment under capital lease was $23 (net of accumulated amortization of $37).

     The Company leases its main facility and various sales offices under operating leases that expire through fiscal 2001. The Company is responsible for certain maintenance costs, taxes and insurance under the leases. Future minimum annual lease payments as of April 30, 1997 are as follows:

                                                                   LEASES
                                                            ---------------------
                          YEARS ENDING APRIL 30,            OPERATING     CAPITAL
                ------------------------------------------  ---------     -------
                1998......................................   $ 2,742       $  22
                1999......................................     2,282          13
                2000......................................     2,142          --
                2001......................................       183          --
                                                              ------        ----
                Total lease payments......................   $ 7,349          35
                                                              ======
                Amounts representing interest.............                    (2)
                                                                            ----
                                                                              33
                Current portion...........................                   (21)
                                                                            ----
                Long-term portion.........................                 $  12
                                                                            ====

     Rent expense was approximately $1,195, $755, and $566 for the years ended April 30, 1997, 1996 and 1995, respectively. Rent expense under a Company facility lease is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying consolidated balance sheets.

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The total of minimum rental payments to be received through 1999 under non-cancelable subleases is $2,016 as of April 30, 1997.

 6. ACQUISITION

     On March 17, 1997, the Company acquired all outstanding shares and options to purchase shares of IMC common stock by issuing 187,023 shares of the Company's common stock and options to purchase shares of the Company's common stock. The purchase price related to the common stock and options to purchase shares of the Company's common stock was $7,350. IMC was founded in 1996 to develop and commercialize Internet/intranet proxy caching software.

     Certain key employees of IMC who continued as employees of the Company were also granted vested options to purchase shares of the Company's common stock at a discount to the market price of the Company's common stock immediately preceding the acquisition. In connection with the granting of discounted options to purchase shares of the Company's common stock, the Company recorded a compensation expense of approximately $3,150 in the fourth quarter of fiscal 1997. The Company also recorded a deferred income tax benefit of $1,304, primarily related to the compensation charge.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of IMC from the date of acquisition forward have been included in the Company's consolidated financial statements. In connection with the acquisition, intangible assets of $8,362 were acquired, of which $7,369 was reflected as a one-time charge to operations for the write-off of purchased in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The $10,519 combined one-time charge for purchased in-process technology and compensation expense has been reflected in the Company's fiscal 1997 consolidated statement of operations within operating expenses. The remaining intangible assets of $993, consisting of existing technology and goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over their estimated useful lives of five years.

     In connection with the acquisition, net assets acquired are as follows:

                Current assets.....................................  $    21
                Property and equipment, net........................       46
                Intangible assets, including purchased in-process
                  technology.......................................    8,362
                Current liabilities assumed........................   (1,079)
                                                                     -------
                          Net assets acquired......................  $ 7,350
                                                                     =======

     The following unaudited pro forma information shows the results of operations for the two fiscal years ended April 30, 1997 as if the IMC acquisition had occurred at the beginning of each period presented and at the purchase price established in March 1997. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for fiscal 1997 combine the Company's results of operations for the fiscal year ended April 30, 1997 with the results of IMC for the period from inception (May 6, 1996) through the date of acquisition and include the $10,519 charge for purchased in-process technology and the related compensation charge, as well as the related tax benefits, and the straight-line amortization of intangible assets over a period of five years. The pro forma results for fiscal 1996

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

reflect the Company's actual results of operations for that year less the amortization of intangible assets related to the acquisition:

                                                            YEARS ENDED APRIL
                                                                   30,
                                                           -------------------
                                                            1997        1996
                                                           -------     -------
                Net Sales................................  $93,552     $46,632
                Net Income (Loss)........................  $  (390)    $ 6,401
                Net Income (Loss) per Share..............  $  (.02)    $   .40
                Weighted Average Common and Common
                  Equivalent Shares (in thousands).......   16,337      16,075

 7. COMMON STOCK AND STOCK OPTION PLANS

     Initial Public Offering -- In November 1995, the Company completed its initial public offering of 2,155,000 shares of its common stock. Net proceeds from the offering were approximately $25,714. In conjunction with the offering, all outstanding shares of preferred stock automatically converted into common stock. In addition, the Company issued 181,119 shares of common stock upon the exercise of Series A preferred warrants, and 178,571 shares of common stock upon the exercise of Series C preferred warrants. The Company received total proceeds of approximately $708 from the exercise of these warrants.

     Stock Option Plans -- The Company adopted the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan") in April 1993. In September 1995, the Company adopted the 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan replaced the 1993 Plan, and provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1993 Plan, except that the 1995 Plan does not allow for the exercise of options prior to vesting. Accordingly, all options and shares issued under the 1993 Plan were incorporated into the 1995 Plan upon the effectiveness of the Company's initial public offering.

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Under the 1995 Plan, the Board of Directors may grant to employees, directors and consultants options to purchase shares of the Company's common stock. The exercise price for an incentive stock option and a nonqualified stock option cannot be less than 100% and 85%, respectively, of the fair market value of the Company's common stock as determined by the Board of Directors on the date of grant. Options granted under the 1995 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than ten years after the date of grant. A summary of the combined activity under the Company's stock option plans and agreements is as follows:

                                                                    OUTSTANDING OPTIONS
                                                     SHARES       -----------------------
                                                   AVAILABLE        NUMBER       WEIGHTED
                                                   FOR GRANT      OF SHARES      AVERAGE
                                                   ----------     ----------     --------
        Balances, April 30, 1994.................     451,000        549,000      $ 0.12
          Shares reserved for plan...............   1,400,000             --          --
          Options granted........................  (1,832,500)     1,832,500      $ 0.14
          Options exercised......................                   (843,589)     $ 0.13
          Options canceled.......................     149,428       (149,428)     $ 0.13
                                                   ----------     ----------
        Balances, April 30, 1995.................     167,928      1,388,483      $ 0.14
          Shares reserved for plan...............   3,250,000             --          --
          Options granted (weighted average fair
             value of $3.20).....................  (1,793,190)     1,793,190      $ 8.46
          Options exercised......................          --     (1,437,328)     $ 0.21
          Options canceled.......................     147,721       (147,721)     $ 2.01
                                                   ----------     ----------
        Balances, April 30, 1996.................   1,772,459      1,596,624      $ 9.25
          Shares reserved for IMC acquisition....     129,148             --          --
          Options granted (weighted average fair
             value of $13.19)....................  (1,668,908)     1,668,908      $29.67
          Options exercised......................          --       (208,977)     $ 3.29
          Options canceled.......................     236,977       (236,977)     $10.69
                                                   ----------     ----------
        Balances, April 30, 1997.................     469,676      2,819,578      $21.66
                                                   ==========     ==========

     Options for the purchase of approximately 497,709 shares of common stock were vested as of April 30, 1997. Unvested common shares issued under the 1993 Plan of approximately 577,013 as of April 30, 1997 are subject to repurchase by the Company.

     Additional information regarding options outstanding as of April 30, 1997 is as follows:

                                     OPTIONS OUTSTANDING
                    ------------------------------------------------------          OPTIONS EXERCISABLE
                                           WEIGHTED                            ------------------------------
                                           AVERAGE                                                WEIGHTED
                        NUMBER            REMAINING            WEIGHTED                           AVERAGE
   RANGE OF         OUTSTANDING AT     CONTRACTUAL LIFE        AVERAGE           NUMBER           EXERCISE
EXERCISE PRICES     APRIL 30, 1997        (IN YEARS)        EXERCISE PRICE     EXERCISABLE         PRICE
---------------     --------------     ----------------     --------------     -----------     --------------
  $0.10 - $0.20          145,304             7.27               $ 0.15           145,304           $ 0.15
  $0.28 - $0.28           54,917             8.08               $ 0.28            54,917           $ 0.28
  $2.00 - $4.50          163,812             8.22               $ 3.01           149,165           $ 3.02
 $6.00 - $11.79          676,945             8.71               $ 8.84           562,444           $ 8.24
$21.75 - $48.25        1,778,600             9.53               $30.67            86,682           $27.28
                    --------------                                             -----------
                       2,819,578                                                 998,512
                      ==========                                                ========

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Employee Stock Purchase Plan -- Under the Employee Stock Purchase Plan, employees are entitled to purchase shares of the Company's common stock at 85% of the fair market value at certain specified dates. Of the 350,000 shares authorized to be issued under this plan, 267,628 shares were available for issuance at April 30, 1997 and 82,372 shares were issued in fiscal 1997 at a weighted average price of $12.65.

     Pro Forma Information -- As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements with the exception of $85 and $132 in fiscal 1997 and 1996, respectively, which relates to amortization of deferred stock compensation initially recorded in May 1995.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 YEARS ENDED
                                                                  APRIL 30,
                                                               ---------------
                                                               1997      1996
                                                               -----     -----
                Expected life (in years).....................   2.90      3.01
                Risk-free interest rate......................   6.06%     5.89%
                Volatility...................................     50%       50%
                Expected dividend............................  $  --     $  --

     The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $(4,661) or $(.29) per share in fiscal 1997 and $5,824 or $.37 per share in fiscal 1996. However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculations; accordingly, the fiscal 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     Deferred Stock Compensation -- In May 1995, the Company issued stock options for the purchase of 531,500 shares of common stock at $.28 per share. The Company recognized $515 of deferred compensation in May 1995 equal to the difference between the option price as determined by the Board of Directors and $1.25 (the deemed fair value for financial reporting purposes) for each option. The Company is amortizing the deferred compensation expense ratably over the four-year period in which the options vest.

 8. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) tax-deferred savings plan. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. For the fiscal year ended April 30, 1997, the Company contributed $119 (none in fiscal 1996 and 1995).

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 9. INCOME TAXES

     The Company incurred losses for financial reporting and tax purposes in fiscal 1995, and accordingly did not record a provision for income taxes. In fiscal 1997 and 1996, the provision for income taxes consists of the following:

                                                                YEARS ENDED APRIL 30,
                                                                ---------------------
                                                                   1997       1996
                                                                ---------  ----------
            CURRENT
              Federal.........................................   $5,062     $ 1,880
              State...........................................    1,525         220
                                                                 ------     -------
              Total current...................................    6,587       2,100
                                                                 ------     -------
            DEFERRED
              Federal.........................................   (2,394)     (1,880)
              State...........................................     (400)       (220)
                                                                 ------     -------
              Total deferred..................................   (2,794)     (2,100)
                                                                 ------     -------
                      Provision for income taxes..............   $3,793     $    --
                                                                 ======     =======

     Deferred income taxes result from differences in the timing of certain expense items for tax and financial reporting purposes.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                YEARS ENDED APRIL 30,
                                                                ---------------------
                                                                   1997       1996
                                                                ---------   ---------
            Tax computed at federal statutory rate............   $1,415     $ 2,310
            State income taxes, net of federal benefit........      764         405
            Non-deductible acquisition charges related to the
              IMC acquisition.................................    2,904          --
            Research and experimentation credit...............     (410)        (50)
            Investment tax credit.............................       --        (150)
            Benefit of foreign sales corporation..............     (105)         --
            Tax exempt interest...............................     (184)         --
            Change in valuation allowance.....................     (673)     (2,510)
            Other.............................................       82          (5)
                                                                 ------     -------
                      Provision for income taxes..............   $3,793     $    --
                                                                 ======     =======

     The income tax benefits associated with dispositions from employee stock transactions reduced taxes currently payable for fiscal 1997 by $2,487 ($238 and $0 for fiscal 1996 and 1995, respectively).

     Income before income taxes is as follows:

                                                                YEARS ENDED APRIL 30,
                                                                ---------------------
                                                                  1997         1996
                                                                --------     --------
            Domestic..........................................   $3,983      $6,580
            Foreign...........................................       60          20
                                                                 ------      ------
                      Total...................................   $4,043      $6,600
                                                                 ======      ======

                            NETWORK APPLIANCE, INC.

             (DOLLAR VALUES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Current net deferred tax assets at April 30, 1997 and 1996 were $3,100 and $2,100, respectively. Non-current net deferred tax assets at April 30, 1997 and 1996 of $1,794 and $0, respectively, are included in other assets within the accompanying consolidated balance sheets. The components of the Company's net deferred tax assets are as follows:

                                                                     APRIL 30,
                                                                 -----------------
                                                                  1997       1996
                                                                 ------     ------
            Deferred tax assets:
              Capitalized research and development costs.......  $  142     $  696
              Reserves and accruals not currently deductible
                 for tax purposes..............................   2,662      1,828
              Net operating loss carryforwards.................     116        141
              Depreciation.....................................     369         --
              Deferred rent....................................      80        108
              Tax benefit of options issued in IMC
                 acquisition...................................   1,304         --
              Other............................................     221         --
                                                                 ------     ------
                                                                  4,894      2,773
            Valuation allowance................................      --       (673)
                                                                 ------     ------
                      Net deferred tax asset...................  $4,894     $2,100
                                                                 ======     ======

     As of April 30, 1997, the Company had federal net operating loss carryforwards of approximately $332 available to offset future taxable income. These carryforwards expire in 2010.

10. OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates primarily in one industry segment: the design, manufacturing and marketing of high-performance network data storage devices.

     The Company's foreign operations consist of sales by its subsidiaries in the United Kingdom, France, Germany and Italy to either unaffiliated European customers or to independent distributors. The following table summarizes the Company's fiscal 1997 operations by geographic area:

                                                     UNITED
                                                     STATES      EUROPE      TOTAL
                                                     -------     ------     -------
            Net sales..............................  $83,342     $9,991     $93,333
            Income (loss) from operations..........  $ 3,023     $   60     $ 3,083
            Identifiable assets....................  $66,019     $2,922     $68,941

     Sales by the Company's foreign subsidiaries for fiscal 1996 and fiscal 1995 were less than 10% of net sales. No customer accounted for 10% or more of net sales in either fiscal 1997 or in fiscal 1996. In fiscal 1995, two customers each accounted for 10% of net sales.

11. LITIGATION

     The computer industry is characterized by frequent litigation regarding intellectual property rights. During fiscal 1995 a lawsuit of this nature was filed against the Company and two of its shareholders (the "Whipsaw Litigation"). During the first quarter of fiscal 1997, the Company settled the Whipsaw litigation and recorded a pre-tax expense of $4,300 ($3,500 in payments to the plaintiffs and $800 in legal fees). In connection with the settlement, the Whipsaw group released the Company from all liabilities.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information under Item 4 of Part I of this Report under the section entitled "Executive Officers". The information required by this Item with respect to the Company's directors is incorporated herein by reference from the information provided under the heading "Election of Directors" of the Proxy Statement which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading "Executive Compensation and Related Information" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption "Employment Contracts, Termination of Employment and Change-In-Control Agreements" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Annual Report on Form 10-K.

         1. The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

             Independent Auditors' Report
             Consolidated Balance Sheets -- April 30, 1997 and 1996
             Consolidated Statements of Operations for the years ended April 30,
               1997, 1996 and 1995
             Consolidated Statements of Shareholders' Equity (Deficit) for the
               years ended April 30, 1997, 1996 and 1995
             Consolidated Statements of Cash Flows for the years ended April 30,
               1997, 1996 and 1995
             Notes to Consolidated Financial Statements

         2. Financial Statement Schedule.

            The following financial statement schedule of the Company is filed as part of this Annual Report on Form 10-K:

             Schedule II -- Valuation and Qualifying Accounts

            All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     3. Exhibits.

      EXHIBIT
        NO.                                         DESCRIPTION
    ------------     -------------------------------------------------------------------------
     2.1(1)          Agreement and Plan of Reorganization, dated as of March 17, 1997, between the Registrant and IMC, a California corporation
     2.2(1)          Agreement of Merger between the Registrant and IMC as filed with the
                     California Secretary of State on March 17, 1997
     3.1(2)          Restated Articles of Incorporation of the Company
     3.2(3)          Bylaws of the Company
     4.1(3)          Reference is made to Exhibits 3.1 and 3.2
     4.2(3)          Specimen Common Stock certificate
     4.3(3)          Amended and Restated Investors' Rights Agreement, dated September 23,
                     1994, among the Company and the investors and the founders named therein, as amended
     4.4(3)          Amended and Restated Shareholders Agreement, dated September 23, 1994, among the Company and the employee holders and the Preferred Stock investors named therein
     4.5(3)          Forms of Warrants to Purchase Shares of Series A and Series C Preferred
                     Stock
    10.1(3),(4)      Distributor Agreement, dated June 1, 1993, by and among the Company,
                     ITOCHU Corporation and CTC Supply Sales
    10.2(3)          Forms of Indemnification Agreements entered into between the Company and its directors and officers
    10.3(3)          The Company's 1993 Stock Option/Stock Issuance Plan
    10.4(3)          The Company's 1993 Stock Incentive Plan
    10.5(3)          The Company's Employee Stock Purchase Plan
    10.6(3)          Series C Preferred Stock and Common Stock and Warrant to Purchase Series
                     C Preferred Stock Purchase Agreement, dated September 23, 1994, among the
                     Company and the purchasers named therein
    10.7(3)          Office lease dated October 21, 1993, between the Company and Vanni
                     Business Park General Partnership ("Vanni") and Office Lease Agreement,
                     dated October 20, 1994, between the Company and Vanni
    10.8(3)          Agreement dated June 19, 1995, between the Company and Imperial Bank, as amended, Promissory Note issued thereunder and ancillary documents
    10.9(3)          Settlement Agreement and General Release, dated June 28, 1995, between the Company and Michael Malcolm
    10.10(3)         Security and Loan Agreement, Credit Terms and Conditions and General
                     Security Agreement between the Company and Imperial Bank, dated August
                     31, 1994, as amended
    10.11(5)         Facility sublease, dated August 9, 1996, by and between S3, Inc. and the
                     Registrant
    10.12            The Company's Amended 1995 Stock Incentive Plan
    10.13            The Company's Special Non-Officer Stock Option Plan
    16.1(3)          Letter Regarding Change in Independent Auditors
    21.1             Subsidiaries of the Company
    23.1             Independent Auditors' Consent
    24.1             Power of Attorney (see signature page)
    27.1             Financial Data Schedule

---------------

(1) Previously filed as an exhibit with the Company's Form 8-K dated March 17, 1997.

(2) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 25, 1996.

(3) Previously filed as an exhibit to the Company' Registration Statement on Form S-1 (No. 33-97864).

(4) Confidential treatment requested as to certain portions of these exhibits.

(5) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997.

     (b) Reports on Form 8-K.

     On March 28, 1997, the Company filed a current report on Form 8-K, announcing the execution of an Agreement and Plan of Reorganization with Internet Middleware Corporation on March 17, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 1997.

                                          NETWORK APPLIANCE, INC.

                                          By:   /s/ DANIEL J. WARMENHOVEN
                                            ------------------------------------
                                                   Daniel J. Warmenhoven
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. Warmenhoven and Jeffry R. Allen, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                 SIGNATURES                                  TITLE                      DATE
---------------------------------------------   --------------------------------   --------------

          /s/ DANIEL J. WARMENHOVEN              President and Chief Executive      July 22, 1997
---------------------------------------------     Officer, Director (Principal
           (Daniel J. Warmenhoven)                     Executive Officer)

           /s/ DONALD T. VALENTINE              Chairman of the Board, Director     July 22, 1997
---------------------------------------------
            (Donald T. Valentine)

             /s/ JEFFRY R. ALLEN                   Vice President Finance and       July 22, 1997
---------------------------------------------     Operations, Chief Financial
              (Jeffry R. Allen)                 Officer and Secretary (Principal
                                                    Financial and Accounting
                                                            Officer)

             /s/ CAROL A. BARTZ                             Director                July 22, 1997
---------------------------------------------
              (Carol A. Bartz)

             /s/ LARRY R. CARTER                            Director                July 22, 1997
---------------------------------------------
              (Larry R. Carter)

           /s/ MICHAEL R. HALLMAN                           Director                July 22, 1997
---------------------------------------------
            (Michael R. Hallman)

             /s/ KURT R. JAGGERS                            Director                July 22, 1997
---------------------------------------------
              (Kurt R. Jaggers)

             /s/ ROBERT T. WALL                             Director                July 22, 1997
---------------------------------------------
              (Robert T. Wall)

                                  SCHEDULE II

                            NETWORK APPLIANCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED APRIL 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                 BALANCE AT      CHARGED TO                    BALANCE AT
                                                BEGINNING OF     COSTS AND                       END OF
                 DESCRIPTION                       PERIOD         EXPENSES      DEDUCTIONS       PERIOD
----------------------------------------------  ------------     ----------     ----------     ----------
Allowance for doubtful account:
  1997........................................     $  330          $   --          $ --          $  330
  1996........................................        220             110            --             330
  1995........................................         10             210            --             220

Excess and obsolescence inventory reserve:
  1997........................................     $1,043          $2,551          $578          $3,016
  1996........................................        345             698            --           1,043
  1995........................................         45             300            --             345

                              INDEX TO EXHIBITS

      EXHIBIT
        NO.                                         DESCRIPTION
    ------------     -------------------------------------------------------------------------
    10.12            The Company's Amended 1995 Stock Incentive Plan
    10.13            The Company's Special Non-Officer Stock Option Plan
    21.1             Subsidiaries of the Company
    23.1             Independent Auditors' Consent
    24.1             Power of Attorney (see signature page)
    27.1             Financial Data Schedule