Form 10-Q
period 1997-07-25
NETWORK APPLIANCE INC
filed 1997-09-05
CIK 1002047

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 25, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27130

                            NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    77-0307520
       (STATE OR OTHER JURISDICTION OF                 IRS EMPLOYER IDENTIFICATION
        INCORPORATION OR ORGANIZATION)

          2770 SAN TOMAS EXPRESSWAY
           SANTA CLARA, CALIFORNIA                                95051
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       Registrant's telephone number, including area code (408) 367-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
                                     CLASS                       JULY 25, 1997
                -----------------------------------------------  --------------
                Common Stock                                       16,495,099

================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of July 25, 1997 and April 30,
          1997........................................................................      3
          Condensed Consolidated Statements of Operations for the three-month periods
          ended July 25, 1997 and July 26, 1996.......................................      4
          Condensed Consolidated Statements of Cash Flows for the three-month periods
          ended July 25, 1997 and July 26, 1996.......................................      5
          Notes to Condensed Consolidated Financial Statements........................      6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................      8

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................     12
Item 2.   Changes in Securities.......................................................     12
Item 3.   Defaults Upon Senior Securities.............................................     12
Item 4.   Submission of Matters to a Vote of Securityholders..........................     12
Item 5.   Other Information...........................................................     12
Item 6.   Exhibits and Reports on Form 8-K............................................     12
SIGNATURE.............................................................................     13

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            NETWORK APPLIANCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JULY 25, 1997     APRIL 30, 1997
                                                                    -------------     --------------
                                                                     (UNAUDITED)
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................     $25,578            $21,520
  Short-term investments..........................................       4,850              6,916
  Accounts receivable, net........................................      16,852             13,911
  Inventories.....................................................      12,719              9,920
  Prepaid expenses and other......................................         717              1,253
  Deferred taxes..................................................       3,139              3,100
                                                                       -------            -------
          Total current assets....................................      63,855             56,620
                                                                       -------            -------
PROPERTY AND EQUIPMENT, net.......................................       9,618              9,238
OTHER ASSETS......................................................       3,019              3,083
                                                                       -------            -------
                                                                       $76,492            $68,941
                                                                       =======            =======

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................     $ 5,440            $ 4,415
  Income taxes payable............................................       3,103              1,023
  Accrued compensation and related benefits.......................       3,208              4,666
  Other accrued liabilities.......................................       2,681              2,280
  Deferred revenue................................................       2,459              2,317
                                                                       -------            -------
          Total current liabilities...............................      16,891             14,701
                                                                       -------            -------
LONG-TERM OBLIGATIONS.............................................         190                211
SHAREHOLDERS' EQUITY:
  Common stock....................................................      55,814             54,653
  Retained earnings (Accumulated deficit).........................       3,597               (624)
                                                                       -------            -------
          Total shareholders' equity..............................      59,411             54,029
                                                                       -------            -------
                                                                       $76,492            $68,941
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

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                     -------------------------------
                                                                     JULY 25, 1997     JULY 26, 1996
                                                                     -------------     -------------
NET SALES..........................................................     $33,420           $18,460
COST OF SALES......................................................      13,570             7,593
                                                                        -------           -------
GROSS MARGIN.......................................................      19,850            10,867
                                                                        -------           -------

OPERATING EXPENSES:
  Sales and marketing..............................................       8,493             4,668
  Research and development.........................................       3,415             1,724
  General and administrative.......................................       1,356             1,221
  Litigation settlement............................................          --             4,300
                                                                        -------           -------
          Total operating expenses.................................      13,264            11,913
                                                                        -------           -------
INCOME (LOSS) FROM OPERATIONS......................................       6,586            (1,046)
OTHER INCOME, net..................................................         168               291
                                                                        -------           -------
INCOME (LOSS) BEFORE INCOME TAXES..................................       6,754              (755)
PROVISION (BENEFIT) FOR INCOME TAXES...............................       2,533              (264)
                                                                        -------           -------
NET INCOME (LOSS)..................................................     $ 4,221           $  (491)
                                                                        =======           =======
NET INCOME (LOSS) PER SHARE........................................     $  0.24           $ (0.03)
                                                                        =======           =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES...............      17,636            16,150
                                                                        =======           =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                     -------------------------------
                                                                     JULY 25, 1997     JULY 26, 1996
                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................     $ 4,221           $  (491)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation..................................................       1,029               573
     Amortization of deferred stock compensation...................           4                33
     Amortization of goodwill and capitalized software.............          72                --
     Deferred rent.................................................         (14)              (17)
     Changes in assets and liabilities:
       Accounts receivable.........................................      (2,941)           (1,421)
       Inventories.................................................      (2,799)           (2,168)
       Prepaid expenses and other..................................         489              (421)
       Accounts payable............................................       1,024             1,380
       Income taxes payable........................................       2,080              (500)
       Accrued compensation and related benefits...................      (1,458)             (473)
       Accrued litigation settlement...............................          --             4,300
       Other accrued liabilities...................................         401               271
       Deferred revenue............................................         142               376
                                                                        -------           -------
          Net cash provided by operating activities................       2,250             1,442
                                                                        -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments..............................      (2,350)           (6,349)
  Redemptions of short-term investments............................       4,416             2,981
  Purchases of property and equipment..............................      (1,409)           (1,428)
                                                                        -------           -------
          Net cash provided by (used in) investing activities......         657            (4,796)
                                                                        -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term obligations..............................          (6)               (5)
  Proceeds from sale of common stock, net..........................       1,157               480
                                                                        -------           -------
          Net cash provided by financing activities................       1,151               475
                                                                        -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............       4,058            (2,879)
CASH AND CASH EQUIVALENTS:
  Beginning of period..............................................      21,520            24,637
                                                                        -------           -------
  End of period....................................................     $25,578           $21,758
                                                                        =======           =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three-month period ended July 25, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1997 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, recent management additions, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale and the effect of certain anti-takeover provisions. Any party interested in reviewing these publicly available documents should write to the SEC or the Chief Financial Officer of the Company.

 2. INVENTORIES

     Inventories consist of the following (in thousands):

                                                         JULY 25, 1997     APRIL 30, 1997
                                                         -------------     --------------
            Purchased components.......................     $ 2,548            $6,775
            Work in process............................       1,121             1,524
            Finished goods.............................       9,050             1,621
                                                            -------            ------
                                                            $12,719            $9,920
                                                            =======            ======

 3. NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

 4. LITIGATION SETTLEMENT

     The computer industry is characterized by frequent litigation regarding intellectual property rights. During fiscal 1995, a lawsuit of this nature was filed against the Company and two of its shareholders (the Whipsaw Litigation). During the first quarter of fiscal 1997, the Company settled the Whipsaw litigation and recorded a pre-tax expense of $4.3 million ($3.5 million in payments to the plaintiffs and $0.8 million in legal fees). In connection with the settlement, the Whipsaw group released the Company from all liabilities.

 5. RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to

                            NETWORK APPLIANCE, INC.

                                  (UNAUDITED)

conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior-year fiscal periods, net income (loss) per share would have been as follows:

                                                                  THREE MONTHS ENDED
                                                                 ---------------------
                                                                 JULY 25,     JULY 26,
                                                                   1997         1996
                                                                 --------     --------
            Basic..............................................   $ 0.26       $ (0.03)
            Diluted............................................   $ 0.24       $ (0.03)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                                  THREE MONTHS ENDED
                                                                 ---------------------
                                                                 JULY 25,     JULY 26,
                                                                   1997         1996
                                                                 --------     --------
            Net Sales..........................................    100.0%       100.0%
            Cost of Sales......................................     40.6         41.1
                                                                   -----        -----
            Gross Margin.......................................     59.4         58.9
                                                                   -----        -----
            Operating Expenses:
              Sales and marketing..............................     25.4         25.3
              Research and development.........................     10.2          9.4
              General and administrative.......................      4.1          6.6
              Litigation settlement............................       --         23.3
                                                                   -----        -----
                      Total operating expenses.................     39.7         64.6
                                                                   -----        -----
            Income (Loss) from Operations......................     19.7         (5.7)
            Other Income, net..................................      0.5          1.6
                                                                   -----        -----
            Income (Loss) before Income Taxes..................     20.2         (4.1)
            Provision (Benefit) for Income Taxes...............      7.6         (1.4)
                                                                   -----        -----
            Net Income (Loss)..................................     12.6%        (2.7)%
                                                                   =====        =====

     Net Sales -- Net sales increased by 81.0% from $18.5 million for the three months ended July 26, 1996 to $33.4 million for the three months ended July 25, 1997. This increase was attributable to a higher volume of filers shipped and to higher average selling prices related to product configuration. The increase in shipping volume resulted primarily from the Company's expansion of its direct sales force, increased market acceptance of the NetApp(TM) F540 over the corresponding period of the prior year and the introduction of new products during June and July 1997, particularly the enterprise-class NetApp F630. The increase in the average selling prices of systems across the full range of filers was primarily due to the sale of more highly configured systems, partially offset by a general decrease in base system prices. Net sales also increased as a result of the sale of multiprotocol systems, the licensing of multiprotocol software to pre-existing customers and increased service and software subscription revenues due to a growing installed base.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Gross Margin -- Gross margin increased from 58.9% for the three months ended July 26, 1996 to 59.4% for the three months ended July 25, 1997. This increase in gross margin was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies and by the introduction of new products with cost-reduced designs. Gross margin was also favorably impacted by the licensing of multiprotocol software and by growth in software subscription and service revenues due to a larger installed base. Factors contributing to gross margin growth were partially offset by the effect of base system price reductions across the full range of filers and increased sales of highly configured systems, which generally generate lower gross margins per system due to higher disk drive and memory content.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; product configuration; direct versus indirect sales; the mix and average selling prices of products, including software licensing; new product introductions and enhancements and the cost of components and manufacturing labor. In particular, the Company's gross margin varies based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems typically generate lower overall gross margin percentages due to greater disk drive and memory content.

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 81.9% from $4.7 million for the three months ended July 26, 1996 to $8.5 million for the three months ended July 25, 1997. These expenses were 25.3% and 25.4% of net sales for such periods, respectively. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international direct sales forces, increased commission expenses related to higher sales volumes and increased travel expenses. Facility expenses and depreciation also increased over the corresponding period of the prior year due to the move to a larger main facility in March 1997 and to related capital improvements. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. The Company believes that its continued growth and profitability is dependent in part on the successful expansion of its international operations, and therefore, has committed significant resources to international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses rose by 98.1% from $1.7 million for the three months ended July 26, 1996 to $3.4 million for the three months ended July 25, 1997. These expenses represented 9.4% and 10.2% of net sales for the three months ended July 26, 1996 and July 25, 1997, respectively, and increased in absolute dollars primarily as a result of increased headcount, increased facility expenses related to the new leased facility, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars. For the quarter ended July 25, 1997, no software development costs were capitalized as amounts that qualified for capitalization were immaterial.

     General and Administrative -- General and administrative expenses were $1.4 million for the three months ended July 25, 1997, compared to $1.2 million for the three months ended July 26, 1996. These expenses represented 4.1% and 6.6%, respectively, of net sales for such periods and increased in absolute dollars primarily as a result of increased headcount, increased facility expenses related to the new leased facility and the growth of other expenses, partially offset by reduced legal fees over the corresponding period of the prior year. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

     Litigation Settlement -- The computer industry is characterized by frequent litigation regarding intellectual property rights. During fiscal 1995, a lawsuit of this nature was filed against the Company and two of its shareholders (the Whipsaw Litigation). During the first quarter of fiscal 1997, the Company settled the Whipsaw litigation and recorded a pre-tax expense of $4.3 million ($3.5 million in payments to the plaintiffs and $0.8 million in legal fees). In connection with the settlement, the Whipsaw group released the Company from all liabilities.

     Other Income, net -- Other income, net, was $0.2 million and $0.3 million for the three months ended July 25, 1997 and July 26, 1996, respectively. In each of these periods, other income, net, represented less than 2% of net sales. Other income, net, decreased over the corresponding period of the prior year due primarily to foreign currency exchange losses.

     Provision for Income Taxes -- The Company's effective tax rate for the first quarter of fiscal 1998 was 37.5% compared with 35.0% in the first quarter of fiscal 1997. The higher tax rate in fiscal 1998 relates to increased earnings, which reduce the impact of research and development and other tax credits on the effective tax rate. Additionally, fiscal 1997 included a benefit for the reversal of a valuation allowance previously provided against deferred tax assets which will not occur in fiscal 1998.

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including the level of competition; the size and timing of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network file server market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; the Company's ability to successfully expand international operations; general economic trends and other factors. Although operating results have not been materially adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry and the Company's international sales growth and goal to continue international expansion, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended July 25, 1997, the Company's cash, cash equivalents and short-term investments increased by $2.0 million to $30.4 million. The Company's working capital increased for the three months ended July 25, 1997 by $5.0 million to $47.0 million. For the three months ended July 25, 1997, the Company generated cash from operating activities totaling $2.3 million, principally related to net income of $4.2 million and to increases in income taxes payable, partially offset by increases in accounts receivable and inventories. Net cash provided by operating activities in the three months ended July 26, 1996 principally related to an increase in accrued litigation settlement, offset by increases in accounts receivable and inventories and a net loss of $0.5 million recorded in the quarter.

     The Company used $1.4 million to purchase property and equipment during both the three-month periods ended July 25, 1997 and July 26, 1996. In addition, net maturities of short-term investments provided $2.1 million during the three months ended July 25, 1997. The Company used $3.4 million during the three months ended July 26, 1996 for net investment purchases. Financing activities provided $1.2 million and

$0.5 million for the three months ended July 25, 1997 and July 26, 1996, respectively, due primarily to proceeds from the sale of common stock in such periods.

     The Company currently has no significant capital commitments other than commitments under operating leases. The Company believes that its existing liquidity and capital resources are sufficient to fund its operations for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior-year fiscal periods, net income (loss) per share would have been as follows:

                                                              THREE MONTHS ENDED
                                                            -----------------------
                                                            JULY 25,       JULY 26,
                                                              1997           1996
                                                            --------       --------
            Basic.........................................   $ 0.26         $(0.03)
            Diluted.......................................   $ 0.24         $(0.03)

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
       None

ITEM 2.CHANGES IN SECURITIES
       None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
       None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
       None

ITEM 5.OTHER INFORMATION
       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)EXHIBITS

        27.1     Financial Data Schedule

     (b)REPORTS ON FORM 8-K

        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK APPLIANCE, INC.
                                          (Registrant)

                                                  /s/ JEFFRY R. ALLEN
                                          --------------------------------------
                                          By:          Jeffry R. Allen
                                                Vice President Finance and
                                           Operations, Chief Financial Officer
                                              (Principal Financial Officer)

Date: September 4, 1997

                                 EXHIBIT INDEX

EXHIBIT                              DESCRIPTION
- --------          --------------------------------------------------
  27.1                         Financial Data Schedule