Form 10-Q
period 1997-10-24
NETWORK APPLIANCE INC
filed 1997-12-05
CIK 1002047

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 24, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-27130
                            ------------------------

                            NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    77-0307520
(STATE OR OTHER JURISDICTION OF INCORPORATION          IRS EMPLOYER IDENTIFICATION
               OR ORGANIZATION)

   2770 SAN TOMAS EXPRESSWAY, SANTA CLARA,                        95051
                   CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 367-3000

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

                                                              OUTSTANDING AT
                    CLASS                                    OCTOBER 24, 1997
--------------------------------------------------------------------------------------------
                 Common Stock                                   16,603,188

================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
                                 PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of October 24, 1997 and April 30,
             1997.....................................................................       3
           Condensed Consolidated Statements of Income for the three and six-month
             periods ended October 24, 1997 and October 25, 1996......................     4-5
           Condensed Consolidated Statements of Cash Flows for the six-month periods
             ended October 24, 1997 and October 25, 1996..............................       6
           Notes to Condensed Consolidated Financial Statements.......................       7
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...............................................................       9

                                   PART II. OTHER INFORMATION
Item 1.    Legal Proceedings..........................................................      12
Item 2.    Changes in Securities......................................................      12
Item 3.    Defaults Upon Senior Securities............................................      13
Item 4.    Submission of Matters to a Vote of Securityholders.........................      13
Item 5.    Other Information..........................................................      13
Item 6.    Exhibits and Reports on Form 8-K...........................................      13
SIGNATURE.............................................................................      14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            NETWORK APPLIANCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  OCTOBER 24, 1997     APRIL 30, 1997
                                                                  ----------------     --------------
                                                                    (UNAUDITED)
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................      $ 28,520            $ 21,520
  Short-term investments........................................         5,250               6,916
  Accounts receivable, net......................................        23,113              13,911
  Inventories...................................................        11,718               9,920
  Prepaid expenses and other....................................         1,621               1,253
  Deferred taxes................................................         3,139               3,100
                                                                       -------             -------
          Total current assets..................................        73,361              56,620
                                                                       -------             -------
PROPERTY AND EQUIPMENT, NET.....................................        10,231               9,238
OTHER ASSETS....................................................         3,006               3,083
                                                                       -------             -------
                                                                      $ 86,598            $ 68,941
                                                                       =======             =======

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................................      $  5,424            $  4,415
  Income taxes payable..........................................         3,491               1,023
  Accrued compensation and related benefits.....................         5,164               4,666
  Other accrued liabilities.....................................         2,924               2,280
  Deferred revenue..............................................         3,476               2,317
                                                                       -------             -------
          Total current liabilities.............................        20,479              14,701
                                                                       -------             -------
LONG-TERM OBLIGATIONS...........................................           180                 211
SHAREHOLDERS' EQUITY:
  Common stock..................................................        57,457              54,653
  Retained earnings (Accumulated deficit).......................         8,482                (624)
                                                                       -------             -------
          Total shareholders' equity............................        65,939              54,029
                                                                       -------             -------
                                                                      $ 86,598            $ 68,941
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

                            NETWORK APPLIANCE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                -------------------------------------
                                                                OCTOBER 24, 1997     OCTOBER 25, 1996
                                                                ----------------     ----------------
NET SALES.....................................................      $ 38,401             $ 21,048
COST OF SALES.................................................        15,746                8,582
                                                                     -------              -------
  Gross margin................................................        22,655               12,466
                                                                     -------              -------

OPERATING EXPENSES:
  Sales and marketing.........................................         9,672                5,538
  Research and development....................................         3,903                1,980
  General and administrative..................................         1,493                  932
                                                                     -------              -------
          Total operating expenses............................        15,068                8,450
                                                                     -------              -------
INCOME FROM OPERATIONS........................................         7,587                4,016
OTHER INCOME, NET.............................................           229                  261
                                                                     -------              -------
INCOME BEFORE INCOME TAXES....................................         7,816                4,277
PROVISION FOR INCOME TAXES....................................         2,931                1,497
                                                                     -------              -------
NET INCOME....................................................      $  4,885             $  2,780
                                                                     =======              =======
NET INCOME PER SHARE..........................................      $   0.27             $   0.16
                                                                     =======              =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES..........        18,038               17,403
                                                                     =======              =======

PRO FORMA NET INCOME PER SHARE (NOTE 7).......................      $   0.14             $   0.08
                                                                     =======              =======
PRO FORMA WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  (NOTE 7)....................................................        36,076               34,806
                                                                     =======              =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                -------------------------------------
                                                                OCTOBER 24, 1997     OCTOBER 25, 1996
                                                                ----------------     ----------------
NET SALES.....................................................      $ 71,821             $ 39,508
COST OF SALES.................................................        29,316               16,176
                                                                     -------              -------
  Gross margin................................................        42,505               23,332
                                                                     -------              -------

OPERATING EXPENSES:
  Sales and marketing.........................................        18,165               10,206
  Research and development....................................         7,318                3,703
  General and administrative..................................         2,849                2,152
  Litigation settlement.......................................            --                4,300
                                                                     -------              -------
          Total operating expenses............................        28,332               20,361
                                                                     -------              -------
INCOME FROM OPERATIONS........................................        14,173                2,971
OTHER INCOME, NET.............................................           397                  552
                                                                     -------              -------
INCOME BEFORE INCOME TAXES....................................        14,570                3,523
PROVISION FOR INCOME TAXES....................................         5,464                1,233
                                                                     =======              =======
NET INCOME....................................................      $  9,106             $  2,290
                                                                     =======              =======
NET INCOME PER SHARE..........................................      $   0.51             $   0.13
                                                                     =======              =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES..........        17,837               17,353
                                                                     =======              =======

PRO FORMA NET INCOME PER SHARE (NOTE 7).......................      $   0.26             $   0.07
                                                                     =======              =======
PRO FORMA WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  (NOTE 7)....................................................        35,674               34,706
                                                                     =======              =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                -------------------------------------
                                                                OCTOBER 24, 1997     OCTOBER 25, 1996
                                                                ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................      $  9,106             $  2,290
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization............................         2,426                1,274
     Provision for doubtful accounts..........................            91                   --
     Deferred income taxes....................................           (39)                  --
     Deferred rent............................................           (21)                 (36)
     Changes in assets and liabilities:
       Accounts receivable....................................        (9,293)              (5,536)
       Inventories............................................        (1,798)              (3,493)
       Prepaid expenses and other.............................          (433)                (398)
       Accounts payable.......................................         1,009                2,303
       Income taxes payable...................................         2,468                   --
       Accrued compensation and related benefits..............           498                  328
       Other accrued liabilities..............................           644                  356
       Deferred revenue.......................................         1,159                1,115
                                                                     -------             --------
          Net cash provided by (used in) operating
            activities........................................         5,817               (1,797)
                                                                     -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.........................        (5,250)             (10,851)
  Redemptions of short-term investments.......................         6,916                4,983
  Purchases of property and equipment.........................        (3,262)              (2,214)
                                                                     -------             --------
          Net cash used in investing activities...............        (1,596)              (8,082)
                                                                     -------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term obligations.........................           (10)                  (7)
  Proceeds from sale of common stock, net.....................         2,789                  493
                                                                     -------             --------
          Net cash provided by financing activities...........         2,779                  486
                                                                     -------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........         7,000               (9,393)

CASH AND CASH EQUIVALENTS:
  Beginning of period.........................................        21,520               24,637
                                                                     -------             --------
  End of period...............................................      $ 28,520             $ 15,244
                                                                     =======             ========

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six-month periods ended October 24, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1997 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, recent management additions, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale and the effect of certain anti-takeover provisions. Any party interested in reviewing these publicly available documents should contact the SEC or the Chief Financial Officer of the Company.

 2. INVENTORIES

     Inventories consist of the following (in thousands):

                                                       OCTOBER 24, 1997   APRIL 30, 1997
                                                       ----------------   --------------
        Purchased components.........................      $  5,785           $6,775
        Work in process..............................         1,747            1,524
        Finished goods...............................         4,186            1,621
                                                            -------           ------
                                                           $ 11,718           $9,920
                                                            =======           ======

 3. COMMON STOCK

     On September 25, 1997, the Company's shareholders approved a 1,600,000 share increase in the number of shares of common stock authorized for issuance under the Network Appliance 1995 Stock Incentive Plan.

 4. NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

 5. LITIGATION SETTLEMENT

     The computer industry is characterized by frequent litigation regarding intellectual property rights. During fiscal 1995, a lawsuit of this nature was filed against the Company and two of its shareholders (the Whipsaw Litigation). During the first quarter of fiscal 1997, the Company settled the Whipsaw litigation and

                            NETWORK APPLIANCE, INC.

                                  (UNAUDITED)

recorded a pre-tax expense of $4.3 million ($3.5 million in payments to the plaintiffs and $0.8 million in legal fees). In connection with the settlement, the Whipsaw group released the Company from all liabilities.

 6. RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior-year fiscal periods, net income per share would have been as follows:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                        ---------------------------     ---------------------------
                                        OCTOBER 24,     OCTOBER 25,     OCTOBER 24,     OCTOBER 25,
                                           1997            1996            1997            1996
                                        -----------     -----------     -----------     -----------
        Basic.........................     $0.30           $0.17           $0.55           $0.14
        Diluted.......................     $0.27           $0.16           $0.51           $0.13

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The adoption is not expected to have a material effect on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of all previously reported information for comparative purposes.

  7. SUBSEQUENT EVENT

     On November 11, 1997, the Board of Directors approved a two-for-one stock split of the Company's common stock to be distributed on or about December 18, 1997 to holders of record on December 8, 1997. Pro forma share and per-share amounts have been presented within the Condensed Consolidated Statements of Income.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                            ---------------------------     ---------------------------
                                            OCTOBER 24,     OCTOBER 25,     OCTOBER 24,     OCTOBER 25,
                                               1997            1996            1997            1996
                                            -----------     -----------     -----------     -----------
    Net Sales.............................     100.0%          100.0%          100.0%          100.0%
    Cost of Sales.........................      41.0            40.8            40.8            40.9
                                               -----           -----           -----           -----
      Gross margin........................      59.0            59.2            59.2            59.1
                                               -----           -----           -----           -----
    Operating Expenses:
      Sales and marketing.................      25.2            26.3            25.3            25.8
      Research and development............      10.2             9.4            10.2             9.4
      General and administrative..........       3.9             4.4             4.0             5.5
      Litigation settlement...............        --              --              --            10.9
                                               -----           -----           -----           -----
              Total operating expenses....      39.3            40.1            39.5            51.6
                                               -----           -----           -----           -----
    Income from operations................      19.7            19.1            19.7             7.5
    Other income, net.....................        .6             1.2              .6             1.4
                                               -----           -----           -----           -----
    Income before income taxes............      20.3            20.3            20.3             8.9
    Provision for income taxes............       7.6             7.1             7.6             3.1
                                               -----           -----           -----           -----
              Net Income..................      12.7%           13.2%           12.7%            5.8%
                                               =====           =====           =====           =====

     Net Sales -- Net sales were $38.4 million for the three months ended October 24, 1997 and $71.8 million for the six months ended October 24, 1997, representing increases of 82.4% and 81.8%, respectively, over the comparable periods of the prior fiscal year. The increase in net sales for these periods was principally attributable to a higher volume of filers shipped. The increase in unit shipments resulted primarily from the Company's expansion of its direct sales force and the introduction of new products during June and July 1997, particularly the enterprise-class NetApp(TM) F630, the NetApp F520 and the NetApp F230. Net sales also grew for the three and six-month periods as a result of increased multiprotocol system shipments, the licensing of multiprotocol software to pre-existing customers and increased service and software subscription revenues due to a growing installed base. For the three and six months ended October 24, 1997 compared to the corresponding periods of the prior year, average selling prices were impacted by price reductions on 4 gigabyte drives.

     International net sales (including United States exports) grew by 134.5% and 149.3% for the three and six-month periods ended October 24, 1997, respectively, compared to comparable periods of the prior fiscal year. International net sales were $8.6 million, or 22.5% of total net sales, and $16.1 million, or 22.4% of total net sales, for the three and six months ended October 24, 1997, respectively.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Gross Margin -- Gross margin decreased from 59.2% for the three months ended October 25, 1996 to 59.0% for the three months ended October 24, 1997. This decrease in gross margin was primarily attributable to price reductions on 4 gigabyte drives, partially offset by the increase in product volume, lower costs of key components, increased manufacturing efficiencies and by the sale of the Company's new product line with cost-reduced designs introduced in June and July 1997. Gross margin was also favorably impacted by the licensing of multiprotocol software and by growth in software subscription and service revenues due to a larger installed base.

     Gross margin for the six months ended October 24, 1997 was 59.2%, compared to 59.1% for the comparable period of the prior fiscal year. This increase in gross margin was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies and by the sale of the Company's new product line with cost-reduced designs introduced in June and July 1997. Gross margin was also favorably impacted by the licensing of multiprotocol software and by growth in software subscription and service revenues due to a larger installed base. Factors contributing to gross margin growth were partially offset by price reductions on 4 gigabyte drives.

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

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 74.6% from $5.5 million for the three months ended October 25, 1996 to $9.7 million for the three months ended October 24, 1997. For the six months ended October 24, 1997, sales and marketing expenses of $18.2 million reflect an increase of 78.0% over the comparable period of fiscal 1997. These expenses were 25.2% and 26.3% of net sales for the three months ended October 24, 1997 and October 25, 1996, respectively, and were 25.3% and 25.8%, respectively, of net sales for the six months then ended. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. The Company believes that its continued growth and profitability is dependent in part on the successful expansion of its international operations, and therefore, has committed significant resources to international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits and prototype expenses. Research and development expenses increased 97.1% from $2.0 million for the three months ended October 25, 1996 to $3.9 million for the three months ended October 24, 1997. These expenses represented 10.2% and 9.4% of net sales for the quarters ended October 24, 1997 and October 25, 1996, respectively. For the six-month periods, research and development expenses increased 97.6% from $3.7 million in fiscal 1997 to $7.3 million in fiscal 1998 and represented 9.4% and 10.2% of net sales, respectively, for those periods. Expenses for the three and six-month periods increased as a result of increased headcount, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars. For the three and six months ended October 24, 1997 and October 25, 1996, no software development costs were capitalized as amounts that qualified for capitalization were immaterial.

     General and Administrative -- General and administrative expenses were $1.5 million in the three months ended October 24, 1997, compared to $0.9 million in the three months ended October 25, 1996. These expenses represented 3.9% and 4.4%, respectively, of net sales for such periods. For the six-month periods, general and administrative expenses increased 32.4% from $2.2 million in fiscal 1997 to $2.8 million in fiscal 1998 and represented 5.5% and 4.0% of net sales, respectively, for those periods. Increases in absolute dollars related primarily to increased headcount and growth in other expenses, partially offset by reduced legal fees over the corresponding periods of the prior year. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

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

     Other Income, net -- Other income, net, was $0.2 million and $0.3 million for the three months ended October 24, 1997 and October 25, 1996, respectively. During the six months ended October 24, 1997, other income, net was $0.4 million, compared to $0.6 million in the corresponding period of the prior year. For the six months ended October 24, 1997, other income, net, decreased over the corresponding period of the prior year due primarily to foreign currency exchange losses recorded in the first quarter of fiscal 1998.

     Provision for Income Taxes -- The Company's effective tax rate during the three and six months ended October 24, 1997 was 37.5% compared with 35.0% for the corresponding periods of the prior year. The higher tax rate in fiscal 1998 relates to increased earnings, which reduce the impact of research and development and other tax credits on the effective tax rate. Additionally, fiscal 1997 included a benefit for the reversal of a valuation allowance previously provided against deferred tax assets which will not occur in fiscal 1998.

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including: the level of competition; the size and timing of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network file server market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; the Company's ability to successfully expand international operations; general economic trends and other factors.

     The Company conducts business internationally. Accordingly, the Company's future operating results could be materially adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, and government spending patterns, among other factors. Although operating results have not been materially adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry and the Company's international sales growth and goal to continue international expansion, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality.

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

     This Form 10-Q may contain forward-looking statements about future results which are subject to risks and uncertainties. Network Appliance's actual results may differ significantly from the results discussed in the forward-looking statements. The Company is subject to a variety of other additional risk factors, more fully described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended October 24, 1997, the Company's cash, cash equivalents and short-term investments increased by $5.3 million to $33.8 million. The Company's working capital increased during the six months ended October 24, 1997 by $11.0 million to $52.9 million. For the six months ended October 24, 1997, the Company generated cash from operating activities totaling $5.8 million, principally related to net income of $9.1 million and to an increase in income taxes payable, partially offset by increases in accounts receivable and inventories. Net cash used in operating activities during the six months ended October 25, 1996 principally related to increases in accounts receivable and inventories, partially offset by net income and increases in accounts payable.

     The Company used $3.3 million and $2.2 million to purchase property and equipment during the six-month periods ended October 24, 1997 and October 25, 1996, respectively. Net maturities of short-term investments provided $1.7 million for the six months ended October 24, 1997. The Company used $5.9 million during the six months ended October 25, 1996 for net investment purchases. Financing activities provided $2.8 million and $0.5 million for the six months ended October 24, 1997 and October 25, 1996, respectively, due primarily to proceeds from the exercise of stock options in such periods.

     The Company currently has no significant capital commitments other than commitments under operating leases. The Company believes that its existing liquidity and capital resources are sufficient to fund its operations for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior-year fiscal periods, net income per share would have been as follows:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                        ---------------------------     ---------------------------
                                        OCTOBER 24,     OCTOBER 25,     OCTOBER 24,     OCTOBER 25,
                                           1997            1996            1997            1996
                                        -----------     -----------     -----------     -----------
        Basic.......................       $0.30           $0.17           $0.55           $0.14
        Diluted.....................       $0.27           $0.16           $0.51           $0.13

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The following proposals were voted upon by the Company's shareholders at the Annual Meeting of Shareholders held on September 25, 1997 (Annual Shareholders Meeting):

     1. The following persons were elected as directors of the Company to serve for a term ending upon the next Annual Shareholders Meeting and until their successors are elected and qualified:

                                                            VOTES FOR      VOTES WITHHELD
                                                            ----------     --------------
        Daniel J. Warmenhoven.............................  14,918,757         160,082
        Donald T. Valentine...............................  14,968,888         109,951
        Carol A. Bartz....................................  14,971,457         107,382
        Larry R. Carter...................................  14,973,037         105,802
        Michael R. Hallman................................  14,972,351         106,488
        Robert T. Wall....................................  14,973,537         105,302

     2. A proposal to ratify the election of Deloitte & Touche LLP, as the Company's independent auditors for the fiscal year ending April 30, 1998 was approved as follows:

 IN FAVOR      OPPOSED     WITHHELD    BROKER NON-VOTES
----------     -------     -------     ----------------
15,030,083     22,464      26,292                 --

     3. To approve a series of amendments to the Company's 1995 Stock Incentive Plan, including a 1,600,000 share increase in the maximum number of shares of common stock authorized for issuance under the plan:

IN FAVOR       OPPOSED      WITHHELD    BROKER NON-VOTES
---------     ---------     -------     ----------------
8,978,284     4,643,943     142,881         1,002,834

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     10.12 Facility lease, dated August 18, 1997, by and between McCandless-San Tomas No. 2 and the Registrant.

     27.1  Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     On November 26, 1997, the Company filed a current report on Form 8-K announcing a two-for-one stock split, to be distributed on or about December 18, 1997 to shareholders of record on December 8, 1997.

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

Date: December 5, 1997

                               INDEX TO EXHIBITS

Exhibit                           Description
-------                           -----------
 10.12 Facility lease, dated August 18, 1997, by and between McCandless-San Tomas No. 2 and the Registrant.

 27.1              Financial Data Schedule