Form 10-Q
period 1998-01-23
NETWORK APPLIANCE INC
filed 1998-03-06
CIK 1002047

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 23, 1998

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-27130

                            NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CALIFORNIA                                          77-0307520
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR               IRS EMPLOYER IDENTIFICATION
                    ORGANIZATION

2770 SAN TOMAS EXPRESSWAY, SANTA CLARA, CALIFORNIA                         95051
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

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                                      OUTSTANDING AT
                       CLASS                                         JANUARY 23, 1998
                       -----                                         ----------------
                   Common Stock                                         33,515,805

================================================================================

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of January 23, 1998
         and April 30, 1997..........................................    3
         Condensed Consolidated Statements of Income for the three
         and nine-month periods ended January 23, 1998 and January
         24, 1997....................................................  4-5
         Condensed Consolidated Statements of Cash Flows for the
         nine-month periods ended January 23, 1998 and January 24,
         1997........................................................    6
         Notes to Condensed Consolidated Financial Statements........    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   13
Item 2.  Changes in Securities.......................................   13
Item 3.  Defaults Upon Senior Securities.............................   13
Item 4.  Submission of Matters to a Vote of Securityholders..........   13
Item 5.  Other Information...........................................   13
Item 6.  Exhibits and Reports on Form 8-K............................   13
SIGNATURE............................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NETWORK APPLIANCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JANUARY 23, 1998   APRIL 30, 1997
                                                               ----------------   --------------
                                                                 (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................       $39,302           $21,520
  Short-term investments....................................         5,250             6,916
  Accounts receivable, net..................................        26,684            13,911
  Inventories...............................................         9,045             9,920
  Prepaid expenses and other................................         1,936             1,253
  Deferred taxes............................................         3,177             3,100
                                                                   -------           -------
          Total current assets..............................        85,394            56,620
                                                                   -------           -------
PROPERTY AND EQUIPMENT, NET.................................        10,564             9,238
OTHER ASSETS................................................         2,950             3,083
                                                                   -------           -------
                                                                   $98,908           $68,941
                                                                   =======           =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................       $ 6,904           $ 4,415
  Income taxes payable......................................         2,680             1,023
  Accrued compensation and related benefits.................         7,099             4,666
  Other accrued liabilities.................................         4,017             2,280
  Deferred revenue..........................................         4,422             2,317
                                                                   -------           -------
          Total current liabilities.........................        25,122            14,701
                                                                   -------           -------
LONG-TERM OBLIGATIONS.......................................           170               211
SHAREHOLDERS' EQUITY:
  Common stock..............................................        59,579            54,653
  Retained earnings (Accumulated deficit)...................        14,037              (624)
                                                                   -------           -------
          Total shareholders' equity........................        73,616            54,029
                                                                   -------           -------
                                                                   $98,908           $68,941
                                                                   =======           =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                              ------------------------------------
                                                              JANUARY 23, 1998    JANUARY 24, 1997
                                                              ----------------    ----------------
NET SALES...................................................      $43,984             $24,845
COST OF SALES...............................................       17,880              10,116
                                                                  -------             -------
  Gross margin..............................................       26,104              14,729
                                                                  -------             -------

OPERATING EXPENSES:
  Sales and marketing.......................................       11,187               6,438
  Research and development..................................        4,420               2,283
  General and administrative................................        1,852               1,049
                                                                  -------             -------
     Total operating expenses...............................       17,459               9,770
                                                                  -------             -------

INCOME FROM OPERATIONS......................................        8,645               4,959
OTHER INCOME, NET...........................................          243                 241
                                                                  -------             -------
INCOME BEFORE INCOME TAXES..................................        8,888               5,200
PROVISION FOR INCOME TAXES..................................        3,333               1,820
                                                                  -------             -------
NET INCOME..................................................      $ 5,555             $ 3,380
                                                                  =======             =======
NET INCOME PER SHARE:
  Basic.....................................................      $  0.17             $  0.11
                                                                  =======             =======
  Diluted...................................................      $  0.15             $  0.10
                                                                  =======             =======
WEIGHTED AVERAGE COMMON SHARES..............................       32,711              30,829
                                                                  =======             =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES........       36,250              35,030
                                                                  =======             =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                              -----------------------------------
                                                              JANUARY 23, 1998   JANUARY 24, 1997
                                                              ----------------   ----------------
NET SALES...................................................      $115,805           $64,353
COST OF SALES...............................................        47,196            26,292
                                                                  --------           -------
     Gross margin...........................................        68,609            38,061
                                                                  --------           -------
OPERATING EXPENSES:
  Sales and marketing.......................................        29,352            16,644
  Research and development..................................        11,738             5,986
  General and administrative................................         4,701             3,201
  Litigation settlement.....................................            --             4,300
                                                                  --------           -------
     Total operating expenses...............................        45,791            30,131
                                                                  --------           -------

INCOME FROM OPERATIONS......................................        22,818             7,930
OTHER INCOME, NET...........................................           640               793
                                                                  --------           -------
INCOME BEFORE INCOME TAXES..................................        23,458             8,723
PROVISION FOR INCOME TAXES..................................         8,797             3,053
                                                                  --------           -------
NET INCOME..................................................      $ 14,661           $ 5,670
                                                                  ========           =======
NET INCOME PER SHARE:
  Basic.....................................................      $   0.45           $  0.19
                                                                  ========           =======
  Diluted...................................................      $   0.41           $  0.16
                                                                  ========           =======
WEIGHTED AVERAGE COMMON SHARES..............................        32,281            30,351
                                                                  ========           =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES........        35,724            34,731
                                                                  ========           =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                              ------------------------------------
                                                              JANUARY 23, 1998    JANUARY 24, 1997
                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................      $ 14,661            $  5,670
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................         3,885               1,967
     Provision for doubtful accounts........................           216                  --
     Deferred income taxes..................................           (77)                 --
     Deferred rent..........................................           (29)                (52)
     Changes in assets and liabilities:
       Accounts receivable..................................       (12,989)             (7,006)
       Inventories..........................................           875              (4,760)
       Prepaid expenses and other assets....................          (764)               (674)
       Accounts payable.....................................         2,489               2,892
       Income taxes payable.................................         1,657                 208
       Accrued compensation and related benefits............         2,433               1,116
       Other accrued liabilities............................         1,737               1,068
       Deferred revenue.....................................         2,105               1,426
                                                                  --------            --------
          Net cash provided by operating activities.........        16,199               1,855
                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................        (7,600)            (13,200)
  Redemptions of short-term investments.....................         9,266               9,332
  Purchases of property and equipment.......................        (4,886)             (3,206)
                                                                  --------            --------
          Net cash used in investing activities.............        (3,220)             (7,074)
                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term obligations.......................           (12)                (12)
  Proceeds from sale of common stock, net...................         4,815               1,532
                                                                  --------            --------
          Net cash provided by financing activities.........         4,803               1,520
                                                                  --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        17,782              (3,699)

CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................        21,520              24,637
                                                                  --------            --------
  End of period.............................................      $ 39,302            $ 20,938
                                                                  ========            ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Deferred stock compensation...............................      $    714            $     --

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and nine-month periods ended January 23, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1997 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, recent management additions, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale and the effect of certain anti-takeover provisions. Any party interested in reviewing these publicly available documents should contact the SEC or the Chief Financial Officer of the Company.

 2. INVENTORIES

     Inventories consist of the following (in thousands):

                                                  JANUARY 23, 1998    APRIL 30, 1997
                                                  ----------------    --------------
Purchased components............................       $2,950             $6,775
Work in process.................................        1,934              1,524
Finished goods..................................        4,161              1,621
                                                       ------             ------
                                                       $9,045             $9,920
                                                       ======             ======

 3. COMMON STOCK AND NET INCOME PER SHARE

     On September 25, 1997, the Company's shareholders approved a 1,600,000 share increase (3,200,000 on a post-split basis) in the number of shares of common stock authorized for issuance under the Network Appliance 1995 Stock Incentive Plan. On November 11, 1997, the Board of Directors approved a two-for-one stock split of the Company's common stock which was effective December 18, 1997. The net income per share and number of shares used in the per-share calculations for all periods presented reflect the two-for-one stock split that was effective December 18, 1997.

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), during the third quarter of fiscal 1998. SFAS 128 requires a dual presentation of basic and diluted net income per share. Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

     Net income per share data for the three and nine-month periods ended January 24, 1997 has been restated to conform with SFAS 128.

                            NETWORK APPLIANCE, INC.

                                  (UNAUDITED)

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except per share amounts):

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                     -----------------------------------    -----------------------------------
                                     JANUARY 23, 1998   JANUARY 24, 1997    JANUARY 23, 1998   JANUARY 24, 1997
                                     ----------------   ----------------    ----------------   ----------------
NET INCOME (NUMERATOR):
  Net income, basic and diluted....      $ 5,555            $ 3,380             $14,661            $ 5,670
                                         =======            =======             =======            =======
SHARES (DENOMINATOR):
  Weighted average common shares
     outstanding...................       33,352             32,262              33,117             32,289
  Weighted average common shares
     outstanding subject to
     repurchase....................         (641)            (1,433)               (836)            (1,938)
                                         -------            -------             -------            -------
  Shares used in basic
     computation...................       32,711             30,829              32,281             30,351
                                         =======            =======             =======            =======
  Weighted average common shares
     outstanding subject to
     repurchase....................          641              1,433                 836              1,938
  Weighted average common
     equivalent shares.............        2,898              2,768               2,607              2,442
                                         -------            -------             -------            -------
  Shares used in diluted
     computation...................       36,250             35,030              35,724             34,731
                                         =======            =======             =======            =======
NET INCOME PER SHARE:
  Basic............................      $  0.17            $  0.11             $  0.45            $  0.19
                                         =======            =======             =======            =======
  Diluted..........................      $  0.15            $  0.10             $  0.41            $  0.16
                                         =======            =======             =======            =======

     Options to purchase 124,000 and 51,000 shares during the three-month periods ended January 23, 1998 and January 24, 1997, respectively, and 841,000 and 825,000 shares during the nine months then ended, respectively, were outstanding but excluded from the diluted net income per share computations because the exercise prices were greater than the average market prices of common shares.

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

5. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The adoption is not expected to have a material effect on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes.

     The Financial Accounting Standards Board recently approved the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2) on software revenue recognition which will be effective for the Company's fiscal year 1999. The Company is currently assessing the impact of SOP 97-2 on its revenue recognition policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                              ----------------------------    ----------------------------
                                              JANUARY 23,     JANUARY 24,     JANUARY 23,     JANUARY 24,
                                                  1998            1997            1998            1997
                                              ------------    ------------    ------------    ------------
Net Sales...................................     100.0%          100.0%          100.0%          100.0%
Cost of Sales...............................      40.7            40.7            40.8            40.9
                                                 -----           -----           -----           -----
          Gross margin......................      59.3            59.3            59.2            59.1
                                                 -----           -----           -----           -----
Operating Expenses:
  Sales and marketing.......................      25.4            25.9            25.3            25.8
  Research and development..................      10.0             9.2            10.1             9.3
  General and administrative................       4.2             4.2             4.1             5.0
  Litigation settlement.....................        --              --              --             6.7
                                                 -----           -----           -----           -----
          Total operating expenses..........      39.6            39.3            39.5            46.8
                                                 -----           -----           -----           -----
Income from operations......................      19.7            20.0            19.7            12.3
Other income, net...........................       0.5             0.9             0.6             1.2
                                                 -----           -----           -----           -----
Income before income taxes..................      20.2            20.9            20.3            13.5
Provision for income taxes..................       7.6             7.3             7.6             4.7
                                                 -----           -----           -----           -----
          Net Income........................      12.6%           13.6%           12.7%            8.8%
                                                 =====           =====           =====           =====

     Net Sales -- Net sales were $44.0 million for the three months ended January 23, 1998 and $115.8 million for the nine months ended January 23, 1998, representing increases of 77.0% and 80.0%, respectively, over the comparable periods of the prior fiscal year. The increase in net sales for these periods was principally attributable to a higher volume of filers shipped. The increase in unit shipments resulted primarily from the Company's expansion of its direct sales force and the introduction of new products during June and July 1997, particularly the enterprise-class NetApp(TM) F630, the NetApp F520 and the NetApp F230. Net sales also grew for the three and nine-month periods as a result of increased multiprotocol system shipments, the licensing of multiprotocol software to pre-existing customers and increased service and software subscription revenues due to a growing installed base.

     International net sales (including United States exports) grew by 166.0% and 156.1% for the three and nine-month periods ended January 23, 1998, respectively, compared to comparable periods of the prior fiscal year. International net sales were $11.7 million, or 26.6% of total net sales, and $27.7 million, or 24.0% of total net sales, for three and nine months ended January 23, 1998, respectively. The increase in international net sales was primarily a result of European sales growth.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Gross Margin -- For the three months ended January 23, 1998, compared to the comparable period of the prior fiscal year, gross margin as a percentage of net sales remained at 59.3%. For the nine months ended January 23, 1998, gross margin increased to 59.2% of net sales compared to 59.1% of net sales for the comparable period of the prior fiscal year. This increase in gross margin was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies and by the sale of the Company's new product with cost-reduced designs first introduced in June and July 1997. Gross margin was also favorably impacted by the licensing of multiprotocol software and by growth in software subscription and service revenues due to a growing installed base. Factors contributing to gross margin growth were partially offset by the sale of 4 gigabyte drives at reduced prices in the first and second quarters of the current fiscal year.

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

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 73.8% to $11.2 million for the three months ended January 23, 1998, compared to $6.4 million for the three months ended January 24, 1997. For the nine months ended January 23, 1998, sales and marketing expenses of $29.4 million reflect an increase of 76.4% over the comparable period of the prior fiscal year. Sales and marketing expenses were 25.4% and 25.9% of net sales for the three months ended January 23, 1998 and January 24, 1997, respectively, and were 25.3% and 25.8%, respectively, of net sales for the nine months then ended. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. During the quarter ended January 23, 1998, the Company launched an advertising campaign which contributed to absolute dollar growth in sales and marketing expenses for the three and nine-month periods of the current fiscal year. Sales and marketing expenses are expected to increase in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. The Company believes that its continued growth and profitability is dependent in part on the successful expansion of its international operations, and therefore, has committed significant resources to international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits and prototype expenses. Research and development expenses increased 93.6% to $4.4 million for the three months ended January 23, 1998 from $2.3 million for the three months ended January 24, 1997. These expenses represented 10.0% and 9.2% of net sales for the quarters ended January 23, 1998 and January 24, 1997, respectively. For the nine-month periods, research and development expenses increased 96.1% to $11.7 million in fiscal 1998 from $6.0 million in fiscal 1997 and represented 10.1% and 9.3% of net sales, respectively, for those periods. Expenses for the three and nine-month periods increased as a result of increased headcount, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars. For the three and nine months ended January 23, 1998 and January 24, 1997, no software development costs were capitalized as amounts that qualified for capitalization were immaterial.

     General and Administrative -- General and administrative expenses were $1.9 million for the three months ended January 23, 1998, compared to $1.0 million for the three months ended January 24, 1997. These expenses represented 4.2% of net sales for both periods. For the nine-month periods, general and administrative expenses increased 46.9% to $4.7 million in fiscal 1998 from $3.2 million in fiscal 1997 and represented 4.1% and 5.0% of net sales, respectively, for those periods. Increases in absolute dollars related primarily to increased headcount, growth in professional services fees and an increase to the allowance for bad debt. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

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

     Other Income, net -- Other income, net, was $0.2 million for both the three months ended January 23, 1998 and January 24, 1997. For the nine months ended January 23, 1998, other income, net was $0.6 million, compared to $0.8 million in the corresponding period of the prior year. For the nine months ended January 23, 1998, other income, net, decreased over the corresponding period of the prior year due primarily to foreign currency exchange losses recorded in the current fiscal year.

     Provision for Income Taxes -- The Company's effective tax rate during the three and nine months ended January 23, 1998 was 37.5% compared with 35.0% for the corresponding periods of the prior year. The higher tax rate in fiscal 1998 relates to increased earnings, which reduce the impact of research and development and other tax credits on the effective tax rate. Additionally, fiscal 1997 included a benefit for the reversal of a valuation allowance previously provided against deferred tax assets which will not occur in fiscal 1998.

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

     The Company conducts business internationally. Accordingly, the Company's future operating results could be materially adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns, among other factors. Although operating results have not been materially adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry and the Company's international sales growth and goal to continue international expansion, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality.

     Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Product sales are also difficult to forecast because the network file server market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. A significant portion of the Company's revenues in any quarter may be derived from sales to a limited number of customers. Any significant deferral of these sales could have a material adverse effect on the Company's results of operations in any particular quarter; and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected. Although the Company has experienced significant revenue growth in recent periods, such growth may not be indicative of future operating results. Period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended January 23, 1998, the Company's cash, cash equivalents and short-term investments increased by $16.1 million to $44.6 million. The Company's working capital increased during the nine months ended January 23, 1998 by $18.4 million to $60.3 million. For the nine months ended January 23, 1998, the Company generated cash from operating activities totaling $16.2 million, principally related to net income, non-cash expenses and increases in current liabilities, partially offset by increases in accounts receivable. Net cash provided by operating activities during the nine months ended January 24, 1997 principally related to net income, non-cash expenses and increases in current liabilities, partially offset by increases in accounts receivable, inventories and prepaid expenses.

     The Company used $4.9 million and $3.2 million to purchase property and equipment during the nine-month periods ended January 23, 1998 and January 24, 1997, respectively. Net maturities of short-term investments provided $1.7 million for the nine months ended January 23, 1998. The Company used $3.9 million during the nine months ended January 24, 1997 for net investment purchases. Financing activities provided $4.8 million and $1.5 million for the nine months ended January 23, 1998 and January 24, 1997, respectively, due primarily to proceeds from the sale of common stock in such periods.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)EXHIBITS
        3.1 Restated Articles of Incorporation
       27.1 Financial Data Schedule

     (b)REPORTS ON FORM 8-K
         On November 26, 1997, the Company filed a current report on Form 8-K, announcing the Board of Directors approval of a two-for-one stock split.

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

Date: March 5, 1998

                                EXHIBIT INDEX
                                -------------




Exhibit No.            Description
-----------            -----------

 3.1                   Restated Articles of Incorporation

27.1                   Financial Data Schedule