Form 10-K
period 1998-04-24
NETWORK APPLIANCE INC
filed 1998-07-22
CIK 1002047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 24, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-27130

                            NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                       77-0307520
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

                           2770 SAN TOMAS EXPRESSWAY
                         SANTA CLARA, CALIFORNIA 95051
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                 (408) 367-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

              TITLE OF EACH CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
              -------------------                      ------------------------------------
                      none                                             none

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock (no par value)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant, as of May 31, 1998, was $984,774,626 (based on the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On May 31, 1998, 33,802,814 shares of the Registrant's common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 8, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward looking statements that are accompanied by cautionary statements that identify important factors that could cause actual results to differ materially from those in the forward looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Network Appliance, Inc. (the "Company" or "Network Appliance") designs, manufactures, markets and supports high performance network data storage devices which provide fast, simple, reliable and cost effective file service for data-intensive network environments. The Company pioneered the concept of the "network appliance," an extension of the industry trend towards dedicated, specialized devices which perform a single function in the network, similar to the adoption of the router for network communications management. The Company's products consist of network data storage appliances or "filers" and proxy caching solutions developed to address the specific market requirements of data-intensive network environments as well as the World Wide Web. The Company's filers utilize an efficient software kernel optimized to exclusively perform the file service task. Unlike previous file server approaches, these products are not burdened by a general purpose operating system or file system overhead. By using a proprietary software architecture, Network Appliance is able to use industry standard hardware components rather than specialized hardware. The Company's filer products combine specialized proprietary software and state-of-the-art industry standard hardware to provide a unique solution for the NFS, Common Internet File System ("CIFS"), and HTTP server markets.

PRODUCTS

     Filers -- The Company offers data access appliances or filers which cover a broad range of needs. Current products include the NetApp(R) F210, an entry-level appliance targeted for small workgroups and branch offices, the NetApp F230 workgroup filer, the NetApp F520, designed to address the needs of large departments, and the enterprise-class NetApp F630. All filers are based on a PCI-bus architecture and come packaged in rack mountable enclosures. The NetApp F210 and F230 filers are based on Pentium(R) processors and utilize SCSI-based storage. The NetApp F520 and NetApp F630 are based on Digital's Alpha(R) processor and support either SCSI or fibre channel arbitrated loop ("Fibre Channel") conventions as storage options.

     All of the Company's filers include the Data ONTAP(TM) operating system and one base or standard protocol (either NFS, CIFS or HTTP). Native multiprotocol functionality can be easily added through licensing non-base protocols at an additional cost.

     NetApp filer list prices range from approximately $15,000 to $600,000, depending primarily on the model purchased and the product configuration.

     Data ONTAP Operating System -- Combining advanced multiprotocol file system technology and a powerful microkernel-based design, the Network Appliance filer software solution, Data ONTAP, delivers simultaneous file service to UNIX, Windows and Web clients. Data ONTAP, version 5.0, supports multiple volume server partitioning, a popular strategy for modularizing, consolidating and administering data according to applications, data types and organizational needs.

     Proxy Caching Solutions -- NetCache(TM), the Web proxy caching software made available through the Internet Middleware Corporation ("IMC") acquisition, allows network administrators to replicate or cache Web content. This reduces bandwidth costs by avoiding duplicate requests generated over the WAN, and significantly speeds up access for users. NetCache also provides greater control and selection of information permitted over the network. The software is currently available for Windows NT, SPARC Solaris and Digital UNIX.

     In fiscal 1998, the Company introduced a family of network cache appliances. NetCache appliances and software allow carriers, ISPs and corporations to reduce network traffic, significantly improve user response time and enhance security. The NetApp C230 is a dedicated caching appliance designed for small points of presence ("POPs") and remote offices where there are no system administrators present. The NetApp C630, supporting access times up to T3, is a high-performance appliance, suitable for large corporate installations and ISP data centers.

SALES AND MARKETING

     Network Appliance has established multiple distribution channels to accelerate market penetration of its products. The Company initially marketed its products primarily through indirect sales channels both domestically and internationally. In fiscal 1995, the Company shifted its emphasis domestically to direct sales and significantly expanded its direct sales force. The Company continues to rely primarily on indirect sales in Asia and in some portions of Europe. Network Appliance has approximately 25 sales offices located within North America and 6 sales offices within Europe and Asia. No customers accounted for 10% or more of the Company's net sales in fiscal 1998, 1997 or 1996.

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

CUSTOMER SERVICE AND SUPPORT

     Network Appliance's customer service and support organization provides customers with technical support, education and training. Network Appliance believes that providing a high level of customer service and technical support is critical to customer satisfaction and the Company's success. Warranty coverage includes 24 hour telephone support plus advanced replacement of defective hardware shipped on a next business day basis. For an additional charge, the Company also offers upgraded service during the warranty period, providing for faster on-site hardware repair. The standard hardware warranty for most parts includes one year of part replacement for failed components. Software support, including the repair of errors or defects, and new release updates are provided at no extra charge for 90 days after product shipment. Support for software is available beyond the initial period through the software subscription program.

     Post-warranty service programs include: cooperative maintenance wherein the customer purchases replacements or extra parts and performs self-maintenance tasks, a full-service program involving a combination of telephone-based support and on-site advanced replacement, and a software subscription program that includes telephone support and software upgrades. The Company charges for service programs on an annual subscription basis, with discounts to sites with multiple filers. On-site support is primarily provided by independent parties both in North America and internationally.

MANUFACTURING

     Network Appliance's manufacturing operations, located in Santa Clara, California, consist of procurement of materials, commodity management, component engineering, manufacturing engineering, product assembly, product assurance, quality control and final test. Network Appliance relies on many suppliers for the procurement of materials, as well as several key subcontractors for the production of certain board level assemblies. The Company's manufacturing strategy has been to develop close relationships with its suppliers, exchanging critical information and implementing joint quality training programs. This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by providing the capacity for rapid expansion. During May 1997, Network Appliance was awarded the ISO 9001 certification.

     The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products. The Company procures disk drives from multiple sources. However, the Company purchases most of its disk drives through a single supplier. The Company purchases computer boards and microprocessors from a limited number of suppliers. The Company's reliance on its suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. This risk is particularly significant with respect to the Company's supplier of disk drives because in order to meet product performance requirements, the Company must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply and demand issues for disk drives, microprocessors and for semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. Although to date the Company has been able to purchase its requirements of such components, there is no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results, financial condition or cash flows. Such delays could also damage relationships with current and prospective customers.

     Certain of the Company's resellers and end-users have historically purchased minimally configured systems from the Company and have sourced additional disk drives and memory components from other vendors. Since these components do not undergo the Company's rigorous sourcing and testing procedures, they may experience more failures and incompatabilities when deployed in the Company's products. Any such higher failure rate or incompatabilities could negatively impact the Company's reputation and, as a result, could materially adversely affect its business, operating results, financial condition or cash flows.

RESEARCH AND DEVELOPMENT

     Since its inception, Network Appliance has made substantial investments in research and development. Network Appliance believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company intends to expand its existing product offerings and to introduce new products.

     As part of the Company's ongoing development process, the Company introduced a significant software release during fiscal 1998 -- Data ONTAP release 5.0. The Company also initiated production shipments of its NetApp C230 and NetApp C630 NetCache appliances. In November 1997, the Company released version 2.0 of its NetApp Windows Networking Software, featuring SecureShare(TM). SecureShare enables true file system sharing for clients based on different operating systems. Windows and UNIX clients are now able to access the same files, at the same time.

     The Company's future growth depends upon the success of these and other new products, however there can be no assurance that these or other new products will attain market acceptance. Due to the complexity of network file servers and the difficulty in gauging the engineering effort required to produce new products, new products are subject to significant technical risks. There can be no assurance that new products will be introduced on a timely basis or at all. In the past, the Company has experienced delays in the shipments of its new products principally due to an inability to qualify component parts from disk drive and other suppliers, resulting in delay or loss of product sales. If new products are delayed or do not achieve market acceptance, the Company's business, operating results, financial condition or cash flows will be materially adversely affected.

     The network file server market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new products (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, financial condition or cash flows will be materially adversely affected.

     Network file server products like those offered by the Company may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results, financial condition or cash flows.

     The Company's total expenses for research and development for fiscal years 1998, 1997 and 1996 were $16.6 million, $9.0 million and $4.8 million, respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods.

COMPETITION

     The network file server market is intensely competitive and characterized by rapidly changing technology. The Company experiences substantial competition from specialized network file server companies, such as Auspex Systems, Inc. The Company also competes against traditional suppliers of UNIX-based systems that are used as network file servers including Sun Microsystems, Digital Equipment Corporation, Hewlett-Packard Company, EMC (indirectly through OEM relationships with system vendors), Silicon Graphics, Inc. and IBM Corporation, among others. In addition, certain of these large traditional suppliers of general purpose computers may in the future offer specialized file server products which are more directly competitive with those of the Company. The Company also encounters competition from manufacturers of PC-based file servers utilizing Windows NT and emerging standards. The Company's NetCache software and NetCache appliances compete against a number of software and hardware solutions, ranging from small start-ups to larger systems vendors.

     While the Company believes that the price-performance characteristics of its products are currently competitive, increased competition is likely to result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect the Company's business, operating results, financial condition or cash flows. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, the Company derives a significant portion of its sales from the resale of disk drives as components of its filers and therefore experiences competition from disk drive resellers. The market for the resale of disk drives is highly competitive and subject to intense price pressures. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results, financial condition or cash flows.

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

PROPRIETARY RIGHTS

     Network Appliance's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Network Appliance name and logo, FAServer and NetApp trademarks. The Company will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with its resellers and customers. The Company currently has multiple U.S. and international patent applications pending. There can be no assurance that the pending applications will be approved, or that if issued, such patents will not be challenged, and if such challenges are brought, that such patents will not be invalidated. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

     There have also been substantial amounts of litigation in the computer industry regarding intellectual property rights. In the first quarter of fiscal 1997, the Company settled litigation related to the alleged infringement of third party rights and other claims, which resulted in the Company recording a pre-tax expense of $4.3 million ($3.5 million in payments to the plaintiffs and $0.8 million in legal fees). In addition, the Company may from time to time receive claims that it is infringing third parties' intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that companies in the file server market will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, operating results, financial condition or cash flows. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

EMPLOYEES

     As of May 31, 1998, Network Appliance had a total of approximately 450 employees. Of the total, 247 were in sales and marketing, 116 in research and development, 45 in finance and administration and 42 in operations. The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, none of whom is bound by an employment agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

                               EXECUTIVE OFFICERS

     The executive officers of the Company, and their ages as of May 31, 1998, are as follows:

            NAME               AGE                           POSITION
            ----               ---                           --------
Daniel J. Warmenhoven........  47    President, Chief Executive Officer and Director
M. Helen Bradley.............  44    Vice President, Engineering
Jeffry R. Allen..............  46    Vice President, Finance and Operations, Chief Financial
                                     Officer, and Secretary
Thomas F. Mendoza............  47    Senior Vice President, Worldwide Sales
Charles E. Simmons...........  49    Vice President, Marketing

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

     Thomas F. Mendoza joined the Company in May 1994 as Vice President, North American Sales. During fiscal 1998, Mr. Mendoza was promoted to Senior Vice President, Worldwide Sales. From November 1993 to April 1994, Mr. Mendoza served in various capacities including Vice President, Sales at Work Group Technology, a product data management company. Prior to that, Mr. Mendoza served in various capacities including Vice President of North American Sales at Auspex, a UNIX-based network file server company, from November 1990 to October 1993. Mr. Mendoza was previously Vice President of Western Operations at Stratus Computer, a vendor of fault tolerant computers, from May 1982 to October 1990. Mr. Mendoza holds a B.A. degree from the University of Notre Dame.

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

OTHER FACTORS AFFECTING THE COMPANY

     History of Operating Losses; Potential Fluctuations in Quarterly
Results -- The Company was organized in April 1992 and first shipped products in June 1993. While the Company generated net income in fiscal

1998, 1997 and 1996, it incurred significant losses in fiscal 1995 and in each of its prior fiscal years. There can be no assurance that the Company will remain profitable on a quarterly or annual basis.

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including: the level of competition; the size, timing and cancellation of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network file server market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; general economic trends and other factors.

     Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Product sales are also difficult to forecast because the network file server market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. A significant portion of the Company's revenues in any quarter may be derived from sales to a limited number of customers. Any significant deferral of these sales could have a material adverse effect on the Company's results of operations in any particular quarter; and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Because Company expense levels are based, in part, on its expectations as to future sales and because a significant percentage of the Company's expenses are fixed, if sales levels are below expectations, net income may be disproportionately affected. Although the Company has experienced significant revenue growth in recent periods, such growth may not be indicative of future operating results. Period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     Dependence on Growth in the Network File Server Market -- All of the Company's filer products address the network file server market. The Company's future financial performance will depend in large part on continued growth in the network file server market and on emerging standards in this market. There can be no assurance that the market for network file servers will continue to grow or that emerging standards in the network file server market will not adversely affect the growth of the NFS and Windows NT servers. If the network file server market fails to grow, grows more slowly than anticipated, or if network file servers, based on emerging standards other than those adopted by the Company, become increasingly accepted by the market, the Company's business, operating results, financial condition or cash flows could be materially adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results, financial condition or cash flows.

     International Operations -- The Company conducts business internationally. Accordingly, the Company's future operating results could be materially adversely affected by a variety of uncontrollable and changing factors including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

     Additional risks, among others, inherent in the Company's international business activities generally include longer accounts receivable payment cycles, difficulties in managing international operations and potentially adverse tax consequences. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results, financial condition or cash flows.

     Although operating results have not been materially adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly in Europe, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality.

     The Company believes that its continued growth and profitability will require successful expansion of its international operations and sales and therefore the Company has committed significant resources to such expansion. In order to successfully expand international sales in fiscal 1999 and subsequent periods, the Company must strengthen foreign operations, hire additional personnel and recruit additional international distributors and resellers. This will require significant management attention and financial resources and could materially adversely affect the Company's business, operating results, financial condition or cash flows. To the extent that the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results, financial condition or cash flows could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company currently sells a significant portion of its products internationally through resellers. There can be no assurance that any of the Company's international resellers or customers will continue to distribute or purchase the Company's products.

     Product Concentration; Changing Product Mix -- The Company derives a substantial portion of its revenues from the sale of its network filer product line. As a result, a reduction in the demand for filer products due to increased competition, a general decline in the market for network file servers or other factors would have a material adverse effect on the Company's business, operating results, financial condition or cash flows. In fiscal 1998, the Company introduced four new filers: the NetApp F210, NetApp F230, NetApp F520 and NetApp F630. Additional product introductions in future periods are expected to impact the sales of existing products. If the Company is unable to introduce new products in a timely manner, effectively manage the introduction of new products and any related inventory transitions or if such products do not achieve market acceptance, the Company's business, operating results, financial condition or cash flows could be materially adversely affected.

     Concentration of Sales -- Historically, a significant portion of the Company's sales have been made to a limited number of end user customers and resellers. In fiscal 1998, 1997 and 1996, no customers accounted for 10% or more of net sales. The Company generally has not entered into long term volume purchase contracts with its end user customers or resellers, and such end user customers or resellers may have certain rights to extend or delay the shipment of their orders. The loss of a major end user customer or reseller, the reduction, delay or cancellation of orders or a delay in shipment of the Company's products to such end user customer or reseller could materially adversely affect the Company's business, operating results and financial condition. In addition, should one or more of these resellers choose to promote products competitive with the Company's products, the Company's business, operating results, financial condition or cash flows could be materially adversely affected.

     Dependence Upon Key Personnel -- The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of additional qualified employees. Competition for highly-skilled personnel is intense in the high technology industry. There can be no assurance that the Company will be successful in recruiting new personnel or in retaining existing personnel. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

     Management of Expanding Operations -- The Company has a history of rapid growth. The Company's future operating results will depend to a large extent on management's ability to successfully manage expansion and growth, including but not limited to hiring and retaining significant numbers of qualified technical, sales and other employees, expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems and managing its assets. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

     Year 2000 Issues -- The "Year 2000 Issue" refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. The Company is currently assessing the impact the Year 2000 Issue will have on its internal information systems. The Company believes that the majority of its current products are Year 2000 compliant and that new products are being designed to be Year 2000 compliant. The Company is currently performing extended testing. The Company does not anticipate that addressing the Year 2000 Issue for its internal information systems and current and future products will have a material adverse impact on its operations, financial results or cash flows. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems could occur. The Year 2000 Issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's business, operating results, financial condition or cash flows.

     The Company has key relationships with suppliers. If these suppliers fail to adequately address the Year 2000 Issue for the products they provide the Company, this could have a material adverse impact on the Company's business, operating results, financial condition or cash flows. The Company is still assessing the effect the Year 2000 Issue will have on its suppliers and, at this time, cannot determine the impact it will have.

ITEM 2. PROPERTIES

     Network Appliance's principal administrative, sales, marketing, manufacturing and research and development facility is located in approximately 120,000 square feet of space in Santa Clara, California. This facility is leased under various operating leases which expire through fiscal 2003. The Company leases other sales offices throughout the U.S. and in Europe. The Company believes that the existing facilities are adequate for its current needs and that additional space will be available as needed. See additional discussion regarding properties in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "NTAP." As of May 31, 1998, there were 284 holders of record of the common stock and 6,667 beneficial owners. The following table sets forth for the periods indicated the high and low closing sale prices for the common stock as reported on the Nasdaq National Market, adjusted to reflect the effect of the December 17, 1997 two-for-one stock split.

                                                            FISCAL 1998         FISCAL 1997
                                                          ----------------    ----------------
                                                           HIGH      LOW       HIGH      LOW
                                                          ------    ------    ------    ------
First Quarter...........................................  $20.50    $14.00    $19.38    $12.13
Second Quarter..........................................   28.31     19.88     17.59     10.88
Third Quarter...........................................   35.50     24.13     28.00     15.75
Fourth Quarter..........................................   36.25     27.31     27.50     13.13

     The Company believes that a number of factors, including, but not limited to, quarterly variations in results of operations may cause the market price of its common stock to fluctuate significantly. See "Item 1. Business -- Other Factors Affecting the Company."

     The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying any cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FIVE FISCAL YEARS ENDED APRIL 30, 1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1998      1997      1996      1995      1994
                                                  --------   -------   -------   -------   -------
Net Sales.......................................  $166,163   $93,333   $46,632   $14,796   $ 2,244
Income (Loss) From Operations(1)................    32,658     3,083     6,000    (4,913)   (1,955)
Net Income (Loss)(2)............................    20,965       250     6,600    (4,764)   (1,874)
Net Income (Loss) Per Share, basic(2)...........      0.65      0.01      0.37     (0.56)    (0.23)
Net Income (Loss) Per Share, diluted(2).........      0.58      0.01      0.21     (0.56)    (0.23)
Total Assets....................................   115,736    68,941    45,449    10,628     4,055
Long-Term Obligations...........................       180       232       318    11,607     4,855
Total Shareholder's Equity (Deficit)............    86,265    54,029    39,029    (5,923)   (1,324)

---------------
(1) Fiscal 1997 includes the purchased in-process technology and compensation charge related to the IMC acquisition of $10,519 and the Whipsaw litigation of $4,300. See Notes 4 and 9 of Notes to Consolidated Financial Statements.

(2) Fiscal 1997 includes the purchased in-process technology and compensation charge related to the IMC acquisition of $9,215 (net of taxes) and the Whipsaw litigation of $2,795 (net of taxes). See Notes 4 and 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section of this Annual Report on Form 10-K titled "Item 1. Business," beginning on page 2, discusses risk factors in numerous places, including the section titled "Other Factors Affecting the Company" and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). MD&A should also be read in conjunction with the audited, consolidated financial statements and the notes thereto included in the section titled "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                               YEARS ENDED APRIL 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net Sales...................................................  100.0%   100.0%   100.0%
Cost of Sales...............................................   40.7     40.8     44.1
                                                              -----    -----    -----
     Gross margin...........................................   59.3     59.2     55.9
                                                              -----    -----    -----
Operating Expenses:
  Sales and marketing.......................................   25.7     26.0     27.3
  Research and development..................................   10.0      9.6     10.2
  General and administrative................................    3.9      4.4      5.5
  Purchased in-process technology and related compensation
     charge.................................................     --     11.3       --
  Litigation settlement.....................................     --      4.6       --
                                                              -----    -----    -----
     Total operating expenses...............................   39.6     55.9     43.0
                                                              -----    -----    -----
Income from Operations......................................   19.7      3.3     12.9
Other Income, net...........................................    0.5      1.0      1.3
                                                              -----    -----    -----
Income before Income Taxes..................................   20.2      4.3     14.2
Provision for Income Taxes..................................    7.6      4.0       --
                                                              -----    -----    -----
     Net income.............................................   12.6%     0.3%    14.2%
                                                              =====    =====    =====

FISCAL 1998 COMPARED TO FISCAL 1997

     Net Sales -- Net sales increased to $166.2 million in fiscal 1998 from $93.3 million in fiscal 1997, an increase of 78.0%. The increase in net sales was principally attributable to a higher volume of filers shipped. The increase in unit shipments resulted primarily from the Company's expansion of its direct sales force and the introduction of new products during June and July 1997, particularly the enterprise-class NetApp F630, the NetApp F520 and the NetApp F230. Net sales for fiscal 1998 were also positively impacted by a shift in product mix toward higher-end systems, primarily due to the introduction of new products, leading to higher average selling prices for filers than in the previous fiscal year. Net sales also grew as a result of increased multiprotocol system shipments, the licensing of multiprotocol software to pre-existing customers and increased service and software subscription revenues due to a growing installed base.

     International net sales (including U.S. exports) were $37.8 million and $16.1 million, for fiscal 1998 and 1997, respectively. The increase in international net sales was primarily a result of European sales growth due to increased headcount in the direct sales force over the prior fiscal year and to the introduction of the new products in June and July 1997.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Gross Margin -- Gross margin remained relatively flat increasing slightly to 59.3% of net sales for fiscal 1998 compared to 59.2% of net sales for fiscal 1997. This increase in gross margin was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies and by the sale of the Company's new product with cost-reduced designs first introduced in June and July 1997. Gross margin was also favorably impacted by the licensing of multiprotocol software and by growth in software subscription and service revenues due to a growing installed base. Factors contributing to gross margin growth were partially offset by the sale of 4 gigabyte drives at reduced prices in fiscal 1998.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition, product configuration, direct versus indirect sales, the mix and average selling prices of products, new product introductions and enhancements and the cost of components and manufacturing labor. In particular, the Company's gross margin varies based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems typically generate lower overall gross margin percentages due to greater disk drive and memory content.

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 76.3% to $42.8 million in fiscal 1998, compared to $24.3 million in fiscal 1997. These expenses were 25.7% and 26.0% of net revenues for fiscal 1998 and 1997, respectively. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. During the quarter ended January 23, 1998, the Company launched an advertising campaign which contributed to absolute dollar growth in sales and marketing expenses for fiscal 1998. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. The Company believes that its continued growth and profitability is dependent in part on the successful expansion of its international operations, and therefore, has committed significant resources to international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits and prototype expenses. Research and development expenses increased 85.6% to $16.6 million in fiscal 1998, compared to $9.0 million in the prior fiscal year. These expenses represented 10.0% and 9.6% of net sales in fiscal 1998 and 1997, respectively, and increased as a result of headcount growth, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars.

     General and Administrative -- General and administrative expenses were $6.5 million in fiscal 1998, compared to $4.1 million in fiscal 1997, an increase of 57.9%. These expenses represented 3.9% and 4.4% of net sales for such periods and increased in absolute dollars primarily as a result of headcount growth, increased professional services fees and an increase to the allowance for bad debt. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

     Litigation Settlement -- See discussion in MD&A section titled "Fiscal 1997 Compared to Fiscal 1996."

     Purchased In-Process Technology and Related Compensation Charge -- See discussion in MD&A section titled "Fiscal 1997 Compared to Fiscal 1996."

     Other Income, Net -- Other income, net, was $0.9 million and $1.0 million in fiscal 1998 and 1997, respectively. Other income, net, decreased over the corresponding period of the prior year due primarily to foreign currency exchange losses recorded in fiscal 1998.

     Provision for Income Taxes -- The Company's effective tax rate for fiscal 1998 was 37.5% compared to 93.8% for fiscal 1997. The fiscal 1997 tax rate was primarily affected by the one-time charge to operations of $7.4 million for the write-off of purchased in-process research and development related to the IMC acquisition which was not deductible for income tax purposes. Excluding the net effect of the IMC acquisition, the fiscal 1997 effective tax rate would have been 35%. The higher effective tax rate in fiscal 1998, compared to the fiscal 1997 effective tax rate, exclusive of the IMC acquisition, relates to increased earnings, which reduce the impact of research and development and other tax credits on the effective tax rate. Additionally, fiscal 1997 included a benefit for the reversal of a valuation allowance previously provided against deferred tax assets which did not occur in fiscal 1998. As of April 30, 1998 and 1997, a valuation allowance was deemed unnecessary as Company management determined that it is more likely than not that the net deferred tax asset is realizable.

FISCAL 1997 COMPARED TO FISCAL 1996

     Net Sales -- Net sales increased by 100% to $93.3 million in fiscal 1997 from $46.6 million in fiscal 1996. This increase was attributable to an increased shipping volume of filers and related peripheral devices and higher average selling prices of filers. The increase in filer shipments resulted primarily from the Company's expansion of its domestic and international direct sales force, growth of the Company's domestic and international indirect sales channel, increased market acceptance of the Company's products and the introduction of the NetApp F540. The higher average selling prices resulted primarily from the introduction of the enterprise-class NetApp F540 and the shipment of a greater number of units directly to end users, who generally purchase more highly configured systems at higher average selling prices than resellers. Net sales also increased as a result of the introduction of multiprotocol systems and the licensing of multiprotocol software to pre-existing customers.

     Gross Margin -- Gross margin increased to 59.2% in fiscal 1997 from 55.9% in fiscal 1996. This increase in gross margin was primarily attributable to the increase in product volume in fiscal 1997, lower costs of key components and increased manufacturing efficiencies. Gross margin also increased over the prior fiscal year as a result of licensing multiprotocol software and increases in software subscription revenue due to a larger installed base. These factors offset the effect of increased sales of highly configured systems during fiscal 1997, which generally generate lower gross margins per system due to higher disk drive content.

     Sales and Marketing -- Sales and marketing expenses increased 90.6% to $24.3 million in fiscal 1997 from $12.7 million in fiscal 1996. These expenses were 26.0% and 27.3% of net sales in fiscal 1997 and 1996, respectively. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, particularly the increase in the direct sales force, and increased commission expenses related to higher sales volumes.

     Research and Development -- Research and development expenses increased 88.3% to $9.0 million in fiscal 1997 from $4.8 million in fiscal 1996. These expenses represented 9.6% and 10.2% of net sales in fiscal 1997 and 1996, respectively, and increased in absolute dollars primarily as a result of increased headcount, prototyping expenses associated with the development of new products and the support of the current and future product development and enhancement efforts.

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

     Purchased In-Process Technology and Related Compensation Charge -- On March 17, 1997, the Company acquired all outstanding shares and options to purchase shares of IMC common stock by issuing 374,046 shares of the Company's common stock and options to purchase shares of the Company's common stock. In connection with the acquisition, intangible assets of $8.4 million were acquired, of which $7.4 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible assets of $1.0 million, consisting of existing technology and goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over their estimated useful lives of five years.

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

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of IMC from the date of acquisition forward have been included in the Company's consolidated financial statements. IMC results of operations included in the Company's consolidated financial statements for fiscal 1997 were not significant. See Note 4 of Notes to Consolidated Financial Statements for pro forma financial information.

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

     Provision for Income Taxes -- The fiscal 1997 income tax provision was $3.8 million (effective rate of 93.8%). The fiscal 1997 tax rate was primarily affected by the one-time charge to operations of $7.4 million for the write-off of purchased in-process research and development related to the IMC acquisition which was not deductible for income tax purposes. Excluding the net effect of the IMC acquisition, the effective tax rate would have been 35%. As of April 30, 1997, a valuation allowance was deemed unnecessary as Company management determined that it is more likely than not that the net deferred tax asset is realizable.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1998, compared to the April 30, 1997 balances, the Company's cash, cash equivalents and short-term investments increased by $19.7 million to $48.1 million. Working capital increased by $27.7 million to $69.6 million, impacted primarily by increases in accounts receivable, cash and cash equivalents and short-term investments, partially offset by increases in accounts payable, deferred revenue, accrued compensation and benefits and other accrued liabilities. The Company generated cash from operating activities totaling $22.7 million and $6.3 million in fiscal 1998 and fiscal 1997, respectively. Net cash provided by operating activities in fiscal 1998 principally related to net income of $21.0 million, depreciation and amortization which are non-cash expenses and increases in current liabilities, partially offset by increases in accounts receivable, prepaid expenses and other and deferred income taxes.

     The Company used $8.0 million and $7.1 million of cash during fiscal 1998 and 1997, respectively, to purchase property and equipment. In addition, the Company used $3.9 million in both fiscal 1998 and fiscal 1997 for net short-term investment purchases. Financing activities provided $6.9 million and $1.7 million during fiscal 1998 and 1997, respectively. The increase in cash provided by financing activities in fiscal 1998 compared to the prior fiscal year was due to an increased quantity of stock options exercised at a higher average exercise price.

     In June 1998, the Company executed an agreement to acquire 5.9 acres of land in Sunnyvale, California and the accompanying 127,000 square foot building. Under terms of the agreement, the Company paid $5.0 million of the $33.8 million purchase price as a nonrefundable deposit. The agreement allows the Company to assign its rights and obligations to a third-party entity should the Company decide to enter into an operating lease. It is the Company's intent to assign its rights and obligations to a third-party entity and enter into an operating lease, provided the Company can obtain satisfactory leasing terms.

     In June 1998, the Company signed a 25-year operating lease requiring annual lease payments of $3,084, commencing in October 1999, for a 6.2 acre plot in Sunnyvale, California. In connection with executing the operating lease agreement, the Company also signed an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, the Company paid a $4.5 million refundable deposit. The option allows the Company to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23.7 million and its rights and obligations under this agreement may be assigned to third parties. It is the Company's intent to assign its purchase option to a third-party entity and to enter into an operating lease with the third-party entity, provided the Company can obtain satisfactory leasing terms.

     In July 1998, the Company negotiated a $5.0 million unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility which expires in July 1999, the Company must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the Lender's "prime" lending rate, such rate determined at the discretion of the Company. As of July 17, 1998, there were no borrowings under the credit facility.

     Excluding the commitments related to the aforementioned properties which the Company intends to assign to a third party and then establish operating leases, the Company currently has no significant commitments other than commitments under operating leases. The Company believes that its existing liquidity and capital resources, including the $5.0 million line of credit, are sufficient to fund its operations for at least the next twelve months.

YEAR 2000 ISSUE

     The "Year 2000 Issue" refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. The Company is currently assessing the impact the Year 2000 Issue will have on its internal information systems. The Company believes that the majority of its current products are Year 2000 compliant and that new products are being designed to the Year 2000 compliant. The Company is currently performing extended testing. The Company does not anticipate that addressing the Year 2000 Issue for its internal information systems and current and future products will have a material adverse impact on its operations, financial results or cash flows. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems could occur. The Year 2000 Issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's business, operating results, financial condition and cash flows.

     The Company has key relationships with certain suppliers. If these suppliers fail to adequately address the Year 2000 Issue for the products they provide the Company, this could have a material adverse impact on the Company's business, operating results, financial condition or cash flows. The Company is still assessing the effect the Year 2000 Issue will have on its suppliers and, at this time, cannot determine the impact it will have.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued two new statements of financial accounting standards ("SFAS"). SFAS No. 130, "Reporting Comprehensive Income", requires that an enterprise report, by major components and as a single total, the change in its net assets from nonowner sources during the period. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet identified its SFAS No. 131 reporting segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company's fiscal year 1999.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." This statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP No. 97-2 is effective for transactions entered into during the Company's fiscal year 1999 and thereafter. The Company does not expect that the adoption of this statement will materially impact the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Network Appliance, Inc.:

     We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 8, 1998 (July 17, 1998 as to Note 11)

                            NETWORK APPLIANCE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   APRIL 30,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 37,315    $21,520
  Short-term investments....................................    10,800      6,916
  Accounts receivable, net of allowances of $811 in 1998 and
     $330 in 1997...........................................    34,313     13,911
  Inventories...............................................     8,707      9,920
  Prepaid expenses and other................................     2,524      1,253
  Deferred taxes............................................     5,280      3,100
                                                              --------    -------
          Total current assets..............................    98,939     56,620
                                                              --------    -------
PROPERTY AND EQUIPMENT, NET.................................    12,217      9,238
OTHER ASSETS................................................     4,580      3,083
                                                              --------    -------
                                                              $115,736    $68,941
                                                              ========    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations..................  $     17    $    21
  Accounts payable..........................................    10,024      4,394
  Income taxes payable......................................     1,782      1,023
  Accrued compensation and related benefits.................     8,485      4,666
  Other accrued liabilities.................................     4,201      2,280
  Deferred revenue..........................................     4,799      2,317
                                                              --------    -------
          Total current liabilities.........................    29,308     14,701
                                                              --------    -------
LONG-TERM OBLIGATIONS.......................................       163        211
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 11)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000 shares authorized;
     shares outstanding: none in 1998 and 1997..............        --         --
  Common stock, no par value; 110,000 shares authorized;
     shares outstanding: 33,648 in 1998 and 32,832 in
     1997...................................................    66,422     54,707
  Deferred stock compensation...............................      (498)       (54)
  Retained earnings (accumulated deficit)...................    20,341       (624)
                                                              --------    -------
          Total shareholders' equity........................    86,265     54,029
                                                              --------    -------
                                                              $115,736    $68,941
                                                              ========    =======

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED APRIL 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
NET SALES...................................................  $166,163    $93,333    $46,632
COST OF SALES...............................................    67,549     38,061     20,557
                                                              --------    -------    -------
          Gross margin......................................    98,614     55,272     26,075
                                                              --------    -------    -------
OPERATING EXPENSES:
  Sales and marketing.......................................    42,779     24,268     12,735
  Research and development..................................    16,649      8,968      4,762
  General and administrative................................     6,528      4,134      2,578
  Purchased in-process technology and related compensation
     charge.................................................        --     10,519         --
  Litigation settlement.....................................        --      4,300         --
                                                              --------    -------    -------
          Total operating expenses..........................    65,956     52,189     20,075
                                                              --------    -------    -------
INCOME FROM OPERATIONS......................................    32,658      3,083      6,000
OTHER INCOME (EXPENSE):
  Interest income...........................................     1,097      1,048        668
  Interest and other expense................................      (208)       (88)       (68)
                                                              --------    -------    -------
          Total other income................................       889        960        600
                                                              --------    -------    -------
INCOME BEFORE INCOME TAXES..................................    33,547      4,043      6,600
PROVISION FOR INCOME TAXES..................................    12,582      3,793         --
                                                              --------    -------    -------
NET INCOME..................................................  $ 20,965    $   250    $ 6,600
                                                              ========    =======    =======
NET INCOME PER SHARE:
  Basic.....................................................  $   0.65    $  0.01    $  0.37
                                                              ========    =======    =======
  Diluted...................................................  $   0.58    $  0.01    $  0.21
                                                              ========    =======    =======
SHARES USED IN PER SHARE CALCULATION:
  Basic.....................................................    32,457     30,489     17,997
                                                              ========    =======    =======
  Diluted...................................................    35,951     34,402     31,468
                                                              ========    =======    =======

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                    SERIES A
                                  CONVERTIBLE                                          RETAINED
                                PREFERRED STOCK      COMMON STOCK       DEFERRED       EARNINGS
                                ----------------   ----------------      STOCK       (ACCUMULATED
                                SHARES   AMOUNT    SHARES   AMOUNT    COMPENSATION     DEFICIT)      TOTAL
                                ------   -------   ------   -------   ------------   ------------   -------
BALANCES, APRIL 30, 1995......   2,374   $ 1,340   10,132   $   211         --         $(7,474)     $(5,923)
Exercise of stock options.....      --        --    2,875       274         --              --          274
Exercise of warrants..........      --        --      719       708         --              --          708
Issuance of common stock in
  connection with the
  Company's initial public
  offering....................      --        --    4,310    25,714         --              --       25,714
Repurchase of common stock....      --        --     (429)      (68)        --              --          (68)
Conversion of Series A
  preferred stock into common
  stock.......................  (2,374)   (1,340)   2,374     1,340         --              --           --
Conversion of Series B and C
  preferred stock into common
  stock.......................      --        --   12,299    11,354         --              --       11,354
Deferred stock compensation...      --        --       --       515       (515)             --           --
Amortization of deferred stock
  compensation................      --        --       --        --        132              --          132
Income tax benefit from
  employee stock
  transactions................      --        --       --       238         --              --          238
Net income....................      --        --       --        --         --           6,600        6,600
                                ------   -------   ------   -------      -----         -------      -------
BALANCES, APRIL 30, 1996......      --        --   32,280    40,286       (383)           (874)      39,029
Issuance of common stock......      --        --      583     1,730         --              --        1,730
Repurchase of common stock....      --        --     (376)      (52)        --              --          (52)
Amortization of deferred stock
  compensation................      --        --       --        --         85              --           85
Reversal of deferred stock
  compensation due to employee
  termination.................      --        --       --      (244)       244              --           --
Income tax benefit from
  employee stock
  transactions................      --        --       --     2,487         --              --        2,487
Common stock issued for IMC
  acquisition.................      --        --      345     7,350         --              --        7,350
Compensation charge for IMC
  acquisition.................      --        --       --     3,150         --              --        3,150
Net income....................      --        --       --        --         --             250          250
                                ------   -------   ------   -------      -----         -------      -------
BALANCES, APRIL 30, 1997......      --        --   32,832    54,707        (54)           (624)      54,029
Issuance of common stock......      --        --      827     6,937         --              --        6,937
Repurchase of common stock....      --        --      (11)       (1)        --              --           (1)
Deferred stock compensation...      --        --       --       714       (714)             --           --
Amortization of deferred stock
  compensation................      --        --       --        --        270              --          270
Income tax benefit from
  employee stock
  transactions................      --        --       --     4,065         --              --        4,065
Net income....................      --        --       --        --         --          20,965       20,965
                                ------   -------   ------   -------      -----         -------      -------
BALANCES, APRIL 30, 1998......      --        --   33,648   $66,422      $(498)        $20,341      $86,265
                                ======   =======   ======   =======      =====         =======      =======

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED APRIL 30,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 20,965    $    250    $ 6,600
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization.............................     5,548       2,866      1,386
  Purchased in-process technology and related compensation
     charge.................................................        --      10,519         --
  Provision for doubtful accounts...........................       481          --        110
  Deferred income taxes.....................................    (1,749)     (2,794)    (2,100)
  Deferred rent.............................................       (36)        (69)        87
  Changes in assets and liabilities:
     Accounts receivable....................................   (20,883)     (8,573)    (2,270)
     Inventories............................................     1,213      (5,095)    (1,181)
     Prepaid expenses and other.............................    (1,484)     (1,031)      (525)
     Accounts payable.......................................     5,626       2,295     (1,415)
     Accrued compensation and related benefits..............     3,819       2,636      1,065
     Income taxes payable...................................     4,823       3,010        500
     Other accrued liabilities..............................     1,921         338        876
     Deferred revenue.......................................     2,482       1,917        370
                                                              --------    --------    -------
          Net cash provided by operating activities.........    22,726       6,269      3,503
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (7,971)     (7,124)    (4,281)
  Redemptions of short-term investments.....................    11,166      13,836         --
  Purchases of short-term investments.......................   (15,050)    (17,770)    (2,982)
  Other assets..............................................    (2,000)         --         --
  Cash acquired from IMC purchase...........................        --          11         --
                                                              --------    --------    -------
          Net cash used in investing activities.............   (13,855)    (11,047)    (7,263)
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................        --          --      1,250
  Repayments of long-term obligations.......................       (12)        (17)    (1,272)
  Payments for repurchase of common stock...................        (1)        (52)       (68)
  Proceeds from sale of common stock, net...................     6,937       1,730     26,696
                                                              --------    --------    -------
          Net cash provided by financing activities.........     6,924       1,661     26,606
                                                              --------    --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    15,795      (3,117)    22,846
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................    21,520      24,637      1,791
                                                              --------    --------    -------
  End of year...............................................  $ 37,315    $ 21,520    $24,637
                                                              ========    ========    =======

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

 1. THE COMPANY

     Network Appliance, Inc., incorporated in the state of California in April 1992, and its subsidiaries (the "Company") operate in a single industry segment and are involved in the design, manufacturing, marketing and support of high performance network data storage devices which provide fast, simple, reliable and cost-effective file service for data-intensive network environments.

 2. SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year -- Although the Company operates on a 52-week or 53-week year ending on the last Friday in April, for presentation purposes the Company has indicated in the accompanying consolidated financial statements that its fiscal year end is April 30. Fiscal 1998, 1997 and 1996 were 52-week years. Fiscal 1999 will be a 53-week fiscal year.

     Basis of Presentation -- The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current-year presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders' equity or net income.

     Cash and Cash Equivalents -- The Company considers all highly liquid debt investments with original maturities of three months or less to be cash equivalents.

     Short-term Investments -- The Company's short-term investments consist of securities with original maturities ranging between three and six months. All of the Company's investments are classified as available-for-sale, and are stated at amortized cost, which approximates fair market value. Short-term investments consist of $10,800 and $6,916 of municipal securities as of April 30, 1998, and April 30, 1997, respectively. No short-term investments were sold during any of the periods presented.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                                                APRIL 30,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Purchased components.......................................  $4,494    $6,775
Work in process............................................   1,889     1,524
Finished goods.............................................   2,324     1,621
                                                             ------    ------
                                                             $8,707    $9,920
                                                             ======    ======

     Property and Equipment -- Property and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives which range from two to five years. Leasehold improvements are amortized over their estimated useful lives or the life of the lease, whichever is shorter. Property and equipment consists of the following:

                                                               APRIL 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Computers, related equipment and purchased software......  $16,979    $11,011
Furniture and fixtures...................................    1,962      1,221
Leasehold improvements...................................    2,782      1,520
                                                           -------    -------
                                                            21,723     13,752
Accumulated depreciation and amortization................   (9,506)    (4,514)
                                                           -------    -------
                                                           $12,217    $ 9,238
                                                           =======    =======

     Revenue Recognition -- The Company recognizes revenue and records estimated product return and warranty reserves upon shipment if no material obligations remain outstanding and the collectibility of receivables is deemed to be probable. Service and software subscription revenues are recognized over the terms of the related contractual periods. Combined service and software subscription revenues were less than 10% of net sales for all of the periods presented.

     Advertising Costs -- Advertising costs are charged to operations when incurred. Advertising expenses for fiscal 1998, 1997 and 1996 were aproximately $1,000, $100 and $25, respectively.

     Software Development Costs -- The Company capitalizes eligible computer software development costs, which include software enhancement costs, upon the establishment of technological feasibility, which occurs upon the completion of a working model. Software development costs capitalized have not been significant.

     Foreign Currency Translation -- The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities are translated at historical rates and net sales and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of income, have not been significant.

     Certain Significant Risks and Uncertainties -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, inventory reserves, various accruals and warranty reserves. Actual results could differ from those estimates.

     The Company is subject to certain risks, including without limitation risks relating to history of operating losses, fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, recent management additions, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions and dilution and the Year 2000 Issue.

     Concentration of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments consist primarily of municipal securities, cash accounts held at various banks and a money market fund held at a single financial institution. The Company sells its products primarily to large organizations in different industries and geographies. Credit risk is further mitigated by the Company's credit evaluation process and limited payment terms. The Company does not require collateral or other security to support accounts receivable. The Company maintains an allowance for potential credit losses.

     Net Income Per Share -- The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), effective in the third quarter of fiscal 1998. SFAS 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options and warrants and convertible preferred stock. All prior-period net income (loss) per-share amounts have been restated to comply with SFAS 128 as well as the two-for-one stock split (See Note 5).

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                            YEARS ENDED APRIL 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
NET INCOME (NUMERATOR):
  Net Income, basic and diluted.......................  $20,965    $   250    $ 6,600
                                                        =======    =======    =======
SHARES (DENOMINATOR):
  Weighted average common shares outstanding..........   33,200     32,329     20,948
  Weighted average common shares outstanding subject
     to repurchase....................................     (743)    (1,840)    (2,951)
                                                        -------    -------    -------
  Shares used in basic computation....................   32,457     30,489     17,997
  Weighted average common shares outstanding subject
     to repurchase....................................      743      1,840      2,951
  Common shares issuable upon exercise of stock
     options and warrants.............................    2,751      2,073      2,269
  Convertible preferred stock.........................       --         --      8,251
                                                        -------    -------    -------
  Shares used in diluted computation..................   35,951     34,402     31,468
                                                        =======    =======    =======
NET INCOME PER SHARE:
  Basic...............................................  $  0.65    $  0.01    $  0.37
                                                        =======    =======    =======
  Diluted.............................................  $  0.58    $  0.01    $  0.21
                                                        =======    =======    =======

     Statements of Cash Flows -- Supplemental cash flow and noncash investing and financing activities are as follows:

                                                             YEARS ENDED APRIL 30,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          ------    ------    -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.........................................  $   --    $   --    $    60
  Income taxes paid.....................................   9,402     3,809      1,362
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Deferred stock compensation...........................     714      (244)       515
  Conversion of preferred stock into common stock.......      --        --     12,694
  Income tax benefit from employee stock transactions...   4,065     2,487        238
  Common stock issued for IMC acquisition...............      --     7,350         --
  Deferred stock compensation charge for IMC
     acquisition........................................      --     3,150         --

     Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

     Accounting for Long-Lived Assets -- Effective May 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Company's financial condition or results of operations.

     Recently Issued Accounting Standards -- In June 1997, the Financial Accounting Standards Board issued two new statements of financial accounting standards ("SFAS"). SFAS No. 130, "Reporting Comprehensive Income", requires that an enterprise report, by major components and as a single total, the change in its net assets from nonowner sources during the period. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and change in its net assets from nonowner sources during the period. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes annual and interim reporting standards for major customers. The Company has not yet identified its SFAS No. 131 reporting segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company's fiscal year 1999.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". This statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP No. 97-2 is effective for transactions entered into during the Company's fiscal year 1999 and thereafter. The Company does not expect that the adoption of this statement will materially impact the Company's financial position, results of operations or cash flows.

 3. COMMITMENTS

     The Company leases its main facility under operating leases that expire through fiscal 2003. Sales offices of the Company are also leased under operating leases which expire through fiscal 2013. The Company is responsible for certain maintenance costs, taxes and insurance under the leases. Future minimum annual lease payments as of April 30, 1998, are as follows:

              YEARS ENDING APRIL 30,
              ----------------------
  1999.............................................  $ 4,249
  2000.............................................    3,323
  2001.............................................    1,049
  2002.............................................      886
  2003.............................................      707
  Thereafter.......................................    2,185
                                                     -------
Total lease payments...............................  $12,399
                                                     =======

     Rent expense was $4,278, $1,195 and $755 for the years ended April 30, 1998, 1997 and 1996, respectively. Rent expense under certain Company facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as long-term obligations in the accompanying consolidated balance sheets.

     The total of minimum rental payments to be received through 1999 under non-cancelable subleases is $1,268 as of April 30, 1998.

 4. ACQUISITION

     On March 17, 1997, the Company acquired all outstanding shares and options to purchase shares of IMC common stock by issuing 374 shares of the Company's common stock and options to purchase shares of the Company's common stock. The purchase price related to the common stock and options to purchase shares of the Company's common stock was $7,350. IMC was founded in 1996 to develop and commercialize Internet/intranet proxy caching software.

     Certain key employees of IMC who continued as employees of the Company were also granted vested options to purchase shares of the Company's common stock at a discount to the market price of the Company's common stock immediately preceding the acquisition. In connection with the granting of discounted options to purchase shares of the Company's common stock, the Company recorded a compensation expense of $3,150 in the fourth quarter of fiscal 1997. The Company also recorded a deferred income tax benefit of $1,304, primarily related to the compensation charge.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of IMC from the date of acquisition forward have been included in the Company's consolidated financial statements. In connection with the acquisition, intangible assets of $8,362 were acquired, of which $7,369 was reflected as a one-time charge to operations for the write-off of purchased in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The

$10,519 combined one-time charge for purchased in-process technology and compensation expense has been reflected in the Company's fiscal 1997 consolidated statement of income within operating expenses. The remaining intangible assets of $993, consisting of existing technology and goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over their estimated useful lives of five years.

     In connection with the acquisition, net assets acquired were as follows:

Current assets..............................................  $    21
Property and equipment, net.................................       46
Intangible assets, including purchased in-process
  technology................................................    8,362
Current liabilities assumed.................................   (1,079)
                                                              -------
Net assets acquired.........................................  $ 7,350
                                                              =======

     The following unaudited pro forma information shows the results of operations for the two fiscal years ended April 30, 1997 as if the IMC acquisition had occurred at the beginning of each period presented and at the purchase price established in March 1997. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for fiscal 1997 combine the Company's results of operations for the fiscal year ended April 30, 1997 with the results of IMC for the period from inception (May 6, 1996) through the date of acquisition and include the $10,519 charge for purchased in-process technology and the related compensation charge, as well as the related tax benefits, and the straight-line amortization of intangible assets over a period of five years. The pro forma results for fiscal 1996 reflect the Company's actual results of operations for that year less the amortization of intangible assets related to the acquisition:

                                                         YEARS ENDED APRIL 30,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
Net Sales..............................................  $93,552       $46,632
Net Income (Loss)......................................     (390)        6,401
Net Income (Loss) per Share, Basic.....................    (0.01)         0.35
Net Income (Loss) per Share, Diluted...................    (0.01)         0.20

 5. SHAREHOLDERS' EQUITY

     Initial Public Offering -- In November 1995, the Company completed its initial public offering of 4,310 shares of its common stock. Net proceeds from the offering were $25,714. In conjunction with the offering, all outstanding shares of preferred stock automatically converted into common stock. In addition, the Company issued 362 shares of common stock upon the exercise of Series A preferred warrants, and 357 shares of common stock upon the exercise of Series C preferred warrants. The Company received total proceeds of $708 from the exercise of these warrants.

     Preferred Stock -- The Company's Board of Directors has the authority to issue up to 5,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders.

     Stock Split -- On November 11, 1997, the Board of Directors approved a two-for-one stock split of the Company's common stock which was effective December 18, 1997. Share and per share data for all periods presented herein have been adjusted to give effect to the split.

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

     In April 1997, the Board of Directors adopted the Special Non-Officer Stock Option Plan (the "Non-Officer Plan")which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Non-Officer Plan allows only for the issuance of nonqualified options to non-officer employees. A summary of the combined activity under the Company's stock option plans and agreements is as follows:

                                                         SHARES       OUTSTANDING OPTIONS
                                                        AVAILABLE    ---------------------
                                                           FOR        NUMBER      WEIGHTED
                                                          GRANT      OF SHARES    AVERAGE
                                                        ---------    ---------    --------
Balances, April 30, 1995..............................      336        2,777       $ 0.07
  Shares reserved for plan............................    6,500           --           --
  Options granted (weighted average fair value of
     $1.60)...........................................   (3,586)       3,586         4.23
  Options exercised...................................       --       (2,875)        0.11
  Options canceled....................................      295         (295)        1.01
                                                         ------       ------
Balances, April 30, 1996 (196 options exercisable)....    3,545        3,193         4.63
  Shares reserved for IMC acquisition.................      258           --           --
  Options granted (weighted average fair value of
     $6.59)...........................................   (3,338)       3,338        14.84
  Options exercised...................................       --         (418)        1.65
  Options canceled....................................      474         (474)        5.35
                                                         ------       ------
Balances, April 30, 1997 (1,997 options
  exercisable)........................................      939        5,639        10.83
  Shares reserved for plan............................    4,000           --           --
  Options granted (weighted average fair value of
     $9.12)...........................................   (2,724)       2,724        23.51
  Options exercised...................................       --         (620)        8.46
  Options canceled....................................      574         (574)       13.81
                                                         ------       ------
Balances, April 30, 1998 (2,506 options
  exercisable)........................................    2,789        7,169       $15.58
                                                         ======       ======

     Options for the purchase of 1,873 shares of common stock were vested as of April 30, 1998. Unvested common shares issued under the 1993 Plan of 310 as of April 30, 1998 are subject to repurchase by the Company.

     Additional information regarding options outstanding as of April 30, 1998 is as follows:

                                 OPTIONS OUTSTANDING
                 ----------------------------------------------------
                                      WEIGHTED                              OPTIONS EXERCISABLE
                                      AVERAGE                           ----------------------------
                     NUMBER          REMAINING                                           WEIGHTED
   RANGE OF      OUTSTANDING AT   CONTRACTUAL LIFE   WEIGHTED AVERAGE     NUMBER         AVERAGE
EXERCISE PRICES  APRIL 30, 1998      (IN YEARS)       EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
---------------  --------------   ----------------   ----------------   -----------   --------------
$ 0.05 - $ 0.07        181              6.15              $ 0.06             181          $ 0.06
  0.10 -   0.14        127              6.95                0.13             111            0.13
  1.00 -   1.50        181              7.38                1.33             162            1.32
  2.25 -   3.00        115              7.32                2.64             115            2.64
  3.60 -   4.05        674              7.46                3.83             674            3.83
  5.50 -   5.90        410              8.17                5.68             258            5.55
 10.88 -  15.75      2,303              8.58               13.90             715           13.57
 17.00 -  25.38      2,183              9.02               20.42             290           18.95
 25.63 -  33.58        995              9.69               29.78              --            0.00
                     -----                                                 -----
$ 0.05 - $33.58      7,169              8.60              $15.58           2,506          $ 7.88
                     =====                                                 =====

     Employee Stock Purchase Plan -- Under the Employee Stock Purchase Plan, employees are entitled to purchase shares of the Company's common stock at 85% of the fair market value at certain specified dates. Of the 700 shares authorized to be issued under this plan, 335 shares were available for issuance at April 30, 1998 and 201 and 164 shares were issued in fiscal 1998 and 1997, respectively, at a weighted average price of $8.41 and $6.33, respectively.

     Pro Forma Information -- As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements with the exception of $270, $85 and $132 in fiscal 1998, 1997 and 1996, respectively, which consists of the amortization of deferred stock compensation related to the granting of nonqualified stock options at exercise prices below market.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               YEARS ENDED APRIL 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Expected life (in years)....................................   2.94     2.90     3.01
Risk-free interest rate.....................................   6.00%    6.06%    5.89%
Volatility..................................................     50%      50%      50%
Expected dividend...........................................     --       --       --

     The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                             YEARS ENDED APRIL 30,
                                                          ---------------------------
                                                           1998      1997       1996
                                                          ------    -------    ------
Net income (loss).......................................  $8,677    $(4,661)   $5,824
Net income (loss) per share, basic......................    0.27      (0.15)     0.32
Net income (loss) per share, diluted....................    0.24      (0.15)     0.19

     However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculations; accordingly, the fiscal 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     Deferred Stock Compensation -- In May 1995, the Company issued stock options for the purchase of 1,063 shares of common stock at $0.14 per share. The Company recognized $515 of deferred compensation in May 1995 equal to the difference between the option price as determined by the Board of Directors and $0.63 (the deemed fair value for financial reporting purposes) for each option. The Company is amortizing the deferred compensation expense ratably over the four-year period in which the options vest.

     In fiscal 1998, the Company recorded $714 of deferred compensation, primarily related to the grant of stock options to certain highly compensated employees. Under terms of the 1995 Stock Option Plan, highly compensated employees as defined by Company's management are eligible to contribute between $15 to $75 in annual salary for the rights to be granted nonqualified stock options. The discount from fair market value which is equal to the amount of salary contributed has been recorded as deferred compensation expense. The Company is amortizing the deferred compensation expense ratably over a one-year period.

 6. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) tax-deferred savings plan ("Savings Plan"). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. The Company contributed $202 and $119 for fiscal 1998 and 1997, respectively. The Company did not make any contributions to the Savings Plan in fiscal 1996.

 7. INCOME TAXES

     The provision for income taxes consists of the following:

                                                            YEARS ENDED APRIL 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
CURRENT:
  Federal.............................................  $12,132    $ 5,062    $ 1,880
  State...............................................    2,199      1,525        220
                                                        -------    -------    -------
  Total current.......................................   14,331      6,587      2,100
                                                        -------    -------    -------
DEFERRED:
  Federal.............................................   (1,597)    (2,394)    (1,880)
  State...............................................     (152)      (400)      (220)
                                                        -------    -------    -------
  Total deferred......................................   (1,749)    (2,794)    (2,100)
                                                        -------    -------    -------
          Provision for income taxes..................  $12,582    $ 3,793    $    --
                                                        =======    =======    =======

     Deferred income taxes result from differences in the timing of certain expense items for tax and financial reporting purposes.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                            YEARS ENDED APRIL 30,
                                                         ----------------------------
                                                          1998       1997      1996
                                                         -------    ------    -------
Tax computed at federal statutory rate.................  $11,741    $1,415    $ 2,310
State income taxes, net of federal benefit.............    1,482       764        405
Non-deductible acquisition charges related to the IMC
  acquisition..........................................       --     2,904         --
Research and experimentation credit....................     (555)     (410)       (50)
Investment tax credit..................................       --        --       (150)
Benefit of foreign sales corporation...................     (489)     (105)        --
Tax exempt interest....................................     (281)     (184)        --
Change in valuation allowance..........................       --      (673)    (2,510)
Business meal exclusion................................      100        45         --
Other..................................................      584        37         (5)
                                                         -------    ------    -------
Provision for income taxes.............................  $12,582    $3,793    $    --
                                                         =======    ======    =======

     The income tax benefits associated with dispositions from employee stock transactions reduced taxes currently payable by $4,291, $2,487 and $238, respectively, for fiscal 1998, 1997 and 1996.

     Income before income taxes is as follows:

                                                             YEARS ENDED APRIL 30,
                                                          ---------------------------
                                                           1998       1997      1996
                                                          -------    ------    ------
Domestic................................................  $33,175    $3,983    $6,580
Foreign.................................................      372        60        20
                                                          -------    ------    ------
          Total.........................................  $33,547    $4,043    $6,600
                                                          =======    ======    ======

     Current net deferred tax assets are $5,280 and $3,100, as of April 30, 1998 and April 30, 1997, respectively. Non-current net deferred tax assets at April 30, 1998 and 1997 of $1,363 and $1,794, respectively, are included in other assets within the accompanying consolidated balance sheets. The components of the Company's net deferred tax assets are as follows:

                                                                   APRIL 30,
                                                                ----------------
                                                                 1998      1997
                                                                ------    ------
  Reserves and accruals not currently deductible for tax
     purposes...............................................    $4,599    $2,662
  Tax benefit of options issued in IMC acquisition..........     1,074     1,304
  Net operating loss carryforwards..........................       236       116
  Depreciation..............................................       197       369
  Deferred rent.............................................        66        80
  Capitalized research and development costs................        --       142
  Other.....................................................       471       221
                                                                ------    ------
          Deferred tax assets...............................    $6,643    $4,894
                                                                ======    ======

     As of April 30, 1998, the Company had federal net operating loss carryforwards of approximately $674 available to offset future taxable income. These carryforwards expire in fiscal 2010.

 8. OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates primarily in one industry segment: the design, manufacturing and marketing of high-performance network data storage devices.

     The Company's European operations primarily consist of sales by its subsidiaries in the United Kingdom, France, Germany and Italy to either unaffiliated European customers or to independent distributors.

                                                              YEARS ENDED APRIL 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
NET SALES:
North America...............................................  $138,379     $83,342
Europe......................................................    27,784       9,991
                                                              --------     -------
          Total net sales...................................  $166,163     $93,333
                                                              ========     =======
OPERATING INCOME:
North America...............................................  $ 32,285     $ 3,023
Europe......................................................       373          60
                                                              --------     -------
          Total operating income............................  $ 32,658     $ 3,083
                                                              ========     =======
IDENTIFIABLE ASSETS:
North America...............................................  $105,601     $66,019
Europe......................................................    10,135       2,922
                                                              --------     -------
          Total assets......................................  $115,736     $68,941
                                                              ========     =======

     North America revenues include export sales to Asia which amounted to less than 10% of total net sales for all periods presented. Sales, operating income and identifiable assets of the Company's foreign operations were less than 10% of the comparable amounts on a consolidated basis in fiscal 1996.

     No customer accounted for 10% or more of net sales in fiscal 1998, 1997 or in fiscal 1996.

 9. LITIGATION

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

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     YEAR ENDED APRIL 30, 1998
                                              ----------------------------------------
                                                Q1         Q2         Q3         Q4
                                              -------    -------    -------    -------
Net sales...................................  $33,420    $38,401    $43,984    $50,358
Gross margin................................   19,850     22,655     26,104     30,005
Net income..................................    4,221      4,885      5,555      6,304
Net income per share, basic.................     0.13       0.15       0.17       0.19
Net income per share, diluted...............     0.12       0.14       0.15       0.17

                                                     YEAR ENDED APRIL 30, 1997
                                              ----------------------------------------
                                                Q1         Q2         Q3         Q4
                                              -------    -------    -------    -------
Net sales...................................  $18,460    $21,048    $24,845    $28,980
Gross margin................................   10,867     12,466     14,729     17,210
Net income (loss)(1)........................     (491)     2,780      3,380     (5,419)
Net income (loss) per share, basic(1).......    (0.02)      0.09       0.11      (0.17)
Net income (loss) per share, diluted(1).....    (0.02)      0.08       0.10      (0.17)

---------------

(1) The first quarter of fiscal 1997 includes the Whipsaw Litigation of $2,795 (net of taxes). See Note 9. The fourth quarter of fiscal 1997 includes the purchased in-process technology and compensation charge related to the IMC acquisition of $9,215 (net of taxes). See Note 4.

11. SUBSEQUENT EVENTS

     In June 1998, the Company executed an agreement to acquire 5.9 acres of land in Sunnyvale, California and the accompanying 127,000 square foot building. Under terms of the agreement, the Company paid $5,000 of the $33,750 purchase price as a nonrefundable deposit. The agreement allows the Company to assign its rights and obligations to a third-party entity should the Company decide to enter into an operating lease. It is the Company's intent to assign its rights and obligations to a third-party entity and enter into an operating lease, provided the Company can obtain satisfactory leasing terms.

     In June 1998, the Company signed a 25-year operating lease requiring annual lease payments of $3,084, commencing in October 1999, for a 6.2 acre plot in Sunnyvale, California. In connection with executing the operating lease agreement, the Company also signed an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, the Company paid a $4,500 refundable deposit. The option allows the Company to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23,745 and its rights and obligations under this agreement may be assigned to third parties. It is the Company's intent to assign its purchase option to a third-party entity and to enter into an operating lease with the third-party entity, provided the Company can obtain satisfactory leasing terms.

     In July 1998, the Company negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility which expires in July 1999, the Company must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the Lender's "prime" lending rate, such rate determined at the discretion of the Company. As of July 17, 1998, there were no borrowings under the credit facility.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report under the section entitled "Executive Officers". The information required by this Item with respect to the Company's directors is incorporated herein by reference from the information provided under the heading "Election of Directors" of the Proxy Statement which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

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

     1. The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

           Independent Auditors' Report
           Consolidated Balance Sheets -- April 30, 1998 and 1997
           Consolidated Statements of Income for the years ended April 30, 1998,
             1997 and 1996
           Consolidated Statements of Shareholders' Equity (Deficit) for the
             years ended April 30, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the years ended April 30,
             1998, 1997 and 1996
           Notes to Consolidated Financial Statements

     2. Financial Statement Schedule.

        The following financial statement schedule of the Company is filed in
        Part IV, Item 14(d) of this Annual Report on Form 10-K:

        Schedule II -- Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     3. Exhibits.

      EXHIBIT
        NO.                                     DESCRIPTION
      -------                                   -----------
     2.1(1)        --   Agreement and Plan of Reorganization, dated as of March 17,
                        1997, between the Registrant and IMC, a California
                        corporation
     2.2(1)        --   Agreement of Merger between the Registrant and IMC as filed with the California Secretary of State on March 17, 1997
     3.1(2)        --   Restated Articles of Incorporation of the Company
     3.2(3)        --   Bylaws of the Company
     3.3(8)        --   Amendment to the Restated Articles of Incorporation of the
                        Company, filed December 18, 1997
     4.1(3)        --   Reference is made to Exhibits 3.1 and 3.2
     4.2(3)        --   Specimen Common Stock certificate
     4.3(3)        --   Amended and Restated Investors' Rights Agreement, dated
                        September 23, 1994, among the Company and the investors and the founders named therein, as amended
     4.4(3)        --   Amended and Restated Shareholders Agreement, dated September
                        23, 1994, among the Company and the employee holders and the
                        Preferred Stock investors named therein
     4.5(3)        --   Forms of Warrants to Purchase Shares of Series A and Series
                        C Preferred Stock

      EXHIBIT
        NO.                                     DESCRIPTION
      -------                                   -----------
    10.1(3), (4)   --   Distributor Agreement, dated June 1, 1993, by and among the
                        Company, Itochu Corporation and CTC Supply Sales
    10.2(3)        --   Forms of Indemnification Agreements entered into between the
                        Company and its directors and officers
    10.3(3)        --   The Company's 1993 Stock Option/Stock Issuance Plan
    10.4(3)        --   The Company's 1993 Stock Incentive Plan
    10.5(3)        --   The Company's Employee Stock Purchase Plan
    10.6(3)        --   Series C Preferred Stock and Common Stock and Warrant to
                        Purchase Series C Preferred Stock Purchase Agreement, dated
                        September 23, 1994, among the Company and the purchasers
                        named therein
    10.7(3)        --   Office lease dated October 21, 1993, between the Company and
                        Vanni Business Park General Partnership ("Vanni") and Office
                        Lease Agreement, dated October 20, 1994, between the Company and Vanni
    10.8(3)        --   Agreement dated June 19, 1995, between the Company and
                        Imperial Bank, as amended, Promissory Note issued thereunder and ancillary documents
    10.9(3)        --   Settlement Agreement and General Release, dated June 28,
                        1995, between the Company and Michael Malcolm
    10.10(3)       --   Security and Loan Agreement, Credit Terms and Conditions and
                        General Security Agreement between the Company and Imperial
                        Bank, dated August 31, 1994, as amended
    10.11(5)       --   Facility sublease, dated August 9, 1996, by and between S3,
                        Inc. and the Registrant
    10.12(6)       --   The Company's Amended 1995 Stock Incentive Plan
    10.13(6)       --   The Company's Special Non-Officer Stock Option Plan
    10.14(7)       --   Facility lease, dated August 18, 1997, by and between the
                        McCandless -- San Tomas No. 2 and the Registrant
    10.15          --   Agreement of Purchase and Sale, dated June 11, 1998, by and between 495 Java Drive Associates, L.P. and the Registrant
    10.16          --   Operating lease agreement, dated June 11, 1998, by and
                        between 475 Java Drive Associates L.P. and the Registrant
    10.17          --   Purchase Option Agreement, dated June 11, 1998, by and
                        between 475 Java Drive Associates L.P. and the Registrant
    10.18          --   Line of credit agreement dated July 10, 1998, between the
                        Company and Wells Fargo Bank, National Association
    16.1(3)        --   Letter Regarding Change in Independent Auditors
    21.1           --   Subsidiaries of the Company
    23.1           --   Independent Auditors' Consent
    24.1           --   Power of Attorney (see signature page)
    27.1           --   Financial Data Schedule
    27.2           --   Restated Financial Data Schedules
    27.3           --   Restated Financial Data Schedules
    27.4           --   Restated Financial Data Schedules

---------------
(1) Previously filed as an exhibit with the Company's Form 8-K dated March 17, 1997.

(2) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 25, 1996.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-97864).

(4) Confidential treatment requested as to certain portions of these exhibits.

(5) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997.

(6) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 23, 1997.

(7) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 5, 1997.

(8) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 6, 1998.

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 1998.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                       SIGNATURES                                      TITLE                   DATE
                       ----------                                      -----                   ----

               /s/ DANIEL J. WARMENHOVEN                  President and Chief Executive    July 21, 1998
--------------------------------------------------------  Officer, Director (Principal
                (Daniel J. Warmenhoven)                   Executive Officer)

                /s/ DONALD T. VALENTINE                   Chairman of the Board, Director  July 21, 1998
--------------------------------------------------------
                 (Donald T. Valentine)

                  /s/ JEFFRY R. ALLEN                     Vice President Finance and       July 21, 1998
--------------------------------------------------------  Operations and Chief Financial
                   (Jeffry R. Allen)                      Officer (Principal Financial
                                                          and Accounting Officer)

                   /s/ CAROL A. BARTZ                     Director                         July 21, 1998
--------------------------------------------------------
                    (Carol A. Bartz)

                  /s/ LARRY R. CARTER                     Director                         July 21, 1998
--------------------------------------------------------
                   (Larry R. Carter)

                 /s/ MICHAEL R. HALLMAN                   Director                         July 21, 1998
--------------------------------------------------------
                  (Michael R. Hallman)

                   /s/ ROBERT T. WALL                     Director                         July 21, 1998
--------------------------------------------------------
                    (Robert T. Wall)

                            NETWORK APPLIANCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED APRIL 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
                 DESCRIPTION                       PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                 -----------                    ------------    ----------    ----------    ----------
Allowance for doubtful account:
  1998........................................     $  330         $  550        $   69        $  811
  1997........................................        330             --            --           330
  1996........................................        220            110            --           330
Excess and obsolescence inventory reserve:
  1998........................................     $3,016         $1,302        $1,333        $2,985
  1997........................................      1,043          2,551           578         3,016
  1996........................................        345            698            --         1,043

                                 EXHIBIT INDEX

      EXHIBIT
        NO.                                     DESCRIPTION
      -------                                   -----------
    10.15          --   Agreement of Purchase and Sale, dated June 11, 1998, by and between 495 Java Drive Associates, L.P. and the Registrant
    10.16          --   Operating lease agreement, dated June 11, 1998, by and
                        between 475 Java Drive Associates L.P. and the Registrant
    10.17          --   Purchase Option Agreement, dated June 11, 1998, by and
                        between 475 Java Drive Associates L.P. and the Registrant
    10.18          --   Line of credit agreement dated July 10, 1998, between the
                        Company and Wells Fargo Bank, National Association
    21.1           --   Subsidiaries of the Company
    23.1           --   Independent Auditors' Consent
    24.1           --   Power of Attorney (see signature page)
    27.1           --   Financial Data Schedule
    27.2           --   Restated Financial Data Schedules
    27.3           --   Restated Financial Data Schedules
    27.4           --   Restated Financial Data Schedules