Form 10-K/A
period 1998-04-24
NETWORK APPLIANCE INC
filed 1998-09-04
CIK 1002047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

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

     In June 1998, the Company signed a 25-year operating lease requiring annual lease payments of $3.1 million, commencing in October 1999, for a 6.2 acre plot in Sunnyvale, California. In connection with executing the operating lease agreement, the Company also signed an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, the Company paid a $4.5 million nonrefundable deposit. The option allows the Company to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23.7 million and its rights and obligations under this agreement may be assigned to third parties. It is the Company's intent to assign its purchase option to a third-party entity and to enter into an operating lease with the third-party entity, provided the Company can obtain satisfactory leasing terms.

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

     In June 1998, the Company signed a 25-year operating lease requiring annual lease payments of $3,084, commencing in October 1999, for a 6.2 acre plot in Sunnyvale, California. In connection with executing the operating lease agreement, the Company also signed an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, the Company paid a $4,500 nonrefundable deposit. The option allows the Company to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23,745 and its rights and obligations under this agreement may be assigned to third parties. It is the Company's intent to assign its purchase option to a third-party entity and to enter into an operating lease with the third-party entity, provided the Company can obtain satisfactory leasing terms.

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

(5) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997.

(6) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 23, 1997.

(7) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 5, 1997.

(8) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 6, 1998.

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 1998.

                                          NETWORK APPLIANCE, INC.

                                          By:   /s/ DANIEL J. WARMENHOVEN

                                            ------------------------------------
                                                   Daniel J. Warmenhoven
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                    SIGNATURES                                   TITLE                      DATE
                    ----------                                   -----                      ----

             /s/ DANIEL J. WARMENHOVEN               President and Chief Executive    September 3, 1998
---------------------------------------------------  Officer, Director (Principal
              (Daniel J. Warmenhoven)                Executive Officer)

*                                                    Chairman of the Board,           September 3, 1998
---------------------------------------------------  Director
(Donald T. Valentine)

*                                                    Vice President Finance and       September 3, 1998
---------------------------------------------------  Operations and Chief Financial
(Jeffry R. Allen)                                    Officer (Principal Financial
                                                     and Accounting Officer)

*                                                    Director                         September 3, 1998
---------------------------------------------------
(Carol A. Bartz)

*                                                    Director                         September 3, 1998
---------------------------------------------------
(Larry R. Carter)

*                                                    Director                         September 3, 1998
---------------------------------------------------
(Michael R. Hallman)

*                                                    Director                         September 3, 1998
---------------------------------------------------
(Robert T. Wall)

           *By /s/ DANIEL J. WARMENHOVEN             President and Chief Executive
  ----------------------------------------------     Officer (Principal Executive
              (Daniel J. Warmenhoven)                Officer)

                            NETWORK APPLIANCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED APRIL 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
                 DESCRIPTION                       PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                 -----------                    ------------    ----------    ----------    ----------
Allowance for doubtful account:
  1998........................................     $  330         $  550        $   69        $  811
  1997........................................        330             --            --           330
  1996........................................        220            110            --           330
Excess and obsolescence inventory reserve:
  1998........................................     $3,016         $1,302        $1,333        $2,985
  1997........................................      1,043          2,551           578         3,016
  1996........................................        345            698            --         1,043

                                 EXHIBIT INDEX

      EXHIBIT
        NO.                                     DESCRIPTION
      -------                                   -----------
    23.1           --   Independent Auditors' Consent
