Form 10-Q
period 1998-07-31
NETWORK APPLIANCE INC
filed 1998-09-11
CIK 1002047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27130

                            NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     77-0307520
(STATE OR OTHER JURISDICTION OF INCORPORATION          (IRS EMPLOYER IDENTIFICATION)
               OR ORGANIZATION)
          2770 SAN TOMAS EXPRESSWAY,                               95051
           SANTA CLARA, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                 OUTSTANDING AT
             CLASS               JULY 31, 1998
             -----               --------------
Common Stock...................   33,959,465

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................      2
         Condensed Consolidated Balance Sheets as of July 31, 1998
           and April 30, 1998........................................      2
         Condensed Consolidated Statements of Income for the
           three-month periods ended July 31, 1998 and July 25,
           1997......................................................      3
         Condensed Consolidated Statements of Cash Flows for the
           three-month periods ended July 31, 1998 and July 25,
           1997......................................................      4
         Notes to Condensed Consolidated Financial Statements........      5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      8

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     12
Item 2.  Changes in Securities.......................................     12
Item 3.  Defaults Upon Senior Securities.............................     12
Item 4.  Submission of Matters to a Vote of Securityholders..........     12
Item 5.  Other Information...........................................     12
Item 6.  Exhibits and Reports on Form 8-K............................     12

SIGNATURE............................................................     13

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NETWORK APPLIANCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JULY 31,      APRIL 30,
                                                                 1998          1998
                                                              -----------    ---------
                                                              (UNAUDITED)
                                                              -----------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 31,476      $ 37,315
  Short-term investments....................................     14,930        10,800
  Accounts receivable, net..................................     35,960        34,313
  Inventories...............................................      9,732         8,707
  Prepaid expenses and other................................      1,928         2,524
  Deferred taxes............................................      5,497         5,280
                                                               --------      --------
          Total current assets..............................     99,523        98,939
                                                               --------      --------
PROPERTY AND EQUIPMENT, NET.................................     12,661        12,217
DEPOSITS....................................................      9,500            --
OTHER ASSETS................................................      4,389         4,580
                                                               --------      --------
                                                               $126,073      $115,736
                                                               ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  7,538      $ 10,041
  Income taxes payable......................................      3,485         1,782
  Accrued compensation and related benefits.................      5,259         8,485
  Other accrued liabilities.................................      4,327         4,201
  Deferred revenue..........................................      5,788         4,799
                                                               --------      --------
          Total current liabilities.........................     26,397        29,308
                                                               --------      --------
LONG-TERM OBLIGATIONS.......................................        157           163
                                                               --------      --------
SHAREHOLDERS' EQUITY:
  Common stock..............................................     72,064        65,924
  Retained earnings.........................................     27,438        20,341
  Cumulative translation adjustment.........................         17            --
                                                               --------      --------
          Total shareholders' equity........................     99,519        86,265
                                                               --------      --------
                                                               $126,073      $115,736
                                                               ========      ========

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JULY 31,    JULY 25,
                                                                1998        1997
                                                              --------    --------
NET SALES...................................................  $57,375     $33,420
COST OF SALES...............................................   23,239      13,570
                                                              -------     -------
  Gross margin..............................................   34,136      19,850
                                                              -------     -------
OPERATING EXPENSES:
  Sales and marketing.......................................   14,935       8,493
  Research and development..................................    6,081       3,415
  General and administrative................................    1,885       1,356
                                                              -------     -------
          Total operating expenses..........................   22,901      13,264
                                                              -------     -------
INCOME FROM OPERATIONS......................................   11,235       6,586
OTHER INCOME, NET...........................................      121         168
                                                              -------     -------
INCOME BEFORE INCOME TAXES..................................   11,356       6,754
PROVISION FOR INCOME TAXES..................................    4,259       2,533
                                                              -------     -------
NET INCOME..................................................  $ 7,097     $ 4,221
                                                              =======     =======
NET INCOME PER SHARE:
  Basic.....................................................  $  0.21     $  0.13
                                                              =======     =======
  Diluted...................................................  $  0.19     $  0.12
                                                              =======     =======
SHARES USED IN PER SHARE CALCULATION:
  Basic.....................................................   33,548      31,884
                                                              =======     =======
  Diluted...................................................   37,271      35,139
                                                              =======     =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JULY 31,    JULY 25,
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  7,097    $ 4,221
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     2,122      1,105
     Provision for doubtful accounts........................       100         --
     Deferred income taxes..................................      (217)        --
     Deferred rent..........................................        (6)       (14)
     Changes in assets and liabilities:
       Accounts receivable..................................    (1,734)    (2,941)
       Inventories..........................................    (1,021)    (2,799)
       Prepaid expenses and other...........................       716        489
       Accounts payable.....................................    (2,500)     1,024
       Income taxes payable.................................     3,937      2,080
       Accrued compensation and related benefits............    (3,226)    (1,458)
       Other accrued liabilities............................       126        401
       Deferred revenue.....................................       989        142
                                                              --------    -------
          Net cash provided by operating activities.........     6,383      2,250
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (7,080)    (2,350)
  Redemptions of short-term investments.....................     2,950      4,416
  Purchases of property and equipment.......................    (2,340)    (1,409)
  Payment of deposits.......................................    (9,500)        --
                                                              --------    -------
          Net cash provided by (used in) investing
            activities......................................   (15,970)       657
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term obligations.......................        (3)        (6)
  Proceeds from sale of common stock, net...................     3,751      1,157
                                                              --------    -------
          Net cash provided by financing activities.........     3,748      1,151
                                                              --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (5,839)     4,058
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................    37,315     21,520
                                                              --------    -------
  End of period.............................................  $ 31,476    $25,578
                                                              ========    =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three-month period ended July 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1998 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, the effect of certain anti-takeover provisions and the Year 2000 Issue. Any party interested in reviewing these publicly available documents should contact the SEC or the Chief Financial Officer of the Company.

2. FISCAL PERIODS

     The Company operates on a 52-week or 53-week year ending on the last Friday in April. Fiscal 1999 is a 53-week year. Fiscal 1998 was a 52-week year. The quarter ended July 31, 1998 includes 14 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year.

3. INVENTORIES

     Inventories consist of the following:

                                                             JULY 31,    APRIL 30,
                                                               1998        1998
                                                             --------    ---------
Purchased components.......................................   $3,707      $4,494
Work in process............................................    2,512       1,889
Finished goods.............................................    3,513       2,324
                                                              ------      ------
                                                              $9,732      $8,707
                                                              ======      ======

4. COMMITMENTS

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

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

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

5. LINE OF CREDIT

     In July 1998, the Company negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility which expires in July 1999, the Company must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the Lender's "prime" lending rate, such rate determined at the discretion of the Company. As of July 31, 1998, there were no borrowings under the credit facility and the line was available for draw.

6. COMMON STOCK AND NET INCOME PER SHARE

     On November 11, 1997, the Board of Directors approved a two-for-one stock split of the Company's common stock which was effective December 18, 1997. The net income per share and number of shares used in the per-share calculations for all periods presented reflect the two-for-one stock split that was effective December 18, 1997.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), effective in the third quarter of fiscal 1998. SFAS 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options. Net income per share data for the three-month period ended July 25, 1997 has been restated to conform with SFAS 128.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JULY 31,    JULY 25,
                                                                1998        1997
                                                              --------    --------
NET INCOME (NUMERATOR):
  Net income, basic and diluted.............................  $ 7,097     $ 4,221
                                                              =======     =======
SHARES (DENOMINATOR):
  Weighted average common shares outstanding................   33,791      32,932
  Weighted average common shares outstanding subject
     to repurchase..........................................     (243)     (1,048)
                                                              -------     -------
  Shares used in basic computation..........................   33,548      31,884
  Weighted average common shares outstanding subject
     to repurchase..........................................      243       1,048
  Common shares issuable upon exercise of stock options.....    3,480       2,207
                                                              -------     -------
  Shares used in diluted computation........................   37,271      35,139
                                                              =======     =======
NET INCOME PER SHARE:
  Basic.....................................................  $  0.21     $  0.13
                                                              =======     =======
  Diluted...................................................  $  0.19     $  0.12
                                                              =======     =======

7. COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity.

     The components of comprehensive income, net of tax, are as follows:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JULY 31,    JULY 25,
                                                                1998        1997
                                                              --------    --------
Net income..................................................   $7,097      $4,221
Change in cumulative translation adjustment.................       17          --
                                                               ------      ------
Comprehensive income........................................   $7,114      $4,221
                                                               ======      ======

8. SUBSEQUENT EVENT

     In August 1998, the Company entered into an agreement to acquire land in Sunnyvale, California and the accompanying 79,000 square foot building. Under terms of the agreement, the Company paid $1,000 of the $16,750 purchase price as a deposit. Upon satisfaction of certain conditions under the agreement, the Company will pay a supplemental deposit of $500. The deposits are nonrefundable, with limited exceptions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                              THREE MONTHS ENDED
                                                             --------------------
                                                             JULY 31,    JULY 25,
                                                               1998        1997
                                                             --------    --------
Net Sales..................................................   100.0%      100.0%
Cost of Sales..............................................    40.5        40.6
                                                              -----       -----
          Gross margin.....................................    59.5        59.4
                                                              -----       -----
Operating Expenses:
  Sales and marketing......................................    26.0        25.4
  Research and development.................................    10.6        10.2
  General and administrative...............................     3.3         4.1
                                                              -----       -----
          Total operating expenses.........................    39.9        39.7
                                                              -----       -----
Income from operations.....................................    19.6        19.7
Other income, net..........................................     0.2         0.5
                                                              -----       -----
Income before income taxes.................................    19.8        20.2
Provision for income taxes.................................     7.4         7.6
                                                              -----       -----
          Net Income.......................................    12.4%       12.6%
                                                              =====       =====

     Net Sales -- Net sales increased by 71.7% to $57.4 million for the three months ended July 31, 1998, from $33.4 million for the three months ended July 25, 1997. This increase was primarily attributable to a higher volume of units shipped compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include expansion of the Company's direct sales force; increased unit shipments of the Company's current product line first introduced in June and July 1997, particularly the NetApp(TM) F630 and the NetApp F520; the shipment of NetCache appliances; increased sales of multiprotocol systems and increases in software subscription and service revenues due to a growing installed base. Net sales growth was also positively impacted by an increase in the average selling price of the NetApp F630, primarily facilitated by the incorporation of fibre-channel disk drives which increase system capacity. Factors which partially offset overall net sales growth include declining unit sales of the Company's older product family and decreases in base prices of the Company's current product line due to competitive forces.

     International net sales (including U.S. exports) were $12.7 million and $7.4 million, for the three months ended July 31, 1998 and July 25, 1997, respectively. The increase in international net sales was a result of European sales growth primarily due to increased headcount in the direct sales force, increased shipments of filers and the sale of NetCache appliances. In absolute dollars, Asia Pacific sales remained flat for the quarter ended July 31, 1998, compared against the corresponding period of the prior fiscal year.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Gross Margin -- Gross margin increased slightly to 59.5% for the three months ended July 31, 1998 from 59.4% for the three months ended July 25, 1997. This increase in gross margin was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies and by increased market acceptance of the Company's product line with cost-reduced designs introduced in June and July 1997. Gross margin was also favorably impacted by the licensing of multiprotocol software and by growth in software subscription and service revenues due to a larger installed base. Factors contributing to gross margin growth were partially offset by the effect of base system price reductions across the full range of filers.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; product configuration; direct versus indirect sales; the mix and average selling prices of products, including software licensing; new product introductions and enhancements and the cost of components and manufacturing labor. The Company's gross margin may also vary based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems have historically generated lower overall gross margin percentages due to greater disk drive content.

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and certain promotional expenses and customer service and support costs. Sales and marketing expenses increased 75.9% to $14.9 million for the three months ended July 31, 1998 from $8.5 million for the three months ended July 25, 1997. These expenses were 26.0% and 25.4% of net sales for such periods, respectively. The increase was primarily related to the expansion of the Company's sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. The Company believes that its continued growth and profitability is dependent in part on the successful expansion of its international operations, and therefore, has committed significant resources to international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses rose by 78.1% to $6.1 million for the three months ended July 31, 1998 from $3.4 million for the three months ended July 25, 1997. These expenses represented 10.6% and 10.2% of net sales for the three months ended July 31, 1998 and July 25, 1997, respectively, and increased in absolute dollars primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts and prototyping expenses associated with the development of new products, including the NetApp F700 series filers. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars. For the quarters ended July 31, 1998 and July 25, 1997, no software development costs were capitalized as amounts that qualified for capitalization were immaterial.

     General and Administrative -- General and administrative expenses were $1.9 million for the three months ended July 31, 1998, compared to $1.4 million for the three months ended July 25, 1997. These expenses represented 3.3% and 4.1%, respectively, of net sales for such periods and increased in absolute dollars primarily as a result of increased headcount and an increase to the allowance for bad debt. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

     Other Income, net -- Other income, net, was $0.1 million and $0.2 million for the three months ended July 31, 1998 and July 25, 1997, respectively. Other income, net, decreased over the corresponding period of the prior year due primarily to foreign currency exchange losses.

     Provision for Income Taxes -- The Company's effective tax rate was 37.5% for both the quarters ended July 31, 1998 and July 25, 1997.

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

     The Company conducts business internationally. Accordingly, the Company's future operating results could be materially adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns, among other factors. Although operating results have not been materially adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly Europe, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1998, compared to the April 30, 1998 balances, the Company's cash, cash equivalents and short-term investments decreased by $1.7 million to $46.4 million. Working capital increased by $3.5 million to $73.1 million, impacted primarily by increases in short-term investments and accounts receivable and decreases in accounts payable and accrued compensation and related benefits, partially offset by a decrease in cash and cash equivalents and increases in income taxes payable and deferred revenue. The Company generated cash from operating activities totaling $6.4 million and $2.3 million for the three months ended July 31, 1998 and July 25, 1997, respectively. Net cash provided by operating activities for the three months ended July 31, 1998 principally related to net income of $7.1 million, depreciation and amortization which are non-cash expenses and increases in income taxes payable, partially offset by increases in accounts receivable and decreases in accounts payable and accrued compensation and related benefits.

     The Company used $2.3 million and $1.4 million of cash during the quarters ended July 31, 1998 and July 25, 1997, respectively, to purchase property and equipment. In addition, the Company used $4.1 million during the quarter ended July 31, 1998, for net short-term investment purchases. For the quarter ended July 25, 1997, net redemptions of short-term investments provided $2.1 million. Financing activities provided $3.7 million and $1.2 million during the periods ended July 31, 1998 and July 25, 1997, respectively. The increase in cash provided by financing activities for the quarter ended July 31, 1998, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

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

     In July 1998, the Company negotiated a $5.0 million unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility which expires in July 1999, the Company must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the Lender's "prime" lending rate, such rate determined at the discretion of the Company. As of July 31, 1998, there were no borrowings under the credit facility and the line was available for draw.

     In August 1998, the Company entered into an agreement to acquire land in Sunnyvale, California and the accompanying 79,000 square foot building. Under terms of the agreement, the Company paid $1.0 million of the $16.8 million purchase price as a deposit. Upon satisfaction of certain conditions under the agreement, the Company will pay a supplemental deposit of $0.5 million. The deposits are nonrefundable, with limited exceptions.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        10.19 Purchase and Sale Agreement, dated August 5, 1998, by and between Martin/Crossman, LLC and the Registrant.

        27.1   Financial Data Schedule

     (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK APPLIANCE, INC.
                                          (Registrant)

                                                  /s/ JEFFRY R. ALLEN

                                          --------------------------------------
                                                     Jeffry R. Allen
                                                Vice President Finance and
                                           Operations, Chief Financial Officer
                                              (Principal Financial Officer)

Date: September 11, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------                            DESCRIPTION
10.19      Purchase and Sale Agreement, dated August 5, 1998, by and
           between Martin/Crossman, LLC and the Registrant.
27.1       Financial Data Schedule