Form 10-Q
period 1998-10-30
NETWORK APPLIANCE INC
filed 1998-12-11
CIK 1002047

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27130

                            ------------------------

                            NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                     77-0307520
(STATE OR OTHER JURISDICTION OF INCORPORATION        (IRS EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

         2770 SAN TOMAS EXPRESSWAY,                                95051
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

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
                        CLASS                           OCTOBER 30, 1998
                        -----                           ----------------
Common Stock..........................................     34,172,541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements.................    3
          Condensed Consolidated Balance Sheets as of October 30, 1998
            and April 30, 1998........................................    3
          Condensed Consolidated Statements of Income for the three
            and six-month periods ended October 30, 1998 and October
            24, 1997..................................................  4-5
          Condensed Consolidated Statements of Cash Flows for the
            six-month periods ended October 30, 1998 and October 24,
            1997......................................................    6
          Notes to Condensed Consolidated Financial Statements........    7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15

                         PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   16
Item 2.   Changes in Securities.......................................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Securityholders..........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   16
SIGNATURE.............................................................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NETWORK APPLIANCE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              OCTOBER 30,    APRIL 30,
                                                                 1998          1998
                                                              -----------    ---------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 48,355      $ 37,315
  Short-term investments....................................      8,750        10,800
  Accounts receivable, net..................................     44,928        34,313
  Inventories...............................................     10,722         8,707
  Prepaid expenses and other................................      2,067         2,524
  Deferred taxes............................................      6,743         5,280
                                                               --------      --------
          Total current assets..............................    121,565        98,939
                                                               --------      --------
Property and Equipment, net.................................     14,060        12,217
Deposits....................................................     10,500            --
Other Assets................................................      4,423         4,580
                                                               --------      --------
                                                               $150,548      $115,736
                                                               ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $ 12,385      $ 10,041
  Income taxes payable......................................      3,975         1,782
  Accrued compensation and related benefits.................      9,652         8,485
  Other accrued liabilities.................................      5,890         4,201
  Deferred revenue..........................................      7,248         4,799
                                                               --------      --------
          Total current liabilities.........................     39,150        29,308
                                                               --------      --------
Long-Term Obligations.......................................        134           163
                                                               --------      --------
SHAREHOLDERS' EQUITY:
  Common stock..............................................     75,468        65,924
  Retained earnings.........................................     35,814        20,341
  Cumulative translation adjustment.........................        (18)           --
                                                               --------      --------
          Total shareholders' equity........................    111,264        86,265
                                                               --------      --------
                                                               $150,548      $115,736
                                                               ========      ========

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              OCTOBER 30,    OCTOBER 24,
                                                                 1998           1997
                                                              -----------    -----------
Net Sales...................................................    $65,625        $38,401
Cost of Sales...............................................     26,881         15,746
                                                                -------        -------
  Gross margin..............................................     38,744         22,655
                                                                -------        -------
OPERATING EXPENSES:
  Sales and marketing.......................................     17,064          9,672
  Research and development..................................      6,722          3,903
  General and administrative................................      2,552          1,493
                                                                -------        -------
          Total operating expenses..........................     26,338         15,068
                                                                -------        -------
Income from Operations......................................     12,406          7,587
Other Income, net...........................................        995            229
                                                                -------        -------
Income before Income Taxes..................................     13,401          7,816
Provision for Income Taxes..................................      5,025          2,931
                                                                -------        -------
Net Income..................................................    $ 8,376        $ 4,885
                                                                =======        =======
NET INCOME PER SHARE:
  Basic.....................................................    $  0.25        $  0.15
                                                                =======        =======
  Diluted...................................................    $  0.22        $  0.14
                                                                =======        =======
  Pro Forma -- Basic (Note 8)...............................    $  0.12        $  0.08
                                                                =======        =======
  Pro Forma -- Diluted (Note 8).............................    $  0.11        $  0.07
                                                                =======        =======
SHARES USED IN PER SHARE CALCULATION:
  Basic.....................................................     33,939         32,306
                                                                =======        =======
  Diluted...................................................     38,056         36,076
                                                                =======        =======
  Pro Forma -- Basic (Note 8)...............................     67,878         64,612
                                                                =======        =======
  Pro Forma -- Diluted (Note 8).............................     76,112         72,152
                                                                =======        =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                              --------------------------
                                                              OCTOBER 30,    OCTOBER 24,
                                                                 1998           1997
                                                              -----------    -----------
Net Sales...................................................   $123,000        $71,821
Cost of Sales...............................................     50,120         29,316
                                                               --------        -------
Gross margin................................................     72,880         42,505
                                                               --------        -------
OPERATING EXPENSES:
  Sales and marketing.......................................     31,999         18,165
  Research and development..................................     12,803          7,318
  General and administrative................................      4,437          2,849
                                                               --------        -------
       Total operating expenses.............................     49,239         28,332
                                                               --------        -------
Income from Operations......................................     23,641         14,173
Other Income, net...........................................      1,116            397
                                                               --------        -------
Income before Income Taxes..................................     24,757         14,570
Provision for Income Taxes..................................      9,284          5,464
                                                               --------        -------
Net Income..................................................   $ 15,473        $ 9,106
                                                               ========        =======
NET INCOME PER SHARE:
  Basic.....................................................   $   0.46        $  0.28
                                                               ========        =======
  Diluted...................................................   $   0.41        $  0.26
                                                               ========        =======
  Pro Forma -- Basic (Note 8)...............................   $   0.23        $  0.14
                                                               ========        =======
  Pro Forma -- Diluted (Note 8).............................   $   0.20        $  0.13
                                                               ========        =======
SHARES USED IN PER SHARE CALCULATION:
  Basic.....................................................     33,734         32,131
                                                               ========        =======
  Diluted...................................................     37,772         35,674
                                                               ========        =======
  Pro Forma -- Basic (Note 8)...............................     67,468         64,262
                                                               ========        =======
  Pro Forma -- Diluted (Note 8).............................     75,544         71,348
                                                               ========        =======

     See accompanying notes to condensed consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                              --------------------------
                                                              OCTOBER 30,    OCTOBER 24,
                                                                 1998           1997
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $ 15,473        $ 9,106
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization........................      4,792          2,426
       Provision for doubtful accounts......................        700             91
       Deferred income taxes................................     (1,463)           (39)
       Deferred rent........................................        (29)           (21)
       Changes in assets and liabilities:
          Accounts receivable...............................    (11,329)        (9,293)
          Inventories.......................................     (2,019)        (1,798)
          Prepaid expenses and other........................        472           (433)
          Accounts payable..................................      2,361          1,009
          Income taxes payable..............................      5,904          2,468
          Accrued compensation and related benefits.........      1,167            498
          Other accrued liabilities.........................      1,689            644
          Deferred revenue..................................      2,449          1,159
                                                               --------        -------
            Net cash provided by operating activities.......     20,167          5,817
                                                               --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (12,880)        (5,250)
  Redemptions of short-term investments.....................     14,930          6,916
  Purchases of property and equipment.......................     (6,183)        (3,262)
  Payment of deposits.......................................    (10,500)            --
                                                               --------        -------
          Net cash used in investing activities.............    (14,633)        (1,596)
                                                               --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term obligations.......................        (17)           (10)
  Proceeds from sale of common stock, net...................      5,523          2,789
                                                               --------        -------
          Net cash provided by financing activities.........      5,506          2,779
                                                               --------        -------
Net Increase in Cash and Cash Equivalents...................     11,040          7,000
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................     37,315         21,520
                                                               --------        -------
  End of period.............................................   $ 48,355        $28,520
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

                            NETWORK APPLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. (the Company) without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six-month periods ended October 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1998 and the risk factors as set forth in the Company's Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, the effect of certain anti-takeover provisions and the Year 2000 Issue. Any party interested in reviewing these publicly available documents should contact the SEC or the Chief Financial Officer of the Company.

 2. FISCAL PERIODS

     The Company operates on a 52-week or 53-week year ending on the last Friday in April. Fiscal 1999 is a 53-week year. Fiscal 1998 was a 52-week year. The quarter ended October 30, 1998 includes 13 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year. The six months ended October 30, 1998 includes 27 weeks of activity, compared to 26 weeks of activity for the corresponding period of the prior fiscal year.

 3. INVENTORIES

     Inventories consist of the following:

                                                          OCTOBER 30,    APRIL 30,
                                                             1998          1998
                                                          -----------    ---------
Purchased components....................................    $ 4,106       $4,494
Work in process.........................................      2,547        1,889
Finished goods..........................................      4,069        2,324
                                                            -------       ------
                                                            $10,722       $8,707
                                                            =======       ======

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

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

     In June 1998, the Company signed a 25-year operating lease requiring annual lease payments of $3,084, commencing in October 1999, for a 6.2-acre plot in Sunnyvale, California. In connection with executing the operating lease agreement, the Company also signed an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, the Company paid a $4,500 nonrefundable deposit. The option allows the Company to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23,745 and its rights and obligations under this agreement may be assigned to third parties. It is the Company's intent to assign its purchase option to a third-party entity and to enter into an operating lease with the third-party entity, provided the Company can obtain satisfactory leasing terms.

     In August 1998, the Company entered into an agreement to acquire land in Sunnyvale, California and the accompanying 79,000 square foot building. Under terms of the agreement, the Company paid $2,000 of the $16,750 purchase price as a deposit, of which $1,000 was paid subsequent to October 30, 1998. Upon satisfaction of certain conditions under the agreement, subsequent to October 30, 1998, the Company paid a supplemental deposit of $500. The deposits are nonrefundable, with limited exceptions. The agreement allows the Company to assign its rights and obligations to a third-party entity should the Company decide to enter into an operating lease. It is the Company's intent to assign its rights and obligations to a third-party entity and enter into an operating lease, provided the Company can obtain satisfactory leasing terms.

 5. LINE OF CREDIT

     In July 1998, the Company negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in July 1999, the Company must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the Lender's "prime" lending rate, such rate determined at the discretion of the Company. As of October 30, 1998, there were no borrowings under the credit facility and the line was available for draw. In December 1998, the Company drew a $2.5 million letter of credit against its line of credit to facilitate requirements associated with the acquisition of land in Sunnyvale, California and the accompanying 79,000 square foot building.

 6. COMMON STOCK AND NET INCOME PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), effective in the third quarter of fiscal 1998. SFAS 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options. Net income per share data for the three and six-month periods ended October 24, 1997 has been restated to conform to SFAS 128.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                              -------------------------   -------------------------
                                              OCTOBER 30,   OCTOBER 24,   OCTOBER 30,   OCTOBER 24,
                                                 1998          1997          1998          1997
                                              -----------   -----------   -----------   -----------
NET INCOME (NUMERATOR):
  Net income, basic and diluted.............    $ 8,376       $ 4,885       $15,473       $ 9,106
                                                =======       =======       =======       =======
SHARES (DENOMINATOR):
  Weighted average common shares
     outstanding............................     34,026        33,086        33,898        32,999
  Weighted average common shares outstanding
     subject to repurchase..................        (87)         (780)         (164)         (868)
                                                -------       -------       -------       -------
  Shares used in basic computation..........     33,939        32,306        33,734        32,131
  Weighted average common shares outstanding
     subject to repurchase..................         87           780           164           868
  Common shares issuable upon exercise of
     stock options..........................      4,030         2,990         3,874         2,675
                                                -------       -------       -------       -------
  Shares used in diluted computation........     38,056        36,076        37,772        35,674
                                                =======       =======       =======       =======
NET INCOME PER SHARE:
  Basic.....................................    $  0.25       $  0.15       $  0.46       $  0.28
                                                =======       =======       =======       =======
  Diluted...................................    $  0.22       $  0.14       $  0.41       $  0.26
                                                =======       =======       =======       =======

 7. COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity.

     The components of comprehensive income, net of tax, are as follows:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                        --------------------------    --------------------------
                                        OCTOBER 30,    OCTOBER 24,    OCTOBER 30,    OCTOBER 24,
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
Net income............................    $8,376         $4,885         $15,473        $9,106
Change in cumulative translation
  adjustment..........................       (35)            --             (18)           --
                                          ------         ------         -------        ------
Comprehensive income..................    $8,341         $4,885         $15,455        $9,106
                                          ======         ======         =======        ======

 8. SUBSEQUENT EVENTS

     On November 6, 1998, the Company entered into an Original Equipment Manufacturer (OEM) Product agreement with Fujitsu Limited concerning certain hardware and software products. Under the terms of the agreement, Fujitsu Limited (Fujitsu) will purchase hardware and software products from Network Appliance, Inc. (NetApp) for resale and provide visibility of the use of NetApp technology in Fujitsu filer products, press releases and on NetApp software. Fujitsu may use its own name, trade names, trademarks, symbol, logo, brand and serial numbers with regard to the use or sale of NetApp products or Fujitsu products containing or consisting of NetApp products. The agreement continues for an initial period of three years and thereafter is renewable for successive one year periods unless either party gives at least six months notice prior to the end of any such period of its intention not to renew.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

     On November 17, 1998, the Board of Directors approved a two-for-one stock split of the Company's common stock to be distributed on or about December 21, 1998 to holders of record on December 11, 1998. Pro forma share and per-share amounts have been presented within the Condensed Consolidated Statements of Income.

 9. NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

     The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                        --------------------------    --------------------------
                                        OCTOBER 30,    OCTOBER 24,    OCTOBER 30,    OCTOBER 24,
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
Net Sales.............................     100.0%         100.0%         100.0%         100.0%
Cost of Sales.........................      41.0           41.0           40.8           40.8
                                           -----          -----          -----          -----
          Gross margin................      59.0           59.0           59.2           59.2
                                           -----          -----          -----          -----
Operating Expenses:
  Sales and marketing.................      26.0           25.2           26.0           25.3
  Research and development............      10.2           10.2           10.4           10.2
  General and administrative..........       3.9            3.9            3.6            4.0
                                           -----          -----          -----          -----
          Total operating expenses....      40.1           39.3           40.0           39.5
                                           -----          -----          -----          -----
Income from operations................      18.9           19.7           19.2           19.7
Other income, net.....................       1.5            0.6            0.9            0.6
                                           -----          -----          -----          -----
Income before income taxes............      20.4           20.3           20.1           20.3
Provision for income taxes............       7.6            7.6            7.5            7.6
                                           -----          -----          -----          -----
          Net Income..................      12.8%          12.7%          12.6%          12.7%
                                           =====          =====          =====          =====

     Net Sales -- Net sales increased by 70.9% to $65.6 million for the three months ended October 30, 1998, from $38.4 million for the three months ended October 24, 1997. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include expansion of the Company's direct sales force; increased unit shipments principally due to the successful launching of the Company's F700 Filer product family during the second quarter of fiscal 1999, and the continued growth in sales of the NetApp(TM) F630; the shipment of NetCache(TM) appliances; increases in software subscription and service revenues due to a growing installed base; and increased sales of multi-protocol systems. Net sales growth was also positively impacted by a higher average selling price of the newly introduced F700 Filer product family due primarily to the increase in storage content, and an increase in the average selling price of the NetApp F630 primarily facilitated by the incorporation of fibre-channel disk drives which increase system capacity. Factors which partially offset overall net sales growth include declining unit sales of the Company's older product family and decreases in base prices of the Company's older product line due to competitive forces.

     Net sales increased by 71.3% to $123.0 million for the six months ended October 30, 1998, from $71.8 million for the six months ended October 24, 1997. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include expansion of the Company's direct sales force; increased unit shipments principally due to the successful launching of the Company's F700 Filer product family during the second quarter of fiscal 1999, and the continued growth in sales of the NetApp F630 and NetApp F520; the shipment of NetCache appliances; increases in software subscription and service revenues due to a growing installed base; and increased sales of multi-protocol systems. Net sales growth was also positively impacted by a higher average selling price of the newly introduced F700 Filer product family due primarily to the increase in storage content, and an increase in the average selling price of the NetApp F630 primarily facilitated by the incorporation of fibre-channel disk drives which increase system capacity. Factors which partially offset overall net sales growth include declining unit sales of the Company's older product family and decreases in base prices of the Company's older product line due to competitive forces.

     International net sales (including U.S. exports) grew by 95.9% and 84.2%, for the three and six-month periods ended October 30, 1998, respectively, as compared to comparable periods of the prior fiscal year. International net sales were $16.9 million, or 25.8% of total net sales, and $29.6 million, or 24.1% of total net sales, for the three and six months ended October 30, 1998, respectively. The increase in international sales for the three and six-month periods ended October 30, 1998, was primarily a result of European sales growth, due to increased headcount in the direct sales force, increased shipments of filers and the sale of NetCache appliances. Asia Pacific net sales growth for the three and six-month periods ended October 30, 1998, was also due to increased headcount in the direct sales force, increased shipments of filers and the sale of NetCache appliances, as compared to the corresponding periods of the prior fiscal year.

     There can be no assurance that the Company's net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Gross Margin -- Gross margin remained constant at 59.0% and 59.2% for the three and six-month periods ended October 30, 1998, as compared to the corresponding periods of the prior fiscal year. The consistency in the gross margin for the three and six months ended October 30, 1998, as compared to the corresponding periods of the prior fiscal year, was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies, and by increased market acceptance of the Company's product line with the continuance of the cost-reduced designs introduced in June and July 1997 and the introduction of the F700 Filer product family during the second quarter of fiscal 1999. Gross margin was also favorably impacted by the licensing of multi-protocol software and by growth in software subscription and service revenues due to a larger installed base. Factors contributing to gross margin growth were partially offset by the increase in the sales volume of the F700 product family maintaining incremental costs associated with the manufacture of filers with larger storage content and the effect of base system price reductions across the full range of filers.

     The Company's gross margin has been and will continue to be affected by a variety of factors, including: competition; product configuration; direct versus indirect sales; the mix and average selling prices of products, including software licensing; new product introductions and enhancements and the cost of components and manufacturing labor. The Company's gross margin may also vary based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems have historically generated lower overall gross margin percentages due to greater disk drive content.

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and certain promotional expenses and customer service and support costs. Sales and marketing expenses increased 76.4% to $17.1 million for the three months ended October 30, 1998 from $9.7 million for the three months ended October 24, 1997. For the six months ended October 30, 1998, sales and marketing expenses of $32.0 million reflect an increase of 76.2% over the comparable period of fiscal 1998. These expenses were 26.0% and 25.2% of net sales for the three months ended October 30, 1998 and October 24, 1997, respectively, and were 26.0% and 25.3%, respectively, of net sales for the six months then ended. The increase in absolute dollars was primarily related to the continued expansion of the Company's sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. The Company believes that its continued growth and profitability is dependent in part on the successful expansion of its international operations, and therefore, has committed significant resources to international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses increased 72.2% to $6.7 million for the three months ended October 30, 1998 from $3.9 million for the three months ended October 24, 1997. These expenses represented 10.2% of net sales for the three months ended October 30, 1998 and October 24, 1997. For the six-month periods, research and development expenses increased 75.0% to $12.8 million in fiscal 1999 from $7.3 in fiscal 1998, and represented 10.4% and 10.2% of net sales, respectively, for those periods. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts and prototyping expenses associated with the development of new products, including the NetApp F700 series filers. The Company believes that significant investments in research and development will be required to remain competitive and expects that such expenditures will continue to increase in absolute dollars. For the three and six months ended October 30, 1998 and October 24, 1997, no software development costs were capitalized, as amounts that qualified for capitalization were immaterial.

     General and Administrative -- General and administrative expenses were $2.6 million for the three months ended October 30, 1998, as compared to $1.5 million for the three months ended October 24, 1997. These expenses represented 3.9% of net sales for such periods. For the six-month periods, general and administrative expenses increased 55.7% to $4.4 million in fiscal 1999 from $2.8 million in fiscal 1998 and represented 3.6% and 4.0% of net sales, respectively, for those periods. Increases in absolute dollars were primarily as a result of increased headcount, and increases to the allowance for doubtful accounts and outside service fees. The Company believes that its general and administrative expenses will increase in absolute dollars as the Company continues to build its infrastructure.

     Other Income, net -- Other income, net, was $1.0 million and $0.2 million for the three months ended October 30, 1998 and October 24, 1997, respectively. During the six months ended October 30, 1998, other income was $1.1 million, as compared to $.4 million in the corresponding period of the prior year. The increase was due primarily to foreign currency exchange gains recorded in the second quarter of fiscal 1999.

     Provision for Income Taxes -- The Company's effective tax rate was 37.5% for both the three and six-month periods ended October 30, 1998 and October 24, 1997.

     The Company's quarterly operating results have varied in the past and may vary significantly in the future, depending on a number of factors, including: the level of competition; the size and timing of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs; supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network file server market; the mix of sales among the Company's sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; the Company's ability to successfully expand international operations; general economic trends and other factors.

     The Company conducts business internationally. Accordingly, the Company's future operating results could be materially and adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns, among other factors. Although operating results have not been materially and adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly Europe, there can be no assurance that the Company's future operating results will not be adversely affected by seasonality.

     Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog, because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Product sales are also difficult to forecast, because the network file server market is rapidly evolving and the Company's sales cycle varies substantially from customer to customer. A significant portion of the Company's revenues in any quarter may be derived from sales to a limited number of customers. Any significant deferral of these sales could have a material adverse effect on the Company's results of operations in any particular quarter; and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected. Although the Company has experienced significant revenue growth in recent periods, such growth may not be indicative of future operating results. Period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially and adversely affected.

     This Form 10-Q contains forward-looking statements about future results, which are subject to risks and uncertainties. Network Appliance's actual results may differ significantly from the results discussed in the forward-looking statements. The Company is subject to a variety of other additional risk factors, more fully described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 30, 1998, as compared to the April 30, 1998 balances, the Company's cash, cash equivalents and short-term investments increased by $9.0 million to $57.1 million. Working capital increased by $12.8 million to $82.4 million, impacted primarily by increases in cash and cash equivalents, accounts receivable and inventories, partially offset by increases in deferred revenue, accounts payable, income taxes payable and other accrued liabilities, and a decrease in short-term investments. The Company generated cash from operating activities totaling $20.2 million and $5.8 million for the six-month periods ended October 30, 1998 and October 24, 1997, respectively. Net cash provided by operating activities for the six-month period ended October 30, 1998 principally related to net income of $15.5 million, increases in income taxes payable, deferred revenue, accounts payable and other accrued liabilities, coupled with depreciation and amortization which are non-cash expenses, partially offset by increases in accounts receivable and inventories.

     The Company used $6.2 million and $3.3 million of cash during the six-month periods ended October 30, 1998 and October 24, 1997, respectively, to purchase property and equipment. The Company provided for $2.1 million and $1.7 million during the six-month periods ended October 30, 1998 and October 24, 1997, respectively, for net short-term investment redemptions. Financing activities provided $5.5 million and $2.8 million during the six-month periods ended October 30, 1998 and October 24, 1997, respectively. The increase in cash provided by financing activities for the six months ended October 30, 1998, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

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

     In June 1998, the Company signed a 25-year operating lease requiring annual lease payments of $3.1 million, commencing in October 1999, for a 6.2-acre plot in Sunnyvale, California. In connection with executing the operating lease agreement, the Company also signed an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, the Company paid a $4.5 million nonrefundable deposit. The option allows the Company to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23.7 million and its rights and obligations under this agreement may be assigned to third parties. It is the Company's intent to assign its purchase option to a third-party entity and to enter into an operating lease with the third-party entity, provided the Company can obtain satisfactory leasing terms.

     In July 1998, the Company negotiated a $5.0 million unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in July 1999, the Company must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the Lender's "prime" lending rate, such rate determined at the discretion of the Company. As of October 30, 1998, there were no borrowings under the credit facility and the line was available for draw. In December 1998, the Company drew a $2.5 million letter of credit against its line of credit to facilitate requirements associated with the acquisition of land in Sunnyvale, California and the accompanying 79,000 square foot building, described below.

     In August 1998, the Company entered into an agreement to acquire land in Sunnyvale, California and the accompanying 79,000 square foot building. Under terms of the agreement, the Company paid $2.0 million of the $16.8 million purchase price as a deposit, of which $1.0 million was paid subsequent to October 30, 1998. Upon satisfaction of certain conditions under the agreement, subsequent to October 30, 1998, the Company paid a supplemental deposit of $0.5 million. The deposits are nonrefundable with limited exceptions. The agreement allows the Company to assign its rights and obligations to a third-party entity should the Company decide to enter into an operating lease. It is the Company's intent to assign its rights and obligations to a third-party entity and enter into an operating lease, provided the Company can obtain satisfactory leasing terms. Excluding the commitments related to the aforementioned properties, which the Company intends to assign to a third party and then establish operating leases, the Company currently has no significant commitments other than commitments under operating leases. The Company believes that its existing liquidity and capital resources, including the $5.0 million line of credit, are sufficient to fund its operations for at least the next twelve months.

YEAR 2000 ISSUE

     The Year 2000 (Y2K) Issue refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. The critical areas being addressed by the Company are its internal computer systems, products made by the company and relationships with external organizations. The Company is addressing both information technology ("IT") and non-IT systems, which typically include embedded technology, such as microcontrollers.

     Although the Company is currently assessing the impact the Year 2000 Issue will have on its internal information systems, it has evaluated and selected significant computer software applications for compatibility with the year 2000, which are represented by their vendors as Y2K compliant. Most of the Company's existing business applications are already supported by Y2K compliant software. The Company has selected software, which is also represented by their vendor as Y2K compliant, to support the other business applications, in particular, the manufacturing, distribution and financial operations of the business. Expectations by the Company are to have completed installation of such software in the domestic operations by the close of the fiscal year ended April 30, 1999, followed by the early part of fiscal year 2000 for the international operations. There are no known non-IT issues that will adversely impact the Company's information systems capabilities. With the system changes implemented to date and other planned changes, the Company anticipates that its internal computer software applications will be compatible with the year 2000. In the event of any Y2K disruptions, the Company will follow the software vendors' contingency directives. The Company does not anticipate that addressing the Year 2000 Issue for its internal information systems will have a material adverse impact on its operations, financial results or cash flows. However, there can be no assurance that these costs will not be greater than anticipated, or corrective actions undertaken will be completed before any Year 2000 problems could occur.

     The Company believes that its current products are Year 2000 compliant and that new products are being designed to be Year 2000 compliant. The Company will continue performing ongoing testing. The Company has addressed non-IT issues with respect to their manufacturing facilities and determined there are no known non-IT issues that will adversely impact the Company's operations. The Company does not anticipate that addressing the Year 2000 Issue for its current and future products will have a material adverse impact on its operations, financial results or cash flows. However, there can be no assurance that these costs will not be greater than anticipated, or corrective actions undertaken will be completed before any Year 2000 problems could occur. The Year 2000 Issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's business, operating results, financial condition and cash flows.

     The Company is dependent on numerous vendors and customers, which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that the Company's operations will not be impacted by this worldwide issue. The Company has determined that its "worst case" scenario is with respect to Y2K issues with external organizations. The Company is continually addressing the Y2K issues with external organizations. This involves customers, suppliers and service providers. Although the initial review does not indicate any significant risk, this will be an ongoing effort. The Company's initial survey of its suppliers and service providers for Y2K readiness has resulted in a majority of the responses being favorable in relationship to Y2K compliance. Of the relationships with certain key suppliers, all appear to be Y2K compliant. If key suppliers fail to adequately address the Year 2000 Issue for the products they provide the Company, this could have a material adverse impact on the Company's business, operating results, financial condition or cash flows. The Company is still assessing the effect the Year 2000 Issue will have on its suppliers and, at this time cannot determine the impact it will have. The Company will consider alternative vendors as a contingency plan, if deemed necessary.

     With the actions that have been taken and the other planned activities, the Company is not anticipating any significant disruption of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     10.20 OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Registrant.

     27.1   Financial Data Schedule.

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

                                          NETWORK APPLIANCE, INC.
                                          (Registrant)

                                                  /s/ JEFFRY R. ALLEN

                                          --------------------------------------
                                                     Jeffry R. Allen
                                                Vice President Finance and
                                           Operations, Chief Financial Officer
                                              (Principal Financial Officer)

     Date: December 11, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.20*   OEM Distribution and License Agreement, dated October 27,
         1998, by and between Dell Products L.P. and the Registrant.
27.1     Financial Data Schedule

------------------

*Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.