Form 10-Q
period 1999-01-29
NETWORK APPLIANCE INC
filed 1999-03-15
CIK 1002047

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                                 ---------------
(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27130

                             NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                          77-0307520
(STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


       2770 SAN TOMAS EXPRESSWAY,                                95051
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

    Yes [X]     No [   ]

    Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
                     CLASS                         JANUARY 29, 1999
                     -----                         ----------------
                Common Stock..................       69,396,295



================================================================================

                                TABLE OF CONTENTS



                                                                                                      PAGE NO.
                                                                                                      --------
                                       PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets as of January 29, 1999 and April 30, 1998              2
             Condensed Consolidated Statements of Income for the three and nine months
               ended January 29, 1999 and January 23, 1998                                                3
             Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
               January 29, 1999 and January 23, 1998                                                      4
             Notes to Condensed Consolidated Financial Statements                                         5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations          10
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                     16

                                         PART II--OTHER INFORMATION

Item 1.   Legal Proceedings                                                                              17
Item 2.   Changes in Securities                                                                          17
Item 3.   Defaults Upon Senior Securities                                                                17
Item 4.   Submission of Matters to Vote of Securityholders                                               17
Item 5.   Other Information                                                                              17
Item 6.   Exhibits and Reports on Form 8-K                                                               18
SIGNATURE                                                                                                19

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          JANUARY 29,         APRIL 30,
                                                             1999               1998
                                                          -----------        ---------
                                                          (UNAUDITED)

                               ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                            $  59,886         $  37,315
      Short-term investments                                   8,150            10,800
      Accounts receivable, net                                50,735            34,313
      Inventories                                             11,751             8,707
      Prepaid expenses and other                               3,235             2,524
      Deferred taxes                                           9,963             5,280
                                                           ---------         ---------
           Total current assets                              143,720            98,939
PROPERTY AND EQUIPMENT, NET                                   17,204            12,217
DEPOSITS                                                       7,000                --
OTHER ASSETS                                                   4,724             4,580
                                                           ---------         ---------
                                                           $ 172,648         $ 115,736
                                                           =========         =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                     $   8,296         $  10,041
      Income taxes payable                                     1,384             1,782
      Accrued compensation and related benefits               11,672             8,485
      Other accrued liabilities                                7,362             4,201
      Deferred revenue                                         8,078             4,799
                                                           ---------         ---------
           Total current liabilities                          36,792            29,308
LONG-TERM OBLIGATIONS                                            116               163
                                                           ---------         ---------
                                                              36,908            29,471
                                                           ---------         ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common stock                                            90,655            65,924
      Retained earnings                                       45,208            20,341
      Cumulative translation adjustment                         (123)               --
                                                           ---------         ---------
           Total shareholders' equity                        135,740            86,265
                                                           ---------         ---------
                                                           $ 172,648         $ 115,736
                                                           =========         =========



      See accompanying notes to condensed consolidated financial statements

                             NETWORK APPLIANCE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                               -------------------------   -------------------------
                                               JANUARY 29,   JANUARY 23,   JANUARY 29,   JANUARY 23,
                                                  1999          1998          1999          1998
                                               -----------   -----------   -----------   -----------
NET SALES                                       $ 75,616      $ 43,984      $198,616      $115,805
COST OF SALES                                     30,818        17,880        80,938        47,196
                                                --------      --------      --------      --------
    Gross Margin                                  44,798        26,104       117,678        68,609
                                                --------      --------      --------      --------

OPERATING EXPENSES:
    Sales and marketing                           19,831        11,187        51,830        29,352
    Research and development                       7,815         4,420        20,618        11,738
    General and administrative                     2,655         1,852         7,092         4,701
                                                --------      --------      --------      --------
         Total operating expenses                 30,301        17,459        79,540        45,791
                                                --------      --------      --------      --------

INCOME FROM OPERATIONS                            14,497         8,645        38,138        22,818

OTHER INCOME, NET                                    542           243         1,658           640
                                                --------      --------      --------      --------
INCOME BEFORE INCOME TAXES                        15,039         8,888        39,796        23,458
PROVISION FOR INCOME TAXES                         5,645         3,333        14,929         8,797
                                                --------      --------      --------      --------

NET INCOME                                      $  9,394      $  5,555      $ 24,867      $ 14,661
                                                ========      ========      ========      ========

NET INCOME PER SHARE (1):
    Basic                                       $   0.14      $   0.08      $   0.37      $   0.23
                                                ========      ========      ========      ========
    Diluted                                     $   0.12      $   0.08      $   0.32      $   0.21
                                                ========      ========      ========      ========
SHARES USED IN PER SHARE CALCULATIONS (1):
    Basic                                         68,738        65,422        67,803        64,562
                                                ========      ========      ========      ========
    Diluted                                       78,932        72,500        76,679        71,448
                                                ========      ========      ========      ========


(1) Share and per share amounts have been adjusted to reflect the two-for-one stock split which was effective December 21, 1998.



      See accompanying notes to condensed consolidated financial statements

                             NETWORK APPLIANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                            --------------------------
                                                            JANUARY 29,    JANUARY 23,
                                                               1999           1998
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 24,867       $ 14,661
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                           7,091          3,885
        Provision for doubtful accounts                         5,675            216
        Deferred income taxes                                  (4,683)           (77)
        Deferred rent                                             (47)           (29)
        Changes in assets and liabilities:
          Accounts receivable                                 (22,199)       (12,989)
          Inventories                                          (3,065)           875
          Prepaid expenses and other assets                    (1,069)          (764)
          Accounts payable                                     (1,745)         2,489
          Income taxes payable                                 11,812          1,657
          Accrued compensation and related benefits             3,187          2,433
          Other accrued liabilities                             3,385          1,737
          Deferred revenue                                      3,279          2,105
                                                             --------       --------
              Net cash provided by operating activities        26,488         16,199
                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                        (15,230)        (7,600)
   Redemptions of short-term investments                       17,880          9,266
   Purchases of property and equipment                        (11,615)        (4,886)
   Payment of deposits, net                                    (7,000)            --
                                                             --------       --------
              Net cash used in investing activities           (15,965)        (3,220)
                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term obligations                             --            (12)
   Proceeds from sale of common stock, net                     12,048          4,815
                                                             --------       --------
              Net cash provided by financing activities        12,048          4,803
                                                             --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      22,571         17,782

CASH AND CASH EQUIVALENTS:
   Beginning of period                                         37,315         21,520
                                                             --------       --------
   End of period                                             $ 59,886       $ 39,302
                                                             ========       ========


NONCASH INVESTING AND FINANCING ACTIVITIES:
   Deferred stock compensation                               $    473       $    714
   Income tax  benefit from employee stock transactions      $ 12,210       $     --
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                         $  7,031       $  7,138



      See accompanying notes to condensed consolidated financial statements

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and nine-month periods ended January 29, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1998 and the risk factors as set forth in our Annual Report on Form 10-K, including, without limitation, risks relating to history of operating losses, fluctuating operating results, dependence on new products, rapid technological change, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, the effect of certain anti-takeover provisions and the Year 2000 Issue. Any party interested in reviewing these publicly available documents should contact the SEC or our Chief Financial Officer.

2.       SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Periods - We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 1999 is a 53-week year. Fiscal 1998 was a 52-week year. The quarter ended January 29, 1999 includes 13 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year. The nine months ended January 29, 1999 includes 40 weeks of activity, compared to 39 weeks of activity for the corresponding period of the prior fiscal year.

    Foreign Currency Translation - In the first quarter of fiscal 1999, we determined that the functional currencies of certain of our foreign subsidiaries had changed from the U.S. dollar to the local currencies. Accordingly, assets and liabilities of our foreign subsidiaries are translated in U.S. dollars at the exchange rates in effect as of the balance sheet date, and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments have been included within shareholders' equity as a cumulative translation adjustment. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flow.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  INVENTORIES

    Inventories consist of the following:

                                  JANUARY 29,      APRIL 30,
                                     1999            1998
                                --------------   -------------
                                (IN THOUSANDS)
          Purchased components      $ 4,410        $ 4,494
          Work in process             2,825          1,889
          Finished goods              4,516          2,324
                                    ----------------------
                                    $11,751        $ 8,707
                                    ======================

4.  COMMITMENTS

    In June 1998, we executed an agreement to acquire 5.9 acres of land in Sunnyvale, California and the accompanying 127,000 square foot building. Under terms of the agreement, we paid $5.5 million of the $33.8 million purchase price as a nonrefundable deposit. In January 1999, we assigned our rights and obligations under the agreement to a third-party entity and in exchange received back our $5.5 million deposit. We subsequently entered into a $44.0 million operating lease for this property. Our lease payments will vary based on the London Interbank Offered Rate (LIBOR) plus a spread. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $44.0 million , or arrange for the sale of the property to a third party for at least $44.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $37.0 million. The lease also requires us to maintain specified financial covenants with which we were in compliance as of January 29, 1999.

    In June 1998, we signed a 25-year operating lease requiring annual lease payments of $3.1 million, commencing in October 1999, for a 6.2-acre plot in Sunnyvale, California and an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, we paid a $4.5 million nonrefundable deposit. The option allows us to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23.7 million. Our rights and obligations under this agreement may be assigned to third parties, which we intend to do if we can obtain satisfactory leasing terms.

    In August 1998, we entered into an agreement to acquire 6.0 acres of land in Sunnyvale, California and the accompanying 79,000 square foot building. Under terms of the agreement, we paid $2.5 million of the $16.8 million purchase price as a deposit, including $0.5 million in November 1998 upon satisfaction of certain conditions under the agreement. The deposits are nonrefundable with limited exceptions. Our rights and obligations under this agreement may be assigned to third parties, which we intend to do if we can obtain satisfactory leasing terms.

    Excluding the commitments related to the aforementioned properties, which we intend to assign to third parties and establish as operating leases, we currently have no significant commitments other than commitments under operating leases.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  LINE OF CREDIT

    In July 1998, we negotiated a $5.0 million unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in July 1999, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the Lender's "prime" lending rate, such rate determined at our discretion. In December 1998, we drew a $2.5 million letter of credit against this line of credit to facilitate payments associated with the August 1998 acquisition of land in Sunnyvale, California and the accompanying 79,000 square foot building.

6.  COMMON STOCK AND NET INCOME PER SHARE

    We have adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), effective in the third quarter of fiscal 1998. SFAS 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options.

    On December 21, 1998, We effected a two-for-one stock split of the outstanding shares of common stock. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

    The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      JANUARY 29,    JANUARY 23,    JANUARY 29,    JANUARY 23,
                                                         1999           1998           1999           1998
                                                      -----------    -----------    -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME (NUMERATOR):
    Net income, basic and diluted                      $  9,394       $  5,555       $ 24,867       $ 14,661
                                                       ========       ========       ========       ========

SHARES (DENOMINATOR):
    Weighted average common shares outstanding           68,812         66,704         68,144         66,234
    Weighted average common shares outstanding
      subject to repurchase                                 (74)        (1,282)          (341)        (1,672)
                                                       --------       --------       --------       --------
    Shares used in basic computation                     68,738         65,422         67,803         64,562
    Weighted average common shares outstanding
      subject to repurchase                                  74          1,282            341          1,672
    Common shares issuable upon exercise of stock
      options                                            10,120          5,796          8,535          5,214
                                                       --------       --------       --------       --------
    Shares used in diluted computation                   78,932         72,500         76,679         71,448
                                                       ========       ========       ========       ========

Net Income Per Share:

    Basic                                              $   0.14       $   0.08       $   0.37       $   0.23
                                                       ========       ========       ========       ========
    Diluted                                            $   0.12       $   0.08       $   0.32       $   0.21
                                                       ========       ========       ========       ========


7.       COMPREHENSIVE INCOME

    We have adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on our net income or shareholders' equity.

    The components of comprehensive income, net of tax, are as follows:

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     JANUARY 29,    JANUARY 23,   JANUARY 29,    JANUARY 23,
                                                        1999           1998          1999           1998
                                                     -----------    -----------   -----------    -----------
                                                                          (IN THOUSANDS)
     Net income                                       $  9,394       $  5,555      $ 24,867       $ 14,661
     Change in cumulative translation adjustment          (105)            --          (123)            --
                                                      --------       --------      --------       --------
     Comprehensive income                             $  9,289       $  5,555      $ 24,744       $ 14,661
                                                      ========       ========      ========       ========

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.       NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes interim and annual reporting standards for an enterprise's business segments and related disclosures about its products, services and geographic areas. We have not yet identified our reporting segments. This statement is effective for us beginning at fiscal year end 1999. Adoption of this statement is not expected to impact our consolidated financial position, results of operations or cash flows.

    In the first quarter of fiscal 1999, we adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue for software transactions. SOP 97-2 requires, among other things, revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although we have not fully assessed the implications of this new statement, we do not believe adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                JANUARY 29,    JANUARY 23,    JANUARY 29,    JANUARY 23,
                                                   1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
     Net sales                                     100.0%         100.0%         100.0%         100.0%
     Cost of sales                                  40.8%          40.7%          40.8%          40.8%
                                                  ------         ------         ------         ------
             Gross margin                           59.2%          59.3%          59.2%          59.2%
                                                  ------         ------         ------         ------
     Operating expenses:
             Sales and marketing                    26.2%          25.4%          26.1%          25.3%
             Research and development               10.3%          10.0%          10.4%          10.1%
             General and administrative              3.5%           4.2%           3.5%           4.1%
                                                  ------         ------         ------         ------
                  Total operating expenses          40.0%          39.6%          40.0%          39.5%
                                                  ------         ------         ------         ------
     Income from operations                         19.2%          19.7%          19.2%          19.7%
     Other income, net                               0.7%           0.5%           0.8%           0.6%
                                                  ------         ------         ------         ------
     Income before income taxes                     19.9%          20.2%          20.0%          20.3%
     Provision for income taxes                      7.5%           7.6%           7.5%           7.6%
                                                  ------         ------         ------         ------
     Net income                                     12.4%          12.6%          12.5%          12.7%
                                                  ======         ======         ======         ======


     Net Sales -- Net sales increased by 71.9% to $75.6 million for the three months ended January 29, 1999, from $44.0 million for the three months ended January 23, 1998. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include: expansion of our direct sales force; increased unit shipments principally due to the successful launching of our F700 filer product family during the second quarter of fiscal 1999; the increased worldwide shipment of NetApp(R) cluster failover and NetCache(TM) solutions; increases in licensing of multi-protocol software, software subscription and service revenues due to a growing installed base; and increased sales of multi-protocol systems. Net sales growth was also positively impacted by a higher average selling price of the newly introduced F700 filer product family due primarily to the increase in storage content utilizing primarily fibre-channel connectivity. Factors which partially offset overall net sales growth include declining unit sales of our older product family and decreases in base prices of our older product line due to competitive forces.

    Net sales increased by 71.5% to $198.6 million for the nine months ended January 29, 1999, from $115.8 million for the nine months ended January 23, 1998. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include: expansion of our direct sales force; increased unit shipments principally due to the successful launching of our F700 filer product family during the second quarter of fiscal 1999, the increased worldwide shipment of NetApp cluster failover and NetCache solutions and the growth in sales of the NetApp F630; increases in licensing of multi-protocol software, software subscription and service revenues due to a growing installed base; and increased sales of multi-protocol systems. Net sales growth was also positively impacted by a higher average selling price of the newly introduced F700 filer product family due primarily to the increase in storage content, and an increase in the average selling price of the NetApp F630 primarily facilitated by the incorporation of fibre-channel disk drives which increase system capacity. Factors which partially offset overall net sales growth include declining unit sales of our older product family and decreases in base prices of our older product line due to competitive forces.

    International net sales (including United States exports) grew by 167.6% and 119.3%, for the three and nine-month periods ended January 29, 1999, respectively, as compared to comparable periods of the prior fiscal year. International net sales were $31.3 million, or 41.4% of total net sales, and $60.9 million, or 30.7% of total net sales, for the three and nine months ended January 29, 1999, respectively. The increase in international sales for the three and nine-month periods ended January 29, 1999, was primarily a result of European sales growth, due to increased headcount in the direct sales force, indirect channel sales through resellers, shipments of filers and sales of our new NetApp Cluster Failover solutions and NetCache appliances. Asia Pacific net sales growth for the three and nine-month periods ended January 29, 1999, was also driven by increased headcount in the direct sales force, increased shipments of filers and the sale of NetCache appliances, as compared to the corresponding periods of the prior fiscal year.

    We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

    Gross Margin -- Gross margin decreased slightly to 59.2% for the three months ended January 29, 1999 from 59.3% for the three months ended January 23, 1998 but remained constant at 59.2% for the nine-month periods ended January 29, 1999 and January 23, 1998. Primary factors positively impacting gross margin were the increase in product volume, lower costs of key components, increased manufacturing efficiencies, increased market acceptance of our product line with the continuance of the cost-reduced designs introduced in the second quarter of fiscal 1999, the introduction of the F700 filer product family and NepApp Cluster Failover system during the second quarter of fiscal 1999 and the revenue growth in NetCache appliances. Gross margin was also favorably impacted by the licensing of multi-protocol software and support contracts, and by growth in software subscription and service revenues due to a larger installed base. Primary factors negatively impacting gross margin were the increase in the sales volume of the F700 product family maintaining incremental costs associated with greater disk drive and memory content and the effect of base system price reductions across the full range of older generations filers.

    Our gross margin has been and will continue to be affected by a variety of factors, including: competition; product configuration; direct versus indirect sales; the mix and average selling prices of products, including software licensing; new product introductions and enhancements; and the cost of components and manufacturing labor. Our gross margin may also vary based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems have historically generated lower overall gross margin percentages due to greater disk drive and memory content.

    Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and certain promotional expenses and customer service and support costs. Sales and marketing expenses increased 77.3% to $19.8 million for the three months ended January 29, 1999 from $11.2 million for the three months ended January 23, 1998. For the nine months ended January 29, 1999, sales and marketing expenses of $51.8 million reflect an increase of 76.6% over the comparable period of fiscal 1998. These expenses were 26.2% and 25.4% of net sales for the three months ended January 29, 1999 and January 23, 1998, respectively, and were 26.1% and 25.3%, respectively, of net sales for the nine months then ended. The increase in absolute dollars was primarily related to the continued expansion of our sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

    Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses increased 76.8% to $7.8 million for the three months ended January 29, 1999 from $4.4 million for the three months ended January 23, 1998. These expenses represented 10.3% and 10.0% of net sales, respectively for the three months ended January 29, 1999 and January 23, 1998. For the nine-month periods, research and development expenses increased 75.7% to $20.6 million in fiscal 1999 from $11.7 in fiscal 1998, and represented 10.4% and 10.1% of net sales, respectively, for those periods. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts and prototyping expenses associated with the development of new products, including the NetApp F700 series filers and the C700 family, the second generation of our NetCache appliances. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and to introduce new products and expect that such expenditures will continue to increase in absolute dollars. For the three and nine months ended January 29, 1999 and January 23, 1998, no software development costs were capitalized.

    General and Administrative -- General and administrative expenses were $2.7 million for the three months ended January 29, 1999, as compared to $1.9 million for the three months ended January 23, 1998. These expenses represented 3.5% and 4.2% of net sales for the three months ended for such periods. For the nine-month periods, general and administrative expenses increased 50.9% to $7.1 million in fiscal 1999 from $4.7 million in fiscal 1998 and represented 3.5% and 4.1% of net sales, respectively, for those periods. Increases in absolute dollars were primarily due to increased headcount, and increases to the allowance for doubtful accounts and outside service fees. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

    Other Income, net -- Other income, net, was $0.5 million and $0.2 million for the three months ended January 29, 1999 and January 23, 1998, respectively. During the nine months ended January 29, 1999, other income was $1.7 million, as compared to $0.6 million in the corresponding period of the prior year. The increase was due primarily to foreign currency exchange gains recorded in the second quarter of fiscal 1999.

    Provision for Income Taxes -- Our effective tax rate was 37.5% for both the three and nine-month periods ended January 29, 1999 and January 23, 1998.

    Although we have experienced significant revenue growth in recent periods, this growth may not be indicative of our future operating results. As a result, we believe that period-to-period comparisons of our results of operation are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following: the level of competition in our target product markets; the size and timing and cancellation of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by us or our competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by us or our competitors; our ability to timely develop, introduce and market new products and enhancements; supply constraints; technological changes in our target product markets; the levels of expenditure on research and development and expansion of our sales and marketing programs; seasonality; and general economic trends.

    In addition, sales for any future quarter may vary and accordingly be inconsistent with our plans. We generally operate with limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Product sales are difficult to forecast because the network file server market is rapidly evolving and our sales cycle varies substantially from customer to customer.

    We conduct business internationally. For the nine months ended January 29, 1999, approximately 31% of our net sales were to international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

    Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We do not currently engage in hedging transactions, but may do so in the future.

    Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles, difficulties in managing international operations and potentially adverse tax consequences. We cannot assure you that such factors will not materially adversely affect our future international sales and, consequently, our operating results.

    Although operating results have not been materially and adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly in Europe, we cannot assure you that our future operating results will not be adversely affected by seasonality.

    We believe that continued growth and profitability will require successful expansion of our international operations and sales and therefore we have committed significant resources to such expansion. In order to successfully expand international sales in fiscal 1999 and subsequent periods, we must strengthen foreign operations, hire additional personnel and recruit additional international distributors and resellers. This will require significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international sales will be limited, and our operating results could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

      This Form 10-Q contains forward-looking statements about future results, which are subject to risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. We are subject to a variety of other additional risk factors, more fully described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

    As of January 29, 1999, as compared to the April 30, 1998 balances, our cash, cash equivalents and short-term investments increased by $19.9 million to $68.0 million. Working capital increased by $37.3 million to $106.9 million, impacted primarily by increases in cash and cash equivalents, accounts receivable, inventories and deferred taxes and a decrease in accounts payable, partially offset by increases in deferred revenue, accrued compensation and related benefits, income taxes payable and other accrued liabilities, and a decrease in short-term investments. We generated cash from operating activities totaling $26.5 million and $16.2 million for the nine-month periods ended January 29, 1999 and January 23, 1998, respectively. Net cash provided by operating activities for the nine-month period ended January 29, 1999 principally related to net income of $24.9 million, increases in income taxes payable, deferred revenue and other accrued liabilities, coupled with depreciation and amortization which are non-cash expenses, partially offset by increases in accounts receivable, inventories, prepaid expenses and other assets and deferred income taxes and decreases in accounts payable.

    We used $11.6 million and $4.9 million of cash during the nine-month periods ended January 29, 1999 and January 23, 1998, respectively, to purchase property and equipment. We were provided with $2.7 million and $1.7 million during the nine-month periods ended January 29, 1999 and January 23, 1998, respectively, for net short-term investment redemptions. Financing activities provided $12.0 million and $4.8 million during the nine-month periods ended January 29, 1999 and January 23, 1998, respectively.

The increase in cash provided by financing activities for the nine months ended January 29, 1999, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

    In June 1998, we executed an agreement to acquire 5.9 acres of land in Sunnyvale, California and the accompanying 127,000 square foot building. Under terms of the agreement, we paid $5.5 million of the $33.8 million purchase price as a nonrefundable deposit. In January 1999, we assigned our rights and obligations under the agreement to a third-party entity and in exchange received back our $5.5 million deposit. We subsequently entered into a $44.0 million operating lease for this property. Our lease payments will vary based on the London Interbank Offered Rate (LIBOR) plus a spread. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $44.0 million , or arrange for the sale of the property to a third party for at least $44.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $37.0 million. The lease also requires us to maintain specified financial covenants with which we were in compliance as of January 29, 1999.

    In June 1998, we signed a 25-year operating lease requiring annual lease payments of $3.1 million, commencing in October 1999, for a 6.2-acre plot in Sunnyvale, California and an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, we paid a $4.5 million nonrefundable deposit. The option allows us to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23.7 million. Our rights and obligations under this agreement may be assigned to third parties, which we intend to do if we can obtain satisfactory leasing terms.

    In July 1998, we negotiated a $5.0 million unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in July 1999, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the Lender's "prime" lending rate, such rate determined at our discretion. In December 1998, we drew a $2.5 million letter of credit against our line of credit to facilitate requirements associated with the acquisition of land in Sunnyvale, California and the accompanying 79,000 square foot building, described below.

    In August 1998, we entered into an agreement to acquire 6.0 acres of land in Sunnyvale, California and the accompanying 79,000 square foot building. Under terms of the agreement, we paid $2.5 million of the $16.8 million purchase price as a deposit, including $0.5 million in November 1988 upon satisfaction of certain conditions under the agreement. The deposits are nonrefundable with limited exceptions. Our rights and obligations under this agreement may be assigned to third parties, which we intend to do if we can obtain satisfactory leasing terms.

    Excluding the commitments related to the aforementioned properties, which we intend to assign to third parties and establish as operating leases, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under the $5.0 million line of credit described in Note 5, are sufficient to fund our operations for at least the next twelve months.

YEAR 2000

    The Year 2000 (Y2K) issue refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. As a result, many companies' systems and software may need to be upgraded or replaced in order to function correctly after December 31, 1999.

    We are currently conducting a general software upgrade and replacement program to enhance our computer systems and applications, in particular those systems and applications related to our manufacturing, distribution and financial operations. As part of this larger program we are continuing to address the critical areas of our internal computer systems, products and relationships with external organizations for Year 2000 compliance. We are addressing for Year 2000 compliance both our information technology (IT) and non-IT systems, which typically included embedded technology such as microcontrollers.

    As part of our larger efforts general systems upgrade we have evaluated and selected significant computer software applications which are represented by vendors as Year 2000 compliant. We expect to complete installation of such software in our domestic operations by the first quarter of fiscal year 2000, followed by installation in our international operations by mid-year 1999. Most of our existing business applications are already supported by Year 2000 compliant software. With the system changes implemented to date and other planned changes, we anticipate that our internal computer software applications will be Year 2000 complaint prior to December 31, 1999. We believe that our current products are Year 2000 compliant, and our products are being designed to be Year 2000 compliant.

    We rely on numerous third party vendors for certain products and services. We are communicating with our principal service providers and suppliers to assess their Year 2000 readiness. Responses indicate that our significant service providers currently have compliant versions of their systems available or are well into the renovation and testing phases with completion scheduled prior to December 31, 1999. We are still assessing the effect Year 2000 issues will have on our suppliers, however, our principal service providers and suppliers have represented to us that they are Year 2000 compliant. However, we can give no guarantee that the systems and products of these service providers and suppliers on which we rely are, or will be, Year 2000 compliant.

    Our contingency planning for Year 2000 issues relates primarily to the efforts of our third-party vendors. In the event of any Year 2000 disruptions related to third-party software, we expect to follow the individual vendor's contingency directives. With respect to suppliers, we will consider alternative sources as a contingency plan, if necessary. Contingency planning will continue throughout 1999 and our plans will be modified based upon the progress of our remediation efforts, system updates and installations and based upon our communications with selected suppliers. We have determined that our "worst case" scenario relates to Year 2000 compliance problems of our third party vendors and suppliers and other external organizations which if not remedied could materially adversely affect our operating results.

    The costs we expect to incur, including both internal and third party costs, in connection with our overall general systems upgrade program, are primarily external costs for software licenses, and implementation and consulting services. These systems and applications were selected primarily for features and functionality in addition to Year 2000 compliance. Accordingly, we do not itemize costs of Year 2000 compliance separately.

    Our expectations regarding the impact of Year 2000 issues are forward looking statements and actual results could vary due to the factors discussed in this section. While we believe that the estimated cost of becoming Year 2000 compliant will not be significant to our operating results, failure to complete all the work in a timely manner could materially adversely affect our operating results. While we expect all planned work to be completed, we cannot guarantee that all systems will be in compliance by the Year 2000, the systems of suppliers and other companies and government agencies on which we rely will be converted in a timely manner, or that our contingency planning will be able to fully address all potential interruptions. Therefore, Year 2000 issues could cause delays in our ability to produce or ship our products, process transactions or otherwise conduct business in any of our markets. Year 2000 issues could lower demand for our products while increasing our costs. The occurrence of one or more of these factors could materially adversely affect our operating results.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes interim and annual reporting standards for an enterprise's business segments and related disclosures about its products, services and geographic areas. We have not yet identified our reporting segments. This statement is effective for us beginning at fiscal year end 1999. Adoption of this statement is not expected to impact our consolidated financial position, results of operations or cash flows.

    In the first quarter of fiscal 1999, we adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue for software transactions. SOP 97-2 requires, among other things, revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although we have not fully assessed the implications of this new statement, we do not believe adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

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

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

           3.2       Certificate of Amendment to the Restated Articles of
                     Incorporation of the Registrant

           10.21     Amended Purchase and Sale Agreement, dated December 9,
                     1998, by and between Martin/Crossman, LLC and the Registrant

           10.22     Amended Purchase and Sale Agreement, dated December 21,
                     1998, by and between 495 Java Drive Associates, L.P. and the Registrant

           10.23     Lease Agreement, dated January 20, 1999, by and between BNP
                     Leasing Corporation and the Registrant

           10.24     Purchase Agreement, dated January 20, 1999, by and between
                     BNP Leasing Corporation and the Registrant

           10.25     Pledge Agreement, dated January 20, 1999, by and between
                     BNP Leasing Corporation, Banque Nationale De Paris and the
                     Registrant

           10.30     OEM Distribution and License Agreement, dated November 6,
                     1998, by and between Fujitsu Limited and the Registrant

           27.1      Financial Data Schedule

     (b) REPORTS ON FORM 8-K

           None

                                    SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETWORK APPLIANCE, INC.
                                        (Registrant)

                                             /s/      JEFFRY R. ALLEN
                                        ----------------------------------------
                                                     Jeffry R. Allen
                                               Vice President Finance and
                                           Operations,Chief Financial Officer
                                               (Principal Financial Officer)

Date: March 15, 1999

                                  EXHIBIT INDEX

                                   DESCRIPTION


           EXHIBIT
           NUMBER

           3.2       Certificate of Amendment to the Restated Articles of
                     Incorporation of the Registrant

           10.21     Amended Purchase and Sale Agreement, dated December 9,
                     1998, by and between Martin/Crossman, LLC and the Registrant

           10.22     Amended Purchase and Sale Agreement, dated December 21,
                     1998, by and between 495 Java Drive Associates, L.P. and the Registrant

           10.23     Lease Agreement, dated January 20, 1999, by and between BNP
                     Leasing Corporation and the Registrant

           10.24     Purchase Agreement, dated January 20, 1999, by and between
                     BNP Leasing Corporation and the Registrant

           10.25     Pledge Agreement, dated January 20, 1999, by and between
                     BNP Leasing Corporation, Banque Nationale De Paris and the
                     Registrant

           10.30     OEM Distribution and License Agreement, dated November 6,
                     1998, by and between Fujitsu Limited and the Registrant

           27.1      Financial Data Schedule