Form 10-K
period 1999-04-30
NETWORK APPLIANCE INC
filed 1999-07-12
CIK 1002047

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K
 (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999
                                       OR

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


                              495 EAST JAVA DRIVE,
                           SUNNYVALE, CALIFORNIA 94089
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 822-6000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant, as of May 28, 1999, was $3,437,341,372 (based on the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On May 28, 1999, 72,892,671 shares of the Registrant's common stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference from the definitive Proxy Statement for our annual meeting of shareholders to be held on October 26, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1999.

================================================================================

This Annual Report on Form 10-K contains forward looking statements that are accompanied by cautionary statements that identify important factors that could cause actual results to differ materially from those in the forward looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

        Network Appliance pioneered the concept of the "network appliance," an extension of the industry trend toward specialized devices that perform a specific function in the network, similar to the development of the router for network communications. Today we are the leading supplier of network attached data storage and access devices, called filers. Our first filer product was specifically designed to improve the storage and accessibility of data stored on a network. In late 1997, we introduced an Internet caching appliance, our second product category, designed to achieve Internet bandwidth savings and to improve performance by moving data closer to end-users. This product is designed to benefit customers struggling with Web data traffic that is, according to market analysts, doubling every three months. Our filers are faster, more highly available and easier to operate than similarly configured and competitively priced products. This filer performance is accomplished by a specialized and patented software system optimized to exclusively perform file service tasks, thus providing performance advantages as compared to general purpose computers used as file servers.

         Initially, we marketed our filers primarily in the UNIX(R) environment in high technology companies seeking to achieve leading edge performance. Thereafter, we significantly expanded our market by supporting heterogeneous Windows NT(R), UNIX and Web platforms. More recently we began marketing our products to users of leading database and enterprise software applications, such as applications offered by Oracle Corp., Sybase, Inc. and SAP AG. In fiscal 1999, we intensified our focus on the Windows NT market and entered into OEM agreements with Dell Computer Corporation and Fujitsu Limited.

PRODUCTS

        Filers. Our first Network Appliance(TM) product was a filer developed for the UNIX environment. Subsequently, we added the capability for the filer to handle the heterogeneous network environment of UNIX, Windows NT and HTTP protocols. Current products include: the NetApp(R) F720, an entry-level filer targeted for workgroups and smaller application environments, the NetApp F740, designed to address the needs of large departments, and the NetApp F760, an enterprise class filer. All filers are based on a PCI-bus architecture and come packaged in rack mountable enclosures. The NetApp F700-series filers are all based on the Digital(R) Alpha(R) processor and support either SCSI or fibre channel arbitrated loop (FC-AL) conventions as storage options.

        All of our filers include the Data ONTAP(TM) operating system and one base or standard protocol (either NFS, CIFS or HTTP). Data ONTAP delivers simultaneous file service to UNIX, Windows NT and Web clients. Data ONTAP, versions 5.0 and higher, supports multiple volume server partitioning, a popular strategy for modularizing, consolidating and administering data according to applications, data types and organizational needs. Native multi-protocol functionality can be easily added through licensing non-base protocols at an additional cost. Cluster failover software technology, which automatically senses a system failure and switches all file service functions to its cluster partner, is available on the NetApp F740 and NetApp F760 products. Two software features were introduced in the fourth quarter of fiscal 1999, SnapMirror(TM) and SnapRestore(TM) which are based on the Snapshot(TM) technology.

SnapMirror and SnapRestore allow enterprise, database and e-commerce customers to implement multi-terabyte data management systems for remote mirroring, enterprise backup, disaster recovery and data replication. These data protection tools enhance our filers' performance allowing customers to minimize downtime, eliminate unnecessary storage investment and time consuming backup routines. SecureAdmin(TM) is a security product that allows administrators to conduct encrypted sessions with the filer over the Internet or corporate intranets. SnapMirror, SnapRestore and SecureAdmin are available with Data ONTAP version
5.3 on our NetApp filer and NetCache(TM) systems.

        NetCache Appliances. NetCache appliances were developed to address the explosive growth of Internet traffic that is slowing Web data access. The rapid growth and increasing richness of web content, including images, audio, video and downloadable applications are creating a greater demand for bandwidth. NetCache appliances scale network infrastructure by distributing content closer to the end-users and improving end-user performance. Web access delays can be substantially reduced if frequently accessed data is stored or "cached" nearer to the end-user. Our NetCache solutions incorporate the following capabilities:
(i) remote deployability requiring little maintenance, (ii) high object caching "hit rates" so that trips over the Internet are minimized and (iii) high scalability that can handle many users. Using the proprietary software and standards-compliant hardware developed for our filers, we developed and are selling our NetCache family of appliances.

        In April 1999, we announced NetCache(R) 3.4, our next generation of NetCache products to help customers grow network infrastructure and manage mission critical data. This release includes features that provide customers with a fast, cost-effective way to administer corporate Internet/Intranet access policies and offers advanced security features, including user authentication, filtering and auditing. With our patented Write Anywhere File Layout WAFL(TM) file system, microkernel OS and advanced caching algorithms, NetCache appliances provide enhanced response times and throughput. Our NetCache appliance architecture with integrated RAID (redundant array of independent disks) also guarantees data and system availability even after a disk failure.

        Current products include the entry-level NetApp C720s, a dedicated caching appliance designed for smaller ISP and enterprise environments, the NetApp C720, designed for remote, low administrative overhead environments such as Internet Points-of-Presence (POPs), web hosting and content providers and larger enterprises, and the NetApp C760, which supports the most demanding, data-intensive caching environments.

        Our product list prices range from $20,000 to $750,000, depending primarily on the model purchased and product configuration.

SALES AND MARKETING

        We seek to market and distribute our products and technology globally. In North America, we employ a multi-tiered distribution strategy, which focuses on product sales to end-users through a direct sales force, as well as selected value-added resellers in certain geographies. In Europe, we employ a mix of resellers and direct sales channels to sell to end-users. In Asia, our products are primarily sold through resellers, which are supported by our channel managers and technical support personnel. We recently entered into OEM agreements with Dell Computer Corporation and Fujitsu Limited, which are part of our strategy to increase the worldwide distribution of our filer products. No single customer accounted for 10% or more of our net sales in fiscal 1999, 1998 or 1997.

BACKLOG

        We manufacture our products based upon forecasts of our customers' demand. Orders are generally placed by customers on an as-needed basis. Products are typically shipped within one to four weeks following receipt of an order. In general, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe "orders" constitute a firm "backlog" and we believe orders are not a meaningful indicator of revenues nor material to an understanding of our business.

CUSTOMER SERVICE AND SUPPORT

         Our customer service and support organization provides technical support, education and training. We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success. Warranty coverage, which is generally one year for hardware and 90 days for software, includes 24-hour telephone support and advanced replacement of defective hardware shipped on a next business day basis. We also offer upgraded service during the warranty period, providing for faster on-site hardware repair. Software support, including the repair of errors or defects, and new release updates are provided at no extra charge for 90 days after product shipment. Additional software support is available after the initial warranty period through the software subscription program. Post-warranty service programs include:

        - cooperative maintenance where the customer purchases replacements or extra parts and performs self-maintenance tasks;

        - a full-service program involving a combination of telephone-based support and on-site advanced replacement; and

        - a software subscription program that includes telephone support and software upgrades.

       In general, we charge for service programs on an annual subscription basis, with discounts to sites with multiple filers. On-site support is primarily provided by independent parties both in North America and internationally.

MANUFACTURING

           Our manufacturing operations, located in Santa Clara, California, include materials procurement, commodity management, component engineering, manufacturing engineering, product assembly, product assurance, quality control and final test. We rely on many suppliers for materials, as well as several key subcontractors for the production of certain sub-assemblies. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality training programs. We are currently expanding the use of subcontractors for the production of major sub-assemblies. See "--Risk Factors--We rely upon a limited number of suppliers." This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by allowing us to rapidly expand. During May 1997, we were awarded the ISO 9001 certification.

RESEARCH AND DEVELOPMENT

        Since our inception we have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and to introduce new products.

        As part of our ongoing development process, we continue to deliver new data access solutions with enterprise software and database management tools. In the second quarter of fiscal 1999 we launched the F700 filer product family and the NetApp cluster failover solution. In the third quarter of fiscal 1999 we introduced the C700 family, the second generation of our NetCache appliances. In the fourth quarter of fiscal 1999, we announced new enterprise software offerings with SnapMirror and SnapRestore, data replication and recovery tools to facilitate and enhance the management of data for backup and disaster recovery applications. In addition, we also announced SecureAdmin, a security product for administrators to conduct encrypted sessions with the filer over the Internet or corporate intranets. In fiscal 1998 we released version 5.0 of our Data ONTAP and initiated production shipments of four new filers.

        Our future growth depends upon the successful development and introduction of new hardware and software, however we cannot assure you that these or other new products will attain market acceptance. See "--Risk Factors--We depend upon our research and development efforts to develop and introduce new products" and "--We face risks of technological changes that affect our products."

        Our total expenses for research and development for fiscal years 1999, 1998 and 1997 were $30.5 million, $16.6 million, and $9.0 million, respectively. We anticipate that research and development expenses will increase in absolute dollars in future periods.

COMPETITION

        The network file server market is intensely competitive and characterized by rapidly changing technology. We experience competition from specialized network file server companies such as Auspex Systems, Inc. We also compete against traditional suppliers of UNIX-based general purpose computers that are used as network file servers including Sun Microsystems, Inc., Hewlett-Packard Company, Silicon Graphics, Inc. and IBM Corporation, among others. In addition, certain of these large traditional suppliers of general purpose computers may in the future offer specialized file server products, which are more directly competitive with our products. We also encounter competition from manufacturers of PC-based file servers utilizing Windows NT and emerging standards, as well as competition from manufacturers of open systems storage solutions such as EMC Corporation and Data General Corp. Our NetCache appliances compete against a number of software and hardware solutions, from companies ranging from small start-ups to larger systems vendors including Cisco Systems Inc., Inktomi Corp., Cacheflow Inc. and Novell, Inc. See "--Risk Factors--An increase in competition could materially adversely affect our operating results" and "--We face risks of technological changes that affect our products."

        We believe that the principal competitive factors affecting our market include product features such as response time, scalability, ease of use, price, multiprotocol capabilities and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, we can not assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

PROPRIETARY RIGHTS

        We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered our "Network Appliance" name and logo, "FAServer", "FilerView" and "NetApp" trademarks. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers and customers. We currently have multiple U.S. and international patent applications pending and one U.S. patent issued. See "--Risk Factors--If we are unable to protect our intellectual property, we may be subject to increased competition which could materially adversely affect our operating results."

EMPLOYEES

        As of May 31, 1999, we had approximately 816 employees. Of the total, 425 were in sales and marketing, 202 in research and development, 86 in finance and administration and 103 in operations. Our future performance depends in significant part upon our key technical and senior management personnel, none of whom is bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.


EXECUTIVE OFFICERS

        Our executive officers and their ages as of May 31, 1999, are as follows:

NAME                              AGE      POSITION
----                              ---      --------
Daniel J.  Warmenhoven            48       President, Chief Executive Officer and Director

M.  Helen Bradley                 45       Vice President, Engineering

Jeffry R.  Allen                  47       Vice President, Finance and Operations, Chief
                                           Financial Officer and Secretary

Thomas F.  Mendoza                48       Senior Vice President, Worldwide Sales and Marketing

Charles E.  Simmons               50       Vice President, Corporate Development

        Daniel J. Warmenhoven has served as our President and Chief Executive Officer and has been a member of the Board of Directors since October 1994. Prior to joining us, Mr. Warmenhoven served in various capacities, including President, Chief Executive Officer and Chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications company, from November 1989 to January 1994. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

        M. Helen Bradley has served as our Vice President, Engineering since September 1995. Prior to that, Ms. Bradley owned a management consulting business from January 1995 to September 1995. She also served as Senior Vice President, Technology Development at Openvision, Inc., a client-server applications company, from May 1994 to January 1995. From August 1990 to April 1994, Ms. Bradley was the Vice President, Systems Software at Sun Microsystems, Inc. Ms. Bradley holds a B.S. degree in mathematics from the Massachusetts Institute of Technology and an M.S. degree in computer science from the Georgia Institute of Technology.

    Jeffry R. Allen has served as our Vice President, Finance and Operations, Chief Financial Officer and Secretary since December 1996. From October 1994 to December 1996, Mr. Allen served in various capacities, including Senior Vice President of Operations and Vice President and Controller of Bay Networks, Inc., a networking company. From December 1990 to October 1994, Mr. Allen held various positions at SynOptics, Inc., the latest of which was Vice President and Controller. Before joining SynOptics, Inc., he held various positions, from December 1973 to November 1990, at Hewlett-Packard Company, the latest of which was Controller of the Information Networks Group. Mr. Allen holds a B.S. degree from San Diego State University.

    Thomas F. Mendoza has served as our Senior Vice President, Worldwide Sales since 1998 and Senior Vice President, Marketing since February 1999. Prior to that he served as Vice President, North American Sales. From November 1993 to April 1994, Mr. Mendoza served in various capacities including Vice President, Sales at Work Group Technology, a product data management company. Prior to that, Mr. Mendoza served in various capacities including Vice President of North American Sales at Auspex Systems, Inc., a UNIX-based network file server company, from November 1990 to October 1993. Mr. Mendoza was previously Vice President of Western Operations at Stratus Computer Corp., a vendor of fault tolerant computers, from May 1982 to October 1990. Mr. Mendoza holds a B.A. degree from the University of Notre Dame.

    Charles E. Simmons has served as our Vice President, Corporate Development since February 1999. From May 1996 to February 1999 he served as Vice President, Marketing. Prior to that, Mr. Simmons was a senior partner at Rohner & Associates, a consulting firm, from October 1994 to May 1996. From February 1994 to October 1994, Mr. Simmons served as Vice President of Marketing at Voyant Corporation, a developer of videoconferencing equipment. Prior to that, Mr. Simmons was with Sun Microsystems Computer Company, a subsidiary of Sun Microsystems, Inc., from November 1984 to February 1994, most recently as Director of Business Strategy and Technology Marketing. Mr. Simmons received a B.S. degree in electrical engineering from Washington University, an M.S. degree in electrical engineering from the Massachusetts Institute of Technology and an M.B.A. from Santa Clara University.

RISK FACTORS

FACTORS BEYOND OUR CONTROL COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

        Although we have experienced significant revenue growth in recent periods, this growth may not be indicative of our future operating results. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following:

        -   the level of competition in our target product markets;

        -   the size, timing and cancellation of significant orders;

        -   product configuration and mix;

        -   market acceptance of new products and product enhancements;

        -   new product announcements or introductions by us or our competitors;

        - deferrals of customer orders in anticipation of new products or product enhancements;

        -   changes in pricing by us or our competitors;

        - our ability to timely develop, introduce and market new products and enhancements;

        -   supply constraints;

        -   technological changes in our target product markets;

        - the levels of expenditure on research and development and expansion of our sales and marketing programs;

        -   seasonality; and

        -   general economic trends.

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

        Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely decrease.

OUR GROSS MARGINS MAY VARY BASED ON THE CONFIGURATION OF OUR PRODUCTS.

        We derive a significant portion of our sales from the resale of disk drives as components of our filers, and the resale market for hard disk drives is highly competitive and subject to intense pricing pressures. Our sales of disk drives generate lower gross margin percentages than those of our filer products. As a result, as we sell more highly configured systems with greater disk drive content, overall gross margin percentages will be negatively affected. Consequently, we believe we will experience a modest decline in gross margins and pre-tax income as a percentage of net sales in fiscal 2000.

        Our gross margins have been and may continue to be affected by a variety of other factors, including:

        -   competition;

        -   direct versus indirect sales;

        - the mix and average selling prices of products, including software licensing;

        -   new product introductions and enhancements; and

        -   the cost of components and manufacturing labor.

A SIGNIFICANT PERCENTAGE OF OUR EXPENSES ARE FIXED WHICH COULD AFFECT OUR NET INCOME.

         Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations, net income may be disproportionately affected.

OUR FUTURE FINANCIAL PERFORMANCE DEPENDS ON GROWTH IN THE NETWORK FILE SERVER MARKET AND ANY LACK OF GROWTH WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

        All of our filer products address the network file server market. Accordingly, our future financial performance will depend in large part on continued growth in the network file server market and on emerging standards in this market. We cannot assure you that the market for network file servers will continue to grow or that emerging standards in the network file server market will not adversely affect the growth of UNIX and Windows NT server markets. If the network file server market grows more slowly than anticipated or if network file servers based on emerging standards other than those adopted by us become increasingly accepted by the market, our operating results could be materially adversely affected.

THE SUCCESS OF OUR NETCACHE APPLIANCE PRODUCTS DEPENDS UPON MARKET ACCEPTANCE OF CACHING TECHNOLOGY AND CONTINUED GROWTH IN THE CACHING APPLIANCE MARKET.

        In late 1997, we released our NetCache appliance products, a new category of hardware-based Internet caching appliances designed to speed the delivery of information stored on the Web. However, hardware-based caching technology is still in its infancy.

        Our future financial performance will depend in part on the acceptance of caching technology and the acceptance of our NetCache appliance products. We cannot assure you that the caching appliance market will continue to grow at its current rate, or at all.

IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS, OR IF OUR NEW PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

        We derive a substantial portion of our revenue from the sale of our network filer products. As a result, a reduction in the demand for our filer products due to increased competition, a general decline in the market for network file servers or other factors could materially adversely affect our operating results. As part of our ongoing development process, we initiated production shipments of four new filers in fiscal 1998 and in fiscal 1999 we launched our F700 and C700 filer product family as well as enterprise software offerings with SnapMirror, SnapRestore and cluster failover. We expect to derive a substantial portion of our revenue from sales of our F700 and C700 filer product family and these major data management software products. Additional product introductions in future periods are expected to impact the sales of existing products. If we are unable to introduce new products in a timely manner, effectively manage the introduction of new products and any related inventory transitions, or if such products do not achieve market acceptance, our operating results could be materially adversely affected.

IF WE FAIL TO MANAGE OUR EXPANDING BUSINESS EFFECTIVELY OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

        We have experienced rapid growth. Our future operating results depend to a large extent on management's ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially adversely affect our operating results.

WE DEPEND ON ATTRACTING AND RETAINING QUALIFIED TECHNICAL AND SALES PERSONNEL.

        Our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, backgrounds and industry experience. Competition for qualified engineers, particularly in Silicon Valley, is intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could materially adversely affect our operating results.

RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

        We conduct business internationally. For the year ended April 30, 1999 approximately 30.7% of our net sales were to international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

        Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. All hedge contracts are marked to market through earnings every period. We do not anticipate any material adverse effect on our consolidated financial position utilizing the current hedging strategy.

        Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles, difficulties in managing international operations and potentially adverse tax consequences. Such factors could materially adversely affect our future international sales and, consequently, our operating results.

        Although operating results have not been materially adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly in Europe, our future operating results could be adversely affected by seasonality.

        We believe that continued growth and profitability will require successful expansion of our international operations and sales and therefore we have committed significant resources to such expansion. In order to successfully expand international sales in future periods, we must strengthen foreign operations, hire additional personnel and recruit additional international distributors and resellers. This will require significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international sales will be limited, and our operating results could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

AN INCREASE IN COMPETITION COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

        The network file server market is intensely competitive and characterized by rapidly changing technology. We compete with specialized network file server companies such as Auspex Systems, Inc. We also compete against traditional suppliers of UNIX-based general purpose computers that are used as network file servers including Sun Microsystems, Inc., Hewlett-Packard Company, Silicon Graphics, Inc. and IBM Corporation, among others. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, certain of these large traditional suppliers of general purpose computers may in the future offer specialized file server products which are more directly competitive with our products. We also encounter competition from manufacturers of PC-based file servers utilizing Windows NT and emerging standards, as well as competition from manufacturers of open systems storage solutions such as EMC Corporation and Data General Corp. Our NetCache appliances compete against a number of software and hardware solutions, from companies ranging from small start-ups to larger systems vendors, including Cisco Systems Inc., Inktomi Corp., Cacheflow Inc. and Novell, Inc.

        Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our operating results. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, sale and support of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures we face could materially adversely affect our operating results.

        We believe that the principal competitive factors affecting our market include product features such as response time, scalability, ease of use, price, multiprotocol capabilities and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

WE RELY UPON A LIMITED NUMBER OF SUPPLIERS AND ANY DISRUPTION OR TERMINATION OF THESE SUPPLY ARRANGEMENTS COULD DELAY SHIPMENT OF OUR PRODUCTS AND COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

        We rely upon a limited number of suppliers of several key components utilized in the assembly of our products. We purchase most of our disk drives through a single supplier. We purchase computer boards and microprocessors from a limited number of suppliers. Our reliance on a limited number of suppliers involves several risks, including:

        - a potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments;

        -   price increases;

        -   timely delivery; and

        -   component quality.

        In the future, we intend to increasingly rely on contract manufacturers to assemble our products. If our contract manufacturers' operations were interrupted for any reason, our ability to meet scheduled product deliveries to customers would be adversely affected.

        Component quality is particularly significant with respect to our supplier of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply and demand issues for disk drives, microprocessors and for semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. We cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, problems with respect to yield and quality of such components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially adversely affect our operating results. Such delays could also damage relationships with current and prospective customers.

WE CANNOT ASSURE YOU THAT OUR OEM RELATIONSHIPS WITH DELL COMPUTER CORPORATION AND FUJITSU LIMITED WILL GENERATE SIGNIFICANT REVENUE.

        While our agreements with Dell Computer Corporation and Fujitsu Limited are an element of our strategy to increase penetration in the Windows NT market, neither Dell Computer Corporation nor Fujitsu Limited have made purchase commitments for our products. In addition, since these agreements are new, we do not have a history upon which to base an analysis of their future success. Currently we do not, and cannot assure you that we will, generate significant revenue from these agreements.

WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS AND ACCORDINGLY THERE IS A RISK THAT THOSE DISTRIBUTORS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF OTHER SUPPLIERS WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        Our distribution customers generally offer products of several different companies, including products of our competitors. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, which could adversely affect our operating results.

WE DEPEND UPON OUR RESEARCH AND DEVELOPMENT EFFORTS TO DEVELOP AND INTRODUCE NEW PRODUCTS AND ANY FAILURE TO DEVELOP AND INTRODUCE NEW PRODUCTS SUCCESSFULLY COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

        Our future growth depends upon the successful development and introduction of new hardware and software products. We cannot assure you that these or other new products will be introduced on a timely basis or attain market acceptance. Due to the complexity of network file servers and Internet caching devices, and the difficulty in gauging the engineering effort required to produce new products, new products are subject to significant technical risks. We cannot assure you that new products will be introduced on a timely basis or at all. In the past, we have experienced delays in the shipments of our new products principally due to an inability to qualify component parts from disk drive and other suppliers, resulting in delay or loss of product sales. If new products are delayed or do not achieve market acceptance, our operating results will be materially adversely affected.

WE FACE RISKS OF TECHNOLOGICAL CHANGES THAT AFFECT OUR PRODUCTS.

        The markets we serve are characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future success will depend upon our ability to develop and introduce new products (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We cannot assure you that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our operating results will be materially adversely affected.

UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN NEW PRODUCTS MAY RESULT IN LOSS OF OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

        Our products may contain undetected software errors or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially adversely affect our operating results.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY BE SUBJECT TO INCREASED COMPETITION WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered trademarks including our "Network Appliance" name and logo, "FAServer", "FilerView" and "NetApp" trademarks. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We currently have multiple U.S. and international patent applications pending and one U.S. patent issued. The pending applications may not be approved and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.

        Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around patents issued to us or other intellectual property rights of ours.

        We are subject to intellectual property infringement claims. We may, from time to time receive claims that we are infringing third parties' intellectual property rights. In fiscal 1997, we settled litigation related to the alleged infringement of third party rights and other claims, which resulted in a pre-tax expense of $4.3 million ($3.5 million in payments to the plaintiffs and $0.8 million in legal fees). Third parties may in the future claim infringement by us with respect to current or future products, patents, trademarks or other proprietary rights. We expect that companies in the appliance market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could materially adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

THE MARKET PRICE FOR OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND WILL LIKELY CONTINUE TO DO SO IN THE FUTURE AND ANY BROAD MARKET FLUCTUATIONS MAY MATERIALLY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

        The market price for our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

        -   fluctuations in our operating results;

        - fluctuations in the valuation of companies perceived by investors to be comparable to us;

        - a shortfall in revenues or earnings compared to securities analysts' expectations;

        -   changes in analysts' recommendations or projections;

        - announcements of new products, applications or product enhancements by us or our competitors; and

        -   changes in our relationships with our suppliers or customers.

        In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating results of such companies. As a result, the market price of our common stock may fluctuate significantly in the future and any broad market fluctuations may adversely affect the market price of our common stock. Due to all of the foregoing, the current market price of our common stock may not be indicative of future market prices.

PROTECTIVE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS COULD MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

        Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, certain provisions of our bylaws pertaining to the future elimination of cumulative voting and shareholder action by written consent, and the requirement that shareholders may call a special meeting of shareholders only upon a request of shareholders owning at least 50% of our common stock, could delay or make more difficult a proxy contest involving us, which could adversely affect the market price of our common stock.

YEAR 2000 ISSUES COULD HARM OUR OPERATIONS.

        The Year 2000 issue refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. As a result, many companies' systems and software may need to be upgraded or replaced in order to function correctly after December 31, 1999.

        We are currently conducting a general software upgrade and replacement program to enhance our computer systems and applications, in particular those systems and applications related to our manufacturing, distribution and financial operations. As part of this larger program we are addressing the critical areas of our internal computer systems, products and relationships with external organizations for Year 2000 compliance. We are addressing Year 2000 compliance for both our information technology ("IT") and non-IT systems, which typically include embedded technology such as microcontrollers.

        While we believe that the estimated cost of becoming Year 2000 compliant will not be significant to our operating results, failure to complete all the work in a timely manner could materially adversely affect our operating results. While we expect all planned work to be completed, we can not guarantee that all systems will be in compliance by the Year 2000, the systems of suppliers and other companies and government agencies on which we rely will be converted in a timely manner, or that our contingency planning will be able to fully address all potential interruptions. Therefore, Year 2000 issues could cause delays in our ability to produce or ship our products, process transactions or otherwise conduct business in any of our markets. Year 2000 issues could lower demand for our products while increasing our costs. The occurrence of one or more of these factors could materially adversely affect our operating results. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

ITEM 2.  PROPERTIES

        In June, July and August 1998, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. All of our principal activities will relocate to Sunnyvale in phases beginning in June 1999. Our manufacturing and research and development facilities remain located in approximately 120,000 square feet of space in Santa Clara, California until the Sunnyvale facilities are fully completed. The Santa Clara facilities are leased under various operating leases with 100,000 square feet of space expiring in June 2000, and the remainder expiring in fiscal 2003.

        In January, May and June 1999, we assigned our rights and obligations under all the agreements for the Sunnyvale facilities to a third-party entity and entered into three operating leases. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the leases, we have the option to either purchase the property at a pre-determined amount, or arrange for the purchase by another party at a price equal to the fair market value, and be contingently liable for any deficiency in price. We lease other sales offices throughout the United States and internationally. We believe that our existing facilities and those being developed in Sunnyvale are adequate for our requirements over at least the next two years and that additional space will be available as needed.

        See additional discussion regarding properties in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 3.   LEGAL PROCEEDINGS

        None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our common stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "NTAP." As of May 28, 1999, there were 334 holders of record of the common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq National Market, adjusted to reflect the effect of the December 21, 1998 two-for-one stock split.

                           FISCAL 1999                 FISCAL 1998
                       HIGH          LOW           HIGH           LOW
First Quarter         $25.13        $16.56        $10.25        $ 7.00
Second Quarter         30.22         17.38         14.16          9.94
Third Quarter          55.50         27.38         17.75         12.06
Fourth Quarter         63.50         39.63         18.13         13.66

        We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See "Item 1. Business - Risk Factors."

        We have never paid cash dividends on our capital stock. We currently anticipate retaining all available funds, if any, to finance internal growth and product development. Payment of dividends in the future will depend upon our earnings and financial condition and such other factors as the directors may consider or deem appropriate at the time.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FIVE FISCAL YEARS ENDED APRIL 30, 1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               1999         1998         1997         1996         1995
                                             ------------------------------------------------------------
Net Sales                                    $289,420     $166,163     $ 93,333     $ 46,632     $ 14,796
Income (Loss) From Operations (1)              55,126       32,658        3,083        6,000       (4,913)
Net Income (Loss) (2)                          35,613       20,965          250        6,600       (4,764)
Net Income (Loss) Per Share, basic (2)           0.52         0.32         0.00         0.18        (0.28)
Net Income (Loss) Per Share, diluted (2)         0.46         0.29         0.00         0.10        (0.28)
Total Assets                                  346,347      115,736       68,941       45,449       10,628
Long-Term Obligations                              93          163          232          318       11,607
Total Shareholder's Equity (Deficit)          295,724       86,265       54,029       39,029       (5,923)

---------------

(1) Fiscal 1997 includes the purchased in-process technology and compensation charge related to the IMC acquisition of $10,519 and the Whipsaw litigation of $4,300. See Notes 4 and 9 under Item 8 Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.

(2) Fiscal 1997 includes the purchased in-process technology and compensation charge related to the IMC acquisition of $9,215 (net of taxes) and the Whipsaw litigation of $2,795 (net of taxes). See Notes 4 and 9 under Item 8 Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes thereto set forth under "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those set forth in "Item 1. Business - Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

        We pioneered the concept of the "network appliance," an extension of the industry trend toward specialized devices that perform a specific function in the network, similar to the adoption of the router for network communications. Today we are the leading supplier of network attached data storage and access devices, called filers.

        We derive a substantial portion of our revenue from the sale of our network filer products. As a result, a reduction in the demand for filer products due to increased competition, a general decline in the market for network file servers or other factors could materially adversely affect our operating results. In fiscal 1998, we initiated product shipments of NetCache appliances and in the second quarter of fiscal 1999 began shipments of the second generation of our NetCache proxy server. We expect that NetCache product sales will become a larger percentage of net sales.

        Our gross margin may vary based on the configuration of systems that are sold. Highly configured systems typically generate lower overall gross margin percentages due to greater disk drive and memory content. As we sell more highly configured systems with greater disk drive content, overall gross margin percentages will be negatively affected. Consequently, we believe we will experience a modest decline in gross margin and pre-tax income as a percentage of net sales in fiscal 2000.

        Our gross margin has been and may continue to be affected by a variety of other factors, including:

        -   competition;

        -   direct versus indirect sales;

        - the mix and average selling prices of products, including software licensing;

        -   new product introductions and enhancements; and

        -   the cost of components and manufacturing labor.

    Operating results have not been materially adversely affected by seasonality in the past. However, because of the significant summer seasonal effects experienced within the industry, particularly in Europe, our future operating results could be adversely affected by seasonality.

    For the year ended April 30, 1999 approximately 30.7% of our net sales were derived from international customers (including United States exports). Accordingly our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control. For more information on risks associated with our international operations, see "Item 1--Business--Risk Factors--Risks inherent in our international operations could have a material adverse effect on our operating results."

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:


                                                                             YEARS ENDED APRIL 30,
                                                                        1999        1998        1997
Net Sales                                                               100.0%      100.0%      100.0%
Cost of Sales                                                            40.8        40.7        40.8
                                                                       ------------------------------
   Gross Margin                                                          59.2        59.3        59.2
                                                                       ------------------------------
Operating Expenses:
   Sales and Marketing                                                   26.1        25.7        26.0
   Research and Development                                              10.5        10.0         9.6
   General and Administrative                                             3.5         3.9         4.4
   Purchased In-Process Technology and Related Compensation Charge         --          --        11.3
   Litigation Settlement                                                   --          --         4.6
                                                                       ------------------------------
       Total Operating Expenses                                          40.1        39.6        55.9
                                                                       ------------------------------
Income From Operations                                                   19.1        19.7         3.3
Other Income, Net                                                         0.6         0.5         1.0
                                                                       ------------------------------
Income Before Income Taxes                                               19.7        20.2         4.3
Provision for Income Taxes                                                7.4         7.6         4.0
                                                                       ------------------------------
Net Income                                                               12.3%       12.6%        0.3%
                                                                       ==============================

FISCAL 1999 COMPARED TO FISCAL 1998

        Net sales increased by 74.2%, to $289.4 million in fiscal 1999 from $166.2 million in fiscal 1998. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include:

        -   expansion of our direct sales force;

        - increased unit shipments principally due to the successful launching of our F700 filer product family during the second quarter of fiscal 1999;

        - increased worldwide shipment of NetApp cluster failover and NetCache solutions; and

        - increased multi-protocol software licensing, software subscription and service revenues due to a growing installed base, and increased sales of multi-protocol systems.

        Net sales growth was also positively impacted by a higher average selling price of the newly introduced F700 filer product family due primarily to the increase in storage content. Factors which partially offset overall net sales growth include declining unit sales of our older product family and decreases in base prices of our older product line due to competitive forces.

        International net sales (including United States exports) grew by 116.3% for fiscal 1999 as compared to fiscal 1998. International net sales were $88.8 million, or 30.7%, of total net sales for fiscal 1999. The increase in international sales for fiscal 1999 was primarily a result of European sales growth due to increased headcount in the direct sales force, indirect channel sales through resellers, shipments of filers and sales of our new NetApp cluster failover solutions and NetCache appliances. Asia Pacific net sales growth for fiscal 1999 was also driven by indirect sales through resellers, increased headcount in the direct sales force, increased shipments of filers and the sale of NetCache appliances, as compared to fiscal 1998.

        We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

        Gross Margin--Gross margin remained relatively flat decreasing slightly to 59.2% of net sales for fiscal 1999 as compared to 59.3% for fiscal 1998. The consistency in gross margin for fiscal 1999 as compared to fiscal 1998 was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies, increased market acceptance of our product line with the continuance of the cost-reduced designs introduced in the second quarter of fiscal 1999, the introduction of the F700 filer product family and NetApp cluster failover system during the second quarter of fiscal 1999 and the revenue growth from sales of NetCache appliances. Gross margin was also favorably impacted by the licensing of multi-protocol software and support contracts, and by growth in software subscription and service revenues due to a larger installed base. Primary factors negatively impacting gross margin were the increase in the sales volume of the F700 product family, which has higher incremental costs associated with greater disk drive and memory content, and the effect of base system price reductions across the full range of older generation filers.

        Our gross margin has been and will continue to be affected by a variety of factors, including:

        -   competition;

        -   product configuration;

        -   direct versus indirect sales;

        - the mix and average selling prices of products, including software licensing;

        -   new product introductions and enhancements; and

        -   the cost of components and manufacturing labor.

        Our gross margin may also vary based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems have historically generated lower overall gross margin percentages due to greater disk drive and memory content.

        Sales and Marketing--Sales and marketing expenses consist primarily of salaries, commissions, advertising and certain promotional expenses and customer service and support costs. In fiscal 1999, sales and marketing expenses of $75.5 million reflect an increase of 76.5% over fiscal 1998. These expenses were 26.1% and 25.7% of net sales for fiscal 1999 and 1998, respectively. The increase in absolute dollars was primarily related to the continued expansion of our sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources intended to increase international sales.

        Research and Development--Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses increased 82.9% to $30.5 million in fiscal 1999 from $16.6 million in fiscal 1998. These expenses represented 10.5% and 10.0% of net sales, respectively, for those periods. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts and prototyping expenses associated with the development of new products, including the NetApp F700 series filers and the C700 family, the second generation of our NetCache appliances. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and to introduce new products. Consequently, we expect that such expenditures will continue to increase in absolute dollars. For both fiscal 1999 and 1998, no software development costs were capitalized.

        General and Administrative--General and administrative expenses increased 56.1% to $10.2 million in fiscal 1999 from $6.5 million in fiscal 1998. These expenses represented 3.5% and 3.9% of net sales, respectively, for those periods. Increases in absolute dollars were primarily due to increased headcount, and increases to the allowance for doubtful accounts and outside service fees. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

        Other Income, Net--Other income, net, was $1.9 million and $0.9 million in fiscal 1999 and 1998, respectively. The increase was due primarily to interest income earned on the net proceeds of $138.8 million from our March 1999 follow-on public offering and cash flow from operations, but was partially offset by foreign currency exchange losses recorded in fiscal 1999.

        Provision for Income Taxes--Our effective tax rate was 37.5% for both fiscal 1999 and 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

        Net Sales--Net sales increased by 78.0% to $166.2 million in fiscal 1998 from $93.3 million in fiscal 1997. The increase in net sales was principally attributable to a higher volume of filers shipped. The increase in unit shipments resulted primarily from expansion of our direct sales force and the introduction of new products during June and July 1997, particularly the enterprise-class NetApp F630, the NetApp F520 and the NetApp F230. Net sales for fiscal 1998 were also positively impacted by a shift in product mix toward higher-end systems, primarily due to the introduction of new products, leading to higher average selling prices for filers than in the previous fiscal year. Net sales also grew as a result of increased multiprotocol system shipments, the licensing of multiprotocol software to pre-existing customers and increased service and software subscription revenues due to a growing installed base.

        International net sales (including U.S. exports) were $41.1 million and $17.3 million, for fiscal 1998 and 1997, respectively. The increase in international net sales was primarily a result of European sales growth due to increased headcount in the direct sales force over the prior fiscal year and to the introduction of the new products in June and July 1997.

        Gross Margin--Gross margin remained relatively flat increasing slightly to 59.3% of net sales for fiscal 1998 compared to 59.2% of net sales for fiscal 1997. This increase in gross margin was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies and by the sale of our new product with cost-reduced designs first introduced in June and July 1997. Gross margin was also favorably impacted by the licensing of multiprotocol software and by growth in software subscription and service revenues due to a growing installed base. Factors contributing to gross margin growth were partially offset by the sale of 4 gigabyte drives at reduced prices in fiscal 1998.

        Our gross margin has been and will continue to be affected by a variety of factors, including competition, product configuration, direct versus indirect sales, the mix and average selling prices of products, new product introductions and enhancements and the cost of components and manufacturing labor. In particular, our gross margin varies based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems typically generate lower overall gross margin percentages due to greater disk drive and memory content.

        Sales and Marketing--Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and customer service and support costs. Sales and marketing expenses increased 76.3% to $42.8 million in fiscal 1998, compared to $24.3 million in fiscal 1997. These expenses were 25.7% and 26.0% of net revenues for fiscal 1998 and 1997, respectively. The increase in absolute dollars was primarily related to the expansion of our sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. During the quarter ended January 23, 1998, we launched an advertising campaign which contributed to absolute dollar growth in sales and marketing expenses for fiscal 1998. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, we have committed significant resources to international sales.

        Research and Development--Research and development expenses consist primarily of salaries and benefits and prototype expenses. Research and development expenses increased 85.6% to $16.6 million in fiscal 1998, compared to $9.0 million in the prior fiscal year. These expenses represented 10.0% and 9.6% of net sales in fiscal 1998 and 1997, respectively, and increased as a result of headcount growth, prototyping expenses associated with the development of new products and ongoing support of current and future product development and enhancement efforts. We believe that significant investments in research and development will be required to remain competitive and expect that such expenditures will continue to increase in absolute dollars.

        General and Administrative--General and administrative expenses were $6.5 million in fiscal 1998, compared to $4.1 million in fiscal 1997, an increase of 57.9%. These expenses represented 3.9% and 4.4% of net sales for such periods and increased in absolute dollars primarily as a result of headcount growth, increased professional services fees and an increase to the allowance for doubtful accounts. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

        Litigation Settlement-- In July 1994, we and certain of our former employees were named as defendants in a lawsuit which alleged that one of our founders, who left the company in March 1995, misappropriated confidential information prior to the company's founding in April 1992. In August 1996, we entered into a settlement with the plaintiff which resulted in a charge to earnings of $4.3 million in the first quarter of fiscal 1997, which included a $3.5 million payment to the plaintiffs and $0.8 million of legal fees. As the payment released us from all liabilities associated with the case, we have no future obligations to the plaintiffs. We deny any wrongdoing on our part or on the part of the founder.

        Purchased In-Process Technology and Related Compensation Charge-- On March 17, 1997, we acquired all outstanding shares and options to purchase shares of IMC common stock by issuing 748,092 shares of our common stock and options to purchase shares of our common stock. In connection with the acquisition, intangible assets of $8.4 million were acquired, of which $7.4 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible assets of $1.0 million, consisting of existing technology and goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over their estimated useful lives of five years.

        Certain key employees of IMC who continued as our employees were also granted vested options to purchase shares of our common stock at a discount to the market price of our common stock immediately preceding the acquisition. In connection with the granting of these options, we recorded a compensation charge of $3.2 million in the fourth quarter of fiscal 1997.

        The acquisition was accounted for as a purchase and, accordingly, the results of operations of IMC from the date of acquisition forward have been included in our consolidated financial statements. IMC results of operations included in our consolidated financial statements for fiscal 1997 were not significant. See Note 4 of Notes to Consolidated Financial Statements for pro forma financial information.

        Other Income, Net--Other income, net, was $0.9 million and $1.0 million in fiscal 1998 and 1997, respectively. Other income, net, decreased over the corresponding period of the prior year due primarily to foreign currency exchange losses recorded in fiscal 1998.

        Provision for Income Taxes--Our effective tax rate for fiscal 1998 was 37.5% compared to 93.8% for fiscal 1997. The fiscal 1997 tax rate was primarily affected by the one-time charge to operations of $7.4 million for the write-off of purchased in-process research and development related to the IMC acquisition which was not deductible for income tax purposes. Excluding the net effect of the IMC acquisition, the fiscal 1997 effective tax rate would have been 35%. The higher effective tax rate in fiscal 1998, compared to the fiscal 1997 effective tax rate, exclusive of the IMC acquisition, relates to increased earnings, which reduce the impact of research and development and other tax credits on the effective tax rate. Additionally, fiscal 1997 included a benefit for the reversal of a valuation allowance previously provided against deferred tax assets which did not occur in fiscal 1998. As of April 30, 1998 and 1997, a valuation allowance was deemed unnecessary as management determined that it is more likely than not that the net deferred tax asset is realizable.

LIQUIDITY AND CAPITAL RESOURCES

        As of April 30, 1999, as compared to the April 30, 1998 balances, our cash, cash equivalents and short-term investments increased by $179.0 million to $227.1 million. The increase was primarily due to net proceeds of $138.8 million from our March 1999 follow-on public offering. Working capital increased by $195.2 million to $264.8 million, impacted primarily by increases in cash and cash equivalents, accounts receivable, inventories, prepaid expense and other and deferred taxes, partially offset by increases in accounts payable, deferred revenue, accrued compensation and related benefits, other accrued liabilities, and a decrease in short-term investments. We generated cash from operating activities totaling $45.9 million and $22.7 million in fiscal 1999 and fiscal 1998, respectively. Net cash provided by operating activities in fiscal 1999 principally related to net income of $35.6 million, increases in accounts payable, income taxes payable, accrued compensation and related benefits, deferred revenue and other accrued liabilities, coupled with depreciation and amortization which are non-cash expenses, partially offset by increases in accounts receivable, inventories, prepaid expenses and other assets and deferred income taxes.

        We used $15.5 million and $8.0 million of cash during fiscal 1999 and 1998, respectively, to purchase property and equipment. We were provided with $5.0 million during fiscal 1999 from net short-term investment redemptions and used $3.9 million during 1998 for net short-term investment purchases.

        Financing activities provided $155.5 million and $6.9 million during fiscal 1999 and 1998 respectively. The increase in cash provided by financing activities in fiscal 1999, compared to fiscal 1998, was due to a follow-on common stock offering in March 1999 yielding net proceeds of approximately $138.8 million, an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

        In June 1998, we executed an agreement to acquire 5.9 acres of land in Sunnyvale, California and the accompanying 127,000 square foot building. Under terms of the agreement, we paid $5.5 million of the $33.8 million purchase price as a nonrefundable deposit. In January 1999, we assigned our rights and obligations under the agreement to a third-party entity and in exchange received back our $5.5 million deposit. We subsequently entered into an operating lease for this property. Our lease payments will vary based on the London Interbank Offered Rate (LIBOR) plus a spread and are currently estimated to be approximately $2.9 million on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $44.0 million, or arrange for the sale of the property to a third party for at least $44.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $37.0 million.

        In June 1998, we signed a 25-year operating lease requiring annual lease payments of $3.1 million commencing in October 1999, for a 6.2-acre plot in Sunnyvale, California and an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, we paid a $4.5 million nonrefundable deposit. The option allows us to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23.7 million. This agreement was subsequently amended in June 1999 to a 25 year and three month term commencing in July 1999. In June 1999, we assigned our rights and obligations under the agreement to a third-party entity. We subsequently entered into an operating lease for this property. Our lease payments will vary based on the LIBOR plus a spread and are currently estimated to be approximately $3.1 million on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $48.0 million, or arrange for the sale of the property to a third party for at least $48.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $43.9 million.

        In August 1998, we entered into an agreement to acquire 6.0 acres of land in Sunnyvale, California and the accompanying 79,000 square foot building. Under terms of the agreement, we paid $2.5 million of the $16.8 million purchase price as a deposit. In May 1999, we assigned our rights and obligations under the agreement to a third-party entity and in exchange received back our $2.5 million deposit. We subsequently entered into an operating lease for this property. Our lease payments will vary based on the LIBOR plus a spread and are currently estimated to be approximately $2.3 million on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $36.0 million, or arrange for the sale of the property to a third party for at least $36.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $32.6 million.

        In July 1998, we negotiated a $5.0 million unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in July 1999 (subsequently renewed through October 1999), we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender's "prime" lending rate, such rate determined at our discretion. In December 1998, we drew a $2.5 million letter of credit against our line of credit to facilitate requirements associated with the acquisition of land in Sunnyvale, California and the accompanying 79,000 square foot building. In June 1999, the letter of credit was relieved upon completion of the acquisition of the land and building.

        All three of the operating leases and the revolving credit facility mentioned above require us to maintain specified financial covenants with which we were in compliance as of April 30, 1999.

        Excluding the commitments related to the aforementioned properties, which we have assigned to third parties and established as operating leases, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under the $5.0 million line of credit, are sufficient to fund our operations for at least the next twelve months.

YEAR 2000

        The Year 2000 issue refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. As a result, many companies' systems and software may need to be upgraded or replaced in order to function correctly after December 31, 1999.

        We are currently conducting a general software upgrade and replacement program to enhance our computer systems and applications, in particular those systems and applications related to our manufacturing, distribution and financial operations. As part of this larger program we are addressing the critical areas of our internal computer systems, products and relationships with external organizations for Year 2000 compliance. We are addressing Year 2000 compliance for both our IT and non-IT systems, which typically include embedded technology such as microcontrollers.

        As part of our general systems upgrade we have evaluated and selected various significant computer software applications which are represented by vendors as Year 2000 compliant. We expect to complete installation of such software in our domestic operations by the end of the first quarter of fiscal 2000 followed by installation in our international operations throughout fiscal 2000. Most of our existing business applications are already supported by Year 2000 compliant software. With the system changes implemented to date and other planned changes, we anticipate that our internal computer software applications will be Year 2000 compliant prior to December 31, 1999. We believe that our current products are Year 2000 compliant, and our new products are being designed to be Year 2000 compliant.

        We rely on numerous third party vendors for certain products and services. We are communicating with our principal service providers and suppliers to assess their Year 2000 readiness. Responses indicate that our significant service providers currently have compliant versions of their systems available or are well into the renovation and testing phases with completion scheduled prior to December 31, 1999. We are still assessing the effect Year 2000 issues will have on our service providers and suppliers, however, our principal service providers and suppliers have represented to us that they are Year 2000 compliant. We can give you no guarantee that the systems and products of these service providers and suppliers on which we rely are, or will be, Year 2000 compliant.

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

        The costs we expect to incur in connection with our overall general systems upgrade program, including both internal and third party costs, are primarily external costs for software licenses, and implementation and consulting services. These systems and applications were selected primarily for features and functionality in addition to Year 2000 compliance. Accordingly, we do not itemize costs of Year 2000 compliance separately.

        Our expectations regarding the impact of Year 2000 issues are forward looking statements and actual results could vary due to the factors discussed in this section. While we believe that the estimated cost of becoming Year 2000 compliant will not be significant to our operating results, failure to complete all the work in a timely manner could materially adversely affect our operating results. While we expect all planned work to be completed, we can not guarantee that all systems will be in compliance by the Year 2000, the systems of suppliers and other companies and government agencies on which we rely will be Year 2000 compliant, or that our contingency planning will be able to fully address all potential interruptions. Therefore, Year 2000 issues could cause delays in our ability to produce or ship our products, process transactions or otherwise conduct business in any of our markets. Year 2000 issues could lower demand for our products while increasing our costs. The occurrence of one or more of these factors could materially adversely affect our operating results.

NEW ACCOUNTING STANDARDS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward-looking basis, although we have not fully assessed the implications of this new statement, we do not believe adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with board-approved policies.

Market Interest Risk

        Short-term Investments - As of April 30, 1999, we had short-term investments of $5.8 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and six months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 30, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

        Foreign Currency Exchange Rate Risk - We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. All hedge instruments are marked to market through earnings every period.

        We do not anticipate any material adverse effect on our consolidated financial position utilizing the current hedging strategy. All contracts have a maturity of less than one year and we do not defer any gains and losses, as they are all accounted for through earnings every period.

        We do not expect to experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the foreign currency against the U.S. dollar. The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

        The following table provides information about our foreign exchange forward contracts outstanding on April 30, 1999, (in thousands):


                   BUY/           FOREIGN       CONTRACT VALUE      FAIR VALUE
CURRENCY           SELL        CURRENCY AMOUNT        USD             IN USD
-------------------------------------------------------------------------------
GBP               Buy                3,500          $ 5,643          $ 5,630
GBP               Sell               6,100          $ 9,802          $ 9,813
EUR               Buy                1,534          $ 1,631          $ 1,621
EUR               Sell              11,900          $12,825          $12,574

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Network Appliance, Inc.:

        We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended April 30, 1999. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 14, 1999  (June 17, 1999 as to the fourth paragraph of Note 3)

                             NETWORK APPLIANCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           APRIL 30,
                                                                                   ------------------------
                                                                                     1999           1998
                                                                                   ---------      ---------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                     $ 221,284      $  37,315
     Short-term investments                                                            5,800         10,800
     Accounts receivable, net of allowances of $1,886 in 1999 and $811 in 1998        57,163         34,313
     Inventories                                                                      13,581          8,707
     Prepaid expenses and other                                                        7,384          2,524
     Deferred taxes                                                                   10,134          5,280
                                                                                   ---------      ---------
                 Total current assets                                                315,346         98,939
PROPERTY AND EQUIPMENT, NET                                                           19,271         12,217
DEPOSITS                                                                               7,000             --
OTHER ASSETS                                                                           4,730          4,580
                                                                                   ---------      ---------
                                                                                   $ 346,347      $ 115,736
                                                                                   =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              $  15,126      $  10,041
     Income taxes payable                                                              1,108          1,782
     Accrued compensation and related benefits                                        15,189          8,485
     Other accrued liabilities                                                         7,633          4,201
     Deferred revenue                                                                 11,474          4,799
                                                                                   ---------      ---------
                 Total current liabilities                                            50,530         29,308
LONG-TERM OBLIGATIONS                                                                     93            163
                                                                                   ---------      ---------
                                                                                      50,623         29,471
                                                                                   ---------      ---------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000 shares authorized;
       shares outstanding: none in 1999 and 1998                                          --             --
     Common stock, no par value; 220,000 shares authorized:
       shares outstanding: 72,831 in 1999 and 67,296 in 1998                         240,807         66,422
     Deferred stock compensation                                                        (714)          (498)
     Retained earnings                                                                55,954         20,341
     Cumulative other comprehensive loss                                                (323)            --
                                                                                   ---------      ---------
                 Total shareholders' equity                                          295,724         86,265
                                                                                   ---------      ---------
                                                                                   $ 346,347      $ 115,736
                                                                                   =========      =========



                 See notes to consolidated financial statements.

                             NETWORK APPLIANCE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED APRIL 30,
                                                                         ---------------------------------------
                                                                           1999           1998           1997
                                                                         ---------------------------------------
NET SALES                                                                $ 289,420      $ 166,163      $  93,333
COST OF SALES                                                              118,120         67,549         38,061
                                                                         ---------------------------------------
     Gross Margin                                                          171,300         98,614         55,272
                                                                         ---------------------------------------

OPERATING EXPENSES:
     Sales and marketing                                                    75,526         42,779         24,268
     Research and development                                               30,457         16,649          8,968
     General and administrative                                             10,191          6,528          4,134
     Purchased in-process technology and related compensation charge          --             --           10,519
     Litigation settlement                                                    --             --            4,300
                                                                         ---------------------------------------
        Total operating expenses                                           116,174         65,956         52,189
                                                                         ---------------------------------------

INCOME FROM OPERATIONS                                                      55,126         32,658          3,083

OTHER INCOME (EXPENSE):
     Interest income                                                         2,645          1,097          1,048
     Other expense                                                            (781)          (208)           (88)
                                                                         ---------------------------------------
        Total other income, net                                              1,864            889            960
                                                                         ---------------------------------------
INCOME BEFORE INCOME TAXES                                                  56,990         33,547          4,043
PROVISION FOR INCOME TAXES                                                  21,377         12,582          3,793
                                                                         ---------------------------------------

NET INCOME                                                               $  35,613      $  20,965      $     250
                                                                         =======================================

NET INCOME PER SHARE (1):
     Basic                                                               $    0.52      $    0.32      $    0.00
                                                                         =======================================
     Diluted                                                             $    0.46      $    0.29      $    0.00
                                                                         =======================================
SHARES USED IN PER SHARE CALCULATIONS (1):
     Basic                                                                  68,435         64,914         60,978
                                                                         =======================================
     Diluted                                                                77,931         71,902         68,804
                                                                         =======================================

(1) Share and per share amounts have been adjusted to reflect the two-for-one stock split which was effective December 21, 1998.



                See notes to consolidated financial statements.

                             NETWORK APPLIANCE, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                          RETAINED     CUMULATIVE
                                                     COMMON STOCK           DEFERRED      EARNINGS       OTHER
                                                -----------------------      STOCK      (ACCUMULATED  COMPREHENSIVE
                                                 SHARES        AMOUNT     COMPENSATION     DEFICIT)       LOSS          TOTAL
                                                ---------     ---------   ------------  ------------  --------------  ---------
BALANCES, APRIL 30, 1996                           64,560     $  40,286     $    (383)    $    (874)    $    --       $  39,029

Net income and comprehensive income                  --            --            --             250          --             250
Issuance of common stock                            1,166         1,730          --            --            --           1,730
Repurchase of common stock                           (752)          (52)         --            --            --             (52)
Amortization of deferred stock compensation          --            --              85          --            --              85
Reversal of deferred stock compensation
  due to employee termination                        --            (244)          244          --            --            --
Income tax benefit from employee stock
  transactions                                       --           2,487          --            --            --           2,487
Common stock issued for IMC acquisition               690         7,350          --            --            --           7,350
Compensation charge for IMC acquisition              --           3,150          --            --            --           3,150
                                                ---------     ---------     ---------     ---------     ---------     ---------
BALANCES, APRIL 30, 1997                           65,664        54,707           (54)         (624)         --          54,029

Net income and comprehensive income                  --            --            --          20,965          --          20,965
Issuance of common stock                            1,654         6,937          --            --            --           6,937
Repurchase of common stock                            (22)           (1)         --            --            --              (1)
Deferred stock compensation                          --             714          (714)         --            --            --
Amortization of deferred stock compensation          --            --             270          --            --             270
Income tax benefit from employee stock
  transactions                                       --           4,065          --            --            --           4,065

                                                ---------     ---------     ---------     ---------     ---------     ---------
BALANCES, APRIL 30, 1998                           67,296        66,422          (498)       20,341          --          86,265
Components of comprehensive income:
    Net income                                       --            --            --          35,613          --          35,613
    Currency translation adjustment                  --            --            --            --            (323)         (323)
                                                                                                                      ---------
       Total comprehensive income                                                                                        35,290
Issuance of common stock                            2,681        16,942          --            --            --          16,942
Repurchase of common stock                            (21)         (280)         --            --            --            (280)
Issuance of common stock at $50.50 per share
  pursuant to follow-on public offering, net        2,875       138,834          --            --            --         138,834
Deferred stock compensation                          --             916          (916)         --            --            --
Amortization of deferred stock compensation          --            --             667          --            --             667
Reversal of deferred stock compensation
  due to employee termination                        --             (33)           33          --            --            --
Other stock compensation expense                     --             230          --            --            --             230
Income tax benefit from employee stock
  transactions                                       --          17,776          --            --            --          17,776
                                                ---------     ---------     ---------     ---------     ---------     ---------
BALANCES, APRIL 30, 1999                           72,831     $ 240,807     $    (714)    $  55,954     $    (323)    $ 295,724
                                                =========     =========     =========     =========     =========     =========



                See notes to consolidated financial statements.

                             NETWORK APPLIANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED APRIL 30,
                                                                               -------------------------------------
                                                                                 1999          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  35,613     $  20,965     $     250
     Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation and amortization                                          8,146         5,548         2,866
            Other stock compensation expense                                         230            --            --
            Purchased in-process technology and related compensation charge           --            --        10,519
            Provision for doubtful accounts                                        1,075           481          --
            Deferred income taxes                                                 (5,084)       (1,749)       (2,794)
            Deferred rent                                                            (70)          (36)          (69)
            Loss on disposal of equipment                                          1,221            --            --
            Changes in assets and liabilities:
               Accounts receivable                                               (24,188)      (20,883)       (8,573)
               Inventories                                                        (4,934)        1,213        (5,095)
               Prepaid expenses and other                                         (5,060)       (1,484)       (1,031)
               Accounts payable                                                    5,085         5,626         2,295
               Income taxes payable                                               17,102         4,823         3,010
               Accrued compensation and related benefits                           6,704         3,819         2,636
               Other accrued liabilities                                           3,432         1,921           338
               Deferred revenue                                                    6,675         2,482         1,917
                                                                               -------------------------------------
                   Net cash provided by operating activities                      45,947        22,726         6,269
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                         (18,680)      (15,050)      (17,770)
     Redemptions of short-term investments                                        23,680        11,166        13,836
     Purchases of property and equipment                                         (15,474)       (7,971)       (7,124)
     Other assets                                                                     --        (2,000)           --
     Cash acquired from IMC purchase                                                  --            --            11
     Payment of deposits, net                                                     (7,000)           --            --
                                                                               -------------------------------------
                   Net cash used in investing activities                         (17,474)      (13,855)      (11,047)
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term obligations                                              --           (12)          (17)
     Proceeds from sale of common stock, net                                      16,662         6,936         1,678
     Proceeds from follow-on common stock offering, net                          138,834            --            --
                                                                               -------------------------------------
                   Net cash provided by financing activities                     155,496         6,924         1,661
                                                                               -------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             183,969        15,795        (3,117)

CASH AND CASH EQUIVALENTS:
     Beginning of year                                                            37,315        21,520        24,637
                                                                               -------------------------------------
     End of year                                                               $ 221,284     $  37,315     $  21,520
                                                                               =====================================



                See notes to consolidated financial statements.

                             NETWORK APPLIANCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

 1.  THE COMPANY

        Network Appliance, Inc., incorporated in the state of California in April 1992, and its subsidiaries operate in a single industry segment and are involved in the design, manufacturing, marketing and support of high performance network attached data storage and access devices which provide fast, simple, reliable and cost-effective file service for data-intensive network environments.

 2.  SIGNIFICANT ACCOUNTING POLICIES

        Fiscal Year--We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying consolidated financial statements that our fiscal year end is April 30. Fiscal 1999 was a 53-week fiscal year. Fiscal 1998 and 1997 were 52-week years.

        Basis of Presentation--The consolidated financial statements include the company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current-year presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders' equity or net income.

        Cash and Cash Equivalents--We consider all highly liquid debt investments with original maturities of three months or less to be cash equivalents.

        Short-term Investments--Our short-term investments consist of securities with original maturities ranging between three and six months. All of our investments are classified as available-for-sale, and are stated at amortized cost, which approximates fair market value. Short-term investments consist of $5,800 and $10,800 of municipal securities as of April 30, 1999, and April 30, 1998, respectively.

        Inventories--Inventories are stated at the lower of cost (first-in, first-out basis) or market.

        Inventories consist of the following:


                                   APRIL 30,
                            ----------------------
                              1999           1998
                            -------        -------
Purchased components        $ 5,316        $ 4,494
Work in process               1,727          1,889
Finished goods                6,538          2,324
                            -------        -------
                            $13,581        $ 8,707
                            =======        =======


        Property and Equipment--Property and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives which range from two to five years. Leasehold improvements are amortized over their estimated useful lives or the life of the lease, whichever is shorter.

        Property and equipment consists of the following:


                                                                   APRIL 30,
                                                           -------------------------
                                                             1999             1998
                                                           --------         --------
Computers, related equipment and purchased software        $ 28,619         $ 16,979
Furnitures and fixtures                                       2,236            1,962
Leasehold improvements                                        3,104            2,782
                                                           --------         --------
                                                             33,959           21,723
Accumulated depreciation and amortization                   (14,688)          (9,506)
                                                           --------         --------
                                                           $ 19,271         $ 12,217
                                                           ========         ========


        Revenue Recognition--In the first quarter of fiscal 1999, we adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows. We recognize revenue and record estimated product return and warranty reserves upon shipment if the collectibility of the receivable is deemed to be probable, an executed agreement has been signed, the fee is fixed and determinable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Service and software subscription revenues are recognized over the terms of the related contractual periods. Service revenues were less than 10% of net sales in fiscal 1999, 1998 and 1997. Software subscription revenues were also less than 10% of net sales in fiscal 1999, 1998 and 1997.

        Advertising Costs--Advertising costs are charged to operations when incurred. Advertising expenses for fiscal 1999, 1998 and 1997 were approximately $1,072, $1,000 and $100, respectively.

        Software Development Costs--We capitalize eligible computer software development costs, which include software enhancement costs, upon the establishment of technological feasibility, which occur upon the completion of a working model. Software development costs capitalized have not been significant.

        Foreign Currency Translation and Foreign Exchange Contracts--Prior to fiscal 1999, the functional currency of our foreign subsidiaries was the U.S. dollar. Accordingly, all monetary assets and liabilities were translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities were translated at historical rates and net sales and expenses were translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of income, have not been significant.

        In the first quarter of fiscal 1999, we determined that the functional currencies of certain of our foreign subsidiaries had changed from the U.S. dollar to the local currencies. Accordingly, for fiscal 1999, assets and liabilities of our foreign subsidiaries are translated in U.S. dollars at the exchange rates in effect as of the balance sheet date, and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments have been included within shareholders' equity as part of cumulative other comprehensive loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flow.

        Foreign currency transaction gains and losses, which are included in the consolidated statements of income, have not been material in any of the three years presented. We utilize forward exchange contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change. Management believes that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying asset and transactions being hedged.

        Certain Significant Risks and Uncertainties--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        We are subject to certain risks, including without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions, dilution and the Year 2000 Issue.

        Concentration of Credit Risk--Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments consist primarily of municipal securities, cash accounts held at various banks and a money market fund held at a single financial institution. We sell our products primarily to large organizations in different industries and geographies. Credit risk is further mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

        Comprehensive Income--During fiscal 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income for the years ended April 30, 1999, 1998 and 1997 has been disclosed within the consolidated statements of shareholders' equity and comprehensive income. Total comprehensive income was equal to net income for the years ended April 30, 1998 and 1997.

        Net Income Per Share--Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options. All prior-period net income per-share amounts have been restated to reflect the two-for-one stock split which was effective December 21, 1998 (See Note 6).

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                                       YEARS ENDED APRIL 30
                                                               ------------------------------------
                                                                 1999          1998          1997
                                                               --------      --------      --------

NET INCOME (NUMERATOR):
     Net Income, basic and diluted                             $ 35,613      $ 20,965      $    250
                                                               ========      ========      ========
SHARES (DENOMINATOR):
     Weighted average common shares outstanding                  68,765        66,400        64,658
     Weighted average common shares outstanding subject
       to repurchase                                               (330)       (1,486)       (3,680)
                                                               --------      --------      --------
     Shares used in basic computation                            68,435        64,914        60,978
     Weighted average common shares outstanding subject
       to repurchase                                                330         1,486         3,680
     Common shares issuable upon exercise of stock options        9,166         5,502         4,146
                                                               --------      --------      --------
     Shares used in diluted computation                          77,931        71,902        68,804
                                                               ========      ========      ========
NET INCOME PER SHARE:
     Basic                                                     $   0.52      $   0.32      $   0.00
                                                               ========      ========      ========
     Diluted                                                   $   0.46      $   0.29      $   0.00
                                                               ========      ========      ========

Statements of Cash Flows--Supplemental cash flow and noncash investing and financing activities are as follows:

                                                                      YEARS ENDED APRIL 30
                                                                -------------------------------
                                                                 1999        1998        1997
                                                                -------     -------     -------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                          $ 7,985     $ 9,402     $ 3,809
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Deferred stock compensation                                    883         714        (244)
     Income tax benefit from employee stock transactions         17,776       4,065       2,487
     Common stock issued for IMC acquisition                       --          --         7,350
     Deferred stock compensation charge for IMC acquisition        --          --         3,150

        Geographic Operating Information--During fiscal 1999, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. We operate in one reportable segment (Note 8).

        Stock-Based Compensation--We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

        Accounting for Long-Lived Assets--We evaluate the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Recently Issued Accounting Standards-- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward-looking basis, although we have not fully assessed the implications of this new statement, we do not believe adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

 3.  COMMITMENTS

             In June, July and August 1998, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. All of our principal activities will relocate to Sunnyvale in phases beginning in June 1999. Our manufacturing and research and development facilities remain located in approximately 120,000 square feet of space in Santa Clara, California until the Sunnyvale facilities are fully completed. The Santa Clara facilities are leased under various operating leases with 100,000 square feet of space expiring in June 2000, and the remainder expiring in fiscal 2003. We lease other sales offices throughout the United States and internationally. These sales offices are also leased under operating leases which expire through fiscal 2013. We are responsible for certain maintenance costs, taxes and insurance under these leases.

        In June 1998, we executed an agreement to acquire 5.9 acres of land in Sunnyvale, California and the accompanying 127,000 square foot building. Under terms of the agreement, we paid $5,500 of the $33,750 purchase price as a nonrefundable deposit. In January 1999, we assigned our rights and obligations under the agreement to a third-party entity and in exchange received back our $5,500 deposit. We subsequently entered into an operating lease for this property. Our lease payments will vary based on the LIBOR plus a spread. Our lease payments are estimated to be approximately $2,860 on an annual basis over the lease term and are included in the minimum annual lease payments schedule below. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $44,000, or arrange for the sale of the property to a third party for at least $44,000 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $36,960.

        In June 1998, we signed a 25-year operating lease requiring annual lease payments of $3,084 commencing in October 1999, for a 6.2-acre plot in Sunnyvale, California and an option agreement to purchase the 6.2 acres of land. Under terms of the option agreement, we paid a $4,500 nonrefundable deposit. The option allows us to purchase the land, within a 90-day period, commencing in December 1999 at a purchase price of $23,745.

        In June 1999, the agreement referred to in the preceding paragraph was amended to a 25 year and three month term commencing in July 1999. In June 1999, we assigned our rights and obligations under the agreement to a third-party entity. We subsequently entered into an operating lease for this property. Our lease payments will vary based on the LIBOR plus a spread. Our lease payments are estimated to be approximately $3,120 on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $48,000, or arrange for the sale of the property to a third party for at least $48,000 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $43,912.

        In August 1998, we entered into an agreement to acquire 6.0 acres of land in Sunnyvale, California and the accompanying 79,000 square foot building. Under terms of the agreement, we paid $2,500 of the $16,750 purchase price as a deposit. In May 1999, we assigned our rights and obligations under the agreement to a third-party entity and in exchange received back our $2,500 deposit. We subsequently entered into an operating lease for this property. Our lease payments will vary based on the LIBOR plus a spread. Our lease payments are estimated to be approximately $2,340 on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $36,000, or arrange for the sale of the property to a third party for at least $36,000 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $32,610.

        All three of the operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of April 30, 1999.

        Future minimum annual lease payments as of April 30, 1999, are as follows:

                 YEARS ENDING APRIL 30
                 ---------------------
                                    2000                                 $ 6,737
                                    2001                                   4,940
                                    2002                                   4,585
                                    2003                                   4,046
                                    2004                                   2,914
                              Thereafter                                   1,361
                                                                         -------
                Total lease payments                                     $24,583
                                                                         =======

        Rent expense was $5,963, $4,278 and $1,195 for the years ended April 30, 1999, 1998 and 1997, respectively. Rent expense under certain of our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as long-term obligations in the accompanying consolidated balance sheets.

        The total of minimum rental payments to be received through fiscal 2000 under non-cancelable subleases is $373 as of April 30, 1999.

 4.  ACQUISITION

        On March 17, 1997, we acquired all outstanding shares and options to purchase shares of IMC common stock by issuing 748 shares of our common stock and options to purchase shares of our common stock. The purchase price related to the common stock and options to purchase shares of our common stock was $7,350. IMC was founded in 1996 to develop and commercialize Internet/ intranet proxy caching software.

        Certain key employees of IMC who continued as our employees were also granted vested options to purchase shares of our common stock at a discount to the market price of our common stock immediately preceding the acquisition. In connection with the granting of discounted options to purchase our common stock, we recorded a compensation expense of $3,150 in the fourth quarter of fiscal 1997. We also recorded a deferred income tax benefit of $1,304, primarily related to the compensation charge.

        The acquisition was accounted for as a purchase and, accordingly, the results of operations of IMC from the date of acquisition forward have been included in our consolidated financial statements. In connection with the acquisition, intangible assets of $8,362 were acquired, of which $7,369 was reflected as a one-time charge to operations for the write-off of purchased in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The $10,519 combined one-time charge for purchased in-process technology and compensation expense has been reflected in our fiscal 1997 consolidated statement of income within operating expenses. The remaining intangible assets of $993, consisting of existing technology and goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over their estimated useful lives of five years.


        In connection with the acquisition, net assets acquired were as follows:


               Current assets                                                   $    21
               Property and equipment, net                                           46
               Intangible assets, including purchased in-process technology       8,362
               Current liabilities assumed                                       (1,079)
                                                                                -------
               Net assets acquired                                              $ 7,350
                                                                                =======

        The following unaudited pro forma information shows the results of operations for fiscal 1997 as if the IMC acquisition had occurred at the beginning of fiscal 1997 and at the purchase price established in March 1997. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of fiscal 1997 or of future operations of the combined companies. The pro forma results for fiscal 1997 combine our results of operations for the fiscal year ended April 30, 1997 with the results of IMC for the period from inception (May 6, 1996) through the date of acquisition and include the $10,519 charge for purchased in-process technology and the related compensation charge, as well as the related tax benefits, and the straight-line amortization of intangible assets over a period of five years.


                                                  YEAR ENDED
                                                APRIL 30, 1997
                                                --------------
               Net Sales                          $   93,552
               Net Loss                                 (390)
               Net Loss per Share, Basic               (0.01)
               Net Loss per Share, Diluted             (0.01)

5.  LINE OF CREDIT

        In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in July 1999, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender's "prime" lending rate, such rate determined at our discretion. In December 1998, we drew a $2,500 letter of credit against our line of credit to facilitate requirements associated with the acquisition of land in Sunnyvale, California and the accompanying 79,000 square foot building.

        We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $55,000, of which $25,099 was available at April 30, 1999.

6.  SHAREHOLDERS' EQUITY

        Follow-on Public Offering--In March 1999, we completed a public offering of 2,875 shares of our Common Stock and received net proceeds of $138,834.

        Stock Split--On December 21, 1998, the Company effected a two-for-one stock split of the outstanding shares of common stock. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

        Preferred Stock--Our Board of Directors has the authority to issue up to 5,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders.

        Stock Option Plans--We adopted the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan") in April 1993. In September 1995, we adopted the 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan replaced the 1993 Plan, and provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1993 Plan, except that the 1995 Plan does not allow for the exercise of options prior to vesting. Accordingly, all options and shares issued under the 1993 Plan were incorporated into the 1995 Plan upon the effectiveness of our initial public offering.

        Under the 1995 Plan, the Board of Directors may grant to employees, directors and consultants options to purchase shares of our common stock. The exercise price for an incentive stock option and a nonqualified stock option cannot be less than 100% and 85%, respectively, of the fair market value of our common stock as determined by the Board of Directors on the date of grant. Options granted under the 1995 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than ten years after the date of grant.

        In April 1997, the Board of Directors adopted the Special Non-Officer Stock Option Plan (the "Non-Officer Plan") which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Non-Officer Plan allows only for the issuance of nonqualified options to non-officer employees.

        A summary of the combined activity under our stock option plans and agreements is as follows:

                                                                                   OUTSTANDING OPTIONS
                                                                                --------------------------

                                                                   SHARES                        WEIGHTED
                                                                 AVAILABLE                        AVERAGE
                                                                    FOR           NUMBER         EXERCISE
                                                                   GRANT         OF SHARES         PRICE
                                                                -----------     -----------     ----------
Balances, April 30, 1996 (392 options exercisable)                  7,090           6,386         $  2.32
    Shares reserved for IMC acquisition                               516            --              --
    Options granted (weighted average fair value of $3.30)         (6,676)          6,676            7.42
    Options exercised                                                --              (836)           0.83
    Options canceled                                                  948            (948)           2.68
                                                                  -------         -------
Balances, April 30, 1997 (3,994 options exercisable)                1,878          11,278            5.42
    Shares reserved for plan                                        8,000            --              --
    Options granted (weighted average fair value of $4.56)         (5,448)          5,448           11.76
    Options exercised                                                --            (1,240)           4.23
    Options canceled                                                1,148          (1,148)           6.91
                                                                  -------         -------
Balances, April 30, 1998 (5,012 options exercisable)                5,578          14,338            7.79
    Shares reserved for plan                                        5,400            --              --
    Options granted (weighted average fair value of $9.84)         (6,323)          6,323           25.14
    Options exercised                                                --            (2,243)           6.18
    Options canceled                                                  925            (925)          10.71
                                                                  -------         -------
Balances, April 30, 1999 (6,587 options exercisable)                5,580          17,493         $ 14.11
                                                                  =======         =======

        Options for the purchase of 6,177 shares of common stock were vested as of April 30, 1999. Unvested common shares issued under the 1993 Plan of 69 as of April 30, 1999 are subject to repurchase by the Company.

Additional information regarding options outstanding as of April 30, 1999 is as follows:

                                 OPTIONS OUTSTANDING
                    ---------------------------------------------
                                         WEIGHTED                       OPTIONS EXERCISABLE
                                         AVERAGE                     ----------------------------
                                        REMAINING       WEIGHTED                        WEIGHTED
                         NUMBER        CONTRACTUAL      AVERAGE                         AVERAGE
     RANGE OF        OUTSTANDING AT       LIFE          EXERCISE        NUMBER          EXERCISE
 EXERCISE PRICES     APRIL 30, 1999    (IN YEARS)        PRICE        EXERCISABLE        PRICE
-----------------   ----------------  -------------    ----------    -------------     ----------
$ 0.03 - $  2.75          2,144            6.24          $ 1.51           2,123          $ 1.52
  2.95 -    7.13          1,873            7.31            5.63           1,153            5.78
  7.28 -    7.78          1,827            7.95            7.58             805            7.58
  7.88 -    9.75          1,866            7.81            9.27             874            9.17
  9.81 -   12.69          2,040            8.18           11.07             855           10.91
 12.81 -   17.13          1,759            8.73           14.80             467           14.03
 17.38 -   18.03          1,818            9.20           17.67             101           17.86
 18.04 -   21.06          1,835            9.17           19.32             209           18.04
 21.88 -   42.00          1,809            9.55           32.13            --              --
 45.00 -   56.50            522            9.80           52.95            --              --
                         ------                                          ------
$ 0.03 - $ 56.50         17,493            8.24          $14.11           6,587          $ 6.90
                         ======                                          ======

        Employee Stock Purchase Plan--Under the Employee Stock Purchase Plan, employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates. Of the 1,800 shares authorized to be issued under this plan, 797 shares were available for issuance at April 30, 1999 and 273 and 402 shares were issued in fiscal 1999 and 1998, respectively, at a weighted average price of $11.21 and $4.21, respectively.

        Pro Forma Information--As discussed in Note 2, we continue to account for our stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements with the exception of $667, $270 and $85 in fiscal 1999, 1998 and 1997, respectively, which consists of the amortization of deferred stock compensation related to the granting of nonqualified stock options at exercise prices below market.

        In fiscal 1999, we recorded $230 compensation expense for the fair value of options granted to an independent contractor.

        SFAS 123 requires the disclosure of pro forma net income and net income per share had we adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      YEARS ENDED APRIL 30,
                                ------------------------------------
                                 1999           1998           1997
                                ------         ------         ------
Expected Life (in years)          3.07           2.94           2.90
Risk-free interest rate              5%             6%             6%
Volatility                          50%            50%            50%
Expected dividend                 --             --             --

        Our calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards issued beginning in fiscal 1996 had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                 YEARS ENDED APRIL 30,
                                         ----------------------------------------
                                            1999           1998           1997
                                         ----------     ----------     ----------
Net income (loss)                        $   12,163     $    8,677     $   (4,661)
Net income (loss) per share, basic             0.18           0.13          (0.08)
Net income (loss) per share, diluted           0.16           0.12          (0.07)

        However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculations; accordingly, the fiscal 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

        Deferred Stock Compensation--In May 1995, we issued stock options for the purchase of 2,126 shares of common stock at $0.07 per share. We recognized $515 of deferred compensation in May 1995 equal to the difference between the option price as determined by the Board of Directors and $0.32 (the deemed fair value for financial reporting purposes) for each option. We are amortizing the deferred compensation expense ratably over the four-year period in which the options vest.

        We recorded $916 and $714 of deferred compensation in fiscal 1999 and 1998, respectively, primarily related to the grant of stock options to certain highly compensated employees. Under terms of the 1995 Stock Option Plan, highly compensated employees as defined by our management are eligible to contribute between $15 to $75 in annual salary for the rights to be granted nonqualified stock options. The discount from fair market value which is equal to the amount of salary contributed has been recorded as deferred compensation expense. We are amortizing the deferred compensation expense ratably over a one-year period.

7.      INCOME TAXES

The provision for income taxes consists of the following:



                                                    YEARS ENDED APRIL 30,
                                              ------------------------------------
                                                1999          1998          1997
                                              --------      --------      --------
CURRENT:
       Federal                                $ 20,094      $ 12,132      $  5,062
       State                                     3,098         2,199         1,525
       Foreign                                   3,269          --            --
                                              --------      --------      --------
       Total current                            26,461        14,331         6,587
                                              --------      --------      --------
DEFERRED:
       Federal                                  (4,078)       (1,597)       (2,394)
       State                                    (1,006)         (152)         (400)

                                              --------      --------      --------
       Total deferred                           (5,084)       (1,749)       (2,794)
                                              --------      --------      --------
               Provision for income taxes     $ 21,377      $ 12,582      $  3,793
                                              ========      ========      ========

        Deferred income taxes result from differences in the timing of certain expense items for tax and financial reporting purposes.

        The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                      YEARS ENDED APRIL 30,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
        Tax computed at federal statutory rate                $ 19,947      $ 11,741      $  1,415
        State income taxes, net of federal benefit               2,850         1,482           764
        Earnings subject to foreign taxes at lower rates        (1,280)         --            --
        Non-deductible acquisition charges related to the
          IMC acquisition                                         --            --           2,904
        Research and experimentation credit                     (1,095)         (555)         (410)
        State credits                                             (707)         --            --
        Benefit of foreign sales corporation                      (142)         (489)         (105)
        Tax exempt interest                                       (547)         (281)         (184)
        Change in valuation allowance                             --            --            (673)
        Business meal exclusion                                    156           100            45
        Other                                                    2,195           584            37
                                                              --------      --------      --------
        Provision for income taxes                            $ 21,377      $ 12,582      $  3,793
                                                              ========      ========      ========

        The income tax benefits associated with dispositions from employee stock transactions reduced taxes currently payable by $17,776, $4,291 and $2,487, respectively, for fiscal 1999, 1998 and 1997.

        Income before income taxes is as follows:

                                  YEARS ENDED APRIL 30,
                            -------------------------------
                             1999        1998        1997
                            -------     -------     -------
        Domestic            $45,617     $33,175     $ 3,983
        Foreign              11,373         372          60
                            -------     -------     -------
                  Total     $56,990     $33,547     $ 4,043
                            =======     =======     =======

        Current net deferred tax assets are $10,134 and $5,280, as of April 30, 1999 and April 30, 1998, respectively. Non-current net deferred tax assets at April 30, 1999 and 1998 of $1,593 and $1,363, respectively, are included in other assets within the accompanying consolidated balance sheets.

        The components of our net deferred tax assets are as follows:


                                                                   YEARS ENDED APRIL 30,
                                                                   --------------------
                                                                     1999         1998
                                                                   -------      -------
        Reserves and accruals not deductible for tax purposes      $ 7,774      $ 4,599
        Research and development credits, Federal & State            2,227         --
        Tax benefit of options issued in IMC acquisition               913        1,074
        Depreciation                                                   585          197
        Deferred rent                                                   37           66
        Other                                                          191          707
                                                                   -------      -------
                  Deferred tax assets                              $11,727      $ 6,643
                                                                   =======      =======

        As of April 30, 1999, we had federal and state research and development credit carryforwards of approximately $2,227 available to offset future taxable income. These carryforwards expire in various years through 2019.

 8.  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION


        We adopted SFAS 131 at April 30, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, we operate in one reportable industry segment: the design, manufacturing and marketing of high-performance network attached data storage and access devices. For the years ended April 30, 1999, 1998 and 1997, we recorded revenue from customers throughout the United States and Canada; Europe; Latin America, Australia and Asia Pacific.

        The following presents net sales for the years ended April 30, 1999, 1998, and 1997 by geographic area and long-lived assets as of April 30, 1999 and 1998 by geographic area.

                                             YEAR ENDED APRIL 30,
                                     ------------------------------------
                                       1999          1998          1997
NET SALES:
United States                        $200,627      $125,108      $ 76,018
International                          88,793        41,055        17,315
                                     --------      --------      --------
                Total net sales      $289,420      $166,163      $ 93,333
                                     ========      ========      ========

LONG-LIVED ASSETS:
United States                        $ 29,198      $ 15,982
International                           1,803           815
                                     --------      --------
                Total assets         $ 31,001      $ 16,797
                                     ========      ========

        Net sales above are attributed to regions based on where products are shipped to.

        International sales include export sales primarily to Germany, United Kingdom, Japan, France, Sweden, Canada and Australia. No single foreign country accounted for 10% or more of net sales in fiscal 1999, 1998 and 1997.

        No customer accounted for 10% or more of net sales in fiscal 1999, 1998 or in fiscal 1997.

 9.  LITIGATION

        The computer industry is characterized by frequent litigation regarding intellectual property rights. During fiscal 1995 a lawsuit of this nature was filed against us and two of our shareholders (the "Whipsaw Litigation"). During fiscal 1997, we settled the Whipsaw litigation and recorded a pre-tax expense of $4,300 ($3,500 in payments to the plaintiffs and $800 in legal fees). In connection with the settlement, the Whipsaw group released us from all liabilities. We deny any wrongdoing on our part or on the part of the founder.

10.     FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

        The following disclosures are made in accordance with the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. None of the financial instruments are held or issued for trading purposes.

        At April 30, 1999, we had $29,638 of outstanding foreign exchange contracts in British Pounds and European Currency Units. These foreign exchange contracts are adjusted to the fair value at the end of every month. There were no foreign exchange contracts in the prior year. Unrealized gains or losses on foreign exchange contracts were not significant at April 30, 1999. Other than foreign exchange contracts, we have not entered into any other material financial derivative instruments.

        The fair values of cash and cash equivalents and short-term investments reported in the balance sheets approximate their carrying value. The fair value of short-term investments and foreign exchange contracts is based on quoted market value.

11.  EMPLOYEE BENEFIT PLAN

        We have established a 401(k) tax-deferred savings plan ("Savings Plan"). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $314, $202 and $119 for fiscal 1999, 1998 and 1997, respectively.



12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             YEAR ENDED APRIL 30, 1999
                                   ----------------------------------------------
                                     Q1            Q2           Q3           Q4
                                   -------      -------      -------      -------
Net sales                          $57,375      $65,625      $75,616      $90,804
Gross margin                        34,136       38,744       44,798       53,622
Net income                           7,097        8,376        9,394       10,746
Net income per share, basic           0.11         0.12         0.14         0.15
Net income per share, diluted         0.10         0.11         0.12         0.13

                                             YEAR ENDED APRIL 30, 1998
                                   ----------------------------------------------
                                     Q1            Q2           Q3           Q4
                                   -------      -------      -------      -------
Net sales                          $33,420      $38,401      $43,984      $50,358
Gross margin                        19,850       22,655       26,104       30,005
Net income                           4,221        4,885        5,555        6,304
Net income per share, basic           0.07         0.08         0.08         0.10
Net income per share, diluted         0.06         0.07         0.08         0.09

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report under the section entitled "Executive Officers". The information required by this Item with respect to the Company's directors is incorporated herein by reference from the information provided under the heading "Election of Directors" of the Definitive Proxy Statement which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

        Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading "Executive Compensation and Related Information" in our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption "Employment Contracts, Termination of Employment and Change-In-Control Agreements" in our Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

       Independent Auditors' Report
       Consolidated Balance Sheets -- April 30, 1999 and 1998
       Consolidated Statements of Income for the years ended April 30, 1999,
         1998 and 1997
       Consolidated Statements of Shareholders' Equity and Comprehensive Income
         for the years ended April 30, 1999, 1998 and 1997
       Consolidated Statements of Cash Flows for the years ended April 30, 1999,
         1998 and 1997
       Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedule.

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




(a)(3)  Exhibits

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
2.1(1)          ---   Agreement and Plan of Reorganization, dated as of March
                      17, 1997, between the Company and IMC, a California
                      corporation

2.2(1)          ---   Agreement of Merger between the Company and IMC as filed
                      with the California Secretary of State on March 17, 1997

3.1(2)          ---   Restated Articles of Incorporation of the Company

3.2(3)          ---   Bylaws of the Company

3.3(8)          ---   Amendment to the Restated Articles of Incorporation of the
                      Company, filed December 18, 1997

3.4(11)         ---   Certificate of Amendment to the Restated Articles of
                      Incorporation of the Company

4.1(3)          ---   Reference is made to Exhibits 3.1 and 3.2

4.2(3)          ---   Specimen Common Stock certificate

4.3(3)          ---   Amended and Restated Investors' Rights Agreement, dated
                      September 23, 1994, among the Company and the investors
                      and the founders named therein, as amended

4.4(3)          ---   Amended and Restated Shareholders Agreement, dated
                      September 23, 1994, among the Company and the employee
                      holders and the Preferred Stock investors named therein

4.5(3)          ---   Forms of Warrants to Purchase Shares of Series A and
                      Series C Preferred Stock

10.1*(3)        ---   Distributor Agreement, dated June 1, 1993, by and among
                      the Company, Itochu Corporation and CTC Supply Sales

10.2(3)         ---   Forms of Indemnification Agreements entered into between
                      the Company and its directors and officers

10.3(3)         ---   The Company's 1993 Stock Option/Stock Issuance Plan

10.4(3)         ---   The Company's 1993 Stock Incentive Plan

10.5(3)         ---   The Company's Employee Stock Purchase Plan

10.6(3)         ---   Series C Preferred Stock and Common Stock and Warrant to
                      Purchase Series C Preferred Stock Purchase Agreement,
                      dated September 23, 1994, among the Company and the
                      purchasers named therein

10.7(3)         ---   Office lease dated October 21, 1993, between the Company
                      and Vanni Business Park General Partnership ("Vanni") and
                      Office Lease Agreement, dated October 20, 1994, between
                      the Company and Vanni

10.8(3)         ---   Agreement dated June 19, 1995, between the Company and
                      Imperial Bank, as amended, Promissory Note issued
                      thereunder and ancillary documents

10.9(3)         ---   Settlement Agreement and General Release, dated June 28,
                      1995, between the Company and Michael Malcolm

10.10(3)        ---   Security and Loan Agreement, Credit Terms and Conditions
                      and General Security Agreement between the Company and
                      Imperial Bank, dated August 31, 1994, as amended

10.11(4)        ---   Facility sublease, dated August 9, 1996, by and between
                      S3, Inc. and the Company

10.12(5)        ---   The Company's Amended 1995 Stock Incentive Plan

10.13(5)        ---   The Company's Special Non-Officer Stock Option Plan

10.14(6)        ---   Facility lease, dated August 18, 1997, by and between the
                      McCandless - San Tomas No. 2 and the Company

10.15(8)        ---   Agreement of Purchase and Sale, dated June 11, 1998, by
                      and between 495 Java Drive Associates, L.P. and the
                      Company

10.16(8)        ---   Operating lease agreement, dated June 11, 1998, by and
                      between 475 Java Drive Associates L.P. and the Company

10.17(8)        ---   Purchase Option Agreement, dated June 11, 1998, by and
                      between 475 Java Drive Associates L.P. and the Company

10.18(8)        ---   Line of credit agreement dated July 10, 1998, between the
                      Company and Wells Fargo Bank, National Association

10.19(9)        ---   Purchase and Sale Agreement, dated August 5, 1998, by and
                      between Martin/Crossman, LLC and the Company.

10.20*(10)      ---   OEM Distribution and License Agreement, dated October 27,
                      1998, by and between Dell Products L.P. and the Company

10.21(11)       ---   Amended Purchase and Sale Agreement, dated December 9,
                      1998, by and between Martin/Crossman, LLC and the Company.

10.22(11)       ---   Amended Purchase and Sale Agreement, dated December 21,
                      1998, by and between 495 Java Drive Associates. L.P. and
                      the Company.

10.23(11)       ---   Lease Agreement, dated January 20, 1999, by and between
                      BNP Leasing Corporation and the Company

10.24(11)       ---   Purchase Agreement, dated January 20, 1999, by and between
                      BNP Leasing Corporation and the Company

10.25(11)       ---   Pledge Agreement, dated January 20, 1999, by and between
                      BNP Leasing Corporation, Bank Nationale De Paris and the
                      Company

10.26(11)       ---   OEM Distribution and License Agreement, dated November 6,
                      1998, by and between Fujitsu Limited and the Company

21.1(8)         ---   Subsidiaries of the Company

23.1            ---   Independent Auditors' Consent

24.1            ---   Power of Attorney (see signature page)

27.1            ---   Financial Data Schedule

27.2            ---   Restated Financial Data Schedules

27.3            ---   Restated Financial Data Schedules

27.4            ---   Restated Financial Data Schedules

27.5            ---   Restated Financial Data Schedules

--------------

        (1) Previously filed as an exhibit with the Company's Form 8-K dated March 17, 1997.

        (2) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 25, 1996.

        (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-97864).

        (4) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997.

        (5) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 23, 1997.

        (6) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 5, 1997.

        (7) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 6, 1998.

        (8) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 22, 1998.

        (9) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated September 11, 1998.

        (10) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 11, 1998.

        (11) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 11, 1999.

        * Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.


(b) REPORTS ON FORM 8-K.

     NONE.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 1999.

                                        NETWORK APPLIANCE, INC.

                                          By: /s/ DANIEL J. WARMENHOVEN
                                              -------------------------
                                                  Daniel J. Warmenhoven
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY

             KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. Warmenhoven and Jeffry R. Allen, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

 SIGNATURES                         TITLE                                       DATE
 ----------                         -----                                       ----

 /s/ DANIEL J. WARMENHOVEN          President and Chief Executive               July 12, 1999
 -----------------------------      Officer, Director (Principal
    (Daniel J. Warmenhoven)         Executive Officer)

 /s/ DONALD T. VALENTINE            Chairman of the Board, Director             July 12, 1999
 -----------------------------
    (Donald T. Valentine)

/s/ JEFFRY R. ALLEN                 Vice President Finance and                  July 12, 1999
 -----------------------------      Operations, Chief Financial Officer
    (Jeffry R. Allen)               (Principal Financial and Accounting
                                    Officer) and Secretary

 /s/ SANJIV AHUJA                   Director                                    July 12, 1999
 -----------------------------
    (Sanjiv Ahuja)

/s/ CAROL A. BARTZ                  Director                                    July 12, 1999
 -----------------------------
    (Carol A. Bartz)

/s/ LARRY R. CARTER                 Director                                    July 12, 1999
 -----------------------------
    (Larry R. Carter)

/s/ MICHAEL R. HALLMAN              Director                                    July 12, 1999
 -----------------------------
    (Michael R. Hallman)

/s/ ROBERT T. WALL                  Director                                    July 12, 1999
 -----------------------------
    (Robert T. Wall)

                             NETWORK APPLIANCE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED APRIL 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                  BALANCE AT      CHARGED TO                        BALANCE
                                                  BEGINNING       COSTS AND                        AT END OF
DESCRIPTION                                       OF PERIOD       EXPENSES       DEDUCTIONS         PERIOD
-----------                                      ------------    -----------    ------------      -----------
Allowance for doubtful accounts:
             1999                                   $  811          $1,100          $   25          $1,886
             1998                                      330             550              69             811
             1997                                      330              --              --             330
Excess and obsolescence inventory reserve:
             1999                                    2,985           1,380           1,885           2,480
             1998                                    3,016           1,302           1,333           2,985
             1997                                    1,043           2,551             578           3,016

                                 EXHIBIT INDEX



EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
2.1(1)          ---   Agreement and Plan of Reorganization, dated as of March
                      17, 1997, between the Company and IMC, a California
                      corporation

2.2(1)          ---   Agreement of Merger between the Company and IMC as filed
                      with the California Secretary of State on March 17, 1997

3.1(2)          ---   Restated Articles of Incorporation of the Company

3.2(3)          ---   Bylaws of the Company

3.3(8)          ---   Amendment to the Restated Articles of Incorporation of the
                      Company, filed December 18, 1997

3.4(11)         ---   Certificate of Amendment to the Restated Articles of
                      Incorporation of the Company

4.1(3)          ---   Reference is made to Exhibits 3.1 and 3.2

4.2(3)          ---   Specimen Common Stock certificate

4.3(3)          ---   Amended and Restated Investors' Rights Agreement, dated
                      September 23, 1994, among the Company and the investors
                      and the founders named therein, as amended

4.4(3)          ---   Amended and Restated Shareholders Agreement, dated
                      September 23, 1994, among the Company and the employee
                      holders and the Preferred Stock investors named therein

4.5(3)          ---   Forms of Warrants to Purchase Shares of Series A and
                      Series C Preferred Stock

10.1*(3)        ---   Distributor Agreement, dated June 1, 1993, by and among
                      the Company, Itochu Corporation and CTC Supply Sales

10.2(3)         ---   Forms of Indemnification Agreements entered into between
                      the Company and its directors and officers

10.3(3)         ---   The Company's 1993 Stock Option/Stock Issuance Plan

10.4(3)         ---   The Company's 1993 Stock Incentive Plan

10.5(3)         ---   The Company's Employee Stock Purchase Plan

10.6(3)         ---   Series C Preferred Stock and Common Stock and Warrant to
                      Purchase Series C Preferred Stock Purchase Agreement,
                      dated September 23, 1994, among the Company and the
                      purchasers named therein

10.7(3)         ---   Office lease dated October 21, 1993, between the Company
                      and Vanni Business Park General Partnership ("Vanni") and
                      Office Lease Agreement, dated October 20, 1994, between
                      the Company and Vanni

10.8(3)         ---   Agreement dated June 19, 1995, between the Company and
                      Imperial Bank, as amended, Promissory Note issued
                      thereunder and ancillary documents

10.9(3)         ---   Settlement Agreement and General Release, dated June 28,
                      1995, between the Company and Michael Malcolm

10.10(3)        ---   Security and Loan Agreement, Credit Terms and Conditions
                      and General Security Agreement between the Company and
                      Imperial Bank, dated August 31, 1994, as amended

10.11(4)        ---   Facility sublease, dated August 9, 1996, by and between
                      S3, Inc. and the Company

10.12(5)        ---   The Company's Amended 1995 Stock Incentive Plan

10.13(5)        ---   The Company's Special Non-Officer Stock Option Plan

10.14(6)        ---   Facility lease, dated August 18, 1997, by and between the
                      McCandless - San Tomas No. 2 and the Company

10.15(8)        ---   Agreement of Purchase and Sale, dated June 11, 1998, by
                      and between 495 Java Drive Associates, L.P. and the
                      Company

10.16(8)        ---   Operating lease agreement, dated June 11, 1998, by and
                      between 475 Java Drive Associates L.P. and the Company

10.17(8)        ---   Purchase Option Agreement, dated June 11, 1998, by and
                      between 475 Java Drive Associates L.P. and the Company

10.18(8)        ---   Line of credit agreement dated July 10, 1998, between the
                      Company and Wells Fargo Bank, National Association

10.19(9)        ---   Purchase and Sale Agreement, dated August 5, 1998, by and
                      between Martin/Crossman, LLC and the Company.

10.20*(10)      ---   OEM Distribution and License Agreement, dated October 27,
                      1998, by and between Dell Products L.P. and the Company

10.21(11)       ---   Amended Purchase and Sale Agreement, dated December 9,
                      1998, by and between Martin/Crossman, LLC and the Company.

10.22(11)       ---   Amended Purchase and Sale Agreement, dated December 21,
                      1998, by and between 495 Java Drive Associates. L.P. and
                      the Company.

10.23(11)       ---   Lease Agreement, dated January 20, 1999, by and between
                      BNP Leasing Corporation and the Company

10.24(11)       ---   Purchase Agreement, dated January 20, 1999, by and between
                      BNP Leasing Corporation and the Company

10.25(11)       ---   Pledge Agreement, dated January 20, 1999, by and between
                      BNP Leasing Corporation, Bank Nationale De Paris and the
                      Company

10.26(11)       ---   OEM Distribution and License Agreement, dated November 6,
                      1998, by and between Fujitsu Limited and the Company

21.1(8)         ---   Subsidiaries of the Company

23.1            ---   Independent Auditors' Consent

24.1            ---   Power of Attorney (see signature page)

27.1            ---   Financial Data Schedule

27.2            ---   Restated Financial Data Schedules

27.3            ---   Restated Financial Data Schedules

27.4            ---   Restated Financial Data Schedules

--------------

        (1) Previously filed as an exhibit with the Company's Form 8-K dated March 17, 1997.

        (2) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 25, 1996.

        (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-97864).

        (4) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997.

        (5) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 23, 1997.

        (6) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 5, 1997.

        (7) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 6, 1998.

        (8) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 22, 1998.

        (9) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated September 11, 1998.

        (10) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 11, 1998.

        (11) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 11, 1999.

        * Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.