Form 10-Q
period 1999-07-30
NETWORK APPLIANCE INC
filed 1999-08-31
CIK 1002047

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .


                         COMMISSION FILE NUMBER 0-27130


                             NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           CALIFORNIA                                     77-0307520
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


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

     Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
                 CLASS                                 JULY 30, 1999
                 -----                                 --------------
             Common Stock.......................         73,571,159



================================================================================

                                TABLE OF CONTENTS



                                                                                                                  PAGE NO.
                                                                                                                  --------
                         PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of July 30, 1999 and April 30, 1999                           2

               Condensed Consolidated Statements of Income for the three-month periods
                  ended July 30, 1999 and July 31, 1998                                                               3

               Condensed Consolidated Statements of Cash Flows for the three-month periods ended
                  July 30, 1999 and July 31, 1998                                                                     4

               Notes to Condensed Consolidated Financial Statements                                                   5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                      8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                14


                           PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                         15

Item 2.    Changes in Securities                                                                                     15

Item 3.    Defaults Upon Senior Securities                                                                           15

Item 4.    Submission of Matters to Vote of Securityholders                                                          15

Item 5.    Other Information                                                                                         15

Item 6.    Exhibits and Reports on Form 8-K                                                                          16

SIGNATURE                                                                                                            17

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                       July 30,       April 30,
                                                         1999           1999
                                                      ---------       ---------
                                                     (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                      $ 230,025       $ 221,284
       Short-term investments                            15,869           5,800
       Accounts receivable, net                          68,910          57,163
       Inventories                                       15,019          13,581
       Prepaid expenses and other assets                  4,689           7,384
       Deferred taxes                                    13,534          10,134
                                                      ---------       ---------
             Total current assets                       348,046         315,346
PROPERTY AND EQUIPMENT, NET                              25,016          19,271
DEPOSITS                                                  4,500           7,000
OTHER ASSETS                                              4,772           4,730
                                                      ---------       ---------
                                                      $ 382,334       $ 346,347
                                                      =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                               $  22,405       $  15,126
       Income taxes payable                               3,928           1,108
       Accrued compensation and related benefits         10,213          15,189
       Other accrued liabilities                          8,890           7,633
       Deferred revenue                                  12,959          11,474
                                                      ---------       ---------
             Total current liabilities                   58,395          50,530
LONG-TERM OBLIGATIONS                                        68              93
                                                      ---------       ---------
                                                         58,463          50,623
                                                      ---------       ---------

SHAREHOLDERS' EQUITY:
       Common stock                                     254,508         240,093
       Retained earnings                                 69,422          55,954
       Cumulative other comprehensive loss                  (59)           (323)
                                                      ---------       ---------
             Total shareholders' equity                 323,871         295,724
                                                      ---------       ---------
                                                      $ 382,334       $ 346,347
                                                      =========       =========


    See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        JULY 30,        JULY 31,
                                                          1999           1998
                                                        --------        --------
NET SALES                                               $103,279        $ 57,375
COST OF SALES                                             42,539          23,239
                                                        --------        --------
         Gross Margin                                     60,740          34,136
                                                        --------        --------

OPERATING EXPENSES:
         Sales and marketing                              26,884          14,935
         Research and development                         11,220           6,081
         General and administrative                        3,818           1,885
                                                        --------        --------
              Total operating expenses                    41,922          22,901
                                                        --------        --------

INCOME FROM OPERATIONS                                    18,818          11,235

OTHER INCOME, NET                                          2,063             121
                                                        --------        --------
INCOME BEFORE INCOME TAXES                                20,881          11,356
PROVISION FOR INCOME TAXES                                 7,413           4,259
                                                        --------        --------
NET INCOME                                              $ 13,468        $  7,097
                                                        ========        ========

NET INCOME PER SHARE:
         Basic                                          $   0.18        $   0.11
                                                        ========        ========
         Diluted                                        $   0.16        $   0.10
                                                        ========        ========

SHARES USED IN PER SHARE CALCULATIONS:
         Basic                                            73,094          67,096
                                                        ========        ========
         Diluted                                          83,399          74,542
                                                        ========        ========


    See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                               -------------------------
                                                                JULY 30,        JULY 31,
                                                                  1999           1998
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  13,468       $   7,097
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                            2,837           2,122
          Provision for doubtful accounts                            304             100
          Deferred income taxes                                   (3,400)           (217)
          Deferred rent                                              (25)             (6)
          Changes in assets and liabilities:
            Accounts receivable                                  (12,005)         (1,734)
            Inventories                                           (1,219)         (1,021)
            Prepaid expenses and other assets                      2,595             716
            Accounts payable                                       7,279          (2,500)
            Income taxes payable                                   9,720           3,937
            Accrued compensation and related benefits             (4,976)         (3,226)
            Other accrued liabilities                              1,257             126
            Deferred revenue                                       1,485             989
                                                               ---------       ---------
                Net cash provided by operating activities         17,320           6,383
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                          (12,419)         (7,080)
    Redemptions of short-term investments                          2,350           2,950
    Purchases of property and equipment                           (8,306)         (2,340)
    Payment/refund of deposits, net                                2,500          (9,500)
                                                               ---------       ---------
                Net cash used in investing activities            (15,875)        (15,970)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term obligations                               --              (3)
    Proceeds from sale of common stock, net                        7,296           3,751
                                                               ---------       ---------
                Net cash provided by financing activities          7,296           3,748
                                                               ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               8,741          (5,839)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                          221,284          37,315
                                                               ---------       ---------
    End of period                                              $ 230,025       $  31,476
                                                               =========       =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Income tax benefit from employee stock transactions        $   6,900       $   2,234
SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                          $      34       $     453


    See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three-month period ended July 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1999 and the risk factors as set forth in our Annual Report on Form 10-K, including, without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions, dilution and the Year 2000 Issue. Any party interested in reviewing these publicly available documents should contact the SEC or our Chief Financial Officer.

2.  SIGNIFICANT ACCOUNTING POLICIES

           Fiscal Periods - We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2000 is a 52-week year. Fiscal 1999 was a 53-week year. The quarter ended July 30, 1999 includes 13 weeks of operating activity, compared to 14 weeks of activity for the corresponding period of the prior fiscal year.

           Foreign Currency Translation - In the first quarter of fiscal 2000, we determined that the functional currencies of certain of our foreign subsidiaries had changed from the local currencies to the Euro. Accordingly, assets and liabilities of our foreign subsidiaries are translated into Euro at the exchange rates in effect as of the balance sheet date, and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments have been included within shareholders' equity as a cumulative other comprehensive loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.

3.  INVENTORIES

           Inventories consist of the following:

                                              JULY 30,      APRIL 30,
                                               1999          1999
                                              -------       -------
                                                 (IN THOUSANDS)
             Purchased components             $ 3,552       $ 5,316
             Work in process                    2,186         1,727
             Finished goods                     9,281         6,538
                                              -------       -------
                                              $15,019       $13,581
                                              =======       =======

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.  COMMON STOCK AND NET INCOME PER SHARE

           The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                           THREE MONTHS ENDED
                                                        -----------------------
                                                        JULY 30,       JULY 31,
                                                          1999           1998
                                                        --------       --------
(In thousands, except per share amounts)

NET INCOME (NUMERATOR):
     Net income, basic and diluted                      $ 13,468       $  7,097
                                                        ========       ========

SHARES (DENOMINATOR):
     Weighted average common shares outstanding           73,155         67,582
     Weighted average common shares outstanding
       subject to repurchase                                 (61)          (486)
                                                        --------       --------
     Shares used in basic computation                     73,094         67,096
     Weighted average common shares outstanding
       subject to repurchase                                  61            486
     Common shares issuable upon exercise of stock
       options                                            10,244          6,960
                                                        --------       --------
     Shares used in diluted computation                   83,399         74,542
                                                        ========       ========

NET INCOME PER SHARE:

     Basic                                              $   0.18       $   0.11
                                                        ========       ========
     Diluted                                            $   0.16       $   0.10
                                                        ========       ========

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.  COMPREHENSIVE INCOME

           The components of comprehensive income, net of tax, are as follows:

                                                         THREE MONTHS ENDED
                                                        --------------------
                                                        JULY 30,     JULY 31,
                                                         1999         1998
                                                        -------      -------
                                                           (IN THOUSANDS)
    Net income                                          $13,468      $ 7,097
    Change in cumulative translation adjustment             264           17
                                                        -------      -------
    Comprehensive income                                $13,732      $ 7,114
                                                        =======      =======

6.  NEW ACCOUNTING PRONOUNCEMENTS

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

           This Form 10-Q contains forward-looking statements about future results, which are subject to risks and uncertainties, including those discussed below. Our actual results may differ significantly from the results discussed in the forward-looking statements. We are subject to a variety of other additional risk factors, more fully described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                               THREE MONTHS ENDED
                                                            -----------------------
                                                            JULY 30,       JULY 31,
                                                              1999           1998
                                                            --------       --------
Net sales                                                    100.0%         100.0%
Cost of sales                                                 41.2           40.5
                                                             ------         ------
                Gross margin                                  58.8           59.5
                                                             ------         ------
Operating expenses:
       Sales and marketing                                    26.0           26.0
       Research and development                               10.9           10.6
       General and administrative                              3.7            3.3
                                                             ------         ------
                Total operating expenses                      40.6           39.9
                                                             ------         ------
Income from operations                                        18.2           19.6
Other income, net                                              2.0            0.2
                                                             ------         ------
Income before income taxes                                    20.2           19.8
Provision for income taxes                                     7.2            7.4
                                                             ------         ------
                Net income                                    13.0%          12.4%
                                                             ======         ======

           Net Sales -- Net sales increased by 80.0% to $103.3 million for the three months ended July 30, 1999, from $57.4 million for the three months ended July 31, 1998. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include:

           o growth in the network attached storage market, increased market acceptance of the appliance concept and the growing enterprise market driven by the need for reliable internet infrastructure;

           o acceleration in deployment of our products among Internet and enterprise related customers, particularly for E-business and new E-commerce applications;

           o strong demand for our F700 filer product family utilizing primarily fibre-channel connectivity;

           o  increased worldwide shipment of NetApp(R) Cluster Failover;

           o  increased worldwide demand for our NetCache(TM) solutions;

           o additional filer demand created by SnapMirror(TM) to store the remote replicated data for disaster recovery;

           o  expansion of our direct sales force and

           o  initial sales to our two new OEM partners.

           Net sales growth was also positively impacted by:


           o a higher average selling price of our F700 filer product family due primarily to the increase in storage content;

           o the introduction of new software features with SnapMirror, SnapRestore(TM) and Cluster Failover and;

           o increased add on software licenses from multi-protocol, software subscription and service revenues due to a growing installed base.

           Factors which partially offset overall net sales growth include declining unit sales of our older product family and decreases in base prices of our current product line due to competitive forces from the recent disk repricing.

           International net sales (including United States exports) grew by 124.0% for the three-month period ended July 30, 1999, as compared to the comparable period of the prior fiscal year. International net sales were $28.4 million, or 27.5% of total net sales, for the three-month period ended July 30, 1999. The increase in international sales for the three-month period ended July 30, 1999, was primarily a result of European sales growth, due to increased headcount in the direct sales force, increased indirect channel sales through resellers, increased shipments of filers, Cluster Failover solutions, NetCache appliances and increased sales of add-on software licenses. Asia Pacific net sales growth for the three-month period ended July 30, 1999, was also driven by increased headcount in the direct sales force, increased shipments of filers, NetCache appliances and increased sales of add-on software licenses, as compared to the corresponding period of the prior fiscal year.

           We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

           Gross Margin -- Gross margin decreased slightly to 58.8% for the three months July 30, 1999 from 59.5% for the three months ended July 31, 1998. Primary factors negatively impacting gross margin were:

           o the increase in the sales volume of the F700 product family carrying additional costs associated with greater disk drive and memory content;

           o recent price reductions on disk drives due to competitive pricing pressure from other storage vendors.

           Factors negatively impacting gross margin were partially offset by:

           o  the increase in product volume;

           o  lower costs of key components and

           o  increased manufacturing efficiencies.

           Gross margin was also favorably impacted by the licensing of add on software from multi-protocol, Cluster Failover, SnapMirror and SnapRestore and support contracts, and by growth in software subscription and service revenues due to a larger installed base.

           Our gross margin has been and will continue to be affected by a variety of factors, including:

           o  competition;

           o  product configuration;

           o  direct versus indirect sales;

           o the mix and average selling prices of products, including software licensing;

           o  new product introductions and enhancements; and

           o  the cost of components and manufacturing labor.

           Our gross margin may also vary based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems have historically generated lower overall gross margin percentages due to greater disk drive and memory content.

           Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and certain promotional expenses and customer service and support costs. Sales and marketing expenses increased 80.0% to $26.9 million for the three months ended July 30, 1999 from $14.9 million for the three months ended July 31, 1998. These expenses were 26.0% of net sales for both the three months ended July 30, 1999 and July 31, 1998, respectively. The increase in absolute dollars was primarily related to the continued expansion of our sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

           Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, and fees paid to outside consultants. Research and development expenses increased 84.5% to $11.2 million for the three months ended July 30, 1999 from $6.1 million for the three months ended July 31, 1998. These expenses represented 10.9% and 10.6% of net sales, respectively, for the three months ended July 30, 1999 and July 31, 1998. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts and prototyping expenses associated with the development of new products. These new products included the F700 series filers, the Cluster Failover solutions, the C700 family and Netcache software release, as well as new enterprise software offerings and data management tools with SnapMirror, SnapRestore and SecureAdmin(TM). We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and to introduce new products and expect that such expenditures will continue to increase in absolute dollars. For the three months ended July 30, 1999 and July 31, 1998, no software development costs were capitalized.

           General and Administrative -- General and administrative expenses were $3.8 million for the three months ended July 30, 1999, as compared to $1.9 million for the three months ended July 31, 1998. These expenses represented 3.7% and 3.3% of net sales for the three months ended for such periods. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to implement enterprise-wide management information systems, increases to the allowance for doubtful accounts and outside service fees. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

           Other Income, net -- Other income, net, was $2.1 million and $0.1 million for the three months ended July 30, 1999 and July 31, 1998, respectively. The increase was due primarily to interest income earned on the net proceeds from the March 1999 follow-on public offering, cash generated from operations and net proceeds from stock option exercises. The first quarter of fiscal 1999 included losses from foreign currency transactions compared to minimal foreign currency losses recorded in the current quarter, primarily the result of the implementation of our new hedging program.

           Provision for Income Taxes -- Our effective tax rate was 35.5% for the three-months period ended July 30, 1999 compared to 37.5% for the three-months period ended July 31, 1998. The effective tax rates differed from the U.S. statutory rate of 35% primarily due to state taxes partially offset by earnings of foreign subsidiaries being taxed at lower rates.

CERTAIN RISK FACTORS

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

           We conduct business internationally. For the three months ended July 30, 1999, approximately 27.5% of our net sales were to international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

           Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. All hedge contracts are marked to market through earnings every period. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities.

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

           We believe that continued growth and profitability will require successful expansion of our international operations and sales and therefore we have committed significant resources to such expansion. In order to successfully expand international sales in fiscal 2000 and subsequent periods, we must strengthen foreign operations, hire additional personnel and recruit additional international distributors and resellers. This will require significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international sales will be limited, and our operating results could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

LIQUIDITY AND CAPITAL RESOURCES

           As of July 30, 1999, as compared to the April 30, 1999 balances, our cash, cash equivalents and short-term investments increased by $18.8 million to $245.9 million. Working capital increased by $24.8 million to $289.7 million. We generated cash from operating activities totaling $17.3 million and $6.4 million for the three-month periods ended July 30, 1999 and July 31, 1998, respectively. Net cash provided by operating activities for the three-month period ended July 30, 1999 principally related to net income of $13.5 million, increases in accounts payable, income taxes payable, deferred revenue and other accrued liabilities and decreases in prepaid expenses and other assets, coupled with depreciation and amortization which are non-cash expenses, partially offset by increases in accounts receivable, inventories, deferred income taxes and decreases in accrued compensation and related benefits.

           We used $8.3 million and $2.3 million of cash during the three-month periods ended July 30, 1999 and July 31, 1998, respectively, to purchase property and equipment. The increases were primarily attributed to our relocation in June 1999 to the Sunnyvale headquarters facility. During the current quarter, we received back our $2.5 million deposit in connection with the $36.0 million operating lease. We have used $10.1 million and $4.1 million during the three-month periods ended July 30, 1999 and July 31, 1998, respectively, for net short-term investment purchases. Financing activities provided $7.3 million and $3.7 million during the three-month periods ended July 30, 1999 and July 31, 1998, respectively. The increase in cash provided by financing activities for the three months ended July 30, 1999, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

           In fiscal 1999, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. We subsequently assigned our rights and obligations under all the agreements for the Sunnyvale facilities to a third-party entity and entered into three operating leases. The leases require monthly payments which vary based on the London Interbank Offered Rate (LIBOR) plus a spread (6.7% at July 30, 1999). The aggregate annual minimum rent commitments under the $44.0 million lease is approximately $2.9 million which began in August 1999. The lease payments under the $48.0 million and $36.0 million operating leases are expected to commence in June 2000 and will also vary based on LIBOR plus a spread.

           The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of July 30, 1999.

           Excluding the commitments related to the aforementioned properties, which we have assigned to third parties and accounted for as operating leases, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under the $5.0 million line of credit, are sufficient to fund our operations for at least the next twelve months.

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

           As part of our general systems upgrade we have evaluated and selected various significant computer software applications which are represented by vendors as Year 2000 compliant. We have substantially completed installation of such software in our domestic operations by the end of the first quarter of fiscal 2000 which will be followed by installation in our international operations throughout fiscal 2000. Most of our existing business applications are already supported by Year 2000 compliant software. With the system changes implemented to date and other planned changes, we anticipate that our internal computer software applications will be Year 2000 compliant prior to December 31, 1999. We believe that our current products are Year 2000 compliant, and our new products are being designed to be Year 2000 compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with management-approved policies.

Market Interest Risk

           Short-term Investments - As of July 30, 1999, we had short-term investments of $15.9 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 30, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

           Operating Lease Commitments - As of July 30, 1999, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. However, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases.

           The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

           Foreign Currency Exchange Rate Risk - We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All hedge instruments are marked to market through earnings every period. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities.

           All contracts have a maturity of less than one year and we do not defer any gains and losses, as they are all accounted for through earnings every period.

           The following table provides information about our foreign exchange forward contracts outstanding on July 30, 1999, (in thousands):

                 BUY/            FOREIGN            CONTRACT VALUE     FAIR VALUE
CURRENCY         SELL        CURRENCY AMOUNT             USD             IN USD
--------------------------------------------------------------------------------------
EUR              Buy                5,026                5,256            5,391
EUR              Sell              16,273               16,548           17,455
GBP              Buy                1,000                1,639            1,619
GBP              Sell               3,752                6,162            6,073
CHF              Sell               1,891                1,265            1,271

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     10.27 Construction Management Agreement (Phase II - Improvements), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

     10.28 Lease Agreement (Phase II - Improvements), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

     10.29 Lease Agreement (Phase II - Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

     10.30 Pledge Agreement (Phase II - Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

     10.31 Pledge Agreement (Phase II - Improvements), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

     10.32 Purchase Agreement (Phase II - Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

     10.33 Purchase Agreement (Phase II - Improvements), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

     10.34 Construction Management Agreement (Phase III - Improvements), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

     10.35 Lease Agreement (Phase III - Improvements), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

     10.36 Lease Agreement (Phase III - Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

     10.37 Pledge Agreement (Phase III - Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

     10.38      Pledge Agreement (Phase III - Improvements), dated June 16,
                1999, by and between BNP Leasing Corporation and the Registrant

     10.39 Purchase Agreement (Phase III - Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

     10.40      Purchase Agreement (Phase III - Improvements), dated June 16,
                1999, by and between BNP Leasing Corporation and the Registrant

     27.1       Financial Data Schedule

(b) REPORTS ON FORM 8-K

     None

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NETWORK APPLIANCE, INC.
                                  (Registrant)



                                          /s/ JEFFRY  R. ALLEN
                                  ----------------------------------------
                                              Jeffry R. Allen
                                  Senior Vice President Finance and Operations, Chief Financial Officer and Secretary


Date: August 31, 1999

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
 10.27      Construction Management Agreement (Phase II - Improvements), dated
            May 3, 1999, by and between BNP Leasing Corporation and the
            Registrant

 10.28 Lease Agreement (Phase II - Improvements), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

 10.29      Lease Agreement (Phase II - Land), dated May 3, 1999, by and between
            BNP Leasing Corporation and the Registrant

 10.30 Pledge Agreement (Phase II - Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

 10.31 Pledge Agreement (Phase II - Improvements), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

 10.32 Purchase Agreement (Phase II - Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

 10.33 Purchase Agreement (Phase II - Improvements), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant

 10.34      Construction Management Agreement (Phase III - Improvements), dated
            June 16, 1999, by and between BNP Leasing Corporation and the
            Registrant

 10.35 Lease Agreement (Phase III - Improvements), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

 10.36 Lease Agreement (Phase III - Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

 10.37 Pledge Agreement (Phase III - Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

 10.38 Pledge Agreement (Phase III - Improvements), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

 10.39 Purchase Agreement (Phase III - Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

 10.40 Purchase Agreement (Phase III - Improvements), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant

 27.1       Financial Data Schedule