Form 10-Q
period 1999-10-29
NETWORK APPLIANCE INC
filed 1999-12-03
CIK 1002047

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 1999

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

        Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
     CLASS                         OCTOBER 29, 1999
     -----                         ----------------
Common Stock..................         74,669,461

================================================================================

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
                                       PART I -- FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets as of October 29, 1999 and April 30, 1999               2
             Condensed Consolidated Statements of Income for the three and six-month periods
               ended October 29, 1999 and October 30, 1998                                                 3
             Condensed Consolidated Statements of Cash Flows for the six-month periods ended
               October 29, 1999 and October 30, 1998                                                       4
             Notes to Condensed Consolidated Financial Statements                                          5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            8
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      15

                                         PART II--OTHER INFORMATION

Item 1.   Legal Proceedings                                                                               16
Item 2.   Changes in Securities                                                                           16
Item 3.   Defaults Upon Senior Securities                                                                 16
Item 4.   Submission of Matters to Vote of Securityholders                                                16
Item 5.   Other Information                                                                               16
Item 6.   Exhibits and Reports on Form 8-K                                                                17
SIGNATURE                                                                                                 18

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    OCTOBER 29,       APRIL 30,
                                                        1999            1999
                                                    -----------       ---------
                                                    (UNAUDITED)          **
                       ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                       $220,828        $221,284
      Short-term investments                            51,673           5,800
      Accounts receivable, net                          78,747          57,163
      Inventories                                       17,542          13,581
      Prepaid expenses and other assets                  6,290           7,384
      Deferred taxes                                    20,134          10,134
                                                      --------        --------
           Total current assets                        395,214         315,346
PROPERTY AND EQUIPMENT, NET                             27,080          19,271
DEPOSITS                                                 7,170           7,000
OTHER ASSETS                                             4,840           4,730
                                                      --------        --------
                                                      $434,304        $346,347
                                                      ========        ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                $ 27,358        $ 15,126
      Income taxes payable                                 460           1,108
      Accrued compensation and related benefits         18,986          15,189
      Other accrued liabilities                          8,611           7,633
      Deferred revenue                                  13,223          11,474
                                                      --------        --------
           Total current liabilities                    68,638          50,530
LONG-TERM OBLIGATIONS                                       52              93
                                                      --------        --------
                                                        68,690          50,623
                                                      --------        --------

SHAREHOLDERS' EQUITY:
      Common stock                                     280,393         240,093
      Retained earnings                                 85,470          55,954
      Cumulative other comprehensive loss                 (249)           (323)
                                                      --------        --------
           Total shareholders' equity                  365,614         295,724
                                                      --------        --------
                                                      $434,304        $346,347
                                                      ========        ========

** Derived from audited consolidated financial statements.


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                           ---------------------------    --------------------------
                                           OCTOBER 29,     OCTOBER 30,    OCTOBER 29,    OCTOBER 30,
                                              1999            1998           1999            1998
                                           -----------     -----------    -----------    -----------
NET SALES                                   $124,712        $ 65,625       $227,991        $123,000
COST OF SALES                                 51,516          26,881         94,055          50,120
                                            --------        --------       --------        --------
        Gross Margin                          73,196          38,744        133,936          72,880
                                            --------        --------       --------        --------

OPERATING EXPENSES:
        Sales and marketing                   32,548          17,064         59,432          31,999
        Research and development              13,462           6,722         24,682          12,803
        General and administrative             4,487           2,552          8,305           4,437
                                            --------        --------       --------        --------
            Total operating expenses          50,497          26,338         92,419          49,239
                                            --------        --------       --------        --------

INCOME FROM OPERATIONS                        22,699          12,406         41,517          23,641

OTHER INCOME (EXPENSE):
        Interest Income                        2,537             550          4,643           1,008
        Other income (expense)                  (356)            445           (399)            108
                                            --------        --------       --------        --------
            Total other income, net            2,181             995          4,244           1,116
                                            --------        --------       --------        --------
INCOME BEFORE INCOME TAXES                    24,880          13,401         45,761          24,757
PROVISION FOR INCOME TAXES                     8,832           5,025         16,245           9,284
                                            --------        --------       --------        --------
NET INCOME                                  $ 16,048        $  8,376       $ 29,516        $ 15,473
                                            ========        ========       ========        ========

NET INCOME PER SHARE:
        Basic                               $   0.22        $   0.12       $   0.40        $   0.23
                                            ========        ========       ========        ========
        Diluted                             $   0.19        $   0.11       $   0.35        $   0.20
                                            ========        ========       ========        ========
        Pro Forma - Basic  (Note 8)         $   0.11        $   0.06       $   0.20        $   0.11
                                            ========        ========       ========        ========
        Pro Forma - Diluted  (Note 8)       $   0.09        $   0.06       $   0.18        $   0.10
                                            ========        ========       ========        ========

SHARES USED IN PER SHARE CALCULATIONS:
        Basic                                 74,122          67,878         73,608          67,468
                                            ========        ========       ========        ========
        Diluted                               84,492          76,112         83,833          75,544
                                            ========        ========       ========        ========
        Pro Forma - Basic  (Note 8)          148,244         135,756        147,216         134,936
                                            ========        ========       ========        ========
        Pro Forma - Diluted  (Note 8)        168,984         152,224        167,666         151,088
                                            ========        ========       ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                          -----------------------------------
                                                          OCTOBER 29, 1999   OCTOBER 30, 1998
                                                          ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 29,516         $ 15,473
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                             5,871            4,792
        Provision for doubtful accounts                             723              700
        Deferred income taxes                                   (10,000)          (1,463)
        Deferred rent                                               (40)             (29)
        Changes in assets and liabilities:
          Accounts receivable                                   (22,294)         (11,329)
          Inventories                                            (3,900)          (2,019)
          Prepaid expenses and other assets                         871              472
          Accounts payable                                       12,232            2,361
          Income taxes payable                                   23,752            5,904
          Accrued compensation and related benefits               3,798            1,167
          Other accrued liabilities                                 978            1,689
          Deferred revenue                                        1,749            2,449
                                                               --------         --------
              Net cash provided by operating activities          43,256           20,167
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                          (51,673)         (12,880)
   Redemptions of short-term investments                          5,800           14,930
   Purchases of property and equipment                          (13,164)          (6,183)
   Payment/refund of deposits, net                                 (170)         (10,500)
                                                               --------         --------
              Net cash used in investing activities             (59,207)         (14,633)
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term obligations                               --              (17)
   Proceeds from sale of common stock, net                       15,495            5,523
                                                               --------         --------
              Net cash provided by financing activities          15,495            5,506
                                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (456)          11,040

CASH AND CASH EQUIVALENTS:
   Beginning of period                                          221,284           37,315
                                                               --------         --------
   End of period                                               $220,828         $ 48,355
                                                               ========         ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit from employee stock transactions         $ 24,400         $  3,710
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid net of refund                             $  1,407         $  4,816


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six-month periods ended October 29, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1999 and the risk factors as set forth in our Annual Report on Form 10-K, including, without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions, dilution and the Year 2000 Issue. Any party interested in reviewing these publicly available documents should contact the SEC or our Chief Financial Officer.

2. SIGNIFICANT ACCOUNTING POLICIES

        Fiscal Periods - We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2000 is a 52-week year. Fiscal 1999 was a 53-week year. The quarter ended October 29, 1999 includes 13 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year. The six-months ended October 29, 1999 includes 26 weeks of activity, compared to 27 weeks of activity for the corresponding period of the prior fiscal year.

        Foreign Currency Translation - In the first quarter of fiscal 2000, we determined that the functional currencies of certain of our foreign subsidiaries had changed from the local currencies to the Euro. Accordingly, assets and liabilities of such foreign subsidiaries are translated into Euro at the exchange rates in effect as of the balance sheet date, and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments have been included within shareholders' equity as a cumulative other comprehensive loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. INVENTORIES

        Inventories consist of the following:

                                  OCTOBER 29,            APRIL 30,
                                     1999                  1999
                                  ----------             ---------
                                          (IN THOUSANDS)
        Purchased components      $  3,239               $  5,316
        Work in process              4,066                  1,727
        Finished goods              10,237                  6,538
                                  --------               --------
                                  $ 17,542               $ 13,581
                                  ========               ========

4. COMMON STOCK AND NET INCOME PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        OCTOBER 29,     OCTOBER 30,       OCTOBER 29,      OCTOBER 30,
                                                          1999             1998             1999              1998
                                                        --------         ---------        --------         --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME (NUMERATOR):
 Net income, basic and diluted                          $ 16,048         $  8,376         $ 29,516         $ 15,473
                                                        ========         ========         ========         ========
SHARES (DENOMINATOR):
 Weighted average common shares outstanding               74,170           68,052           73,663           67,796
 Weighted average common shares outstanding
   subject to repurchase                                     (48)            (174)             (55)            (328)
                                                        --------         --------         --------         --------
 Shares used in basic computation                         74,122           67,878           73,608           67,468
 Weighted average common shares outstanding
   subject to repurchase                                      48              174               55              328
 Common shares issuable upon exercise of stock
   options                                                10,322            8,060           10,170            7,748
                                                        --------         --------         --------         --------
 Shares used in diluted computation                       84,492           76,112           83,833           75,544
                                                        ========         ========         ========         ========
NET INCOME PER SHARE:

Basic                                                   $   0.22         $   0.12         $   0.40         $   0.23
                                                        ========         ========         ========         ========
Diluted                                                 $   0.19         $   0.11         $   0.35         $   0.20
                                                        ========         ========         ========         ========

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, are as follows:

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 ------------------------    -------------------------
                                                 OCTOBER 29,   OCTOBER 30,   OCTOBER 29,   OCTOBER 30,
                                                    1999         1998           1999           1998
                                                  --------     ----------    --------      ------------
(IN THOUSANDS)

Net income                                        $ 16,048       $ 8,376       $29,516      $ 15,473
Change in cumulative translation adjustment           (190)          (35)           74           (18)
                                                  --------       -------       -------      --------
Comprehensive income                              $ 15,858       $ 8,341       $29,590      $ 15,455
                                                  ========       =======       =======      ========


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

7.  COMMITMENTS

         In fiscal 1999, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. We subsequently assigned our rights and obligations under all the agreements for the Sunnyvale facilities to a third-party entity and entered into three operating leases. The leases require monthly payments, which vary, based on the London Interbank Offered Rate (LIBOR) plus a spread (7.6% at October 29,
1999). The aggregate annual minimum rent commitments under one lease which began in August 1999, is approximately $3.3 million. The lease payments under the other two operating leases are expected to commence in June 2000 and will also vary based on LIBOR plus a spread.

         The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of October 29, 1999.

8.  SUBSEQUENT EVENTS

         On November 16, 1999, the Board of Directors approved a two-for-one stock split of the Company's common stock to be distributed on or about December 20, 1999 to holders of record on December 10, 1999. Proforma share and per-share amounts have been presented within the Condensed Consolidated Statements of Income to reflect the stock split.

         In November 1999, we executed an agreement to acquire certain property in Sunnyvale, California. Under terms of the agreement, we paid $3.0 million of the $61.0 million purchase price as a nonrefundable deposit subsequent to October 29, 1999. The agreement allows us to assign our rights and obligations to a third-party entity should we decide to enter into an operating lease. We intend to assign our rights and obligations to a third-party entity and enter into an operating lease provided we can obtain satisfactory leasing terms.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                           Three Months Ended                    Six Months Ended
                                                     ------------------------------        -----------------------------
                                                     October 29,        October 30,        October 29,       October 30,
                                                        1999               1998               1999              1998
                                                     -----------        -----------        -----------       -----------
Net sales                                              100.0%             100.0%             100.0%             100.0%
Cost of sales                                           41.3               41.0               41.3               40.7
                                                    --------            -------            -------            -------
                Gross margin                            58.7               59.0               58.7               59.3
                                                    --------            -------            -------            -------
Operating expenses:
        Sales and marketing                             26.1               26.0               26.1               26.0
        Research and development                        10.8               10.2               10.8               10.4
        General and administrative                       3.6                3.9                3.6                3.6
                                                    --------            -------            -------            -------
                Total operating expenses                40.5               40.1               40.5               40.0
                                                    --------            -------            -------            -------
Income from operations                                  18.2               18.9               18.2               19.3
Other income, net                                        1.8                1.5                1.9                0.9
                                                    --------            -------            -------            -------
Income before income taxes                              20.0               20.4               20.1               20.2
Provision for income taxes                               7.1                7.6                7.1                7.6
                                                    --------            -------            -------            -------
                Net income                              12.9%              12.8%              13.0%              12.6%
                                                    ========            =======            =======            =======


         Net Sales -- Net sales increased by 90.0% to $124.7 million for the three-months ended October 29, 1999, from $65.6 million for the three-months ended October 30, 1998. Net sales increased by 85.4% to $228.0 million for the six-months ended October 29, 1999, from $123.0 million for the six-months ended October 30, 1998. Net sales growth was across all geographies, products and markets. This increase in net sales for both the three and six-months ended October 29, 1999 was primarily attributable to a higher volume of units shipped, as compared to the corresponding periods of the prior fiscal year. Factors impacting unit growth include:

         - growth in the network attached storage market, increased market acceptance of the appliance concept and the growing enterprise market driven by the need for reliable internet infrastructure;

         - acceleration in deployment of our products among Internet and enterprise related customers, particularly for E-business and new E-commerce applications;

         - strong demand for our F700 filer product family utilizing primarily fibre-channel connectivity;

         - increased worldwide shipment of NetApp(R) Cluster Failover solutions;

         -     increased worldwide demand for our NetCache(TM) solutions;

         - additional filer demand created by SnapMirror(TM) to store the remote replicated data for disaster recovery;

         -     expansion of our direct sales force; and

         -     sales to our two OEM partners.

         Net sales growth was also positively impacted by:

         - a higher average selling price due to the introduction of new software features: SnapMirror, SnapRestore(TM) and Cluster Failover, supporting mission-critical applications;

         -     the increase in storage capacity;

         -     increased add on software revenue from multi-protocol solutions;
               and

         - higher software subscription and service revenues to support a growing installed base.

         Overall net sales growth was partially offset by declining unit sales of our older product family.

         International net sales (including United States exports) grew by 102.2% and 111.5% for the three and six-month periods ended October 29, 1999, as compared to the comparable period of the prior fiscal year. International net sales were $34.2 million, or 27.5% of total net sales, and $62.7 million, or 27.5% of total net sales, for the three and six-month periods ended October 29, 1999, respectively. The increase in international sales for the three and six-month periods ended October 29, 1999, was primarily a result of European sales growth, due to increased headcount in the direct sales force, increased indirect channel sales through resellers, increased shipments of filers, Cluster Failover solutions, NetCache appliances and increased sales of add-on software licenses. Asia Pacific net sales growth for the three and six-month periods ended October 29, 1999, was also primarily driven by increased indirect sales through resellers, increased headcount in the direct sales force, increased shipments of filers, NetCache appliances and increased sales of add-on software licenses, as compared to the corresponding periods of the prior fiscal year.

         We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

         Gross Margin -- Gross margin decreased slightly to 58.7% for the three-months ended October 29, 1999 from 59.0% for the three-months ended October 30, 1998. Gross margin decreased to 58.7% for the six-months ended October 29, 1999 from 59.3% for the six-months ended October 30, 1998. Gross margin was negatively impacted by recent price reductions on disk drives due to competitive pricing pressure from other storage vendors.

         Gross margin was also favorably impacted by:

         - increased licensing of add on software from multi-protocol, Cluster Failover, SnapMirror and SnapRestore;

         - growth in software subscription and service revenues due to a larger installed base;

         -     the increase in product volume;

         -     lower costs of key components; and

         -     increased manufacturing efficiencies.

         Our gross margin has been and will continue to be affected by a variety of factors, including:

         -     competition;

         -     product configuration;

         -     direct versus indirect sales;

         - the mix and average selling prices of products, including software licenses;

         -     new product introductions and enhancements; and

         -     the cost of components and manufacturing labor.

         Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 90.7% to $32.5 million for the three-months ended October 29, 1999 from $17.1 million for the three-months ended October 30, 1998. Sales and marketing expenses increased 85.7% to $59.4 million for the six-months ended October 29, 1999 from $32.0 million for the six-months ended October 30, 1998. These expenses were 26.1% and 26.0% of net sales for the three-months ended October 29, 1999 and October 30, 1998, respectively, and were 26.1% and 26.0%, respectively, of net sales for the six-months periods then ended. The increase in absolute dollars was primarily related to the continued worldwide expansion and increased headcount growth of our sales and customer service organizations, and increased commission expenses. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

         Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 100.0% to $13.5 million for the three-months ended October 29, 1999 from $6.7 million for the three-months ended October 30, 1998. These expenses represented 10.8% and 10.2% of net sales, respectively, for the three-months ended October 29, 1999 and October 30, 1998. For the six-month periods, research and development expenses increased 92.8% to $24.7 million in fiscal 2000 from $12.8 million in fiscal 1999, and represented 10.8% and 10.4% of net sales, respectively, for those periods. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies. These new products included the F700 series filers, the Cluster Failover solutions, the C700 family, new enterprise software offerings and data management tools with SnapMirror, SnapRestore and SecureAdmin(TM) as well as Netcache software release
4.0 and architecture supporting the next-generation of web and digital media. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and to introduce new products and expect that such expenditures will continue to increase in absolute dollars. For the three and six-months ended October 29, 1999 and October 30, 1998, no software development costs were capitalized.

         General and Administrative -- General and administrative expenses increased 75.8% to $4.5 million for the three-months ended October 29, 1999, from $2.6 million for the three-months ended October 30, 1998. These expenses represented 3.6% and 3.9% of net sales for the three-months ended for such periods. For the six-month periods, general and administrative expenses increased 87.2% to $8.3 million in fiscal 2000 from $4.4 million in fiscal 1999 and represented 3.6% of net sales for both periods. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to implement enterprise-wide management information systems, increases in professional services, consulting fees and outside service fees. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

         Other Income, net -- Other income, net, was $2.2 million and $1.0 million for the three-months ended October 29, 1999 and October 30, 1998, respectively. During the six-months ended October 29, 1999, other income was $4.2 million, as compared to $1.1 million in the corresponding period of the prior year. The increase was due primarily to interest income earned on the net proceeds from the March 1999 follow-on public offering, cash generated from operations, and net proceeds from stock option exercises.

         The second quarter of fiscal 1999 included gains from foreign currency transactions as compared to the second quarter of fiscal 2000, where gains or losses from foreign transactions are mitigated primarily through our hedging program.

         Provision for Income Taxes -- Our effective tax rate was 35.5% for the three and six-month periods ended October 29, 1999 compared to 37.5% for the three and six-month periods ended October 30, 1998. The effective tax rates differed from the U.S. statutory rate of 35% primarily due to state taxes partially offset by earnings of foreign subsidiaries being taxed at lower rates.

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

-       the size, timing, and cancellation of significant orders;

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

         We conduct business internationally. For both the three and six-months ended October 29, 1999, approximately 27.5% of our net sales were to international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of October 29, 1999, as compared to the April 30, 1999 balances, our cash, cash equivalents and short-term investments increased by $45.4 million to $272.5 million. Working capital increased by $61.8 million to $326.6 million. We generated cash from operating activities totaling $43.3 million and $20.2 million for the six-month periods ended October 29, 1999 and October 30, 1998, respectively. Net cash provided by operating activities for the six-month period ended October 29, 1999 principally related to net income of $29.5 million, increases in accounts payable, income taxes payable, accrued compensation and related benefits, deferred revenue and other accrued liabilities and decreases in prepaid expenses and other assets, coupled with depreciation and amortization which are non-cash expenses, partially offset by increases in accounts receivable, inventories, and deferred income taxes.

         We used $13.2 million and $6.2 million of cash during the six-month periods ended October 29, 1999 and October 30, 1998, respectively, for capital expenditures. The increases were primarily attributed to upgrades of software and computer equipment purchases and furniture and fixtures for the Sunnyvale headquarters facility. We have used $45.9 million during the six-month period ended October 29, 1999 and provided for $2.1 million during the six-month period ended October 30, 1998, for net short-term investment purchases.

         During the six-month period of fiscal 2000, we received back our $2.5 million deposit in connection with the $36.0 million operating lease. In September 1999, we executed an agreement to acquire 9.9 acres of land in Sunnyvale, California and the accompanying 178,996 square foot building. Under terms of the agreement, we paid $2.7 million of the $23.4 million purchase price as a nonrefundable deposit. The agreement allows us to assign our rights and obligations to a third-party entity should we decide to enter into an operating lease. We intend to assign our rights and obligations to a third-party entity and enter into an operating lease provided we can obtain satisfactory leasing terms.

         In addition, we have commitments related to operating lease arrangements, under which we have an option to purchase the properties for an aggregate of $128.0 million, or arrange for the sale of the properties to a third party for at least the option price with a contingent liability for any deficiency.

         Financing activities provided $15.5 million and $5.5 million during the six-month periods ended October 29, 1999 and October 30, 1998, respectively. The increase in cash provided by financing activities for the six-months ended October 29, 1999, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

         In November 1999, we executed an agreement to acquire certain property in Sunnyvale, California. Under terms of the agreement, we paid $3.0 million of the $61.0 million purchase price as a nonrefundable deposit subsequent to October 29, 1999. The agreement allows us to assign our rights and obligations to a third-party entity should we decide to enter into an operating lease. We intend to assign our rights and obligations to a third-party entity and enter into an operating lease provided we can obtain satisfactory leasing terms.

         Excluding the commitments related to the aforementioned properties, which we intend to assign to third parties and account for as operating leases, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under the $5.0 million line of credit, are sufficient to fund our operations for at least the next twelve months.

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

         As part of our general systems upgrade we have evaluated and selected various significant computer software applications which are represented by vendors as Year 2000 compliant. We have substantially completed installation of such software in our domestic operations during the second quarter of fiscal 2000 which will be followed by installation in our international operations throughout fiscal 2000. Most of our existing business applications are already supported by Year 2000 compliant software. With the system changes implemented to date and other planned changes, we anticipate that our internal computer software systems will be Year 2000 compliant prior to December 31, 1999. We believe that our current products are Year 2000 compliant, and our new products are being designed to be Year 2000 compliant.

         We rely on numerous third party vendors for certain products and services. We have communicated with our principal service providers and suppliers to assess their Year 2000 readiness. Responses indicate that our significant service providers currently have compliant versions of their systems available or are well into the renovation and testing phases with completion scheduled prior to December 31, 1999. We have assessed the effect Year 2000 issues will have on our service providers and suppliers, however, our principal service providers and suppliers have represented to us that they are Year 2000 compliant. We can give you no guarantee that the systems and products of these service providers and suppliers on which we rely are, or will be, Year 2000 compliant.

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

Market Interest Risk

         Short-term Investments - As of October 29, 1999, we had short-term investments of $51.7 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 29, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

         Operating Lease Commitments - As of October 29, 1999, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. However, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. However, our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate.

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

         The following table provides information about our foreign exchange forward contracts outstanding on October 29, 1999, (in thousands):

            Buy/                Foreign       Contract Value     Fair Value
Currency    Sell            Currency Amount        USD             in USD
--------    -----           ---------------   -------------      ----------
EUR         Sell               14,954             16,042          15,730
GBP         Sell                4,985              8,056           8,192
CHF         Buy                 1,288                852             845


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10.41 Purchase and Sale Agreement dated September 9, 1999, by and between Trinet Essential Facilities XII, Inc., and the Company

          10.42 Agreement of Assignment of Lease, dated September 3, 1999, by and between Lockheed Martin Corporation, and the Company

          27.1    Financial Data Schedule


    (b)   REPORTS ON FORM 8-K

          None

                                    SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NETWORK APPLIANCE, INC.
                                      (Registrant)

                                      /S/ JEFFRY R.ALLEN
                                      ------------------------------------------
                                          Jeffry R. Allen
                                      Senior Vice President Finance and
                                      Operations, Chief Financial
                                      Officer and Secretary

Date: December 2, 1999

                                  EXHIBIT INDEX

                                   DESCRIPTION

EXHIBIT
NUMBER
-------
 10.41     Purchase and Sale Agreement, dated September 9, 1999, by and between
           Trinet Essential Facilities XII, Inc., and the Company

 10.42 Agreement of Assignment of Lease, dated September 3, 1999 by and between Lockheed Martin Corporation and the Company

 27.1      Financial Data Schedule