Form 10-Q
period 2000-01-28
NETWORK APPLIANCE INC
filed 2000-02-29
CIK 1002047

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

                       FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2000

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

   Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                              OUTSTANDING AT
                     CLASS                   JANUARY 28, 2000
                     -----                   ----------------
                 Common Stock.............     152,284,841



================================================================================

                                TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------
                         PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of January 28, 2000 and
             April 30, 1999                                                                  2
           Condensed Consolidated Statements of Income for the three and
             nine-month periods ended January 28, 2000 and January 29, 1999                  3
           Condensed Consolidated Statements of Cash Flows for the nine-month
             periods ended January 28, 2000 and January 29, 1999                             4
           Notes to Condensed Consolidated Financial Statements                              5
Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                     8
Item 3. Quantitative and Qualitative Disclosures About Market Risk                          13

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings                                                                   14
Item 2. Changes in Securities                                                               14
Item 3. Defaults Upon Senior Securities                                                     14
Item 4. Submission of Matters to Vote of Securityholders                                    14
Item 5. Other Information                                                                   14
Item 6. Exhibits and Reports on Form 8-K                                                    15
SIGNATURE                                                                                   16

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   JANUARY 28,      APRIL 30,
                                                      2000             1999
                                                   -----------      ---------
                                                   (UNAUDITED)          **
                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                      $ 231,416       $ 221,284
     Short-term investments                            58,636           5,800
     Accounts receivable, net                          99,674          57,163
     Inventories                                       20,878          13,581
     Prepaid expenses and other assets                  9,653           7,384
     Deferred taxes                                    27,171          10,134
                                                    ---------       ---------
         Total current assets                         447,428         315,346
PROPERTY AND EQUIPMENT, NET                            33,646          19,271
DEPOSITS                                                7,170           7,000
OTHER ASSETS                                            5,672           4,730
                                                    ---------       ---------
                                                    $ 493,916       $ 346,347
                                                    =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $  21,991       $  15,126
     Income taxes payable                               4,195           1,108
     Accrued compensation and related benefits         24,328          15,189
     Other accrued liabilities                          8,769           7,633
     Deferred revenue                                  18,465          11,474
                                                    ---------       ---------
         Total current liabilities                     77,748          50,530
LONG-TERM OBLIGATIONS                                      55              93
                                                    ---------       ---------
                                                       77,803          50,623
                                                    ---------       ---------


SHAREHOLDERS' EQUITY:
     Common stock                                     312,144         240,093
     Retained earnings                                105,268          55,954
     Cumulative other comprehensive loss               (1,299)           (323)
                                                    ---------       ---------
         Total shareholders' equity                   416,113         295,724
                                                    ---------       ---------
                                                    $ 493,916       $ 346,347
                                                    =========       =========

** Derived from audited consolidated financial statements.



     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                               --------------------------     ---------------------------
                                               JANUARY 28,    JANUARY 29,     JANUARY 28,     JANUARY 29,
                                                  2000           1999            2000            1999
                                               -----------    -----------     -----------     -----------
NET SALES                                       $ 151,290      $  75,616       $ 379,281       $ 198,616
COST OF SALES                                      61,415         30,818         155,471          80,938
                                                ---------      ---------       ---------       ---------
       Gross Margin                                89,875         44,798         223,810         117,678
                                                ---------      ---------       ---------       ---------

OPERATING EXPENSES:
       Sales and marketing                         40,194         19,831          99,626          51,830
       Research and development                    16,424          7,815          41,106          20,618
       General and administrative                   5,470          2,655          13,775           7,092
                                                ---------      ---------       ---------       ---------
          Total operating expenses                 62,088         30,301         154,507          79,540
                                                ---------      ---------       ---------       ---------

INCOME FROM OPERATIONS                             27,787         14,497          69,303          38,138
                                                ---------      ---------       ---------       ---------

OTHER INCOME (EXPENSE):
       Interest Income                              2,860            626           7,503           1,634
       Other income (expense), net                     49            (84)           (350)             24
                                                ---------      ---------       ---------       ---------
          Total other income, net                   2,909            542           7,153           1,658
                                                ---------      ---------       ---------       ---------
INCOME BEFORE INCOME TAXES                         30,696         15,039          76,456          39,796
PROVISION FOR INCOME TAXES                         10,897          5,645          27,142          14,929
                                                ---------      ---------       ---------       ---------

NET INCOME                                      $  19,799      $   9,394       $  49,314       $  24,867
                                                =========      =========       =========       =========

NET INCOME PER SHARE (1):
       Basic                                    $    0.13      $    0.07       $    0.33       $    0.18
                                                =========      =========       =========       =========
       Diluted                                  $    0.11      $    0.06       $    0.29       $    0.16
                                                =========      =========       =========       =========
       Pro Forma - Basic (Note 8)               $    0.07      $    0.03       $    0.17       $    0.09
                                                =========      =========       =========       =========
       Pro Forma - Diluted (Note 8)             $    0.06      $    0.03       $    0.14       $    0.08
                                                =========      =========       =========       =========

SHARES USED IN PER SHARE CALCULATIONS (1):
       Basic                                      150,461        137,476         148,294         135,606
                                                =========      =========       =========       =========
       Diluted                                    175,168        157,864         170,316         153,358
                                                =========      =========       =========       =========
       Pro Forma - Basic (Note 8)                 300,922        274,952         296,588         271,212
                                                =========      =========       =========       =========
       Pro Forma - Diluted (Note 8)               350,336        315,728         340,632         306,716
                                                =========      =========       =========       =========

(1) Share and per share amounts have been adjusted to reflect the two-for-one stock split which was effective December 20, 1999.



     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                           ---------------------------
                                                           JANUARY 28,     JANUARY 29,
                                                              2000            1999
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  49,314       $  24,867
   Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                           10,732           7,091
       Provision for doubtful accounts                            996             873
       Deferred income taxes                                  (17,037)         (4,683)
       Deferred rent                                              (38)            (47)
       Changes in assets and liabilities:
         Accounts receivable                                  (43,667)        (17,397)
         Inventories                                           (9,623)         (3,065)
         Prepaid expenses and other assets                     (3,379)         (1,069)
         Accounts payable                                       6,865          (1,745)
         Income taxes payable                                  41,287          11,812
         Accrued compensation and related benefits              9,139           3,187
         Other accrued liabilities                              1,136           3,385
         Deferred revenue                                       6,991           3,279
                                                            ---------       ---------
            Net cash provided by operating activities          52,716          26,488
                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                        (62,636)        (15,230)
   Redemptions of short-term investments                        9,650          17,880
   Purchases of property and equipment                        (22,472)        (11,615)
   Payment/refund of deposits, net                               (170)         (7,000)
                                                            ---------       ---------
            Net cash used in investing activities             (75,628)        (15,965)
                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                     33,044          12,048
                                                            ---------       ---------
            Net cash provided by financing activities          33,044          12,048
                                                            ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      10,132          22,571

CASH AND CASH EQUIVALENTS:
   Beginning of period                                        221,284          37,315
                                                            ---------       ---------
   End of period                                            $ 231,416       $  59,886
                                                            =========       =========


NONCASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit from employee stock transactions      $  38,200       $  12,210
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid net of refund                          $   1,517       $   7,031



     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and nine-month periods ended January 28, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1999 and the risk factors as set forth in our Annual Report on Form 10-K, including, without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions, dilution and the Year 2000 Issue. Any party interested in reviewing these publicly available documents should contact the SEC or our Chief Financial Officer.


2. SIGNIFICANT ACCOUNTING POLICIES

        Fiscal Periods - We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2000 is a 52-week year. Fiscal 1999 was a 53-week year. The quarter ended January 28, 2000 includes 13 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year. The nine-months ended January 28, 2000 includes 39 weeks of activity, compared to 40 weeks of activity for the corresponding period of the prior fiscal year.

        Foreign Currency Translation - In the first quarter of fiscal 2000, we determined that the functional currencies of certain of our foreign subsidiaries had changed from the local currencies to the Euro. Accordingly, assets and liabilities of such foreign subsidiaries are translated into the Euro at the exchange rates in effect as of the balance sheet date, and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments have been included within shareholders' equity as a cumulative other comprehensive loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. INVENTORIES

        Inventories consist of the following:

                                              JANUARY 28,       APRIL 30,
                                                 2000             1999
                                              -----------       ---------
                                                      (IN THOUSANDS)
            Purchased components                $ 7,741          $ 5,316
            Work in process                       4,253            1,727
            Finished goods                        8,884            6,538
                                                -------          -------
                                                $20,878          $13,581
                                                =======          =======

4. NET INCOME PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       -------------------------------       -------------------------------
                                                        JANUARY 28,        JANUARY 29,        JANUARY 28,        JANUARY 29,
                                                           2000               1999               2000               1999
                                                       ------------       ------------       ------------       ------------
(In thousands, except per share amounts)
NET INCOME (NUMERATOR):
    Net income, basic and diluted                      $     19,799       $      9,394       $     49,314       $     24,867
                                                       ============       ============       ============       ============

SHARES (DENOMINATOR):
    Weighted average common shares outstanding              150,536            137,624            148,395            136,288
    Weighted average common shares outstanding
      subject to repurchase                                     (75)              (148)              (101)              (682)
                                                       ------------       ------------       ------------       ------------
    Shares used in basic computation                        150,461            137,476            148,294            135,606
    Weighted average common shares outstanding
      subject to repurchase                                      75                148                101                682
    Common shares issuable upon exercise of stock
      options                                                24,632             20,240             21,921             17,070
                                                       ------------       ------------       ------------       ------------
    Shares used in diluted computation                      175,168            157,864            170,316            153,358
                                                       ============       ============       ============       ============

NET INCOME PER SHARE:

    Basic                                              $       0.13       $       0.07       $       0.33       $       0.18
                                                       ============       ============       ============       ============
    Diluted                                            $       0.11       $       0.06       $       0.29       $       0.16
                                                       ============       ============       ============       ============

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax, are as follows:

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    -------------------------------       -------------------------------
                                                     JANUARY 28,        JANUARY 29,        JANUARY 28,        JANUARY 29,
                                                        2000               1999               2000               1999
                                                    ------------       ------------       ------------       ------------
   (IN THOUSANDS)

   Net income                                       $     19,799       $      9,394       $     49,314       $     24,867
   Change in cumulative translation adjustment            (1,050)              (105)              (976)              (123)
                                                    ------------       ------------       ------------       ------------
   Comprehensive income                             $     18,749       $      9,289       $     48,338       $     24,744
                                                    ============       ============       ============       ============

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

7. COMMITMENTS

        In fiscal 1999, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. We subsequently assigned our rights and obligations under all the agreements for the Sunnyvale facilities to a third-party entity and entered into three operating leases. The leases require monthly payments, which vary, based on the London Interbank Offered Rate (LIBOR) plus a spread (7.5% at January 28,
2000). The aggregate annual minimum rent commitment under one lease, which began in August 1999, is approximately $3.3 million. The lease payments under the other two operating leases are expected to commence in June 2000 and will also vary based on LIBOR plus a spread.

        The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of January 28, 2000.

        We have commitments related to operating lease arrangements, under which we have an option to purchase the properties for an aggregate of $190.0 million, or arrange for the sale of the properties to a third party for at least the option price with a contingent liability for any deficiency.

8.      SUBSEQUENT EVENTS

        On February 10, 2000, the Board of Directors approved a two-for-one stock split of the Company's common stock to be distributed on or about March 22, 2000 to holders of record on March 10, 2000. Pro forma share and per-share amounts have been presented within the Condensed Consolidated Statements of Income to reflect the stock split.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                      --------------------------    --------------------------
                                      JANUARY 28,    JANUARY 29,    JANUARY 28,    JANUARY 29,
                                         2000           1999           2000           1999
                                      -----------    -----------    -----------    -----------
Net sales                                100.0%         100.0%         100.0%         100.0%
Cost of sales                             40.6           40.8           41.0           40.8
                                        ------         ------         ------         ------
          Gross margin                    59.4           59.2           59.0           59.2
                                        ------         ------         ------         ------
Operating expenses:
    Sales and marketing                   26.6           26.2           26.3           26.1
    Research and development              10.8           10.3           10.8           10.4
    General and administrative             3.6            3.5            3.6            3.5
                                        ------         ------         ------         ------
          Total operating expenses        41.0           40.0           40.7           40.0
                                        ------         ------         ------         ------
Income from operations                    18.4           19.2           18.3           19.2
Total other income, net                    1.9            0.7            1.9            0.8
                                        ------         ------         ------         ------
Income before income taxes                20.3           19.9           20.2           20.0
Provision for income taxes                 7.2            7.5            7.2            7.5
                                        ------         ------         ------         ------
          Net income                      13.1%          12.4%          13.0%          12.5%
                                        ======         ======         ======         ======

        Net Sales -- Net sales increased by 100.1% to $151.3 million for the three-months ended January 28, 2000, from $75.6 million for the three-months ended January 29, 1999. Net sales increased by 91.0% to $379.3 million for the nine-months ended January 28, 2000, from $198.6 million for the nine-months ended January 29, 1999. Net sales growth was across all geographies, products and markets. This increase in net sales for both the three and nine-months ended January 28, 2000 was primarily attributable to a higher volume of units shipped, as compared to the corresponding periods of the prior fiscal year. Factors impacting unit growth include:

        - growth in the network attached storage market and increased market acceptance of the appliance concept;

        - acceleration in deployment of our products among Internet and enterprise related customers, particularly for E-business and database applications;

        - strong demand for our F700 filer product family utilizing primarily fibre-channel connectivity;

        -      increased worldwide demand for our NetCache(TM) solutions;

        - increased worldwide shipment of NetApp(R) Cluster Failover solutions, which require another filer to take over in the event of a hardware failure;

        - increased demand for the SnapMirror(TM) software option, which requires multiple filers to provide remote mirroring of data for quick disaster recovery and backup at remote sites;

        -      expansion of our direct sales force; and

        -      sales to our two OEM partners.

        Net sales growth was also positively impacted by:

        - a higher average selling price due to the introduction of new software features: SnapMirror, SnapRestore(TM) and Cluster Failover, supporting mission-critical applications;

        -      the increase in storage capacity;

        -      increased add-on software revenue from multi-protocol solutions;
               and

        - higher software subscription and service revenues to support a growing installed base.

        Overall net sales growth was partially offset by declining unit sales of our older product family and declining average selling price of the caching product family due primarily to competitive pricing pressure.

        International net sales (including United States exports) grew by 50.0% and 79.9% for the three and nine-month periods ended January 28, 2000, as compared to the comparable period of the prior fiscal year. International net sales were $46.9 million, or 31.0% of total net sales, and $109.6 million, or 28.9% of total net sales, for the three and nine-month periods ended January 28, 2000, respectively. The increase in international sales for the three and nine-month periods ended January 28, 2000, was primarily a result of European sales growth, due to increased headcount in the direct sales force, increased indirect channel sales, increased shipments of filers, Cluster Failover solutions, NetCache appliances and increased sales of add-on software licenses. Asia Pacific net sales growth for the three and nine-month periods ended January 28, 2000, was also primarily driven by increased sales through resellers, increased headcount in the direct sales force, increased shipments of filers, NetCache appliances and increased sales of add-on software licenses, as compared to the corresponding periods of the prior fiscal year.

        We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

        Gross Margin -- Gross margin increased slightly to 59.4% for the three-months ended January 28, 2000 from 59.2% for the three-months ended January 29, 1999. Gross margin decreased to 59.0% for the nine-months ended January 28, 2000 from 59.2% for the nine-months ended January 29, 1999.

        Gross margin was favorably impacted by:

        - increased licensing of add-on software products such as: multi-protocol, Cluster Failover, SnapMirror and SnapRestore associated with new filers shipped;

        - growth in software subscription due primarily to a larger installed base;

        -      increased manufacturing efficiencies;

        -      the increase in product volume; and

        -      lower costs of key components.

        Gross margin was negatively impacted by sales price reductions on storage products due to competitive pricing pressure from other storage vendors and increased investments in customer service personnel in areas such as logistics and professional services.

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

        Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 102.7% to $40.2 million for the three-months ended January 28, 2000 from $19.8 million for the three-months ended January 29, 1999. Sales and marketing expenses increased 92.2% to $99.6 million for the nine-months ended January 28, 2000 from $51.8 million for the nine-months ended January 29, 1999. These expenses were 26.6% and 26.2% of net sales for the three-months ended January 28, 2000 and January 29, 1999, respectively, and were 26.3% and 26.1%, respectively, of net sales for the nine-month periods then ended. The increase in absolute dollars was primarily related to the continued worldwide expansion and increased headcount growth of our sales and customer service organizations, and increased commission expenses. During the quarter ended January 28, 2000, we launched an advertising campaign, which also contributed to absolute dollar increases in sales and marketing expenses. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

        Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 110.2% to $16.4 million for the three-months ended January 28, 2000 from $7.8 million for the three-months ended January 29, 1999. These expenses represented 10.8% and 10.3% of net sales, respectively, for the three-months ended January 28, 2000 and January 29, 1999. For the nine-month periods, research and development expenses increased 99.4% to $41.1 million in fiscal 2000 from $20.6 million in fiscal 1999, and represented 10.8% and 10.4% of net sales, respectively, for those periods. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies. These new products included the F700 series filers, the Cluster Failover solutions, the C700 family, new enterprise software offerings and data management tools with SnapMirror, SnapRestore, SnapManager(TM) for Microsoft(R) Exchange and SecureAdmin(TM). New caching product introductions included Netcache software release 4.0 and Netcache 4.1, a streaming media appliance for Apple(R) Quicktime(TM), Microsoft(R) Windows Media(TM) and RealNetworks(R) Real System(TM) G2 users, delivering live broadcasting on the Internet. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase in absolute dollars. For the three and nine-months ended January 28, 2000 and January 29, 1999, no software development costs were capitalized.

        General and Administrative -- General and administrative expenses increased 106.1% to $5.5 million for the three-months ended January 28, 2000, from $2.7 million for the three-months ended January 29, 1999. These expenses represented 3.6% and 3.5% of net sales for the three-months ended for such periods. For the nine-month periods, general and administrative expenses increased 94.2% to $13.8 million in fiscal 2000 from $7.1 million in fiscal 1999 and represented 3.6% and 3.5% of net sales for the nine-months ended for such periods. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to implement enterprise-wide management information systems, increases in professional services, consulting fees and outside service fees. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

        Total Other Income, net -- Total other income, net, was $2.9 million and $0.5 million for the three-months ended January 28, 2000 and January 29, 1999, respectively. During the nine-months ended January 28, 2000, total other income, net, was $7.2 million, as compared to $1.7 million in the corresponding period of the prior year. The increase was due primarily to interest income earned on the net proceeds from the March 1999 follow-on public offering, cash generated from operations, and net proceeds from stock option exercises. The nine months of fiscal 1999 included gains from foreign currency transactions as compared to the nine months of fiscal 2000, where gains or losses from foreign transactions have been largely mitigated primarily through our hedging program.

        Provision for Income Taxes -- Our effective tax rate was 35.5% for the three and nine-month periods ended January 28, 2000 compared to 37.5% for the three and nine-month periods ended January 29, 1999. The effective tax rates differed from the U.S. statutory rate of 35% primarily due to state taxes partially offset by earnings of foreign subsidiaries being taxed at lower rates.

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

        We conduct business internationally. International sales (including U.S. exports) were approximately 31.0% and 28.9% of total net sales for the three and nine-months ended January 28, 2000, respectively. Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of January 28, 2000, as compared to the April 30, 1999 balances, our cash, cash equivalents and short-term investments increased by $63.0 million to $290.1 million. Working capital increased by $104.9 million to $369.7 million. We generated cash from operating activities totaling $52.7 million and $26.5 million for the nine-month periods ended January 28, 2000 and January 29, 1999, respectively. Net cash provided by operating activities for the nine-month period ended January 28, 2000 principally related to net income of $49.3 million, increases in accounts payable, income taxes payable, accrued compensation and related benefits, deferred revenue and other accrued liabilities, coupled with depreciation and amortization which are non-cash expenses, partially offset by increases in accounts receivable, inventories, prepaid expenses and other assets and deferred income taxes.

        We used $22.5 million and $11.6 million of cash during the nine-month periods ended January 28, 2000 and January 29, 1999, respectively, for capital expenditures. The increases were primarily attributed to upgrades of software and computer equipment purchases and furniture and fixtures for the Sunnyvale headquarters facility. We have used $53.0 million during the nine-month period ended January 28, 2000 and received net proceeds of $2.7 million during the nine-month period ended January 29, 1999, for net short-term investment redemptions.

        During the nine-month period of fiscal 2000, we received back our $2.5 million deposit in connection with the $36.0 million operating lease. In September 1999, we executed an agreement to acquire 9.9 acres of land in Sunnyvale, California and the accompanying 178,996 square foot building. Under terms of the agreement, we paid $2.7 million of the $23.4 million purchase price as a nonrefundable deposit. The agreement allows us to assign our rights and obligations to a third-party entity should we decide to enter into an operating lease. We intend to assign our rights and obligations to a third-party entity and enter into an operating lease provided we can obtain satisfactory leasing terms.

        Financing activities provided $33.0 million and $12.0 million during the nine-month periods ended January 28, 2000 and January 29, 1999, respectively. The increase in cash provided by financing activities for the nine-months ended January 28, 2000, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

        In November 1999, we executed an agreement to acquire 27.8 acres of land in Sunnyvale, California and the accompanying 354,266 square feet of buildings. Under terms of the agreement, we paid $3.0 million of the $61.0 million purchase price as a nonrefundable deposit. In December 1999, we assigned our rights and obligations under the agreement to a third-party entity and in exchange received back our $3.0 million deposit in January 2000. We subsequently entered into a $62.0 million operating lease for this property. Our lease payments will vary based on LIBOR plus a spread. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $62.0 million, or arrange for the sale of the property to a third party for at least $62.0 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $51.5 million. The lease also requires us to maintain specified financial covenants with which we were in compliance as at January 28, 2000.

        Excluding the commitment related to the aforementioned 178,996 square foot property, which we intend to assign to third parties and account for as operating leases, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under our $5.0 million line of credit, are sufficient to fund our operations for at least the next twelve months.

YEAR 2000

        The Year 2000 issue refers to computer programs which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. As a result, many companies' systems and software may need to be upgraded or replaced in order to function correctly after December 31, 1999.

        Over the past year, we have been testing our computer systems and applications to evaluate Year 2000 problems, executing remediation activities to fix non-compliant systems and monitoring and testing products and systems. To date, we have not experienced any problems complying with the Year 2000 issue and have not been informed of any failures of our products from customers or Year 2000 disruptions from third party vendors.

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

Market Interest Risk

        Short-term Investments - As of January 28, 2000, we had short-term investments of $58.6 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 28, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

        Operating Lease Commitments - As of January 28, 2000, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. However, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. However, our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate.

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

        The following table provides information about our foreign exchange forward contracts outstanding on January 28, 2000, (in thousands):

                BUY/             FOREIGN           CONTRACT VALUE    FAIR VALUE
CURRENCY        SELL            CURRENCY AMOUNT         USD            IN USD
-------------------------------------------------------------------------------
EUR             Sell              10,400              10,685          10,290
EUR             Buy                2,000               2,011           1,979
GBP             Sell               6,500              10,223          10,638
CHF             Sell               4,300               2,646           2,636
CHF             Buy                1,000                 614             613

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None

ITEM 2. CHANGES IN SECURITIES

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        10.43       Industrial Lease Agreement, dated December 20, 1999 between
                    TRW Inc. and the Company in connection with 1347 Crossman
                    Avenue in Sunnyvale, California

        10.44       Industrial Lease Agreement, dated December 20, 1999 between
                    TRW Inc. and the Company in connection with 1350 Geneva
                    Drive in Sunnyvale, California

        10.45       Industrial Lease Agreement, dated December 20, 1999 between
                    TRW Inc. and the Company in connection with 1345 Crossman
                    Avenue in Sunnyvale, California

        10.46       Industrial Lease Agreement, dated December 20, 1999 between
                    TRW Inc. and the Company in connection with 1330 Geneva
                    Drive in Sunnyvale, California

        10.47 Assignment of Agreement of Sale, dated December 20, 1999, by and between BNP Leasing and the Company

        10.48 Purchase and Sale Agreement, dated November 16, 1999, by and between TRW Inc. and ESL Incorporated and the Company

        10.49       Closing Certificate (Phase IV) and Agreement, dated December
                    20, 1999, by and between BNP Leasing Corporation and the Company

        10.50 Lease Agreement (Phase IV - Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company

        10.51       Lease Agreement (Phase IV - Improvements ), dated December
                    20, 1999, by and between BNP Leasing Corporation and the Company

        10.52       Purchase Agreement (Phase IV - Land), dated December 20,
                    1999, by and between BNP Leasing Corporation and the Company

        10.53       Purchase Agreement (Phase IV - Improvements), dated December
                    20, 1999, by and between BNP Leasing Corporation and the Company

        10.54 Pledge Agreement (Phase IV - Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company

        10.55       Pledge Agreement (Phase IV - Improvements), dated December
                    20, 1999, by and between BNP Leasing Corporation and the Company

        10.56 Participation Agreement (Phase IV), dated December 20, 1999, by and between BNP Leasing Corporation and Banque Nationale
                    De Paris

        27.1        Financial Data Schedule

        27.2        Restated Financial Data Schedules

        27.3        Restated Financial Data Schedules

        27.4        Restated Financial Data Schedules

        27.5        Restated Financial Data Schedules

        27.6        Restated Financial Data Schedules

    (b) REPORTS ON FORM 8-K

       None

                                    SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NETWORK APPLIANCE, INC.
                                    (Registrant)

                                             /s/    JEFFRY R. ALLEN
                                   ---------------------------------------------
                                                     Jeffry R. Allen
                                   Senior Vice President Finance and Operations, Chief Financial Officer and Secretary


Date: February 29, 2000

                                  EXHIBIT INDEX



       EXHIBIT
       NUMBER                           DESCRIPTION
        10.43       Industrial Lease Agreement, dated December 20, 1999 between
                    TRW Inc. and the Company in connection with 1347 Crossman
                    Avenue in Sunnyvale, California

        10.44       Industrial Lease Agreement, dated December 20, 1999 between
                    TRW Inc. and the Company in connection with 1350 Geneva
                    Drive in Sunnyvale, California

        10.45       Industrial Lease Agreement, dated December 20, 1999 between
                    TRW Inc. and the Company in connection with 1345 Crossman
                    Avenue in Sunnyvale, California

        10.46       Industrial Lease Agreement, dated December 20, 1999 between
                    TRW Inc. and the Company in connection with 1330 Geneva
                    Drive in Sunnyvale, California

        10.47 Assignment of Agreement of Sale, dated December 20, 1999, by and between BNP Leasing and the Company

        10.48 Purchase and Sale Agreement, dated November 16, 1999, by and between TRW Inc. and ESL Incorporated and the Company

        10.49       Closing Certificate (Phase IV) and Agreement, dated December
                    20, 1999, by and between BNP Leasing Corporation and the Company

        10.50 Lease Agreement (Phase IV - Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company

        10.51       Lease Agreement (Phase IV - Improvements ), dated December
                    20, 1999, by and between BNP Leasing Corporation and the Company

        10.52       Purchase Agreement (Phase IV - Land), dated December 20,
                    1999, by and between BNP Leasing Corporation and the Company

        10.53       Purchase Agreement (Phase IV - Improvements), dated December
                    20, 1999, by and between BNP Leasing Corporation and the Company

        10.54 Pledge Agreement (Phase IV - Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company

        10.55       Pledge Agreement (Phase IV - Improvements), dated December
                    20, 1999, by and between BNP Leasing Corporation and the Company

        10.56 Participation Agreement (Phase IV), dated December 20, 1999, by and between BNP Leasing Corporation and Banque Nationale
                    De Paris

        27.1        Financial Data Schedule

        27.2        Restated Financial Data Schedules

        27.3        Restated Financial Data Schedules

        27.4        Restated Financial Data Schedules

        27.5        Restated Financial Data Schedules

        27.6        Restated Financial Data Schedules