Form 10-K
period 2000-04-28
NETWORK APPLIANCE INC
filed 2000-07-12
CIK 1002047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 28, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27130

                            NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CALIFORNIA                                          77-0307520
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR           (IRS EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of May 26, 2000, was $18,217,977,594 (based on the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On May 26, 2000, 312,417,087 shares of the Registrant's common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference from the definitive Proxy Statement for our annual meeting of shareholders to be held on October 11, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after April 28, 2000.

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Network Appliance pioneered the concept of the "network appliance," an extension of the industry trend toward specialized devices that perform a specific function in the network, similar to the development of the router for network communications. Today we are a leader in delivering high-performance network-attached data storage and access devices specifically designed to improve the accessibility of data stored and distributed over a network. Our Internet caching solutions (NetCache(TM) appliances) and file servers (filers) deliver fast, simple, reliable and cost-effective access to network-stored data and enable simultaneous shared file services for UNIX(R), Windows NT(R), and the World Wide Web. Our solutions are faster, more highly available and easier to operate than similarly configured and competitively priced products. System performance is accomplished by a specialized and patented software and operating system optimized to exclusively perform file server and caching tasks, thus providing performance advantages when compared to general purpose computers in similar environments.

     Our dedicated Internet caching appliance, designed to serve data at high speeds, eases network and server bottlenecks and speeds up delivery of web content by storing or caching frequently used content closer to end-users. Our NetCache solutions scale network infrastructures and enhance end-user performance, benefiting customers struggling with Web data traffic that is, according to market analysts, doubling every three to six months.

     Our filers are marketed to users of leading database and enterprise software applications, such as those offered by Oracle Corp., Sybase, Inc., Informix Software, Inc. and SAP AG. We have OEM agreements with Dell Computer Corporation and Fujitsu Limited to broaden our focus on the Windows NT market. We continue to leverage our core software architecture in developing new enterprise software and data management tools by providing solutions for the e-business infrastructure and database applications among Internet and enterprise-related customers.

PRODUCTS

     The demand for our Network Attached Storage (NAS) and caching appliances is driven by the need to manage the rapid growth in data volume and the increasing complexity of data type and content delivery. We are focused on creating dedicated, specialized data access solutions that perform a single function: serve data. Both our filers and NetCache appliances are based on our patented Data ONTAP(TM) software and standards-compliant hardware.

     Filers. Our first Network Appliance(TM) product was a filer developed for the UNIX environment. Subsequently, we added the capability for the filer to handle the heterogeneous network environment of UNIX, Windows NT and the World Wide Web, using the NFS, CIFS, and HTTP protocols. Current products include: the NetApp(R) F720, an entry-level filer targeted for workgroups and smaller application environments, the NetApp F740, designed to address the needs of large departments, and the NetApp F760, an enterprise class filer. All filers are based on a PCI-bus architecture and come packaged in rack mountable enclosures which may be factory installed in cabinets. The NetApp F700-series filers are all based on the Digital(R) Alpha(R) processor and support either fibre channel arbitrated loop (FC-AL) conventions or legacy SCSI as storage options.

     All of our filers include the Data ONTAP operating system and one base or standard protocol (either NFS, CIFS or HTTP). Data ONTAP delivers simultaneous file service to UNIX, Windows NT and Web clients. Data ONTAP, versions 5.0 and higher, supports multiple volume server partitioning, a popular strategy for modularizing, consolidating and administering data according to applications, data types and organizational needs. Native multi-protocol functionality can be easily added through licensing non-base protocols at an additional cost. Cluster Failover software technology, which automatically senses a system failure and switches all file service functions to its cluster partner, is available on the NetApp F740 and NetApp F760 products.

     Two software features SnapMirror(TM) and SnapRestore(TM), (based on the Data ONTAP Snapshot(TM) technology), allow enterprise, database and e-commerce customers to implement multi-terabyte data management systems by utilizing remote mirroring, enterprise backup, disaster recovery and data replication. These data protection tools further enhance our filers' performance allowing customers to minimize downtime, eliminate unnecessary storage investment and time consuming backup routines. A third software feature, SecureAdmin(TM) is a security product that allows administrators to conduct encrypted management sessions with the filer over the Internet or corporate intranets.

     In fiscal 2000, we launched two new storage management software solutions:
SnapManager(TM) for Microsoft(R) Exchange that allows customers to perform online backup and rapid data recovery in Microsoft Exchange environments; and ApplianceWatch(TM) that allows IT professionals to centrally manage, administer and optimize our systems for superior performance.

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

     Our NetCache products further assist customers in growing network infrastructure and managing mission critical data, providing customers with a fast, cost-effective way to administer corporate Internet/Intranet access policies and offers advanced security features, including user authentication, filtering and auditing. With our patented Write Anywhere File Layout (WAFL(TM)) file system, microkernel OS and advanced caching algorithms, NetCache appliances provide enhanced response times and throughput.

     In fiscal 2000, we introduced new caching products, which included NetCache 4.1, the industry's first streaming media appliance supporting Apple(R) Quicktime(TM), Microsoft(R) Windows Media(TM) and RealNetworks(R) Real System(TM) G2 users, delivering live broadcasting on the Internet.

     The NetCache appliance provides a high performance, cost-effective, scalable solution that:

     - enables enterprise web caching to efficiently accelerate information gathering along with decreasing overall bandwidth demands and costs and provides security access and content filtering controls;

     - mirrors the most often used corporate data to distributed enterprise sites, thereby relieving network congestion across the enterprise intranet;

     - delivers high performance NetNews, based on NNTP (Network News transfer protocol) for all network environments; and

     - improves delivery of Internet content, allowing webcasting, replicating video and audio streams to thousands of simultaneous users.

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

     Our product list prices range from $6,000 to $750,000, depending primarily on the model purchased and average product configuration.

SALES AND MARKETING

     We seek to market and distribute our products and technology globally. In North America, we employ a multi-tiered distribution strategy, which focuses on product sales to end-users through a direct sales force, as well as selected value-added resellers in certain geographies. In Europe, we employ a mix of resellers and direct sales channels to sell to end-users. In Asia, our products are primarily sold through resellers, which are supported by our channel sales representatives and technical support personnel. In fiscal 1999, we entered into OEM agreements with Dell Computer Corporation and Fujitsu Limited, which are part of our strategy to increase the worldwide distribution of our filer products. No single customer accounted for 10% or more of our net sales in fiscal 2000, 1999 or 1998. See additional discussion regarding sales and marketing in "Note 8 -- Segment, Geographic and Customer Information under Item
8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements."

BACKLOG

     We manufacture our products based upon forecasts of our customers' demand. Orders are generally placed by customers on an as-needed basis. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe "orders" constitute a firm "backlog" and we believe orders are not a meaningful indicator of revenues nor material to an understanding of our business.

CUSTOMER SERVICE AND SUPPORT

     Support Services. Our customer service and support organization provides technical support, education and training. We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success. Warranty coverage provides customers with free 7x24-telephone support for emergency situations for one year from the date of purchase along with the same day shipment of replacement parts, and access to our self-service on-line website, NetApp on the Web (NOW). In addition, our customers receive 90 days of software subscription -- on-line access to all entitled software updates. Additional software support can be purchased through our Warranty Plus offering, which includes:

     - One year of access to NOW, and Information Subscription Service;

     - AutoSupport;

     - Software Subscription Service;

     - Next-Business-Day Parts Delivery (Disks and System Hardware); and

     - 7x24 Emergency Telephone Support, and 7x24 Web Case Support for Non-Emergency Situations.

     Additional service options available in-warranty or post warranty include:

     - Non-Emergency Telephone Support;

     - Upgraded Hardware Services for Disks;

     - Upgraded Hardware Services for System Hardware;

     - Global Advisor, providing a customer with access to a team of advisors and tools that will monitor all service-based activity for their account; and

     - Global Advisor Plus, providing immediate phone access to our "back line" engineers for non-emergency situations. This service allows incoming requests to be automatically upgraded to receive emergency support, thus immediately escalating the case to the highest level resource available at the time the call is received.

     Professional Services. Our professional services organization offers a comprehensive solution designed to optimize performance and improve reliability for enterprise-wide data management, enabling more cost-effective network and information technology administration. Our baseline professional service includes a self-service web site, web case support for non-emergency situations, subscription services and next-business-day hardware delivery. We also offer upgraded services, providing for faster on-site hardware replacement and non-emergency telephone support through the global support center.

     Professional services programs also include:

     - System Availability Management, providing proactive system administration involving global support center call activity review, regular site inspections and system availability reviews plus upgraded services involving on-site and 24-hour emergency response from a Professional Services Engineer;

     - Expert consulting services available on an hourly or daily rate basis to help customers develop customized solutions; and

     - Time and materials consulting services for short-term consulting or emergency on-site response.

     In general, we charge for service programs on an annual subscription basis. On-site support is primarily provided by independent parties both in North America and internationally.

MANUFACTURING

     Our manufacturing operations, located in Sunnyvale, California, include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control and final test. We rely on many suppliers for materials, as well as several key subcontractors for the production of certain sub-assemblies. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality training programs. We are currently expanding the use of subcontractors for the production of major sub-assemblies. See "-- Risk Factors -- We rely upon a limited number of suppliers." This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by allowing us to rapidly expand. We were awarded the ISO 9001 certification on May 29, 1997.

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

     As part of our ongoing development process, we continue to deliver new data access solutions with enterprise software and database management tools. New products introduced in fiscal 1999 included the F700 series filers, the C700 caching products, new enterprise software offerings and data management tools with the Cluster Failover solutions, SnapMirror, SnapRestore, and SecureAdmin. In the fourth quarter of fiscal 2000, we shipped two new storage management software solutions, SnapManager for Microsoft Exchange and ApplianceWatch. New caching product introductions in fiscal 2000 included NetCache software release
4.0 and NetCache 4.1, adding streaming media support for Apple Quicktime, Microsoft Windows Media and RealNetworks Real System G2 users, delivering live broadcasting on the Internet.

     Our future growth depends upon the successful development and introduction of new hardware and software, however we cannot assure you that these or other new products will attain market acceptance. See "-- Risk Factors -- We depend upon our research and development efforts to develop and introduce new products" and "-- We face risks of technological changes that affect our products."

     Our total expenses for research and development for fiscal years 2000, 1999 and 1998 were $62.1 million, $30.5 million, and $16.6 million, respectively. We anticipate that research and development expenses will increase in absolute dollars in future periods.

COMPETITION

     The network attached data storage market is intensely competitive and characterized by rapidly changing technology. With the increasing adoption of network attached storage, or NAS, appliances that substitute for the use of general purpose computers, we compete against traditional suppliers of UNIX-based general purpose computers that are used as network file servers including Sun Microsystems, Inc., Hewlett-Packard Company, Silicon Graphics, Inc., and IBM Corporation, among others. In addition, certain of these large traditional suppliers of general purpose computers may in the future offer specialized file server products with dedicated solutions for file serving, database serving, caching and web serving, which are more directly competitive with our products. We also encounter competition from manufacturers of PC-based file servers utilizing Windows NT such as Compaq Computer Corporation and Dell Computer Corporation, as well as competition from manufacturers of open systems storage and RAID solutions such as EMC Corporation, Compaq StorageWorks, and MTI Corporation. We also experience competition from smaller NAS appliance vendors including Procom Technology, Inc., MetaStor Storage Solutions (a subsidiary of LSI Logic Corp.) and specialized network file server companies such as Auspex Systems, Inc. In the Internet caching market, our NetCache appliances compete against both the caching appliance vendors including CacheFlow Inc., Cisco Systems, Inc. as well as the caching software vendors including Inktomi Corp., and Novell, Inc. See "-- Risk Factors -- An increase in competition could materially adversely affect our operating results" and "-- We face risks of technological changes that affect our products."

     We believe that the principal competitive factors affecting our market include product features such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, we can not assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

PROPRIETARY RIGHTS

     We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered our "Network Appliance" name and logo, "FAServer", "FilerView", "NetApp" and "SecureShare" trademarks in the United States. Other United States trademarks and some of the other United States registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers and customers. We currently have multiple United States and international patent applications pending and four United States patents issued. See "-- Risk
Factors -- If we are unable to protect our intellectual property we may be subject to increased competition which could materially adversely affect our operating results."

EMPLOYEES

     As of April 28, 2000, we had 1,469 employees. Of the total, 775 were in sales and marketing, 327 in research and development, 162 in finance and administration and 205 in operations. Our future performance depends in significant part upon our key technical and senior management personnel, none of whom is bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.

EXECUTIVE OFFICERS

     Our executive officers and their ages as of April 28, 2000, are as follows:

             NAME               AGE                          POSITION
             ----               ---                          --------
Daniel J. Warmenhoven.........  49     Chief Executive Officer and Director
Thomas F. Mendoza.............  49     President
Jeffry R. Allen...............  48     Executive Vice President, Finance and Operations,
                                       Chief Financial Officer and Secretary
David Hitz....................  37     Executive Vice President, Engineering
James K. Lau..................  41     Executive Vice President and Chief Strategy Officer

     Daniel J. Warmenhoven has served as our President and Chief Executive Officer and has been a member of the Board of Directors since October 1994. Prior to joining us, Mr. Warmenhoven served in various capacities, including President, Chief Executive Officer and Chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications company, from November 1989 to January 1994. He presently serves on the Board of Directors of Redback Networks, Inc., a communications products company. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

     Thomas F. Mendoza was promoted to President in May 2000. Previously he has served as our Senior Vice President, Worldwide Sales and Marketing since February 1999 and Senior Vice President, Worldwide Sales since 1998. Prior to that he served as Vice President, North American Sales. From November 1993 to April 1994, Mr. Mendoza served in various capacities including Vice President, Sales at Work Group Technology, a product data management company. Prior to that, Mr. Mendoza served in various capacities including Vice President of North American Sales at Auspex Systems, Inc., a UNIX-based network file server company, from November 1990 to October 1993. Mr. Mendoza was previously Vice President of Western Operations at Stratus Computer Corp., a vendor of fault tolerant computers, from May 1982 to October 1990. Mr. Mendoza holds a B.A. degree from the University of Notre Dame.

     Jeffry R. Allen was promoted to Executive Vice President, Finance and Operations, Chief Financial Officer and Secretary in May 2000 and has served as our Senior Vice President, Finance and Operations, Chief Financial Officer and Secretary since December 1996. From October 1994 to December 1996, Mr. Allen served in various capacities, including Senior Vice President of Operations and Vice President and Controller of Bay Networks, Inc., a networking company. From December 1990 to October 1994, Mr. Allen held various positions at SynOptics, Inc., the latest of which was Vice President and Controller. Before joining SynOptics, Inc., he held various positions, from December 1973 to November 1990, at Hewlett-Packard Company, the latest of which was Controller of the Information Networks Group. He presently serves on the Board of Directors of VA Linux Systems, a provider of Linux and Open Source solutions for the Web. Mr. Allen holds a B.S. degree from San Diego State University.

     David Hitz was promoted to Executive Vice President, Engineering in May 2000 and has served as our Senior Vice President, Engineering since February 2000 and Vice President and a co-founder of the Company since April 1992. Prior to that, Mr. Hitz worked as a senior engineer at Auspex Systems, Inc., a UNIX-based network file server company, from May 1988 to January 1991. Previously to Auspex, Mr. Hitz held various engineering positions at MIPS Computer. Mr. Hitz holds a B.S. degree in computer science and electrical engineering from Princeton University.

     James K. Lau was promoted to Executive Vice President and Chief Strategy Officer in May 2000. Mr. Lau has served as our Vice President, Chief Technical Officer and Vice President of Engineering and a co-founder of the Company since April 1992. Prior to that, he served as director of software development at Auspex Systems, Inc. Prior to Auspex, he served as group manager of PC products at Bridge Communications, now known as 3Com. Mr. Lau holds a B.S. degree in computer science and mathematics from the University of California, Berkeley and a master's degree in computer engineering from Stanford University.

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

     - seasonality; and

     - general economic trends.

     In addition, sales for any future quarter may vary and accordingly be inconsistent with our plans. We generally operate with limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Product sales are also difficult to forecast because the network attached storage market is rapidly evolving and our sales cycle varies substantially from customer to customer.

     Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely decrease.

OUR GROSS MARGINS MAY VARY BASED ON THE CONFIGURATION OF OUR PRODUCTS.

     We derive a significant portion of our sales from the resale of disk drives as components of our filers, and the resale market for hard disk drives is highly competitive and subject to intense pricing pressures. Our sales of disk drives generate lower gross margin percentages than those of our filer products. As a result, as we sell more highly configured systems with greater disk drive content, overall gross margin percentages will be negatively affected. Conversely, we believe our increased licensing of add-on software products may favorably impact gross margins.

     Our gross margins have been and may continue to be affected by a variety of other factors, including:

     - competition;

     - direct versus indirect sales;

     - the mix of software as a percentage of revenue;

     - the mix and average selling prices of products;

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

OUR FUTURE FINANCIAL PERFORMANCE DEPENDS ON GROWTH IN THE NETWORK ATTACHED DATA STORAGE MARKET AND ANY LACK OF GROWTH WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     All of our filer products address the network attached data storage market. Accordingly, our future financial performance will depend in large part on continued growth in the network attached data storage market and on emerging standards in this market. We cannot assure you that the market for network attached data storage will continue to grow or that emerging standards in the network attached data storage market will not adversely affect the growth of UNIX and Windows NT server markets. If the network attached data storage market grows more slowly than anticipated or if network attached data storage based on emerging standards other than those adopted by us become increasingly accepted by the market, our operating results could be materially adversely affected.

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

     We derive a substantial portion of our revenue from the sale of our network filer products. As a result, a reduction in the demand for our filer products due to increased competition, a general decline in the market for network attached data storage or other factors could materially adversely affect our operating results. As part of our ongoing development process, we launched our F700 filer products, C700 caching products, Cluster Failover solutions, SnapMirror, SnapRestore, and SecureAdmin in fiscal 1999. During the third quarter of fiscal 2000, we introduced new caching products, which included NetCache software release 4.0 and NetCache 4.1, adding streaming media support for Apple Quicktime, Microsoft Windows Media and RealNetworks Real System G2 users, delivering live broadcasting on the Internet. During the fourth quarter of fiscal 2000, we launched more new enterprise software and data management tools: SnapManager for Microsoft Exchange and ApplianceWatch. We expect to derive a substantial portion of our revenue from sales of our F700 filer and C700 caching products and these major data management software products. Additional product introductions in future periods are expected to impact the sales of existing products. If we are unable to introduce new products in a timely manner, effectively manage the introduction of new products and any related inventory transitions, or if such products do not achieve market acceptance, our operating results could be materially adversely affected.

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

RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     We conduct business internationally. For the year ended April 30, 2000 approximately 30.7% of our net sales were to international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

     Although operating results have not been materially adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly in Europe, our future operating results could be materially adversely affected by seasonality.

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

AN INCREASE IN COMPETITION COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     The network attached data storage market is intensely competitive and characterized by rapidly changing technology. With the increasing adoption of the NAS appliances that substitute for the use of general purpose server-storage computers, we compete against traditional suppliers of UNIX-based general purpose computers that are used as network file servers including Sun Microsystems, Inc., Hewlett-Packard Company, Silicon Graphics, Inc. and IBM Corporation, among others. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, certain of these large traditional suppliers of general purpose computers may in the future offer specialized file server products with dedicated solutions for file serving, database serving, caching and web serving, which are more directly competitive with our products. We also encounter competition from manufacturers of PC-based file servers utilizing Windows NT such as Compaq Computer Corporation and Dell Computer Corporation, as well as competition from manufacturers of open systems storage and RAID solutions such as EMC Corporation, Compaq StorageWorks, and MTI Corporation. We also experience competition from smaller NAS appliance vendors including Procom Technology, Inc., MetaStor Storage Solutions (a subsidiary of LSI Logic Corp.) and specialized network file server companies such as Auspex Systems, Inc. In the Internet caching market, our NetCache appliances compete against both the caching appliance vendors, including CacheFlow, Inc. and Cisco Systems, Inc. as well as the caching software vendors, including Inktomi Corp. and Novell, Inc.

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

     We believe that the principal competitive factors affecting our market include product features such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

     - supplier capacity constraints;

     - price increases;

     - timely delivery; and

     - component quality.

     In the future, we intend to increasingly rely on contract manufacturers to assemble our products. If our contract manufacturers' operations were interrupted for any reason, our ability to meet scheduled product deliveries to customers would be materially adversely affected.

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

WE CANNOT ASSURE YOU THAT WE WILL NOT INCUR PROBLEMS WITH CURRENT OR FUTURE EQUITY INVESTMENTS AND ACQUISITIONS OR THAT WE WILL REALIZE VALUE FROM SUCH STRATEGIC RELATIONSHIPS.

     We are continuously evaluating alliances and external investment in technologies related to our business and have already made relatively small strategic investments in a number of NAS-related technology companies. Equity investments may result in the loss of investment capital. Acquisitions of companies or products and alliances and strategic investments entail numerous risks, and we cannot assure you that we will be able to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value. In addition, we may experience a diversion of management's attention, the loss of key employees of acquired operations or the inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition and results of operation.

WE CANNOT ASSURE YOU THAT OUR OEM RELATIONSHIPS WITH DELL COMPUTER CORPORATION AND FUJITSU LIMITED WILL GENERATE SIGNIFICANT REVENUE.

     While our agreements with Dell Computer Corporation and Fujitsu Limited are an element of our strategy to increase penetration in the Windows NT market, neither Dell Computer Corporation nor Fujitsu Limited have made purchase commitments for our products. In addition, since these agreements are relatively new, we do not have a history upon which to base an analysis of their future success. Currently we do not, and cannot assure you that we will, generate significant revenue from these agreements.

WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS AND ACCORDINGLY THERE IS A RISK THAT THOSE DISTRIBUTORS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF OTHER SUPPLIERS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our distribution customers generally offer products of several different companies, including products of our competitors. Accordingly, there is risk that these distributors may give higher priority to products of other suppliers, which could materially adversely affect our operating results.

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

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered trademarks including our "Network Appliance" name and logo, "FAServer," "FilerView," "NetApp" and "SecureShare" trademarks in the United States. Other United States trademarks and some of the other United States -- registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We currently have multiple United States and international patent applications pending and four United States patents issued. The pending applications may not be approved and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.

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

     In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating results of such companies. As a result, the market price of our common stock may fluctuate significantly in the future and any broad market fluctuations may materially adversely affect the market price of our common stock. Due to all of the foregoing, the current market price of our common stock may not be indicative of future market prices.

PROTECTIVE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS COULD MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

     Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, certain provisions of our bylaws pertaining to the future elimination of cumulative voting and shareholder action by written consent, and the requirement that shareholders may call a special meeting of shareholders only upon a request of shareholders owning at least 50% of our common stock, could delay or make more difficult a proxy contest involving us, which could materially adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

     In fiscal 2000, we executed agreements to acquire approximately 37.7 acres of land in Sunnyvale, California. These sites will support expansion of approximately 800,000 square feet to accommodate future growth. In fiscal 1999, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. Beginning in June 1999, we began relocating all of our principal activities to Sunnyvale. This new headquarter site will consolidate general administration, sales and marketing, research and development, customer services and manufacturing operations. Our manufacturing and research and development facilities will begin to relocate in the first quarter of fiscal 2001 and will be complete in the second quarter of fiscal 2001. The Santa Clara facilities are leased under various operating leases with 100,000 square feet of space expiring in June 2000, and the remaining 20,000 square feet expiring in fiscal 2003.

     We have commitments related to operating lease arrangements, under which we have an option to purchase various properties for an aggregate of $245.0 million, or arrange for the sale of the properties to a third party for at least the option price with a contingent liability for any deficiency. We lease other sales offices and a design center throughout the United States and internationally. We believe that our existing facilities and those being developed in Sunnyvale are adequate for our requirements over at least the next two years and that additional space will be available as needed.

     See additional discussion regarding properties in "Note 4 under Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "NTAP." As of April 28, 2000, there were 636 holders of record of the common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq National Market, adjusted to reflect the effect of the December 20, 1999 and March 22, 2000 two-for-one stock splits.

                                                     FISCAL 2000         FISCAL 1999
                                                  -----------------    ---------------
                                                   HIGH       LOW       HIGH      LOW
                                                  -------    ------    ------    -----
First Quarter...................................  $ 15.84    $ 9.91    $ 6.28    $4.14
Second Quarter..................................    19.58     12.78      7.56     4.35
Third Quarter...................................    59.06     18.50     13.88     6.85
Fourth Quarter..................................   120.19     50.19     15.88     9.91

     We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See "Item 1. Business -- Risk Factors."

     We have never paid cash dividends on our capital stock. We currently anticipate retaining all available funds, if any, to finance internal growth and product development. Payment of dividends in the future will depend upon our earnings and financial condition and such other factors as the directors may consider or deem appropriate at the time.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FIVE FISCAL YEARS ENDED APRIL 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
Net Sales.............................  $579,300    $289,420    $166,163    $93,333    $46,632
Income From Operations................   105,368      55,126      32,658      3,083      6,000
Net Income............................    73,792      35,613      20,965        250      6,600
Net Income Per Share, basic...........      0.25        0.13        0.08       0.00       0.05
Net Income Per Share, diluted.........      0.21        0.11        0.07       0.00       0.03
Total Assets..........................   592,233     346,347     115,736     68,941     45,449
Long-Term Obligations.................        54          93         163        232        318
Total Shareholders' Equity............   478,746     295,724      86,265     54,029     39,029

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes thereto set forth under "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those set forth in "Item 1. Business -- Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

     We pioneered the concept of the "network appliance," an extension of the industry trend toward specialized devices that perform a specific function in the network, similar to the adoption of the router for network communications. Today we are the leading supplier of network attached data storage and access devices, called filers. Extending our technology strengths in providing intelligent data storage and access appliances, in late 1997, we introduced a dedicated Internet caching appliance, NetCache, designed to serve data at high speeds over the Internet and enterprise networks.

     We derive a substantial portion of our revenue from the sales of our network filer and caching appliances. As a result, a reduction in the demand for our filer and NetCache appliances due to increased competition, a general decline in the market for network attached data storage or other factors could materially adversely affect our operating results.

     Our gross margin has been and may continue to be affected by a variety of other factors, including:

     - competition;

     - product configuration;

     - direct versus indirect sales;

     - the mix of software as a percentage of revenue;

     - the mix and average selling prices of products;

     - new product introductions and enhancements; and

     - the cost of components and manufacturing labor.

     Operating results have not been materially adversely affected by seasonality in the past. However, because of the significant summer seasonal effects experienced within the industry, particularly in Europe, our future operating results could be materially adversely affected by seasonality.

     For the year ended April 28, 2000 approximately 30.7% of our net sales were derived from international customers (including United States exports). Accordingly our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control. For more information on risks associated with our international operations, see "Item
1 -- Business -- Risk Factors -- Risks inherent in our international operations could have a material adverse effect on our operating results."

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                               YEARS ENDED APRIL 30,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net Sales...................................................  100.0%   100.0%   100.0%
Cost of Sales...............................................   40.7     40.8     40.7
                                                              -----    -----    -----
  Gross Margin..............................................   59.3     59.2     59.3
                                                              -----    -----    -----
Operating Expenses:
  Sales and Marketing.......................................   26.7     26.1     25.7
  Research and Development..................................   10.7     10.5     10.0
  General and Administrative................................    3.7      3.5      3.9
                                                              -----    -----    -----
          Total Operating Expenses..........................   41.1     40.1     39.6
                                                              -----    -----    -----
Income From Operations......................................   18.2     19.1     19.7
Other Income, Net...........................................    1.5      0.6      0.5
                                                              -----    -----    -----
Income Before Income Taxes..................................   19.7     19.7     20.2
Provision for Income Taxes..................................    7.0      7.4      7.6
                                                              -----    -----    -----
Net Income..................................................   12.7%    12.3%    12.6%
                                                              =====    =====    =====

FISCAL 2000 COMPARED TO FISCAL 1999

     Net Sales -- Net sales increased by 100.2% to $579.3 million in fiscal 2000, from $289.4 million in fiscal 1999. Net sales growth was across all geographies, products and markets. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include:

     - strong demand for our F700 filer products utilizing primarily fibre-channel connectivity;

     - increased worldwide demand for our NetCache solutions;

     - increased worldwide shipment of NetApp Cluster Failover solutions, which require another filer to take over in the event of a hardware failure;

     - increased demand for the SnapMirror software option, which requires multiple filers to provide remote mirroring of data for quick disaster recovery and backup at remote sites;

     - expansion of our sales organization to 582 in fiscal 2000, from 309 in fiscal 1999; and

     - increased sales through indirect channels, representing 28.0% of total sales compared to 25.2% in the prior year, including sales through our two OEM partners.

     Net sales growth was also positively impacted by:

     - a higher average selling price due to the introduction of new software features: SnapMirror, SnapRestore and Cluster Failover, supporting mission-critical applications;

     - the increase in storage capacity;

     - increased add-on software revenue from multi-protocol solutions; and

     - higher software subscription and service revenues to support a growing installed base.

     Overall net sales growth was partially offset by declining unit sales of our older products and declining average selling price of the caching products due primarily to competitive pricing pressure.

     International net sales (including United States exports) grew by 100.4% for fiscal 2000, as compared to fiscal 1999. International net sales were $177.9 million, or 30.7% of total net sales for fiscal 2000. The increase in international sales for fiscal 2000, was primarily a result of European sales growth, due to increased headcount in the direct sales force, increased indirect channel sales, increased shipments of filers, Cluster Failover solutions, NetCache appliances and increased sales of add-on software licenses. Asia Pacific net sales growth for fiscal 2000, was also primarily driven by increased sales through resellers, increased headcount in the direct sales force, increased shipments of filers, and NetCache appliances and increased sales of add-on software licenses, as compared to fiscal 1999.

     We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Gross Margin -- Gross margin increased slightly to 59.3% of net sales for fiscal 2000, from 59.2% for fiscal 1999.

     Gross margin was favorably impacted by:

     - increased licensing of add-on software options such as: multi-protocol, Cluster Failover, SnapMirror and SnapRestore associated with new filers shipped;

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

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 104.6% to $154.5 million for fiscal 2000 from $75.5 million for fiscal 1999. These expenses were 26.7% and 26.1% of net sales for fiscal 2000 and 1999, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion and increased headcount growth of our sales and customer service organizations, and increased commission expenses. Sales and marketing headcount increased from 411 at April 30, 1999 to 775 at April 30, 2000. In fiscal 2000, we launched various marketing and advertising programs, which also contributed to absolute dollar increases in sales and marketing expenses. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 103.8% to $62.1 million in fiscal 2000 from $30.5 million in fiscal 1999. These expenses represented 10.7% and 10.5% of net sales, for fiscal 2000 and 1999, respectively. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies. Research and development headcount increased from 198 at April 30, 1999 to 327 at April 30, 2000. In fiscal 2000, we shipped new enterprise software offerings and data management tools with SnapManager for Microsoft Exchange and ApplianceWatch. We also introduced new caching products which included NetCache software release 4.0 and NetCache 4.1, adding streaming media support for Apple Quicktime, Microsoft Windows Media and RealNetworks Real System G2 users, delivering live broadcasting on the Internet. In fiscal 1999, we introduced the F700 series filers, the Cluster Failover solutions, the C700 caching products, SnapMirror, SnapRestore, and SecureAdmin. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase in absolute dollars. For both fiscal 2000 and 1999, no software development costs were capitalized.

     General and Administrative -- General and administrative expenses increased 111.2% to $21.5 million in fiscal 2000, from $10.2 million in fiscal 1999. These expenses represented 3.7% and 3.5% of net sales, for fiscal 2000 and 1999, respectively. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to implement enterprise-wide management information systems, increases in professional services, consulting fees and outside service fees. General and administrative headcount increased from 80 at April 30, 1999 to 162 at April 30, 2000. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

     Total Other Income, net -- Total other income, net, was $9.0 million and $1.9 million in fiscal 2000 and 1999, respectively. The increase was due primarily to interest income earned on the net proceeds from the March 1999 follow-on public offering, cash generated from operations, and net proceeds from stock option exercises. Fiscal 1999 included losses from foreign currency transactions as compared to fiscal 2000, where gains or losses from foreign transactions have been partially mitigated through our hedging program.

     Provision for Income Taxes -- Our effective tax rate was 35.5% for fiscal 2000 compared to 37.5% for the fiscal 1999. The effective tax rates differed from the U.S. statutory rate primarily due to state taxes, credits and tax exempt interest.

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales increased by 74.2%, to $289.4 million in fiscal 1999 from $166.2 million in fiscal 1998. This increase was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include:

     - expansion of our sales organization to 309 in fiscal 1999, from 173 in fiscal 1998;

     - increased unit shipments principally due to the successful launching of our F700 filer products during the second quarter of fiscal 1999;

     - increased worldwide shipment of NetApp cluster failover and NetCache solutions;

     - increased multi-protocol software licensing, software subscription and service revenues due to a growing installed base, and increased sales of multi-protocol systems; and

     - increased sales through indirect channels, representing 25.2% of total sales compared to 20.9% in the prior year, including sales through our two OEM partners.

     Net sales growth was also positively impacted by a higher average selling price of the newly introduced F700 filer products due primarily to the increase in storage content. Factors which partially offset overall net sales growth include declining unit sales of our older products and decreases in base prices of our older product line due to competitive forces.

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

     Gross Margin -- Gross margin remained relatively flat decreasing slightly to 59.2% of net sales for fiscal 1999 as compared to 59.3% for fiscal 1998. The consistency in gross margin for fiscal 1999 as compared to fiscal 1998 was primarily attributable to the increase in product volume, lower costs of key components, increased manufacturing efficiencies, increased market acceptance of our product line with the continuance of the cost-reduced designs introduced in the second quarter of fiscal 1999, the introduction of the F700 filer products and NetApp Cluster Failover system during the second quarter of fiscal 1999 and the revenue growth from sales of NetCache appliances. Gross margin was also favorably impacted by the licensing of multi-protocol software and support contracts, and by growth in software subscription and service revenues due to a larger installed base. Primary factors negatively impacting gross margin were the increase in the sales volume of the F700 products, which has higher incremental costs associated with greater disk drive and memory content, and the effect of base system price reductions across the full range of older generation filers.

     Our gross margin may also vary based upon the configuration of systems that are sold and whether they are sold directly or through indirect channels. Highly configured systems have historically generated lower overall gross margin percentages due to greater disk drive and memory content.

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and certain promotional expenses and customer service and support costs. In fiscal 1999, sales and marketing expenses of $75.5 million reflect an increase of 76.5% over fiscal 1998. These expenses were 26.1% and 25.7% of net sales for fiscal 1999 and 1998, respectively. The increase in absolute dollars was primarily related to the continued expansion of our sales and marketing organization, including growth in the domestic and international direct sales forces and increased commission expenses. Sales and marketing headcount increased from 240 at April 30, 1998 to 411 at April 30, 1999. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources intended to increase international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses and fees paid to outside consultants. Research and development expenses increased 82.9% to $30.5 million in fiscal 1999 from $16.6 million in fiscal 1998. These expenses represented 10.5% and 10.0% of net sales, respectively, for those periods. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts and prototyping expenses associated with the development of new products, including the NetApp F700 series filers and the C700 caching products, the second generation of our NetCache appliances. Research and development headcount increased from 116 at April 30, 1998 to 198 at April 30, 1999. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and to introduce new products. Consequently, we expect that such expenditures will continue to increase in absolute dollars. For both fiscal 1999 and 1998, no software development costs were capitalized.

     General and Administrative -- General and administrative expenses increased 56.1% to $10.2 million in fiscal 1999 from $6.5 million in fiscal 1998. These expenses represented 3.5% and 3.9% of net sales, respectively, for those periods. Increases in absolute dollars were primarily due to increased headcount, and increases to the allowance for doubtful accounts and outside service fees. General and administrative headcount increased from 23 at April 30, 1998 to 80 at April 30, 1999. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

     Other Income, Net -- Other income, net, was $1.9 million and $0.9 million in fiscal 1999 and 1998, respectively. The increase was due primarily to interest income earned on the net proceeds of $138.8 million from our March 1999 follow-on public offering and cash flow from operations, but was partially offset by foreign currency exchange losses recorded in fiscal 1999.

     Provision for Income Taxes -- Our effective tax rate was 37.5% for both fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 28, 2000, as compared to the April 30, 1999 balances, our cash, cash equivalents and short-term investments increased by $126.4 million to $353.5 million. Working capital increased by $154.8 million to $419.6 million. We generated cash from operating activities totaling $118.1 million and $45.9 million in fiscal 2000 and fiscal 1999, respectively. Net cash provided by operating activities in fiscal 2000 was principally related to net income of $73.8 million, increases in accounts payable, accrued compensation and related benefits, deferred revenue and other accrued liabilities, coupled with depreciation and amortization and income tax benefit from employee stock transactions which are non-cash transactions, partially offset by increases in accounts receivable, inventories, prepaid expenses and other and deferred income taxes.

     We used $40.8 million and $15.5 million of cash during fiscal 2000 and 1999, respectively, for capital expenditures. The increases were primarily attributed to upgrades of software and computer equipment purchases and furniture and fixtures for the Sunnyvale headquarters facility. We have used $68.9 million during fiscal 2000 and received net proceeds of $5.0 million during fiscal 1999, for net short-term investment redemptions. Investing activities in fiscal 2000 also included equity investments of $7.0 million in three technology companies. These investments were recorded at cost which approximated fair market value. We cannot assure you that such equity investments made to date nor any potential future investments will be successful.

     Financing activities provided $53.8 million and $155.5 million during fiscal 2000 and 1999 respectively. The decrease in cash provided by financing activities in fiscal 2000, compared to fiscal 1999, was due to a follow-on common stock offering in fiscal 1999 yielding proceeds of approximately $138.8 million. Excluding the impact of the fiscal 1999 common stock offering, proceeds from sale of common stock in fiscal 2000 increased over the prior fiscal year due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

     In fiscal 2000, we executed two lease agreements to acquire approximately
37.7 acres of land in Sunnyvale, California and the accompanying 533,262 square feet of buildings. We subsequently assigned our rights and obligations under all the agreements for the Sunnyvale facilities to a third-party entity and entered into two operating leases. Our lease payments will vary based on London Interbank Offered Rate (LIBOR) plus a spread. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the leases, we have the option to either purchase these properties for $55.0 million and $62.0 million, respectively, or arrange for the sale of the properties to a third party for at least $55.0 million and $62.0 million, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $49.3 million and $51.5 million, respectively. The leases also require us to maintain specified financial covenants with which we were in compliance as of April 30, 2000.

     Excluding the commitments related to operating lease arrangements for various properties, which aggregate $245.0 million, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under our $5.0 million line of credit, are sufficient to fund our operations for at least the next twelve months.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although we have not fully assessed the implications of this new statement, we do not believe adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Market Interest Risk

     Short-term Investments -- As of April 28, 2000 and April 30, 1999, we had short-term investments of $74.5 million and $5.8 million, respectively. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 28, 2000 and April 30, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income.

     Operating Lease Commitments -- As of April 28, 2000 and April 30, 1999, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. A hypothetical 10 percent increase in interest rates would increase our annual rent expense under operating lease commitments by approximately $2.0 million. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. Our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate.

     The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

     Foreign Currency Exchange Rate Risk -- We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All hedge instruments are marked to market through earnings every period. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities.

     All contracts have a maturity of less than one year and we do not defer any gains and losses, as they are all accounted for through earnings every period.

     The following table provides information about our foreign exchange forward contracts outstanding on April 28, 2000, (in thousands):

                                      BUY/        FOREIGN        CONTRACT VALUE    FAIR VALUE
              CURRENCY                SELL    CURRENCY AMOUNT         USD            IN USD
              --------                ----    ---------------    --------------    ----------
CHF.................................  Sell         4,013            $ 2,300         $ 2,333
GBP.................................  Sell        11,929            $18,016         $18,641
GBP.................................   Buy         5,000            $ 7,785         $ 7,756
EUR.................................  Sell        17,505            $15,928         $15,235
EUR.................................   Buy        11,500            $10,464         $10,640

     The following table provides information about our foreign exchange forward contracts outstanding on April 30, 1999, (in thousands):

                                      BUY/        FOREIGN        CONTRACT VALUE    FAIR VALUE
              CURRENCY                SELL    CURRENCY AMOUNT         USD            IN USD
              --------                ----    ---------------    --------------    ----------
GBP.................................   Buy         3,500            $ 5,643         $ 5,630
GBP.................................  Sell         6,100            $ 9,802         $ 9,813
EUR.................................   Buy         1,534            $ 1,631         $ 1,621
EUR.................................  Sell        11,900            $12,825         $12,574

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Network Appliance, Inc.:

     We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended April 30, 2000. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 14(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 16, 2000 (June 13, 2000 as to Note 11)

                            NETWORK APPLIANCE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   APRIL 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $279,014    $221,284
  Short-term investments....................................    74,477       5,800
  Accounts receivable, net of allowances of $3,039 in 2000
     and $1,886 in 1999.....................................   108,902      57,163
  Inventories...............................................    20,434      13,581
  Prepaid expenses and other................................    27,958       7,384
  Deferred income taxes.....................................    22,215      10,134
                                                              --------    --------
          Total current assets..............................   533,000     315,346
Property and Equipment, net.................................    47,949      19,271
Deposits....................................................        --       7,000
Other Assets................................................    11,284       4,730
                                                              --------    --------
                                                              $592,233    $346,347
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 34,061    $ 15,126
  Accrued compensation and related benefits.................    34,902      15,189
  Other accrued liabilities.................................    21,288       8,741
  Deferred revenue..........................................    23,182      11,474
                                                              --------    --------
          Total current liabilities.........................   113,433      50,530
LONG-TERM OBLIGATIONS.......................................        54          93
                                                              --------    --------
                                                               113,487      50,623
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000 shares authorized;
     shares outstanding: none in 2000 and 1999..............        --          --
  Common stock, no par value; 880,000 shares authorized;
     shares outstanding: 311,803 in 2000 and 291,324 in
     1999...................................................   352,693     240,807
  Deferred stock compensation...............................    (1,174)       (714)
  Retained earnings.........................................   129,746      55,954
  Cumulative other comprehensive loss.......................    (2,519)       (323)
                                                              --------    --------
          Total shareholders' equity........................   478,746     295,724
                                                              --------    --------
                                                              $592,233    $346,347
                                                              ========    ========

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED APRIL 30,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
NET SALES..................................................  $579,300    $289,420    $166,163
COST OF SALES..............................................   235,846     118,120      67,549
                                                             --------    --------    --------
  Gross Margin.............................................   343,454     171,300      98,614
                                                             --------    --------    --------
OPERATING EXPENSES:
  Sales and marketing......................................   154,496      75,526      42,779
  Research and development.................................    62,065      30,457      16,649
  General and administrative...............................    21,525      10,191       6,528
                                                             --------    --------    --------
          Total operating expenses.........................   238,086     116,174      65,956
                                                             --------    --------    --------
INCOME FROM OPERATIONS.....................................   105,368      55,126      32,658
                                                             --------    --------    --------
OTHER INCOME (EXPENSE):
  Interest income..........................................    10,846       2,645       1,097
  Other expense............................................    (1,808)       (781)       (208)
                                                             --------    --------    --------
          Total other income, net..........................     9,038       1,864         889
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES.................................   114,406      56,990      33,547
PROVISION FOR INCOME TAXES.................................    40,614      21,377      12,582
                                                             --------    --------    --------
NET INCOME.................................................  $ 73,792    $ 35,613    $ 20,965
                                                             ========    ========    ========
NET INCOME PER SHARE(1):
  Basic....................................................  $   0.25    $   0.13    $   0.08
                                                             ========    ========    ========
  Diluted..................................................  $   0.21    $   0.11    $   0.07
                                                             ========    ========    ========
SHARES USED IN PER SHARE CALCULATIONS(1):
  Basic....................................................   299,370     273,740     259,656
                                                             ========    ========    ========
  Diluted..................................................   345,171     311,724     287,608
                                                             ========    ========    ========

---------------
(1) Share and per share amounts have been adjusted to reflect the two-for-one stock splits which were effective December 20, 1999 and March 22, 2000.

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                 RETAINED      CUMULATIVE
                                              COMMON STOCK        DEFERRED       EARNINGS         OTHER
                                           ------------------      STOCK       (ACCUMULATED   COMPREHENSIVE
                                           SHARES     AMOUNT    COMPENSATION     DEFICIT)         LOSS         TOTAL
                                           -------   --------   ------------   ------------   -------------   --------
BALANCES, APRIL 30, 1997.................  262,656   $ 54,707     $   (54)       $   (624)       $    --      $ 54,029
Net income and comprehensive income......       --         --          --          20,965             --        20,965
Issuance of common stock.................    6,616      6,937          --              --             --         6,937
Repurchase of common stock...............      (88)        (1)         --              --             --            (1)
Deferred stock compensation..............       --        714        (714)             --             --            --
Amortization of deferred stock
  compensation...........................       --         --         270              --             --           270
Income tax benefit from employee stock
  transactions...........................       --      4,065          --              --             --         4,065
                                           -------   --------     -------        --------        -------      --------
BALANCES, APRIL 30, 1998.................  269,184     66,422        (498)         20,341             --        86,265
Components of comprehensive income:
  Net income.............................       --         --          --          35,613             --        35,613
  Currency translation adjustment........       --         --          --              --           (323)         (323)
                                                                                                              --------
          Total comprehensive income.....                                                                       35,290
Issuance of common stock.................   10,724     16,942          --              --             --        16,942
Repurchase of common stock...............      (84)      (280)         --              --             --          (280)
Issuance of common stock at $12.63 per
  share pursuant to follow-on public
  offering, net..........................   11,500    138,834          --              --             --       138,834
Deferred stock compensation..............       --        916        (916)             --             --            --
Amortization of deferred stock
  compensation...........................       --         --         667              --             --           667
Reversal of deferred stock compensation
  due to employee termination............       --        (33)         33              --             --            --
Other stock compensation expense.........       --        230          --              --             --           230
Income tax benefit from employee stock
  transactions...........................       --     17,776          --              --             --        17,776
                                           -------   --------     -------        --------        -------      --------
BALANCES, APRIL 30, 1999.................  291,324    240,807        (714)         55,954           (323)      295,724
Components of comprehensive income:
  Net income.............................       --         --          --          73,792             --        73,792
  Currency translation adjustment........       --         --          --              --         (2,204)       (2,204)
  Unrealized loss on investments.........       --         --          --              --              8             8
                                                                                                              --------
          Total comprehensive income.....                                                                       71,596
Issuance of common stock, net............   20,479     53,833          --              --             --        53,833
Deferred stock compensation..............       --      1,845      (1,845)             --             --            --
Amortization of deferred stock
  compensation...........................       --         --       1,345              --             --         1,345
Reversal of deferred stock compensation
  due to employee termination............       --        (40)         40              --             --            --
Income tax benefit from employee stock
  transactions...........................       --     56,248          --              --             --        56,248
                                           -------   --------     -------        --------        -------      --------
BALANCES, APRIL 30, 2000.................  311,803   $352,693     $(1,174)       $129,746        $(2,519)     $478,746
                                           =======   ========     =======        ========        =======      ========

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED APRIL 30,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $  73,792    $ 35,613    $ 20,965
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................     15,708       8,146       5,548
     Other stock compensation expense.....................         --         230          --
     Loss on disposal of equipment........................      1,904       1,221          --
     Provision for doubtful accounts......................      1,153       1,075         481
     Deferred income taxes................................    (11,614)     (5,084)     (1,749)
     Deferred rent........................................        (39)        (70)        (36)
     Changes in assets and liabilities:
       Accounts receivable................................    (53,230)    (24,188)    (20,883)
       Inventories........................................    (12,425)     (4,934)      1,213
       Prepaid expenses and other assets..................     39,327      12,042       3,339
       Accounts payable...................................     18,935       5,085       5,626
       Accrued compensation and related benefits..........     19,713       6,704       3,819
       Other accrued liabilities..........................     13,148       3,432       1,921
       Deferred revenue...................................     11,708       6,675       2,482
                                                            ---------    --------    --------
          Net cash provided by operating activities.......    118,080      45,947      22,726
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.....................    (99,514)    (18,680)    (15,050)
  Redemptions of short-term investments...................     30,650      23,680      11,166
  Purchases of property and equipment.....................    (40,819)    (15,474)     (7,971)
  Purchases of equity investments.........................     (7,000)         --      (2,000)
  Refund (payment) of deposits, net.......................      2,500      (7,000)         --
                                                            ---------    --------    --------
          Net cash used in investing activities...........   (114,183)    (17,474)    (13,855)
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term obligations.....................         --          --         (12)
  Proceeds from sale of common stock, net.................     53,833      16,662       6,936
  Proceeds from follow-on common stock offering, net......         --     138,834          --
                                                            ---------    --------    --------
          Net cash provided by financing activities.......     53,833     155,496       6,924
                                                            ---------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................     57,730     183,969      15,795
CASH AND CASH EQUIVALENTS:
  Beginning of year.......................................    221,284      37,315      21,520
                                                            ---------    --------    --------
  End of year.............................................  $ 279,014    $221,284    $ 37,315
                                                            =========    ========    ========

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

 1. THE COMPANY

     Network Appliance, Inc., incorporated in the state of California in April 1992, and its subsidiaries operate in a single industry segment and are involved in the design, manufacturing, marketing and support of high performance network attached data storage and access devices which provide fast, simple, reliable and cost-effective file service and content delivery solutions for data-intensive network environments.

 2. SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year -- We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying consolidated financial statements that our fiscal year end is April 30. Fiscal 2000 was a 52-week fiscal year. Fiscal 1999 was a 53-week fiscal year and fiscal 1998 was a 52-week year.

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current-year presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders' equity or net income.

     Cash and Cash Equivalents -- We consider all highly liquid debt investments with original maturities of three months or less to be cash equivalents.

     Short-term Investments -- Our short-term investments consist of debt and equity securities with original maturities ranging between three and twelve months. All of our investments are classified as available-for-sale, which are measured at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive loss, a separate component of shareholders' equity, until realized. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not significant. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     Property and Equipment -- Property and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives which range from two to five years. Leasehold improvements are amortized over their estimated useful lives or the life of the lease, whichever is shorter.

     Revenue Recognition -- In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. This generally occurs at the time of shipment, at which time we also record estimated product return and warranty reserves. Revenues from software subscriptions, which entitle customers to software updates, including bug fixes, patch releases and major revisions, and services are recognized over the terms of the related contractual periods and were less than 10% of net sales in fiscal 2000, 1999 and 1998.

     Advertising Costs -- Advertising costs are charged to operations when incurred. Advertising expenses for fiscal 2000, 1999 and 1998 were approximately $2,594, $1,072 and $1,000, respectively.

     Software Development Costs -- We capitalize eligible computer software development costs, which include software enhancement costs, upon the establishment of technological feasibility, which occur upon the completion of a working model. Software development costs capitalized have not been significant.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     Foreign Currency Translation and Foreign Exchange Contracts -- Prior to fiscal 1999, the functional currency of our foreign subsidiaries was the U.S. dollar. Accordingly, all monetary assets and liabilities were translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities were translated at historical rates and net sales and expenses were translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of income, have not been significant.

     In fiscal 1999, we determined that the functional currencies of certain of our foreign subsidiaries had changed from the U.S. dollar to the local currencies. Accordingly, for fiscal 2000 and 1999, assets and liabilities of our foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date, and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments have been included within shareholders' equity as part of cumulative other comprehensive loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.

     Foreign currency transaction gains and losses, which are included in the consolidated statements of income, have not been material in any of the three years presented. We utilize forward exchange contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets or liabilities denominated in foreign currencies. The gains or losses on these contracts are included in income as the exchange rates change. Management believes that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying assets and transactions being hedged.

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

     We are subject to certain risks, including without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network attached data storage market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, and effect of certain anti-takeover provisions and dilution.

     Concentration of Credit Risk -- Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments consist primarily of municipal securities, cash accounts held at various banks and a money market fund held at several financial institutions. We sell our products primarily to large organizations in different industries and geographies. Credit risk is further mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for estimated credit losses. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

     Comprehensive Income -- During fiscal 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

Comprehensive income for the years ended April 30, 2000, 1999 and 1998 has been disclosed within the consolidated statements of shareholders' equity and comprehensive income. Total comprehensive income was equal to net income for the year ended April 30, 1998.

     Net Income Per Share -- Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options. All prior-period net income per-share amounts have been restated to reflect the two-for-one stock splits which were effective December 20, 1999 and March 22, 2000 (See Note 6).

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                          YEARS ENDED APRIL 30,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
NET INCOME (NUMERATOR):
  Net Income, basic and diluted....................  $ 73,792    $ 35,613    $ 20,965
                                                     ========    ========    ========
SHARES (DENOMINATOR):
  Weighted average common shares outstanding.......   299,554     275,060     265,600
  Weighted average common shares outstanding
     subject to repurchase.........................      (184)     (1,320)     (5,944)
                                                     --------    --------    --------
  Shares used in basic computation.................   299,370     273,740     259,656
  Weighted average common shares outstanding
     subject to repurchase.........................       184       1,320       5,944
  Common shares issuable upon exercise of stock
     options (treasury stock method)...............    45,617      36,664      22,008
                                                     --------    --------    --------
  Shares used in diluted computation...............   345,171     311,724     287,608
                                                     ========    ========    ========
NET INCOME PER SHARE:
  Basic............................................  $   0.25    $   0.13    $   0.08
                                                     ========    ========    ========
  Diluted..........................................  $   0.21    $   0.11    $   0.07
                                                     ========    ========    ========

     Statements of Cash Flows -- Supplemental cash flow and noncash investing and financing activities are as follows:

                                                          2000       1999       1998
                                                         -------    -------    ------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid net of refund......................  $  (225)   $ 7,985    $9,402
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Deferred stock compensation..........................    1,805        883       714
  Income tax benefit from employee stock
     transactions......................................   56,248     17,776     4,065
  Conversion of evaluation inventory to fixed assets...    3,723      1,665       975

     Geographic Operating Information -- During fiscal 1999, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. We operate in one reportable segment (Note 8).

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     Stock-Based Compensation -- We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

     Accounting for Long-Lived Assets -- We evaluate the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although we have not fully assessed the implications of this new statement, we do not believe adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

 3. BALANCE SHEET COMPONENTS

SHORT-TERM INVESTMENTS

                                                                   APRIL 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Municipal bonds.............................................  $ 12,481    $     --
Municipal securities........................................   285,675     183,650
Corporate bonds.............................................     5,000          --
U.S. government securities..................................     8,996          --
                                                              --------    --------
Total debt and equity securities............................   312,152     183,650
Less cash equivalents.......................................   237,675     177,850
                                                              --------    --------
Short-term investments......................................  $ 74,477    $  5,800
                                                              ========    ========

INVENTORIES, NET

                                                                  APRIL 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Purchased components........................................  $ 9,230    $ 5,316
Work in process.............................................      646      1,727
Finished goods..............................................   10,558      6,538
                                                              -------    -------
                                                              $20,434    $13,581
                                                              =======    =======

PROPERTY AND EQUIPMENT

                                                                   APRIL 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Computers, related equipment and purchased software.........  $ 54,716    $ 28,619
Furnitures and fixtures.....................................     8,159       2,236
Leasehold improvements......................................     3,747       3,104
                                                              --------    --------
                                                                66,622      33,959
Accumulated depreciation and amortization...................   (18,673)    (14,688)
                                                              --------    --------
                                                              $ 47,949    $ 19,271
                                                              ========    ========

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

 4. COMMITMENTS AND CONTINGENCIES

     In fiscal 2000, we executed agreements to acquire approximately 37.7 acres of land in Sunnyvale, California. These sites will support expansion of approximately 800,000 square feet to accommodate future growth. In fiscal 1999, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. Beginning in June 1999, we began relocating all of our principal activities to Sunnyvale. This new headquarter site will consolidate general administration, sales and marketing, research and development, customer services and manufacturing operations. Our manufacturing and research and development facilities will begin to relocate in the first quarter of fiscal 2001 and will be complete in the second quarter of fiscal 2001. The Santa Clara facilities are leased under various operating leases with 100,000 square feet of space expiring in June 2000, and the remaining 20,000 square feet expiring in fiscal 2003. We lease other sales offices and a design center throughout the United States and internationally. These sales offices are also leased under operating leases which expire through fiscal 2013. We are responsible for certain maintenance costs, taxes and insurance under these leases.

     In fiscal 2000, we executed two lease agreements to acquire approximately
37.7 acres of land in Sunnyvale, California and the accompanying 533,262 square feet of buildings. We subsequently assigned our rights and obligations under all the agreements for the Sunnyvale facilities to a third-party entity and entered into two operating leases. Our lease payments will vary based on LIBOR plus a spread (8.0% at April 30, 2000). The leases are for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the leases, we have the option to either purchase these properties for $55,000 and $62,000, respectively, or arrange for the sale of the properties to a third party for at least $55,000 and $62,000, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $49,288 and $51,460, respectively.

     In fiscal 1999, we executed three lease agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. We subsequently assigned our rights and obligations under all the agreements for the Sunnyvale facilities to a third-party entity and entered into three operating leases. The leases require monthly payments, which vary, based on the LIBOR plus a spread. The aggregate annual minimum rent commitment under one lease, which began in August 1999, is approximately $3,520. The lease payments under the other two operating leases are expected to commence in the first and second quarter of fiscal 2001 and will also vary based on LIBOR plus a spread, estimated to be approximately $3,840 and $2,880. Our lease payments under these three leases are included in the minimum annual lease payments schedule below. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the leases, we have the option to either purchase these properties for $44,000, $48,000 and $36,000, respectively, or arrange for the sale of the properties to a third party for at least $44,000, $48,000 and $36,000, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $36,960, $43,912 and $32,610, respectively.

     The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of April 30, 2000.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     Future minimum annual lease payments as of April 30, 2000, are as follows:

                  YEARS ENDING APRIL 30,
                  ----------------------
2001.......................................................  $13,185
2002.......................................................   14,413
2003.......................................................   13,716
2004.......................................................   13,120
2005.......................................................   10,006
Thereafter.................................................    5,547
                                                             -------
          Total lease payments.............................  $69,987
                                                             =======

     Rent expense was $7,779, $5,963 and $4,278 for the years ended April 30, 2000, 1999 and 1998, respectively. Rent expense under certain of our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as long-term obligations in the accompanying consolidated balance sheets.

     We are also subject to various legal proceedings and claims, either asserted or unasserted, which arise in the normal course of business. We do not believe that any current litigation claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

 5. LINE OF CREDIT

     In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in July 2000, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender's "prime" lending rate, such rate determined at our discretion.

     We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $65,000, of which $10,395 was available at April 30, 2000.

 6. SHAREHOLDERS' EQUITY

     Follow-on Public Offering -- In March 1999, we completed a public offering of 11,500 shares of our common stock and received net proceeds of $138,834.

     Stock Splits -- On December 20, 1999 and March 22, 2000, the Company effected two-for-one stock splits of the outstanding shares of common stock. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

     Preferred Stock -- Our Board of Directors has the authority to issue up to 5,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders.

     Stock Option Plans -- We adopted the 1993 Stock Option/Stock Issuance Plan (the "1993 Plan") in April 1993. In September 1995, we adopted the 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan replaced the 1993 Plan, and provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1993 Plan, except that the 1995 Plan does not allow for the exercise of options prior to vesting. Accordingly, all options and shares issued under the 1993 Plan were incorporated into the 1995 Plan upon the effectiveness of our initial public offering.

     Under the 1995 Plan, the Board of Directors may grant to employees, directors and consultants options to purchase shares of our common stock. The exercise price for an incentive stock option and a nonqualified

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

     In August 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") which is comprised of two separate equity incentive programs:
(i) the Discretionary Option Grant Program under which options may be granted to eligible individuals during the service period at a fixed price per share and
(ii) Automatic Option Grant Program under which non-employee Board members will automatically receive special option grants at designated intervals over their period of Board service.

     The 1999 Plan will supplement the existing 1995 Plan and Non-Officer Plan and those plans will continue to remain in full force and effect until all available shares have been issued under each such plan. However, the Automatic Option Grant Program previously in effect under the 1995 Plan terminated as of October 26, 1999 and all automatic option grants made to non-employee Board members on or after that date will be made under the 1999 Plan.

     Under the 1999 Plan, the Board of Directors may grant to employees, directors and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a non-statutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options will have a term of ten years after the date of grant, subject to earlier termination upon the occurrence of certain events.

     Options granted under the 1999 Plan are subject to the cancellation/regrant program with the following limitations: (i) only options held by employees who are neither executive officers nor members of the Board can be repriced; and
(ii) the total number of repriced options will not exceed ten percent of the total number of shares of common stock authorized for issuance under the 1999 Plan. No options have been repriced under the 1999 Plan.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     A summary of the combined activity under our stock option plans and agreements is as follows:

                                                                      OPTIONS OUTSTANDING
                                                                     ---------------------
                                                         SHARES                   WEIGHTED
                                                        AVAILABLE                 AVERAGE
                                                           FOR        NUMBER      EXERCISE
                                                          GRANT      OF SHARES     PRICE
                                                        ---------    ---------    --------
Balances, April 30, 1997..............................     7,512       45,112      $ 1.36
  Shares reserved for plan............................    32,000           --          --
  Options granted (weighted average fair value of
     $1.14)...........................................   (21,792)      21,792        2.94
  Options exercised...................................        --       (4,960)       1.06
  Options canceled....................................     4,592       (4,592)       1.73
                                                         -------      -------
Balances, April 30, 1998 (20,048 options exercisable
  at a weighted average exercise price of $0.99)......    22,312       57,352        1.95
  Shares reserved for plan............................    21,600           --          --
  Options granted (weighted average fair value of
     $2.46)...........................................   (25,292)      25,292        6.29
  Options exercised...................................        --       (8,972)       1.55
  Options canceled....................................     3,700       (3,700)       2.68
                                                         -------      -------
Balances, April 30, 1999 (26,348 options exercisable
  at a weighted average exercise price of $1.73)......    22,320       69,972        3.53
  Shares reserved for plan............................    13,200           --          --
  Options granted (weighted average fair value of
     $13.98)..........................................   (25,773)      25,773       28.60
  Options exercised...................................        --      (18,976)       2.55
  Options canceled....................................     3,127       (3,127)       7.19
                                                         -------      -------
Balances, April 30, 2000..............................    12,874       73,642      $12.45
                                                         =======      =======

     Options for the purchase of 24,829 shares of common stock were vested as of April 30, 2000. Unvested common shares of 92 issued under the 1993 Plan as of April 30, 2000 are subject to repurchase by the Company.

     Additional information regarding options outstanding as of April 30, 2000 is as follows:

                            OPTIONS OUTSTANDING
                  ---------------------------------------
                                    WEIGHTED                 OPTIONS EXERCISABLE
                                     AVERAGE                ----------------------
                                    REMAINING    WEIGHTED                 WEIGHTED
                      NUMBER       CONTRACTUAL   AVERAGE                  AVERAGE
    RANGE OF      OUTSTANDING AT      LIFE       EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   APRIL 30, 2000   (IN YEARS)     PRICE     EXERCISABLE    PRICE
----------------  --------------   -----------   --------   -----------   --------
 $ 0.01 - $ 0.69       4,596          5.25        $ 0.40       4,288       $ 0.40
   0.74 -   1.82       5,507          6.61          1.53       4,293         1.51
   1.82 -   3.27      16,266          7.07          2.51       9,853         2.48
   3.31 -   9.20      19,229          8.21          5.23       5,617         5.01
  10.50 -  18.50      18,144          9.20         14.32         770        12.53
  31.25 -  67.88       9,130          9.72         46.92          24        38.74
  95.03 -  95.03         770          9.84         95.03          --           --
                      ------                                  ------
 $ 0.01 - $95.03      73,642          8.10        $12.45      24,845       $ 2.87
                      ======                                  ======

     Employee Stock Purchase Plan -- Under the Employee Stock Purchase Plan, employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates. Of the 8,200 shares authorized to be issued under this plan, 2,713 shares were available for issuance at April 30, 2000 and

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

1,473 and 1,092 shares were issued in fiscal 2000 and 1999, respectively, at a weighted average price of $3.87 and $2.80, respectively.

     Pro Forma Information -- As discussed in Note 2, we continue to account for our stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements with the exception of $1,345, $667 and $270 in fiscal 2000, 1999 and 1998, respectively, which consists of the amortization of deferred stock compensation related to the granting of nonqualified stock options at exercise prices below market.

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

                                                               YEARS ENDED APRIL 30,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Expected Life (in years)....................................  3.20     3.07     2.94
Risk-free interest rate.....................................     6%       5%       6%
Volatility..................................................    65%      50%      50%
Expected dividend...........................................    --       --       --

     Our calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards issued beginning in fiscal 1996 had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

                                                             YEARS ENDED APRIL 30,
                                                          ---------------------------
                                                           2000      1999       1998
                                                          ------    -------    ------
Net income..............................................  $3,065    $12,163    $8,677
Net income per share, basic.............................    0.01       0.04      0.03
Net income per share, diluted...........................    0.01       0.04      0.03

     However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculations; accordingly, the fiscal 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     Deferred Stock Compensation -- In May 1995, we issued stock options for the purchase of 8,504 shares of common stock at $0.02 per share. We recognized $515 of deferred compensation in May 1995 equal to the difference between the option price as determined by the Board of Directors and $0.08 (the deemed fair value for financial reporting purposes) for each option. We are amortizing the deferred compensation expense ratably over the four-year period in which the options vest.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     We recorded $1,845, $916 and $714 of deferred compensation in fiscal 2000, 1999 and 1998, respectively, primarily related to the grant of stock options to certain highly compensated employees. Under terms of the 1995 Stock Option Plan, highly compensated employees as defined by our management are eligible to contribute between $15 to $75 in annual salary for the rights to be granted nonqualified stock options. The discount from fair market value which is equal to the amount of salary contributed has been recorded as deferred compensation expense. We are amortizing the deferred compensation expense ratably over a one-year period.

 7. INCOME TAXES

     Income before income taxes is as follows:

                                                           YEARS ENDED APRIL 30,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Domestic.............................................  $105,806    $45,617    $33,175
Foreign..............................................     8,600     11,373        372
                                                       --------    -------    -------
          Total......................................  $114,406    $56,990    $33,547
                                                       ========    =======    =======

     The provision for income taxes consists of the following:

                                                           YEARS ENDED APRIL 30,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
CURRENT:
  Federal............................................  $ 41,475    $20,094    $12,132
  State..............................................     7,973      3,098      2,199
  Foreign............................................     2,780      3,269         --
                                                       --------    -------    -------
  Total current......................................    52,228     26,461     14,331
                                                       --------    -------    -------
DEFERRED:
  Federal............................................    (8,631)    (4,078)    (1,597)
  State..............................................    (2,983)    (1,006)      (152)
                                                       --------    -------    -------
  Total deferred.....................................   (11,614)    (5,084)    (1,749)
                                                       --------    -------    -------
          Provision for income taxes.................  $ 40,614    $21,377    $12,582
                                                       ========    =======    =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                            YEARS ENDED APRIL 30,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Tax computed at federal statutory rate................  $40,042    $19,947    $11,741
State income taxes, net of federal benefit............    5,720      2,850      1,482
Federal and state credits.............................   (2,623)    (1,802)      (555)
Benefit of foreign sales corporation..................       --       (142)      (489)
Tax exempt interest...................................   (3,301)      (547)      (281)
Other.................................................      776      1,071        684
                                                        -------    -------    -------
Provision for income taxes............................  $40,614    $21,377    $12,582
                                                        =======    =======    =======

     The income tax benefits associated with dispositions from employee stock transactions of $56,248, $17,776 and $4,291, respectively, for fiscal 2000, 1999 and 1998, were recognized as additional paid in capital.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     The components of net deferred tax assets are as follows:

                                                              YEARS ENDED APRIL 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Inventory reserves..........................................   $12,732      $ 5,120
Reserves and accruals not deductible for tax purposes.......     5,197        2,654
Research and development credits............................     4,285        2,227
Tax benefit of options issued in IMC acquisition............       532          913
Depreciation................................................       544          585
Other.......................................................        51          228
                                                               -------      -------
          Deferred tax assets...............................   $23,341      $11,727
                                                               =======      =======

     Current net deferred tax assets are $22,215 and $10,134, as of April 30, 2000 and April 30, 1999, respectively. Non-current net deferred tax assets at April 30, 2000 and 1999 of $1,126 and $1,593, respectively, are included in other assets within the accompanying consolidated balance sheets.

     As of April 30, 2000, the federal and state net operating loss carryforwards for income tax purposes were approximately $209,702 and $136,814, respectively. The federal net operating loss carryforwards will begin to expire in 2020, and the state net operating loss carryforwards will begin to expire in 2006. As of April 30, 2000, we had federal and state research and development credit carryforwards of approximately $6,440 and $6,135, respectively, available to offset future taxable income. These federal credit carryforwards will begin to expire in 2013.

     Deferred tax assets of approximately $89,493 consisting of certain net operating loss and credit carryforwards resulting from the exercise of employee stock options have not been recognized in the financial statements. When utilized, the tax benefit of these loss and credit carryforwards will be accounted for as a credit to additional paid in capital.

 8. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, we operate in one reportable industry segment: the design, manufacturing and marketing of high-performance network attached data storage and access devices. For the years ended April 30, 2000, 1999 and 1998, we recorded revenue from customers throughout the United States and Canada; Europe; Latin America, Australia and Asia Pacific.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     The following presents net sales for the years ended April 30, 2000, 1999, and 1998 by geographic area and long-lived assets as of April 30, 2000 and 1999 by geographic area.

                                                           YEAR ENDED APRIL 30,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net Sales:
United States......................................  $401,377    $200,627    $125,108
International......................................   177,923      88,793      41,055
                                                     --------    --------    --------
          Total net sales..........................  $579,300    $289,420    $166,163
                                                     ========    ========    ========
Long-lived Assets:
United States......................................  $ 55,857    $ 29,198
International......................................     3,376       1,803
                                                     --------    --------
          Total assets.............................  $ 59,233    $ 31,001
                                                     ========    ========

     Net sales above are attributed to regions based on the customers' shipment locations.

     International sales include export sales primarily to United Kingdom, Germany, Japan, France, Israel, the Netherlands, Switzerland, Sweden, Canada and Australia. No single foreign country accounted for 10% or more of net sales in fiscal 2000, 1999 and 1998.

     No customer accounted for 10% or more of net sales in fiscal 2000, 1999 or 1998.

 9. FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

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

     At April 30, 2000, we had $54,605 of outstanding foreign exchange contracts in British Pounds, Swiss Francs and European Currency Units. These foreign exchange contracts are adjusted to the fair value at the end of every month. Unrealized gains or losses on foreign exchange contracts were not significant at April 30, 2000. Other than foreign exchange contracts, we have not entered into any other material financial derivative instruments.

     The fair values of cash and cash equivalents and short-term investments reported in the balance sheets approximate their carrying value. The fair value of short-term investments and foreign exchange contracts is based on quoted market value.

10. EMPLOYEE BENEFIT PLAN

     We have established a 401(k) tax-deferred savings plan ("Savings Plan"). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $611, $314 and $202 for fiscal 2000, 1999 and 1998, respectively.

11. SUBSEQUENT EVENT

     In June 2000, we acquired privately-held Orca Systems, Inc. ("Orca"), a developer of high performance Virtual Interface Architecture software. Under the terms of the agreement, we acquired Orca for approxi-

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

mately $49,000 in common stock, assumed options and cash, with an obligation to provide approximately 280 shares of additional common stock, if certain performance criteria are achieved. The acquisition will be accounted for using the purchase method of accounting.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   YEAR ENDED APRIL 30, 2000
                                          --------------------------------------------
                                             Q1          Q2          Q3          Q4
                                          --------    --------    --------    --------
Net sales...............................  $103,279    $124,712    $151,290    $200,019
Gross margin............................    60,740      73,196      89,875     119,643
Net income..............................    13,468      16,048      19,799      24,477
Net income per share, basic.............      0.05        0.05        0.07        0.08
Net income per share, diluted...........      0.04        0.05        0.06        0.07

                                                   YEAR ENDED APRIL 30, 1999
                                          --------------------------------------------
                                             Q1          Q2          Q3          Q4
                                          --------    --------    --------    --------
Net sales...............................  $ 57,375    $ 65,625    $ 75,616    $ 90,804
Gross margin............................    34,136      38,744      44,798      53,622
Net income..............................     7,097       8,376       9,394      10,746
Net income per share, basic.............      0.03        0.03        0.03        0.04
Net income per share, diluted...........      0.02        0.03        0.03        0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report under the section entitled "Executive Officers." The information required by this Item with respect to the Company's directors is incorporated herein by reference from the information provided under the heading "Election of Directors" of the Definitive Proxy Statement which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

        Independent Auditors' Report

        Consolidated Balance Sheets -- April 30, 2000 and 1999

        Consolidated Statements of Income for the years ended April 30, 2000, 1999 and 1998

        Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended April 30, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended April 30, 2000, 1999 and 1998

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

(a)(3) Exhibits.

 EXHIBIT
  NUMBER                            DESCRIPTION
----------                          -----------
 2.1(1)     Agreement and Plan of Reorganization, dated as of March 17,
            1997, between the Company and IMC, a California corporation
 2.2(1)     Agreement of Merger between the Company and IMC as filed
            with the California Secretary of State on March 17, 1997
 3.1(2)     Restated Articles of Incorporation of the Company
 3.2(3)     Bylaws of the Company
 3.3(8)     Amendment to the Restated Articles of Incorporation of the
            Company, filed December 18, 1997
 3.4(11)    Certificate of Amendment to the Restated Articles of
            Incorporation of the Company
 4.1(3)     Reference is made to Exhibits 3.1 and 3.2
 4.2(3)     Specimen Common Stock certificate
 4.3(3)     Amended and Restated Investors' Rights Agreement, dated
            September 23, 1994, among the Company and the investors and the founders named therein, as amended
 4.4(3)     Amended and Restated Shareholders Agreement, dated September
            23, 1994, among the Company and the employee holders and the
            Preferred Stock investors named therein
 4.5(3)     Forms of Warrants to Purchase Shares of Series A and Series
            C Preferred Stock
10.1*(3)    Distributor Agreement, dated June 1, 1993, by and among the
            Company, Itochu Corporation and CTC Supply Sales
10.2(3)     Forms of Indemnification Agreements entered into between the
            Company and its directors and officers
10.3(3)     The Company's 1993 Stock Option/Stock Issuance Plan
10.4(3)     The Company's 1993 Stock Incentive Plan
10.5(3)     The Company's Employee Stock Purchase Plan
10.6(3)     Series C Preferred Stock and Common Stock and Warrant to
            Purchase Series C Preferred Stock Purchase Agreement, dated
            September 23, 1994, among the Company and the purchasers
            named therein
10.7(3)     Office lease dated October 21, 1993, between the Company and
            Vanni Business Park General Partnership ("Vanni") and Office
            Lease Agreement, dated October 20, 1994, between the Company and Vanni
10.8(3)     Agreement dated June 19, 1995, between the Company and
            Imperial Bank, as amended, Promissory Note issued thereunder and ancillary documents
10.9(3)     Settlement Agreement and General Release, dated June 28,
            1995, between the Company and Michael Malcolm
10.10(3)    Security and Loan Agreement, Credit Terms and Conditions and
            General Security Agreement between the Company and Imperial
            Bank, dated August 31, 1994, as amended
10.11(4)    Facility sublease, dated August 9, 1996, by and between S3,
            Inc. and the Company
10.12(5)    The Company's Amended 1995 Stock Incentive Plan
10.13(5)    The Company's Special Non-Officer Stock Option Plan
10.14(6)    Facility lease, dated August 18, 1997, by and between the
            McCandless -- San Tomas No. 2 and the Company

 EXHIBIT
  NUMBER                            DESCRIPTION
----------                          -----------
10.15(8)    Agreement of Purchase and Sale, dated June 11, 1998, by and between 495 Java Drive Associates, L.P. and the Company
10.16(8)    Operating lease agreement, dated June 11, 1998, by and
            between 475 Java Drive Associates L.P. and the Company
10.17(8)    Purchase Option Agreement, dated June 11, 1998, by and
            between 475 Java Drive Associates L.P. and the Company
10.18(8)    Line of credit agreement dated July 10, 1998, between the
            Company and Wells Fargo Bank, National Association
10.19(9)    Purchase and Sale Agreement, dated August 5, 1998, by and
            between Martin/Crossman, LLC and the Company.
10.20*(10)  OEM Distribution and License Agreement, dated October 27,
            1998, by and between Dell Products L.P. and the Company
10.21(11)   Amended Purchase and Sale Agreement, dated December 9, 1998, by and between Martin/ Crossman, LLC and the Company.
10.22(11)   Amended Purchase and Sale Agreement, dated December 21,
            1998, by and between 495 Java Drive Associates. L.P. and the
            Company.
10.23(11)   Lease Agreement, dated January 20, 1999, by and between BNP
            Leasing Corporation and the Company
10.24(11)   Purchase Agreement, dated January 20, 1999, by and between
            BNP Leasing Corporation and the Company
10.25(11)   Pledge Agreement, dated January 20, 1999, by and between BNP
            Leasing Corporation, Bank Nationale De Paris and the Company
10.26(11)   OEM Distribution and License Agreement, dated November 6,
            1998, by and between Fujitsu Limited and the Company
10.27(12)   Construction Management Agreement (Phase
            II -- Improvements), dated May 3, 1999, by and between BNP
            Leasing Corporation and the Registrant
10.28(12)   Lease Agreement (Phase II -- Improvements), dated May 3,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.29(12)   Lease Agreement (Phase II -- Land), dated May 3, 1999, by
            and between BNP Leasing Corporation and the Registrant
10.30(12)   Pledge Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.31(12)   Pledge Agreement (Phase II -- Improvements), dated May 3,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.32(12)   Purchase Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.33(12)   Purchase Agreement (Phase II -- Improvements), dated May 3,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.34(12)   Construction Management Agreement (Phase
            III -- Improvements), dated June 16, 1999, by and between
            BNP Leasing Corporation and the Registrant
10.35(12)   Lease Agreement (Phase III -- Improvements), dated June 16,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.36(12)   Lease Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.37(12)   Pledge Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.38(12)   Pledge Agreement (Phase III -- Improvements), dated June 16,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.39(12)   Purchase Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.40(12)   Purchase Agreement (Phase III -- Improvements), dated June
            16, 1999, by and between BNP Leasing Corporation and the
            Registrant

 EXHIBIT
  NUMBER                            DESCRIPTION
----------                          -----------
10.41(13)   Purchase and Sale Agreement, dated September 9, 1999, by and between Trinet Essential Facilities XII, Inc., and the
            Company
10.42(13)   Agreement of Assignment of Lease, dated September 3, 1999 by and between Lockheed Martin Corporation, and the Company
10.43(14)   Industrial Lease Agreement, dated December 20, 1999 between
            TRW Inc. and the Company in connection with 1347 Crossman
            Avenue in Sunnyvale, California
10.44(14)   Industrial Lease Agreement, dated December 20, 1999 between
            TRW Inc. and the Company in connection with 1350 Geneva
            Drive in Sunnyvale, California
10.45(14)   Industrial Lease Agreement, dated December 20, 1999 between
            TRW Inc. and the Company in connection with 1345 Crossman
            Avenue in Sunnyvale, California
10.46(14)   Industrial Lease Agreement, dated December 20, 1999 between
            TRW Inc. and the Company in connection with 1330 Geneva
            Drive in Sunnyvale, California
10.47(14)   Assignment of Agreement of Sale, dated December 20, 1999, by and between BNP Leasing and the Company
10.48(14)   Purchase and Sale Agreement, dated November 16, 1999, by and between TRW Inc. and ESL Incorporated and the Company
10.49(14)   Closing Certificate (Phase IV) and Agreement, dated December
            20, 1999, by and between BNP Leasing Corporation and the
            Company
10.5(14)    Lease Agreement (Phase IV -- Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company
10.51(14)   Lease Agreement (Phase IV -- Improvements ), dated December
            20, 1999, by and between BNP Leasing Corporation and the
            Company
10.52(14)   Purchase Agreement (Phase IV -- Land), dated December 20,
            1999, by and between BNP Leasing Corporation and the Company
10.53(14)   Purchase Agreement (Phase IV -- Improvements), dated
            December 20, 1999, by and between BNP Leasing Corporation
            and the Company
10.54(14)   Pledge Agreement (Phase IV -- Land), dated December 20,
            1999, by and between BNP Leasing Corporation and the Company
10.55(14)   Pledge Agreement (Phase IV -- Improvements), dated December
            20, 1999, by and between BNP Leasing Corporation and the
            Company
10.56(14)   Participation Agreement (Phase IV), dated December 20, 1999, by and between BNP Leasing Corporation and Banque Nationale
            De Paris
10.57       Closing Certificate (Phase V) and Agreement, dated March 1,
            2000, by and between BNP Leasing Corporation and the Company
10.58       Lease Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.59       Lease Agreement (Phase V -- Improvements ), dated March 1,
            2000, by and between BNP Leasing Corporation and the Company
10.60       Purchase Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.61       Purchase Agreement (Phase V -- Improvements), dated March 1,
            2000, by and between BNP Leasing Corporation and the Company
10.62       Pledge Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.63       Pledge Agreement (Phase V -- Improvements), dated March 1,
            2000, by and between BNP Leasing Corporation and the Company
10.64       Construction Management Agreement (Phase V -- Improvements),
            dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.65       Participation Agreement (Phase V), dated March 1, 2000, by and between BNP Leasing Corporation and Banque Nationale De
            Paris
10.66       Modification Agreement (Phase V), dated April 19, 2000, by and between BNP Leasing Corporation and the Company
21.1        Subsidiaries of the Company

 EXHIBIT
  NUMBER                            DESCRIPTION
----------                          -----------
23.1        Independent Auditors' Consent
24.1        Power of Attorney (see signature page)
27.1        Financial Data Schedule
27.2        Restated Financial Data Schedules
27.3        Restated Financial Data Schedules
27.4        Restated Financial Data Schedules
27.5        Restated Financial Data Schedules
27.6        Restated Financial Data Schedules
27.7        Restated Financial Data Schedules

---------------
 (1) Previously filed as an exhibit with the Company's Form 8-K dated March 17, 1997.

 (2) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 25, 1996.

 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-97864)

 (4) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997.

 (5) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 23, 1997.

 (6) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 5, 1997.

 (7) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 6, 1998

 (8) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 22, 1998

 (9) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated September 11, 1998

(10) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 11, 1998

(11) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 11, 1999

(12) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated August 31, 1999

(13) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 2, 1999

(14) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated February 29, 2000

  * Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2000.

                                          NETWORK APPLIANCE, INC.

                                          By:   /s/ DANIEL J. WARMENHOVEN
                                            ------------------------------------
                                                   Daniel J. Warmenhoven
                                                  Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                    SIGNATURES                                      TITLE                      DATE
                    ----------                                      -----                      ----
             /s/ DANIEL J. WARMENHOVEN                Chief Executive Officer, Director    July 12, 2000
---------------------------------------------------     (Principal Executive Officer)
              (Daniel J. Warmenhoven)

              /s/ DONALD T. VALENTINE                  Chairman of the Board, Director     July 12, 2000
---------------------------------------------------
               (Donald T. Valentine)

                /s/ JEFFRY R. ALLEN                  Executive Vice President Finance and  July 12, 2000
---------------------------------------------------  Operations, Chief Financial Officer
                 (Jeffry R. Allen)                   (Principal Financial and Accounting
                                                            Officer) and Secretary

                 /s/ SANJIV AHUJA                                  Director                July 12, 2000
---------------------------------------------------
                  (Sanjiv Ahuja)

                /s/ CAROL A. BARTZ                                 Director                July 12, 2000
---------------------------------------------------
                 (Carol A. Bartz)

                /s/ LARRY R. CARTER                                Director                July 12, 2000
---------------------------------------------------
                 (Larry R. Carter)

                    SIGNATURES                                      TITLE                      DATE
                    ----------                                      -----                      ----
              /s/ MICHAEL R. HALLMAN                               Director                July 12, 2000
---------------------------------------------------
               (Michael R. Hallman)

                /s/ ROBERT T. WALL                                 Director                July 12, 2000
---------------------------------------------------
                 (Robert T. Wall)

              /s/ DR. SACHIO SEMMOTO                               Director                July 12, 2000
---------------------------------------------------
               (Dr. Sachio Semmoto)

                                                                     SCHEDULE II

                            NETWORK APPLIANCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED APRIL 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                   BALANCE AT    CHARGED TO                   BALANCE
                                                   BEGINNING     COSTS AND                   AT END OF
                   DESCRIPTION                     OF PERIOD      EXPENSES     DEDUCTIONS     PERIOD
                   -----------                     ----------    ----------    ----------    ---------
Allowance for doubtful accounts:
  2000...........................................    $1,886        $1,275        $  122       $3,039
  1999...........................................       811         1,100            25        1,886
  1998...........................................       330           550            69          811
Excess and obsolescence inventory reserve:
  2000...........................................     2,480         4,274         3,753        3,001
  1999...........................................     2,985         1,380         1,885        2,480
  1998...........................................     3,016         1,302         1,333        2,985

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 2.1(1)    Agreement and Plan of Reorganization, dated as of March 17,
           1997, between the Company and IMC, a California corporation
 2.2(1)    Agreement of Merger between the Company and IMC as filed
           with the California Secretary of State on March 17, 1997
 3.1(2)    Restated Articles of Incorporation of the Company
 3.2(3)    Bylaws of the Company
 3.3(8)    Amendment to the Restated Articles of Incorporation of the
           Company, filed December 18, 1997
 3.4(11)   Certificate of Amendment to the Restated Articles of
           Incorporation of the Company
 4.1(3)    Reference is made to Exhibits 3.1 and 3.2
 4.2(3)    Specimen Common Stock certificate
 4.3(3)    Amended and Restated Investors' Rights Agreement, dated
           September 23, 1994, among the Company and the investors and the founders named therein, as amended
 4.4(3)    Amended and Restated Shareholders Agreement, dated September
           23, 1994, among the Company and the employee holders and the
           Preferred Stock investors named therein
 4.5(3)    Forms of Warrants to Purchase Shares of Series A and Series
           C Preferred Stock
10.1*(3)   Distributor Agreement, dated June 1, 1993, by and among the
           Company, Itochu Corporation and CTC Supply Sales
10.2(3)    Forms of Indemnification Agreements entered into between the
           Company and its directors and officers
10.3(3)    The Company's 1993 Stock Option/Stock Issuance Plan
10.4(3)    The Company's 1993 Stock Incentive Plan
10.5(3)    The Company's Employee Stock Purchase Plan
10.6(3)    Series C Preferred Stock and Common Stock and Warrant to
           Purchase Series C Preferred Stock Purchase Agreement, dated
           September 23, 1994, among the Company and the purchasers
           named therein
10.7(3)    Office lease dated October 21, 1993, between the Company and
           Vanni Business Park General Partnership ("Vanni") and Office
           Lease Agreement, dated October 20, 1994, between the Company and Vanni
10.8(3)    Agreement dated June 19, 1995, between the Company and
           Imperial Bank, as amended, Promissory Note issued thereunder and ancillary documents
10.9(3)    Settlement Agreement and General Release, dated June 28,
           1995, between the Company and Michael Malcolm
10.10(3)   Security and Loan Agreement, Credit Terms and Conditions and
           General Security Agreement between the Company and Imperial
           Bank, dated August 31, 1994, as amended
10.11(4)   Facility sublease, dated August 9, 1996, by and between S3,
           Inc. and the Company
10.12(5)   The Company's Amended 1995 Stock Incentive Plan
10.13(5)   The Company's Special Non-Officer Stock Option Plan
10.14(6)   Facility lease, dated August 18, 1997, by and between the
           McCandless -- San Tomas No. 2 and the Company
10.15(8)   Agreement of Purchase and Sale, dated June 11, 1998, by and between 495 Java Drive Associates, L.P. and the Company
10.16(8)   Operating lease agreement, dated June 11, 1998, by and
           between 475 Java Drive Associates L.P. and the Company
10.17(8)   Purchase Option Agreement, dated June 11, 1998, by and
           between 475 Java Drive Associates L.P. and the Company
10.18(8)   Line of credit agreement dated July 10, 1998, between the
           Company and Wells Fargo Bank, National Association
10.19(9)   Purchase and Sale Agreement, dated August 5, 1998, by and
           between Martin/Crossman, LLC and the Company.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.20*(10) OEM Distribution and License Agreement, dated October 27,
           1998, by and between Dell Products L.P. and the Company
10.21(11)  Amended Purchase and Sale Agreement, dated December 9, 1998, by and between Martin/ Crossman, LLC and the Company.
10.22(11)  Amended Purchase and Sale Agreement, dated December 21,
           1998, by and between 495 Java Drive Associates. L.P. and the
           Company.
10.23(11)  Lease Agreement, dated January 20, 1999, by and between BNP
           Leasing Corporation and the Company
10.24(11)  Purchase Agreement, dated January 20, 1999, by and between
           BNP Leasing Corporation and the Company
10.25(11)  Pledge Agreement, dated January 20, 1999, by and between BNP
           Leasing Corporation, Bank Nationale De Paris and the Company
10.26(11)  OEM Distribution and License Agreement, dated November 6,
           1998, by and between Fujitsu Limited and the Company
10.27(12)  Construction Management Agreement (Phase
           II -- Improvements), dated May 3, 1999, by and between BNP
           Leasing Corporation and the Registrant
10.28(12)  Lease Agreement (Phase II -- Improvements), dated May 3,
           1999, by and between BNP Leasing Corporation and the
           Registrant
10.29(12)  Lease Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.30(12)  Pledge Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.31(12)  Pledge Agreement (Phase II -- Improvements), dated May 3,
           1999, by and between BNP Leasing Corporation and the
           Registrant
10.32(12)  Purchase Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.33(12)  Purchase Agreement (Phase II -- Improvements), dated May 3,
           1999, by and between BNP Leasing Corporation and the
           Registrant
10.34(12)  Construction Management Agreement (Phase
           III -- Improvements), dated June 16, 1999, by and between
           BNP Leasing Corporation and the Registrant
10.35(12)  Lease Agreement (Phase III -- Improvements), dated June 16,
           1999, by and between BNP Leasing Corporation and the
           Registrant
10.36(12)  Lease Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.37(12)  Pledge Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.38(12)  Pledge Agreement (Phase III -- Improvements), dated June 16,
           1999, by and between BNP Leasing Corporation and the
           Registrant
10.39(12)  Purchase Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.40(12)  Purchase Agreement (Phase III -- Improvements), dated June
           16, 1999, by and between BNP Leasing Corporation and the
           Registrant
10.41(13)  Purchase and Sale Agreement, dated September 9, 1999, by and between Trinet Essential Facilities XII, Inc., and the
           Company
10.42(13)  Agreement of Assignment of Lease, dated September 3, 1999 by and between Lockheed Martin Corporation, and the Company
10.43(14)  Industrial Lease Agreement, dated December 20, 1999 between
           TRW Inc. and the Company in connection with 1347 Crossman
           Avenue in Sunnyvale, California
10.44(14)  Industrial Lease Agreement, dated December 20, 1999 between
           TRW Inc. and the Company in connection with 1350 Geneva
           Drive in Sunnyvale, California
10.45(14)  Industrial Lease Agreement, dated December 20, 1999 between
           TRW Inc. and the Company in connection with 1345 Crossman
           Avenue in Sunnyvale, California

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.46(14)  Industrial Lease Agreement, dated December 20, 1999 between
           TRW Inc. and the Company in connection with 1330 Geneva
           Drive in Sunnyvale, California
10.47(14)  Assignment of Agreement of Sale, dated December 20, 1999, by and between BNP Leasing and the Company
10.48(14)  Purchase and Sale Agreement, dated November 16, 1999, by and between TRW Inc. and ESL Incorporated and the Company
10.49(14)  Closing Certificate (Phase IV) and Agreement, dated December
           20, 1999, by and between BNP Leasing Corporation and the
           Company
10.5(14)   Lease Agreement (Phase IV -- Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company
10.51(14)  Lease Agreement (Phase IV -- Improvements ), dated December
           20, 1999, by and between BNP Leasing Corporation and the
           Company
10.52(14)  Purchase Agreement (Phase IV -- Land), dated December 20,
           1999, by and between BNP Leasing Corporation and the Company
10.53(14)  Purchase Agreement (Phase IV -- Improvements), dated
           December 20, 1999, by and between BNP Leasing Corporation
           and the Company
10.54(14)  Pledge Agreement (Phase IV -- Land), dated December 20,
           1999, by and between BNP Leasing Corporation and the Company
10.55(14)  Pledge Agreement (Phase IV -- Improvements), dated December
           20, 1999, by and between BNP Leasing Corporation and the
           Company
10.56(14)  Participation Agreement (Phase IV), dated December 20, 1999, by and between BNP Leasing Corporation and Banque Nationale
           De Paris
10.57      Closing Certificate (Phase V) and Agreement, dated March 1,
           2000, by and between BNP Leasing Corporation and the Company
10.58      Lease Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.59      Lease Agreement (Phase V -- Improvements ), dated March 1,
           2000, by and between BNP Leasing Corporation and the Company
10.60      Purchase Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.61      Purchase Agreement (Phase V -- Improvements), dated March 1,
           2000, by and between BNP Leasing Corporation and the Company
10.62      Pledge Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.63      Pledge Agreement (Phase V -- Improvements), dated March 1,
           2000, by and between BNP Leasing Corporation and the Company
10.64      Construction Management Agreement (Phase V -- Improvements),
           dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.65      Participation Agreement (Phase V), dated March 1, 2000, by and between BNP Leasing Corporation and Banque Nationale De
           Paris
10.66      Modification Agreement (Phase V), dated April 19, 2000, by and between BNP Leasing Corporation and the Company
21.1       Subsidiaries of the Company
23.1       Independent Auditors' Consent
24.1       Power of Attorney (see signature page)
27.1       Financial Data Schedule
27.2       Restated Financial Data Schedules
27.3       Restated Financial Data Schedules
27.4       Restated Financial Data Schedules
27.5       Restated Financial Data Schedules

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
27.6       Restated Financial Data Schedules
27.7       Restated Financial Data Schedules

---------------
 (1) Previously filed as an exhibit with the Company's Form 8-K dated March 17, 1997.

 (2) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 25, 1996.

 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-97864)

 (4) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997.

 (5) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 23, 1997.

 (6) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 5, 1997.

 (7) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 6, 1998

 (8) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 22, 1998

 (9) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated September 11, 1998

(10) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 11, 1998

(11) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 11, 1999

(12) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated August 31, 1999

(13) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 2, 1999

(14) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated February 29, 2000

  * Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment