Form 10-K/A
period 2000-04-28
NETWORK APPLIANCE INC
filed 2000-07-13
CIK 1002047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
(MARK ONE)

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

(a)(3) Exhibits.

 EXHIBIT
  NUMBER                            DESCRIPTION
----------                          -----------
 2.1(1)     Agreement and Plan of Reorganization, dated as of March 17,
            1997, between the Company and IMC, a California corporation
 2.2(1)     Agreement of Merger between the Company and IMC as filed
            with the California Secretary of State on March 17, 1997
 3.1(2)     Restated Articles of Incorporation of the Company
 3.2(3)     Bylaws of the Company
 3.3(8)     Amendment to the Restated Articles of Incorporation of the
            Company, filed December 18, 1997
 3.4(11)    Certificate of Amendment to the Restated Articles of
            Incorporation of the Company
 4.1(3)     Reference is made to Exhibits 3.1 and 3.2
 4.2(3)     Specimen Common Stock certificate
 4.3(3)     Amended and Restated Investors' Rights Agreement, dated
            September 23, 1994, among the Company and the investors and the founders named therein, as amended
 4.4(3)     Amended and Restated Shareholders Agreement, dated September
            23, 1994, among the Company and the employee holders and the
            Preferred Stock investors named therein
 4.5(3)     Forms of Warrants to Purchase Shares of Series A and Series
            C Preferred Stock
10.1*(3)    Distributor Agreement, dated June 1, 1993, by and among the
            Company, Itochu Corporation and CTC Supply Sales
10.2(3)     Forms of Indemnification Agreements entered into between the
            Company and its directors and officers
10.3(3)     The Company's 1993 Stock Option/Stock Issuance Plan
10.4(3)     The Company's 1993 Stock Incentive Plan
10.5(3)     The Company's Employee Stock Purchase Plan
10.6(3)     Series C Preferred Stock and Common Stock and Warrant to
            Purchase Series C Preferred Stock Purchase Agreement, dated
            September 23, 1994, among the Company and the purchasers
            named therein
10.7(3)     Office lease dated October 21, 1993, between the Company and
            Vanni Business Park General Partnership ("Vanni") and Office
            Lease Agreement, dated October 20, 1994, between the Company and Vanni
10.8(3)     Agreement dated June 19, 1995, between the Company and
            Imperial Bank, as amended, Promissory Note issued thereunder and ancillary documents
10.9(3)     Settlement Agreement and General Release, dated June 28,
            1995, between the Company and Michael Malcolm
10.10(3)    Security and Loan Agreement, Credit Terms and Conditions and
            General Security Agreement between the Company and Imperial
            Bank, dated August 31, 1994, as amended
10.11(4)    Facility sublease, dated August 9, 1996, by and between S3,
            Inc. and the Company
10.12(5)    The Company's Amended 1995 Stock Incentive Plan
10.13(5)    The Company's Special Non-Officer Stock Option Plan
10.14(6)    Facility lease, dated August 18, 1997, by and between the
            McCandless -- San Tomas No. 2 and the Company

 EXHIBIT
  NUMBER                            DESCRIPTION
----------                          -----------
10.15(8)    Agreement of Purchase and Sale, dated June 11, 1998, by and between 495 Java Drive Associates, L.P. and the Company
10.16(8)    Operating lease agreement, dated June 11, 1998, by and
            between 475 Java Drive Associates L.P. and the Company
10.17(8)    Purchase Option Agreement, dated June 11, 1998, by and
            between 475 Java Drive Associates L.P. and the Company
10.18(8)    Line of credit agreement dated July 10, 1998, between the
            Company and Wells Fargo Bank, National Association
10.19(9)    Purchase and Sale Agreement, dated August 5, 1998, by and
            between Martin/Crossman, LLC and the Company.
10.20*(10)  OEM Distribution and License Agreement, dated October 27,
            1998, by and between Dell Products L.P. and the Company
10.21(11)   Amended Purchase and Sale Agreement, dated December 9, 1998, by and between Martin/ Crossman, LLC and the Company.
10.22(11)   Amended Purchase and Sale Agreement, dated December 21,
            1998, by and between 495 Java Drive Associates. L.P. and the
            Company.
10.23(11)   Lease Agreement, dated January 20, 1999, by and between BNP
            Leasing Corporation and the Company
10.24(11)   Purchase Agreement, dated January 20, 1999, by and between
            BNP Leasing Corporation and the Company
10.25(11)   Pledge Agreement, dated January 20, 1999, by and between BNP
            Leasing Corporation, Bank Nationale De Paris and the Company
10.26(11)   OEM Distribution and License Agreement, dated November 6,
            1998, by and between Fujitsu Limited and the Company
10.27(12)   Construction Management Agreement (Phase
            II -- Improvements), dated May 3, 1999, by and between BNP
            Leasing Corporation and the Registrant
10.28(12)   Lease Agreement (Phase II -- Improvements), dated May 3,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.29(12)   Lease Agreement (Phase II -- Land), dated May 3, 1999, by
            and between BNP Leasing Corporation and the Registrant
10.30(12)   Pledge Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.31(12)   Pledge Agreement (Phase II -- Improvements), dated May 3,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.32(12)   Purchase Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.33(12)   Purchase Agreement (Phase II -- Improvements), dated May 3,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.34(12)   Construction Management Agreement (Phase
            III -- Improvements), dated June 16, 1999, by and between
            BNP Leasing Corporation and the Registrant
10.35(12)   Lease Agreement (Phase III -- Improvements), dated June 16,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.36(12)   Lease Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.37(12)   Pledge Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.38(12)   Pledge Agreement (Phase III -- Improvements), dated June 16,
            1999, by and between BNP Leasing Corporation and the
            Registrant
10.39(12)   Purchase Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.40(12)   Purchase Agreement (Phase III -- Improvements), dated June
            16, 1999, by and between BNP Leasing Corporation and the
            Registrant

 EXHIBIT
  NUMBER                            DESCRIPTION
----------                          -----------
10.41(13)   Purchase and Sale Agreement, dated September 9, 1999, by and between Trinet Essential Facilities XII, Inc., and the
            Company
10.42(13)   Agreement of Assignment of Lease, dated September 3, 1999 by and between Lockheed Martin Corporation, and the Company
10.43(14)   Industrial Lease Agreement, dated December 20, 1999 between
            TRW Inc. and the Company in connection with 1347 Crossman
            Avenue in Sunnyvale, California
10.44(14)   Industrial Lease Agreement, dated December 20, 1999 between
            TRW Inc. and the Company in connection with 1350 Geneva
            Drive in Sunnyvale, California
10.45(14)   Industrial Lease Agreement, dated December 20, 1999 between
            TRW Inc. and the Company in connection with 1345 Crossman
            Avenue in Sunnyvale, California
10.46(14)   Industrial Lease Agreement, dated December 20, 1999 between
            TRW Inc. and the Company in connection with 1330 Geneva
            Drive in Sunnyvale, California
10.47(14)   Assignment of Agreement of Sale, dated December 20, 1999, by and between BNP Leasing and the Company
10.48(14)   Purchase and Sale Agreement, dated November 16, 1999, by and between TRW Inc. and ESL Incorporated and the Company
10.49(14)   Closing Certificate (Phase IV) and Agreement, dated December
            20, 1999, by and between BNP Leasing Corporation and the
            Company
10.5(14)    Lease Agreement (Phase IV -- Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company
10.51(14)   Lease Agreement (Phase IV -- Improvements ), dated December
            20, 1999, by and between BNP Leasing Corporation and the
            Company
10.52(14)   Purchase Agreement (Phase IV -- Land), dated December 20,
            1999, by and between BNP Leasing Corporation and the Company
10.53(14)   Purchase Agreement (Phase IV -- Improvements), dated
            December 20, 1999, by and between BNP Leasing Corporation
            and the Company
10.54(14)   Pledge Agreement (Phase IV -- Land), dated December 20,
            1999, by and between BNP Leasing Corporation and the Company
10.55(14)   Pledge Agreement (Phase IV -- Improvements), dated December
            20, 1999, by and between BNP Leasing Corporation and the
            Company
10.56(14)   Participation Agreement (Phase IV), dated December 20, 1999, by and between BNP Leasing Corporation and Banque Nationale
            De Paris
10.57(15)   Closing Certificate (Phase V) and Agreement, dated March 1,
            2000, by and between BNP Leasing Corporation and the Company
10.58(15)   Lease Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.59(15)   Lease Agreement (Phase V -- Improvements ), dated March 1,
            2000, by and between BNP Leasing Corporation and the Company
10.60(15)   Purchase Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.61(15)   Purchase Agreement (Phase V -- Improvements), dated March 1,
            2000, by and between BNP Leasing Corporation and the Company
10.62(15)   Pledge Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.63(15)   Pledge Agreement (Phase V -- Improvements), dated March 1,
            2000, by and between BNP Leasing Corporation and the Company
10.64(15)   Construction Management Agreement (Phase V -- Improvements),
            dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.65(15)   Participation Agreement (Phase V), dated March 1, 2000, by and between BNP Leasing Corporation and Banque Nationale De
            Paris
10.66(15)   Modification Agreement (Phase V), dated April 19, 2000, by and between BNP Leasing Corporation and the Company
21.1(15)    Subsidiaries of the Company

 EXHIBIT
  NUMBER                            DESCRIPTION
----------                          -----------
23.1(15)    Independent Auditors' Consent
24.1(15)    Power of Attorney (see signature page)
27.1        Financial Data Schedule
27.2        Restated Financial Data Schedules
27.3        Restated Financial Data Schedules
27.4        Restated Financial Data Schedules
27.5        Restated Financial Data Schedules
27.6        Restated Financial Data Schedules
27.7        Restated Financial Data Schedules

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

(15) Previously filed as an exhibit with the Annual Report on Form 10-K dated July 12, 2000.

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