Form 10-Q
period 2000-07-28
NETWORK APPLIANCE INC
filed 2000-09-11
CIK 1002047

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 28, 2000

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

     Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                              OUTSTANDING AT
CLASS                         JULY 28, 2000
-----                         -------------
Common Stock.............      316,049,875

================================================================================

                                TABLE OF CONTENTS


                                                                                               PAGE NO.
                                                                                               --------
                             PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of July 28, 2000 and April 30, 2000             2
           Condensed Consolidated Statements of Income for the three-month periods
             ended July 28, 2000 and July 30, 1999                                                  3
           Condensed Consolidated Statements of Cash Flows for the three-month periods ended
             July 28, 2000 and July 30, 1999                                                        4
           Notes to Condensed Consolidated Financial Statements                                     5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       9
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 15

                               PART II--OTHER INFORMATION

Item 1. Legal Proceedings                                                                          16
Item 2. Changes in Securities                                                                      16
Item 3. Defaults Upon Senior Securities                                                            16
Item 4. Submission of Matters to Vote of Securityholders                                           16
Item 5. Other Information                                                                          16
Item 6. Exhibits and Reports on Form 8-K                                                           16
SIGNATURE                                                                                          17

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       JULY 28,        APRIL 30,
                                                         2000            2000
                                                      -----------     ----------
                                                      (UNAUDITED)         **
                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                         $ 331,749      $ 279,014
     Short-term investments                              105,203         74,477
     Accounts receivable, net                            138,201        108,902
     Inventories                                          22,866         20,434
     Prepaid expenses and other assets                    14,927         27,958
     Deferred income taxes                                16,850         22,215
                                                       ---------      ---------
         Total current assets                            629,796        533,000
PROPERTY AND EQUIPMENT, NET                               65,787         47,949
INTANGIBLE ASSETS, NET                                    23,909            389
OTHER ASSETS                                               9,660         10,895
                                                       ---------      ---------
                                                       $ 729,152      $ 592,233
                                                       =========      =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $  49,967      $  34,061
     Accrued compensation and related benefits            33,456         34,902
     Other accrued liabilities                            32,961         21,288
     Deferred revenue                                     31,648         23,182
                                                       ---------      ---------
         Total current liabilities                       148,032        113,433
LONG-TERM OBLIGATIONS                                         54             54
                                                       ---------      ---------
                                                         148,086        113,487
                                                       ---------      ---------

SHAREHOLDERS' EQUITY:
     Common stock                                        437,232        351,519
     Retained earnings                                   134,722        129,746
     Cumulative other comprehensive income (loss)          9,112         (2,519)
                                                       ---------      ---------
         Total shareholders' equity                      581,066        478,746
                                                       ---------      ---------
                                                       $ 729,152      $ 592,233
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


     See accompanying notes to condensed consolidated financial statements

                             NETWORK APPLIANCE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                ------------------------
                                                JULY 28,       JULY 30,
                                                  2000           1999
                                                ---------      ---------

NET SALES                                       $ 231,159      $ 103,279
COST OF SALES                                      89,457         42,539
                                                ---------      ---------
       Gross Margin                               141,702         60,740
                                                ---------      ---------
OPERATING EXPENSES:
       Sales and marketing                         64,059         26,884
       Research and development                    23,705         11,220
       General and administrative                   8,985          3,768
       Amortization of intangible assets              666             50
       In-process research and development         26,688             --
                                                ---------      ---------
          Total operating expenses                124,103         41,922
                                                ---------      ---------
INCOME FROM OPERATIONS                             17,599         18,818
                                                ---------      ---------
OTHER INCOME (EXPENSE):
       Interest income                              4,264          2,126
       Other income (expense), net                    116            (63)
                                                ---------      ---------
          Total other income, net                   4,380          2,063
                                                ---------      ---------
INCOME BEFORE INCOME TAXES                         21,979         20,881
PROVISION FOR INCOME TAXES                         17,003          7,413
                                                ---------      ---------
NET INCOME                                      $   4,976      $  13,468
                                                =========      =========
NET INCOME PER SHARE(1):
       Basic                                    $    0.02      $    0.05
                                                =========      =========
       Diluted                                  $    0.01      $    0.04
                                                =========      =========
SHARES USED IN PER SHARE CALCULATIONS(1):
       Basic                                      313,559        292,376
                                                =========      =========
       Diluted                                    359,778        333,596
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

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                  ------------------------------
                                                                  JULY 28, 2000    JULY 30, 1999
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   4,976       $  13,468
   Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                                     6,987           2,837
       In-process research and development                              26,688              --
       Provision for doubtful accounts                                     172             304
       Deferred income taxes                                            (2,114)         (3,400)
       Deferred rent                                                        --             (25)
       Changes in assets and liabilities:
         Accounts receivable                                           (29,412)        (12,005)
         Inventories                                                    (4,988)         (1,219)
         Prepaid expenses and other assets                               9,141           2,595
         Accounts payable                                               15,875           7,279
         Income taxes payable                                           22,491           9,720
         Accrued compensation and related benefits                      (1,446)         (4,976)
         Other accrued liabilities                                       7,137           1,257
         Deferred revenue                                                8,308           1,485
                                                                     ---------       ---------
            Net cash provided by operating activities                   63,815          17,320
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                 (51,699)        (12,419)
   Redemptions of short-term investments                                45,109           2,350
   Purchases of property and equipment                                 (21,034)         (8,306)
   Purchase of equity investment                                        (1,000)             --
   Purchase of Orca Systems, net of cash acquired                       (2,161)             --
   Payment/refund of deposits, net                                          --           2,500
                                                                     ---------       ---------
            Net cash used in investing activities                      (30,785)        (15,875)
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                              19,705           7,296
                                                                     ---------       ---------
            Net cash provided by financing activities                   19,705           7,296
                                                                     ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               52,735           8,741

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                 279,014         221,284
                                                                     ---------       ---------
   End of period                                                     $ 331,749       $ 230,025
                                                                     =========       =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit from employee stock transactions               $  18,000       $   6,900
   Common stock issued and options assumed for Orca acquisition      $  47,579       $      --
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid net of refund                                   $  (3,946)      $      34


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three-month period ended July 28, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2000 and the risk factors as set forth in our Annual Report on Form 10-K, including, without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions and dilution.

2.   FISCAL PERIODS

     We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2001 is a 52-week year. Fiscal 2000 was a 52-week year. The quarter ended July 28, 2000 includes 13 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year.


3.   INVENTORIES

     Inventories consist of the following:


                          JULY 28,     APRIL 30,
                           2000         2000
                          --------     ---------
                              (IN THOUSANDS)

Purchased components      $ 9,347      $ 9,230
Work in process             5,290          646
Finished goods              8,229       10,558
                          -------      -------
                          $22,866      $20,434
                          =======      =======

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. NET INCOME PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                        JULY 28,       JULY 30,
                                                          2000           1999
                                                       ---------       ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NET INCOME (NUMERATOR):
    Net income, basic and diluted                      $   4,976       $  13,468
                                                       =========       =========

SHARES (DENOMINATOR):
    Weighted average common shares outstanding           313,750         292,620
    Weighted average common shares outstanding
      subject to repurchase                                 (191)           (244)
                                                       ---------       ---------
    Shares used in basic computation                     313,559         292,376
    Weighted average common shares outstanding
      subject to repurchase                                  191             244
    Common shares issuable upon exercise of stock
      options                                             46,028          40,976
                                                       ---------       ---------
    Shares used in diluted computation                   359,778         333,596
                                                       =========       =========

NET INCOME PER SHARE:

    Basic                                              $    0.02       $    0.05
                                                       =========       =========
    Diluted                                            $    0.01       $    0.04
                                                       =========       =========


5.  COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax, are as follows:


                                                   THREE MONTHS ENDED
                                                 ----------------------
                                                 JULY 28,     JULY 30,
                                                   2000         1999
                                                 --------     --------
 (IN THOUSANDS)

Net income                                       $ 4,976      $13,468
Foreign currency translation adjustment              157          256
Unrealized gain on investments                    11,474            8
                                                 -------      -------
Comprehensive income                             $16,607      $13,732
                                                 =======      =======

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although we have not fully assessed the implications of this new statement, we do not believe adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

7.   COMMITMENTS

     We have commitments related to operating lease arrangements, under which we have an option to purchase the Sunnyvale headquarters properties for an aggregate of $245.0 million, or arrange for the sale of the properties to a third party for at least the option price with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold, we will be obligated for additional lease payments of approximately $214.0 million.

     All of these operating leases require monthly payments, which vary, based on the London Interbank Offered Rate (LIBOR) plus a spread (8.0% at July 28,
2000).

     The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of July 28, 2000.

8.   ACQUISITION

     In June 2000, we completed the acquisition of Orca Systems, Inc. (Orca), a developer of high performance Virtual Interface (VI) Architecture software for UNIX(R) and Windows NT(R) enterprise-class systems, based in Waltham, Massachusetts. The acquisition fits with our strategy of developing highly available and reliable intelligent storage solutions that improve the performance of today's Internet and enterprise applications and strengthen our ability to develop next generation storage networking architectures and protocols. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired Orca for $50.0 million in common stock, assumed options and cash, with an obligation to provide 264,497 shares of common stock (valued at $22.5 million based on our closing stock price on July 28, 2000), if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities.

     The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from 264,497 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):


Total Purchase Price:                                  Amortization Period
                                                             (Years)
                                                       -------------------
Total cash consideration               $  2,000
Shares issued                            23,526
Value of options assumed                 24,053
Transaction costs                           458

                                      ----------
                                       $ 50,037
                                      ==========


Purchase Price Allocation:

Tangible assets                        $    353
Intangible assets:
              Existing Workforce            423                 3
              Goodwill                   24,101                 5
In-process R&D                           26,688              Expensed
Tangible liabilities                     (1,359)
Deferred tax liabilities                   (169)

                                      ----------
                                       $ 50,037
                                      ==========


     Pro forma results of operations have not been presented since the effects of the acquisition were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

9.   SUBSEQUENT EVENT

     In September 2000, we entered into a definitive agreement to acquire privately-held WebManage Technologies, Inc. ("WebManage"), a developer of content management, distribution, and analysis software solutions. Under terms of the agreement, we will acquire WebManage for approximately $75.0 million in common stock, assumed options, and cash. The acquisition will be accounted for using the purchase method of accounting.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                              THREE MONTHS ENDED
                                             --------------------
                                             JULY 28,    JULY 30,
                                              2000         1999
                                             -------     --------

Net sales                                      100.0%      100.0%
Cost of sales                                   38.7        41.2
                                              ------      ------
            Gross margin                        61.3        58.8
                                              ------      ------
Operating expenses:
     Sales and marketing                        27.7        26.0
     Research and development                   10.3        10.9
     General and administrative                  3.9         3.7
     Amortization of intangible assets           0.3          --
     In-process research and development        11.5          --
                                              ------      ------
            Total operating expenses            53.7        40.6
                                              ------      ------
Income from operations                           7.6        18.2
Total other income, net                          1.9         2.0
                                              ------      ------
Income before income taxes                       9.5        20.2
Provision for income taxes                       7.4         7.2
                                              ------      ------
            Net income                           2.1%       13.0%
                                              ======      ======

     Business Combinations -- During the first quarter of fiscal 2001, we acquired Orca, for a purchase price of $50.0 million, including common stock, assumed options and cash, with an obligation to provide 264,497 shares of common stock, if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities. The acquisition was accounted for as a purchase. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to existing workforce and goodwill are being amortized on a straight-line basis over three- and five-year periods, respectively. Approximately $26.7 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

     Pro forma results of operations have not been presented since the effects of the acquisition were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

     Net Sales -- Net sales increased by 123.8% to $231.2 million for the three-month period ended July 28, 2000, from $103.3 million for the three-month period ended July 30, 1999. Net sales growth was across all geographies, products and markets. This increase in net sales was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include:

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

     - expansion of our sales organization to 704 as of July 28, 2000 from 344 as of July 30, 1999; and

     - increased sales through indirect channels, representing 26.6% and 32.5% of total sales for the first quarter of fiscal 2001 and 2000, respectively, including sales through our OEM partners.

     Net sales growth was also positively impacted by:

     - a higher average selling price due to the introduction of new software features: SnapMirror, SnapRestore(TM) and SnapManager(TM) for Microsoft(R) Exchange and Cluster Failover, supporting mission-critical applications;

     -    the increase in storage capacity;

     -    increased add-on software revenue from multi-protocol solutions; and

     - higher software subscription and service revenues to support a growing installed base.

     Overall net sales growth was partially offset by:

     - declining average selling price of the F700 and caching product family due to competitive pricing pressure; and

     -    declining unit sales of our older product family.

     International net sales (including United States exports) grew by 157.3% for the three-month period ended July 28, 2000, as compared to the comparable period of the prior fiscal year. International net sales were $73.1 million, or 31.6% of total net sales, for the three-month period ended July 28, 2000. The increase in international sales for the three-month period ended July 28, 2000, was primarily a result of European and Asia Pacific net sales growth, due to increased headcount in the direct sales force, increased indirect channel sales, increased shipments of filers, Cluster Failover solutions, NetCache appliances and increased sales of add-on software licenses as compared to the corresponding period of the prior fiscal year. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

     We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

     Gross Margin -- Gross margin increased to 61.3% for the three-month period ended July 28, 2000 from 58.8% for the three-month period ended July 30, 1999.

     Gross margin was favorably impacted by:

     -    increased licensing of add-on software options such as:
          multi-protocol, Cluster Failover, SnapMirror, SnapRestore and SnapManager;

     - growth in software subscriptions due primarily to a larger installed base;

     -    lower costs of key components;

     -    the increase in product volume; and

     -    increased manufacturing efficiencies.

     Gross margin was negatively impacted by sales price reductions on storage products due to competitive pricing pressure from other storage vendors and increased investments in customer service personnel in areas such as logistics and professional services.

     Our gross margin has been and may continue to be affected by a variety of factors, including:

     -    competition;

     -    product configuration;

     -    direct versus indirect sales;

     -    the mix of software as a percentage of revenue;

     -    the mix and average selling prices of products;

     -    new product introductions and enhancements; and

     -    the cost of components and manufacturing labor.

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 138.3% to $64.1 million for the three-month period ended July 28, 2000 from $26.9 million for the three-month period ended July 30, 1999. These expenses were 27.7% and 26.0% of net sales for the three-month periods ended July 28, 2000 and July 30, 1999, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion, increased headcount growth of our sales and customer service organizations, expansion of various marketing and industry initiatives and increased commission expenses. Sales and marketing headcount increased to 916 at July 28, 2000 from 451 at July 30, 1999. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 111.3% to $23.7 million for the three-month period ended July 28, 2000 from $11.2 million for the three-month period ended July 30, 1999. These expenses represented 10.3% and 10.9% of net sales, respectively, for the three-month periods ended July 28, 2000 and July 30, 1999. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies. Research and development headcount increased to 381 at July 28, 2000 from 215 at July 30, 1999. In the first quarter of fiscal 2001, we shipped the NetCache C1100, our low-end content delivery product designed for enterprise customers and Internet Service Providers. We also announced a new release of Data ONTAP(TM) software that offers expanded storage capacity, increased memory-accessing efficiencies, quicker Snapshot(TM) creation, improved mirroring performance and additional reliability. In fiscal 2000, we shipped new enterprise software offerings and data management tools with SnapManager for Microsoft Exchange and ApplianceWatch(TM). We also introduced new caching products which included NetCache software release 4.0 and NetCache 4.1, adding streaming media support for MMS/RTSP protocols, Microsoft(R) Windows Media(TM) , Apple(R) Quicktime(TM), delivering live broadcasting on the Internet. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase in absolute dollars. For the three-month periods ended July 28, 2000 and July 30, 1999, no software development costs were capitalized.

     General and Administrative -- General and administrative expenses increased 138.5% to $9.0 million for the three-month period ended July 28, 2000, from $3.8 million for the three-month period ended July 30, 1999. These expenses represented 3.9% and 3.7% of net sales for the three-month periods ended for such periods. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to implement enterprise-wide management information systems, increases in professional services, consulting fees and outside service fees. General and administrative headcount increased to 181 at July 28, 2000 from 92 at July 30, 1999. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

     Amortization of Intangible Assets -- Amortization of intangible assets represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of July 28, 2000, including goodwill, are being amortized over the estimated useful life of three to five-year periods. We assess the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations in the first quarter of fiscal 2001 was approximately $0.7 million.

     In-process Research and Development -- We incurred in-process research and development charges of approximately $26.7 million in the first quarter of fiscal 2001 related to the acquisition of Orca. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations, because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from 264,497 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition.

     We believe we could utilize the Orca acquisition to develop the first virtual interface-based (VI) next generation of network attached storage systems. We are leveraging VI architecture to develop the Direct File Access System (DAFS) protocol. DAFS enables block data transfers straight from the file server, allowing clusters of application servers in heterogeneous environments to share data from the memory of one system to the memory of another without involving general-purpose operating systems, thereby improving CPU utilization and speeding up data access. We expect to continue the development of products using this protocol and believe that there is a reasonable chance of successfully completing such development efforts by the middle of year 2001. However, there is risk associated with the completion of the in-process project and there can be no assurance that such project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations or gain market acceptance.

     Total Other Income, net -- Total other income, net, was $4.4 million and $2.1 million for the three-month periods ended July 28, 2000 and July 30, 1999, respectively. The increase was due primarily to cash generated from operations, net proceeds from stock option exercises and interest income earned on the net proceeds from the March 1999 follow-on public offering.

     Provision for Income Taxes -- Our estimated effective tax rate for the three-month period ended July 28, 2000 was 34.5%, excluding the effect of the write-off of acquired in-process research and development of $26.7 million, which is not deductible for income tax purposes. The effective tax rate for the three-month period ended July 30, 1999 was 35.5%. The effective tax rates differed from the U.S. statutory rate primarily due to state taxes, credits and tax exempt interest.

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

     -    seasonality; and

     -    general economic trends.

     In addition, sales for any future quarter may vary and accordingly be inconsistent with our plans. We generally operate with limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Product sales are difficult to forecast because the network attached storage market is rapidly evolving and our sales cycle varies substantially from customer to customer.

     Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely decrease.

     We conduct business internationally. For the three-month period ended July 28, 2000, approximately 31.6% of our net sales were to international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

     We believe that continued growth and profitability will require successful expansion of our international operations and sales and therefore we have committed significant resources to such expansion. In order to successfully expand international sales in fiscal 2001 and subsequent periods, we must strengthen foreign operations, hire additional personnel and recruit additional international distributors and resellers. This will require significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our growth, if any, in international sales will be limited, and our operating results could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 28, 2000, as compared to the April 30, 2000 balances, our cash, cash equivalents and short-term investments increased by $83.5 million to $437.0 million. Working capital increased by $62.2 million to $481.8 million. The increase was also a result of unrealized gain on a publicly held investment. We generated cash from operating activities totaling $63.8 million and $17.3 million for the three-month periods ended July 28, 2000 and July 30, 1999, respectively. Net cash provided by operating activities for the three-month period ended July 28, 2000 was principally related to net income of $5.0 million, increases in accounts payable, income taxes payable, deferred revenue and other accrued liabilities, decreases in prepaid expenses and other, coupled with depreciation and amortization, in-process research and development, partially offset by increases in accounts receivable, inventories and deferred income taxes and decreases in accrued compensation and related benefits.

     We used $21.0 million and $8.3 million of cash during the three-month periods ended July 28, 2000 and July 30, 1999, respectively, for capital expenditures. The increase was primarily attributed to upgrades of software and computer equipment purchases and furniture and fixtures for the Sunnyvale headquarters facility. We have used $6.6 million and $10.1 million during the three-month periods ended July 28, 2000 and July 30, 1999, respectively, for net short-term investments. In June 2000, we acquired Orca for a purchase price of approximately $50.0 million, including common stock, contingently issuable common stock, assumed options, cash payments of $2.0 million and related transaction costs. Investing activities in the three-month period ended July 28, 2000 also included an equity investment of $1.0 million, recorded at cost, which approximated fair market value.

     Financing activities provided $19.7 million and $7.3 million during the three-month periods ended July 28, 2000 and July 30, 1999, respectively. The increase in cash provided by financing activities for the three-month period ended July 28, 2000, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan.

     Excluding the commitments related to operating lease arrangements for various properties in our Sunnyvale headquarters, which aggregate $245.0 million, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under our $5.0 million line of credit, are sufficient to fund our operations for at least the next twelve months.

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

Market Interest Risk

     Short-term Investments - As of July 28, 2000, we had short-term investments of $105.2 million. Our investment portfolio consists of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 28, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

     Our investment portfolio also includes common stock holdings in a certain publicly held technology company. We are exposed to fluctuations in the market price of our equity investment in this company. At the same time, we are precluded from selling the value of any of our holdings until December 2000, due to the typical 180 day lockup provision. As a result of these factors, the amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the current unrealized amount.

     Operating Lease Commitments - As of July 28, 2000, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. A hypothetical 10 percent increase in interest rates would increase our annual rent expense under operating lease commitments by approximately $2.0 million. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. Our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate.

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

     The following table provides information about our foreign exchange forward contracts outstanding on July 28, 2000, (in thousands):


                BUY/                  FOREIGN         CONTRACT VALUE      FAIR VALUE
CURRENCY        SELL              CURRENCY AMOUNT           USD             IN USD
--------        ----              ---------------     --------------      ------------
EUR             Sell                46,218              $50,125             $50,183
EUR             Buy                 89,681              $96,511             $97,373
GBP             Sell                21,987              $35,344             $35,804
GBP             Buy                 15,597              $25,262             $25,398
CHF             Sell                14,987              $ 9,644             $ 9,644
CHF             Buy                  4,684              $ 3,015             $ 3,014


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS


          27   Financial Data Schedule


     (b) REPORTS ON FORM 8-K

     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETWORK APPLIANCE INC.
                                         (Registrant)

                                               /s/ JEFFRY R. ALLEN
                                        ----------------------------------------
                                                   Jeffry R. Allen
                                        Executive Vice President Finance
                                          and Operations,
                                        Chief Financial Officer and Secretary


Date: September 11, 2000

                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
     27             Financial Data Schedule