Form 10-Q
period 2000-10-27
NETWORK APPLIANCE INC
filed 2000-12-11
CIK 1002047

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-27130

                             NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        CALIFORNIA                                             77-0307520
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (IRS EMPLOYER IDENTIFICATION NO.)


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

   Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                            OUTSTANDING AT
    CLASS                   OCTOBER 27, 2000
    -----                   ----------------
Common Stock.............        320,844,719


================================================================================

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                                --------
                             PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of October 27, 2000 and April 30, 2000            2
          Condensed Consolidated Statements of Income for the three and six-month periods
            ended October 27, 2000 and October 29, 1999                                              3
          Condensed Consolidated Statements of Cash Flows for the six-month periods ended
            October 27, 2000 and October 29, 1999                                                    4
          Notes to Condensed Consolidated Financial Statements                                       5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        9
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  15

                               PART II--OTHER INFORMATION

Item 1. Legal Proceedings                                                                           17
Item 2. Changes in Securities                                                                       17
Item 3. Defaults Upon Senior Securities                                                             17
Item 4. Submission of Matters to Vote of Securityholders                                            17
Item 5. Other Information                                                                           17
Item 6. Exhibits and Reports on Form 8-K                                                            17
SIGNATURE                                                                                           18

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       OCTOBER 27,      APRIL 30,
                                                           2000           2000
                                                       -----------    -----------
                                                       (UNAUDITED)        **
                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                         $ 305,831      $ 279,014
     Short-term investments                              142,244         74,477
     Accounts receivable, net                            161,917        108,902
     Inventories                                          22,867         20,434
     Prepaid expenses and other assets                    21,955         27,958
     Deferred income taxes                                25,477         22,215
                                                       ---------      ---------
         Total current assets                            680,291        533,000
RESTRICTED CASH                                           63,150             --
PROPERTY AND EQUIPMENT, NET                               81,595         47,949
INTANGIBLE ASSETS, NET                                    22,636            389
OTHER ASSETS                                               9,681         10,895
                                                       ---------      ---------
                                                       $ 857,353      $ 592,233
                                                       =========      =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $  58,523      $  34,061
     Accrued compensation and related benefits            66,025         34,902
     Other accrued liabilities                            35,015         21,288
     Deferred revenue                                     45,913         23,182
                                                       ---------      ---------
         Total current liabilities                       205,476        113,433
LONG-TERM OBLIGATIONS                                         52             54
                                                       ---------      ---------
                                                         205,528        113,487
                                                       ---------      ---------
SHAREHOLDERS' EQUITY:
     Common stock                                        480,861        351,519
     Retained earnings                                   170,082        129,746
     Cumulative other comprehensive income (loss)            882         (2,519)
                                                       ---------      ---------
         Total shareholders' equity                      651,825        478,746
                                                       ---------      ---------
                                                       $ 857,353      $ 592,233
                                                       =========      =========

** Derived from audited consolidated financial statements.


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                               --------------------------     --------------------------
                                               OCTOBER 27,    OCTOBER 29,     OCTOBER 27,    OCTOBER 29,
                                                   2000          1999            2000           1999
                                               -----------    -----------     -----------    -----------
NET SALES                                       $ 260,777      $ 124,712       $ 491,936      $ 227,991
COST OF SALES                                      99,314         51,516         188,771         94,055
                                                ---------      ---------       ---------      ---------
       Gross Margin                               161,463         73,196         303,165        133,936
                                                ---------      ---------       ---------      ---------
OPERATING EXPENSES:
       Sales and marketing                         72,445         32,548         136,504         59,432
       Research and development                    28,357         13,462          52,062         24,682
       General and administrative                  10,244          4,437          19,229          8,205
       Amortization of intangible assets            1,273             50           1,939            100
       In-process research and development             --             --          26,688             --
                                                ---------      ---------       ---------      ---------
          Total operating expenses                112,319         50,497         236,422         92,419
                                                ---------      ---------       ---------      ---------
INCOME FROM OPERATIONS                             49,144         22,699          66,743         41,517
                                                ---------      ---------       ---------      ---------
OTHER INCOME (EXPENSE):
       Interest income                              5,309          2,537           9,573          4,643
       Other income (expense), net                    202           (356)            318           (399)
                                                ---------      ---------       ---------      ---------
          Total other income, net                   5,511          2,181           9,891          4,244
                                                ---------      ---------       ---------      ---------
INCOME BEFORE INCOME TAXES                         54,655         24,880          76,634         45,761
PROVISION FOR INCOME TAXES                         19,295          8,832          36,298         16,245
                                                ---------      ---------       ---------      ---------
NET INCOME                                      $  35,360      $  16,048       $  40,336      $  29,516
                                                =========      =========       =========      =========
NET INCOME PER SHARE(1):
       Basic                                    $    0.11      $    0.05       $    0.13      $    0.10
                                                =========      =========       =========      =========
       Diluted                                  $    0.10      $    0.05       $    0.11      $    0.09
                                                =========      =========       =========      =========
SHARES USED IN PER SHARE CALCULATIONS(1):
       Basic                                      318,223        296,488         315,891        294,432
                                                =========      =========       =========      =========
       Diluted                                    364,035        337,968         361,906        335,332
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

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                 -----------------------------------
                                                                 OCTOBER 27, 2000   OCTOBER 29, 1999
                                                                 ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  40,336       $  29,516
   Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                                    13,466           5,871
       In-process research and development                              26,688              --
       Amortization of intangibles                                       1,939              --
       Provision for doubtful accounts                                     813             723
       Deferred income taxes                                            (6,356)        (10,000)
       Deferred rent                                                        (2)            (40)
       Changes in assets and liabilities:
         Accounts receivable                                           (53,968)        (22,294)
         Inventories                                                   (10,735)         (3,900)
         Prepaid expenses and other assets                               2,696             871
         Accounts payable                                               24,431          12,232
         Income taxes payable                                           44,960          23,752
         Accrued compensation and related benefits                      24,577           3,798
         Other accrued liabilities                                      16,269             978
         Deferred revenue                                               22,574           1,749
                                                                     ---------       ---------
            Net cash provided by operating activities                  147,688          43,256
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                (125,894)        (51,673)
   Redemptions of short-term investments                                70,829           5,800
   Purchases of property and equipment                                 (39,386)        (13,164)
   Purchase of equity investment                                        (1,000)             --
   Purchase of Orca Systems, net of cash acquired                       (2,161)             --
   Payment/refund of deposits, net                                          --            (170)
                                                                     ---------       ---------
            Net cash used in investing activities                      (97,612)        (59,207)
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                              39,891          15,495
   Restricted cash                                                     (63,150)             --
                                                                     ---------       ---------
            Net cash provided by (used in) financing activities        (23,259)         15,495
                                                                     ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               26,817            (456)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                 279,014         221,284
                                                                     ---------       ---------
   End of period                                                     $ 305,831       $ 220,828
                                                                     =========       =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit from employee stock transactions               $  41,000       $  24,400
   Common stock issued and options assumed for Orca acquisition      $  47,579       $      --
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid net of refund                                   $  (3,946)      $   1,407


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three and six-month periods ended October 27, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2000 and the risk factors as set forth in our Annual Report on Form 10-K, including, without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions and dilution.

2. FISCAL PERIODS

        We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2001 is a 52-week year. Fiscal 2000 was a 52-week year. The quarter ended October 27, 2000 includes 13 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year. The six-months ended October 27, 2000 includes 26 weeks of activity, compared to 26 weeks of activity for the corresponding period of the prior fiscal year.

3. INVENTORIES

        Inventories consist of the following:


                         OCTOBER 27,   APRIL 30,
                            2000         2000
                         -----------   ---------
                             (IN THOUSANDS)
Purchased components      $10,384      $ 9,230
Work in process             2,769          646
Finished goods              9,714       10,558
                          -------      -------
                          $22,867      $20,434
                          =======      =======

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. NET INCOME PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       OCTOBER 27,    OCTOBER 29,      OCTOBER 27,     OCTOBER 29,
                                                          2000           1999             2000            1999
                                                       -----------    -----------      -----------     -----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NET INCOME (NUMERATOR):
    Net income, basic and diluted                      $  35,360       $  16,048       $  40,336       $  29,516
                                                       =========       =========       =========       =========
SHARES (DENOMINATOR):
    Weighted average common shares outstanding           318,520         296,680         316,135         294,652
    Weighted average common shares outstanding
      subject to repurchase                                 (297)           (192)           (245)           (220)
                                                       ---------       ---------       ---------       ---------
    Shares used in basic computation                     318,223         296,488         315,890         294,432
    Weighted average common shares outstanding
      subject to repurchase                                  297             192             245             220
    Common shares issuable upon exercise of stock
      options                                             45,515          41,288          45,771          40,680
                                                       ---------       ---------       ---------       ---------
    Shares used in diluted computation                   364,035         337,968         361,906         335,332
                                                       =========       =========       =========       =========
NET INCOME PER SHARE:

    Basic                                              $    0.11       $    0.05       $    0.13       $    0.10
                                                       =========       =========       =========       =========
    Diluted                                            $    0.10       $    0.05       $    0.11       $    0.09
                                                       =========       =========       =========       =========


5.  COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax, are as follows:

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                OCTOBER 27,    OCTOBER 29,    OCTOBER 27,    OCTOBER 29,
                                                   2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
    (IN THOUSANDS)

Net income                                       $ 35,360       $ 16,048       $ 40,336       $ 29,516
Foreign currency translation adjustment            (1,556)          (190)        (1,392)            74
Unrealized gain on investments                     (6,674)            --          4,793             --
                                                 --------       --------       --------       --------
Comprehensive income                             $ 27,130       $ 15,858       $ 43,737       $ 29,590
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

7. COMMITMENTS

        During the second quarter of fiscal 2001, we have entered into a $126.0 million operating lease which replaced the existing $62.0 million operating lease, to develop 363,500 square feet of buildings in our Sunnyvale headquarters facility. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $126.0 million, or arrange for the sale of the property to a third party for at least $126.0 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $113.8 million. Restricted cash, classified as non-current assets collateralizing this lease was $63.2 million at October 27, 2000.

        Including the aforementioned lease, we have commitments related to operating lease arrangements, under which we have an option to purchase the Sunnyvale headquarters properties for an aggregate of $309.0 million, or arrange for the sale of the properties to a third party for at least the option price with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold, we will be obligated for additional lease payments of approximately $276.6 million.

        The lease payments under the $126.0 million operating lease, collateralized by restricted securities, will vary based on the London Interbank Offered Rate (LIBOR) plus a spread (6.9% at October 27, 2000). All of the remaining operating leases require monthly payments, which vary, based on LIBOR plus a spread (8.1% at October 27, 2000).

        The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of October 27, 2000.

8. ACQUISITION

         In June 2000, we completed the acquisition of Orca Systems, Inc.
(Orca), a developer of high performance Virtual Interface (VI) Architecture software for UNIX(R) and Windows NT(R) enterprise-class systems, based in Waltham, Massachusetts. The acquisition fits with our strategy of developing highly available and reliable intelligent storage solutions that improve the performance of today's Internet and enterprise applications and strengthen our ability to develop next generation storage networking architectures and protocols. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired Orca for $50.0 million in common stock, assumed options and cash, with an obligation to provide 264,497 shares of common stock (valued at $22.5 million based on our closing stock price on October 27, 2000), if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities.

        The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from 264,497 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition. Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through October 27, 2000.

         The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):


Total Purchase Price:                                     Amortization Period
                                                             (Years)
                                                          ---------------
Total cash consideration                $ 2,000
Shares issued                            23,526
Value of options assumed                 24,053
Transaction costs                           458
                                        -------
                                        $50,037
                                        =======
Purchase Price Allocation:

Tangible assets                         $   353
Intangible assets:
              Existing Workforce            423                 3
              Goodwill                   24,101                 5
In-process R&D                           26,688              Expensed
Tangible liabilities                     (1,359)
Deferred tax liabilities                   (169)
                                        -------
                                        $50,037
                                        =======


        Pro forma results of operations have not been presented since the effects of the acquisition were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

9. SUBSEQUENT EVENT

         In September 2000, we entered into a definitive agreement to acquire privately-held WebManage Technologies, Inc. ("WebManage"), a developer of content management, distribution, and analysis software solutions. In November 2000, under terms of the agreement, we have completed the acquisition of WebManage for approximately $75.0 million in common stock, assumed options, and cash. The acquisition will be accounted for using the purchase method of accounting.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                           -------------------------   -------------------------
                                           OCTOBER 27,   OCTOBER 29,   OCTOBER 27,   OCTOBER 29,
                                               2000         1999          2000          1999
                                           -----------   -----------   -----------   -----------
Net sales                                     100.0 %       100.0 %       100.0 %       100.0 %
Cost of sales                                  38.1          41.3          38.4          41.3
                                              -----         -----         -----         -----
            Gross margin                       61.9          58.7          61.6          58.7
                                              -----         -----         -----         -----
Operating expenses:
     Sales and marketing                       27.8          26.1          27.8          26.1
     Research and development                  10.8          10.8          10.5          10.8
     General and administrative                 3.9           3.6           3.9           3.6
     Amortization of intangible assets          0.5            --           0.4            --
     In-process research and development         --            --           5.4            --
                                              -----         -----         -----         -----
            Total operating expenses           43.0          40.5          48.0          40.5
                                              -----         -----         -----         -----
Income from operations                         18.9          18.2          13.6          18.2
Total other income, net                         2.1           1.8           2.0           1.9
                                              -----         -----         -----         -----
Income before income taxes                     21.0          20.0          15.6          20.1
Provision for income taxes                      7.4           7.1           7.4           7.1
                                              -----         -----         -----         -----
            Net income                         13.6 %        12.9 %         8.2 %        13.0 %
                                              =====         =====         =====         =====


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

         Net Sales -- Net sales increased by 109.1% to $260.8 million for the three-month period ended October 27, 2000, from $124.7 million for the three-month period ended October 29, 1999. Net sales increased by 115.8% to $491.9 million for the six-months ended October 27, 2000, from $228.0 million for the six-months ended October 29, 1999. Net sales growth was across all geographies, products and markets. This increase in net sales was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include:

        - strong demand for our F700 filers utilizing primarily fibre-channel connectivity;

        -   introduction of our new higher capacity F840 filer product;

        - increased worldwide demand for our NetCache(TM) solutions, a content delivery network solution, including capabilities for providing video-on-demand and content management across the Internet and Intranet;

        - increased worldwide shipment of NetApp(R) Cluster Failover solutions, which require another filer to take over in the event of a hardware failure;

        - increased demand for the SnapMirror(TM) software option, which requires multiple filers to provide remote mirroring of data for quick disaster recovery and backup at remote sites;

        - expansion of our sales organization to 806 as of October 27, 2000 from 393 as of October 29, 1999; and

        - increased sales through indirect channels, including sales through our OEM partners, representing 25.7% and 26.1% of total net sales for the three and six-month periods ended October 27, 2000, respectively, as compared to 32.5% and 31.5% of total net sales for three and six-month periods ended October 29, 1999, respectively.

        Net sales growth was also positively impacted by:

        - a higher average selling price due to the introduction of software features: SnapMirror, SnapRestore(TM) and SnapManager(TM) for Microsoft(R) Exchange and Cluster Failover, supporting mission-critical applications;

        -   a higher average selling price of our new high-end F840 filer;

        -   the increase in storage capacity;

        -   increased add-on software revenue from Multi-Protocol solutions; and

        - higher software subscription and service revenues to support a growing installed base.

        Overall net sales growth was partially offset by:

        - declining average selling price of the F700 filers and caching products due to competitive pricing; and

        -   declining unit sales of our older product family.

        International net sales (including United States exports) grew by 146.5% and 151.4% for the three and six-month periods ended October 27, 2000, as compared to the comparable period of the prior fiscal year. International net sales were $84.4 million, or 32.4% of total net sales, and $157.5 million, or 32.0% of total net sales, for the three and six-month periods ended October 27, 2000. The increase in international sales for the three and six-month periods ended October 27, 2000, was primarily a result of European and Asia Pacific net sales growth, due to increased headcount in the direct sales force, increased indirect channel sales, increased shipments of filers, Cluster Failover solutions, NetCache appliances and increased sales of add-on software licenses, as compared to the corresponding periods of the prior fiscal year. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

        We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

        Gross Margin -- Gross margin increased to 61.9% for the three-month period ended October 27, 2000 from 58.7% for the three-month period ended October 29, 1999. Gross margin increased to 61.6% for the six-month period ended October 27, 2000 from 58.7% for the six-month period ended October 29, 1999.

        Gross margin was favorably impacted by:

        ~ increased licensing of add-on software options such as Multi-Protocol, Cluster Failover, SnapMirror, SnapRestore and SnapManager;

        ~ growth in software subscriptions due primarily to a larger installed base;

        ~   lower costs of key components;

        ~   the increase in product volume;

        ~   increased manufacturing efficiencies; and

        ~ a mix shift to high-end F840 systems sold as diskless upgrades, carrying higher margin than configured systems.

        Gross margin was negatively impacted by sales price reductions on storage products due to competitive pricing pressure from other storage vendors and increased investments in customer service.

        Our gross margin has been and may continue to be affected by a variety of factors, including:

        ~   competition;

        ~   product configuration;

        ~   direct versus indirect sales;

        ~   the mix of software as a percentage of revenue;

        ~   the mix and average selling prices of products;

        ~   new product introductions and enhancements; and

        ~   the cost of components, manufacturing labor and quality.

         Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 122.6% to $72.4 million for the three-month period ended October 27, 2000 from $32.5 million for the three-month period ended October 29, 1999. Sales and marketing expenses increased 129.7% to $136.5 million for the six-month period ended October 27, 2000 from $59.4 million for the six-month period ended October 29, 1999. These expenses were both 27.8% and 26.1% of net sales for the three and six-month periods ended October 27, 2000 and October 29, 1999, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and customer service organizations, expansion of various marketing and industry initiatives and increased commission expenses. Sales and marketing headcount increased to 1,052 at October 27, 2000 from 524 at October 29, 1999. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness.

        Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 110.6% to $28.4 million for the three-month period ended October 27, 2000 from $13.5 million for the three-month period ended October 29, 1999. These expenses represented 10.8% of net sales, for both the three-month periods ended October 27, 2000 and October 29, 1999. For the six-month periods, research and development expenses increased 110.9% to $52.1 million in fiscal 2001 from $24.7 million in fiscal 2000, and represented 10.5% and 10.8% of net sales, respectively, for those periods. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies. Research and development headcount increased to 444 at October 27, 2000 from 233 at October 29, 1999.

         In the second quarter of fiscal 2001, we began shipping the F840 high-end filer platform and Data ONTAP(TM) 6.0. The new products allow the company to offer increased capacity in a single filer, up to 6 terabytes and 12 terabytes in a cluster failover F840c, configuration. Additionally, we enhanced our NetCache solution to allow enterprises and service providers the ability to efficiently manage, store, and deliver rich content across the network. The new

NetCache high-performance content delivery platforms are comprised of two new content delivery appliances and software. The C6100 is the high-end content delivery appliance for back-end enterprise or content delivery network deployment and the low-profile C1105 is designed for remote offices around the globe, both of which support the new NetCache 5.0 software. The NetCache platform with NetCache 5.0 software offers live and video-on-demand capability. We also announced two new content management software offerings from the recent WebManage acquisition, ContentReporter(TM) and ContentDirector(TM), delivering an integrated solution for powerful tracking, analysis and content distribution across the network. In the first quarter of fiscal 2001, we began shipping the NetCache C1100, our low-end content delivery product designed for enterprise customers and Internet Service Providers.

         In fiscal 2000, we began shipping new enterprise software offerings and data management tools with SnapManager for Microsoft Exchange 1.0 and ApplianceWatch(TM). We also introduced new caching products which included NetCache software release 4.0 and NetCache 4.1, adding streaming media support for MMS/RTSP protocols, Microsoft(R) Windows Media(TM), and Apple(R) Quicktime(TM), delivering live broadcasting on the Internet.

        We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase in absolute dollars. For the three and six-month periods ended October 27, 2000 and October 29, 1999, no software development costs were capitalized.

        General and Administrative -- General and administrative expenses increased 130.9% to $10.2 million for the three-month period ended October 27, 2000, from $4.4 million for the three-month period ended October 29, 1999. These expenses represented 3.9% and 3.6% of net sales for the three-month periods ended for such periods. For the six-month periods, general and administrative expenses increased 134.4% to $19.2 million in fiscal 2001 from $8.2 million in fiscal 2000 and represented 3.9% and 3.6% of net sales, respectively, for those periods. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to enhance enterprise-wide management information systems and increased professional service fees. General and administrative headcount increased to 204 at October 27, 2000 from 105 at October 29, 1999. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

         Amortization of Intangible Assets -- Amortization of intangible assets represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of October 27, 2000, including goodwill, are being amortized over the estimated useful life of three to five-year periods. We assess the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations was $1.3 million and $1.9 million, respectively, for the three and six-month periods ended October 27, 2000.

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

        We believe we could utilize the Orca acquisition to develop the first virtual interface-based (VI) next generation of network attached storage systems. We are leveraging VI architecture to develop the Direct File Access System (DAFS) protocol. DAFS enables block data transfers straight from the file server, allowing clusters of application servers in heterogeneous environments to share data from the memory of one system to the memory of another without involving general-purpose operating systems, thereby improving CPU utilization and speeding up data access. We expect to continue the development of products using this protocol and believe that there is a reasonable chance of successfully completing such development efforts by approximately the middle of year 2001. However, there is risk associated with the completion of the in-process project and there can be no assurance that such project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations or gain market acceptance.

        Total Other Income, net -- Total other income, net, was $5.5 million and $2.2 million for the three-month periods ended October 27, 2000 and October 29, 1999, respectively. During the six-month period ended October 27, 2000, total other income, net, was $9.9 million, as compared to $4.2 million in the corresponding period of the prior year. The increase in interest income was primarily due to increased cash and short-term investments generated from operations, net proceeds from stock option exercises and net proceeds from the March 1999 follow-on public offering.

        Provision for Income Taxes -- Our estimated effective tax rate for the three and six-month periods ended October 27, 2000 was 34.5%, excluding the effect of the write-off of acquired in-process research and development of $26.7 million, which is not deductible for income tax purposes. The effective tax rate for the three and six-month periods ended October 29, 1999 was 35.5%. The effective tax rates differed from the U.S. statutory rate primarily due to state taxes, credits and tax exempt interest.

CERTAIN RISK FACTORS

        Although we have experienced significant revenue growth in recent periods, this growth may not be indicative of our future operating results. As a result, we believe that period-to-period comparisons of our results of operation are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following:

        ~   the level of competition in our target product markets;

        ~   the size, timing, and cancellation of significant orders;

        ~   product configuration and mix;

        ~   market acceptance of new products and product enhancements;

        ~   new product announcements or introductions by us or our competitors;

        ~ deferrals of customer orders in anticipation of new products or product enhancements;

        ~   changes in pricing by us or our competitors;

        ~ our ability to timely develop, introduce and market new products and enhancements;

        ~   supply constraints;

        ~   technological changes in our target product markets;

        ~ the levels of expenditure on research and development and expansion of our sales and marketing programs;

        ~   seasonality; and

        ~   general economic trends.

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

        We conduct business internationally. International sales (including U.S. exports) were approximately 32.4% and 32.0% of total net sales for the three and six-month periods ended October 27, 2000, respectively. Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of October 27, 2000, as compared to the April 30, 2000 balances, our cash, cash equivalents and short-term investments increased by $94.6 million to $448.1 million. Working capital increased by $55.2 million to $474.8 million. The increase was a result of unrealized gain on a publicly held investment. We generated cash from operating activities totaling $147.7 million and $43.3 million for the six-month periods ended October 27, 2000 and October 29, 1999, respectively. Net cash provided by operating activities for the six-month period ended October 27, 2000 was principally related to net income of $40.3 million, increases in accounts payable, income taxes payable, accrued compensation and related benefits, deferred revenue and other accrued liabilities, decreases in prepaid expenses and other, coupled with depreciation and amortization, in-process research and development, partially offset by increases in accounts receivable, inventories and deferred income taxes.

         We used $39.4 million and $13.2 million of cash during the six-month periods ended October 27, 2000 and October 29, 1999, respectively, for capital expenditures. The increase was primarily attributed to upgrades of software and computer equipment purchases and furniture and fixtures for the Sunnyvale headquarters facility. We have used $55.1 million and $45.9 million during the six-month periods ended October 27, 2000 and October 29, 1999, respectively, for net short-term investments. In June 2000, we acquired Orca for a purchase price of approximately $50.0 million, including common stock, contingently issuable common stock, assumed options, cash payments of $2.0 million and related transaction costs. Investing activities in the six-month period ended October 27, 2000 also included an equity investment of $1.0 million, recorded at cost, which approximated fair market value.

        We have used $23.3 million during the six-month period ended October 27, 2000 for financing activities and received $15.5 million for the corresponding period of the prior fiscal year. The increase in cash provided by sales of common stock for the six-month period ended October 27, 2000, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan. Offsetting this increase for the six-month period ended October 27, 2000 was restricted cash of $63.2 million used to collateralize the $126.0 million operating lease. See Note 7 to the Notes to the Condensed Consolidated Financial Statements.

        Excluding the commitments related to operating lease arrangements for various properties in our Sunnyvale headquarters, which aggregate $309.0 million, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under our $5.0 million line of credit, are sufficient to fund our operations for at least the next twelve months.

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

Market Interest Risk

        Short-term Investments - As of October 27, 2000, we had short-term investments of $142.2 million. Our investment portfolio consists of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 27, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

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

        Operating Lease Commitments - As of October 27, 2000, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. A hypothetical 10 percent increase in interest rates would increase our annual rent expense under operating lease commitments by approximately $2.4 million. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. Our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate. Moreover, the $126.0 million operating lease is collateralized with investments that have similar, and thus offsetting, interest rate characteristics.

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

        The following table provides information about our foreign exchange forward contracts outstanding on October 27, 2000, (in thousands):

               BUY/          FOREIGN         CONTRACT VALUE      FAIR VALUE
CURRENCY       SELL      CURRENCY AMOUNT          USD              IN USD
-----------------------------------------------------------------------------
AUD            Sell           6,711                $3,565           $3,497
AUD            Buy            2,771                $1,444           $1,444
CHF            Sell          18,665               $12,261          $12,256
CHF            Buy           11,641                $7,665           $7,644
GBP            Sell          31,233               $52,886          $53,942
GBP            Buy           17,848               $29,820          $29,749
EUR            Sell          57,248               $68,592          $68,924
EUR            Buy          104,493              $123,285         $127,008

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None

ITEM 2. CHANGES IN SECURITIES

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

         10.67 Closing Certificate (Phase IV) and Agreement, dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.68 Construction Management Agreement (Phase IV), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.69 Purchase Agreement (Phase IV - Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.70 Pledge Agreement (Phase IV - Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.71 Lease Agreement (Phase IV - Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.72 Purchase Agreement (Phase IV - Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.73 Pledge Agreement (Phase IV - Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.74 Lease Agreement (Phase IV - Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         27       Financial Data Schedule


    (b) REPORTS ON FORM 8-K

       None

                                    SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NETWORK APPLIANCE INC.
                                           (Registrant)

                                             /s/    JEFFRY R. ALLEN
                                           -------------------------------------
                                                    Jeffry R. Allen
                                           Executive Vice President Finance and
                                           Operations, Chief Financial Officer
                                           and Secretary


Date: December 11, 2000

       EXHIBIT                          EXHIBIT INDEX
       NUMBER                            DESCRIPTION
         10.67       Closing Certificate (Phase IV) and Agreement, dated October 2,
                     2000, by and between BNP Leasing Corporation and the Company

         10.68       Construction Management Agreement (Phase IV), dated October 2,
                     2000, by and between BNP Leasing Corporation and the Company

         10.69 Purchase Agreement (Phase IV - Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.70 Pledge Agreement (Phase IV - Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

         10.71 Lease Agreement (Phase IV - Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company


         10.72       Purchase Agreement (Phase IV - Improvements), dated October 2,
                     2000, by and between BNP Leasing Corporation and the Company

         10.73       Pledge Agreement (Phase IV - Improvements), dated October 2,
                     2000, by and between BNP Leasing Corporation and the Company

         10.74       Lease Agreement (Phase IV - Improvements), dated October 2,
                     2000, by and between BNP Leasing Corporation and the Company

         27          Financial Data Schedule