Form 10-Q
period 2001-01-26
NETWORK APPLIANCE INC
filed 2001-03-12
CIK 1002047

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2001

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

      Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                        CLASS                   JANUARY 26, 2001
                        -----                   ----------------
               Common Stock.............          325,541,431


================================================================================

                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
                                  PART I -- FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of January 26, 2001 and April 30, 2000         2

           Condensed Consolidated Statements of Income for the three and nine-month
             periods ended January 26, 2001 and January 28, 2000                                   3

           Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
             January 26, 2001 and January 28, 2000                                                 4

           Notes to Condensed Consolidated Financial Statements                                    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                19


                                    PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                                         21

Item 2. Changes in Securities                                                                     21

Item 3. Defaults Upon Senior Securities                                                           21

Item 4. Submission of Matters to Vote of Securityholders                                          21

Item 5. Other Information                                                                         21

Item 6. Exhibits and Reports on Form 8-K                                                          21

SIGNATURE                                                                                         22

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    JANUARY 26,        APRIL 30,
                                                       2001              2000
                                                    -----------       -----------
                                                    (UNAUDITED)           **
                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                      $   214,384       $   279,014
     Short-term investments                             122,377            74,477
     Accounts receivable, net                           222,555           108,902
     Inventories                                         37,117            20,434
     Prepaid expenses and other assets                   22,842            27,958
     Deferred income taxes                               30,798            22,215
                                                    -----------       -----------
         Total current assets                           650,073           533,000
RESTRICTED CASH                                         192,052                --
PROPERTY AND EQUIPMENT, NET                              96,351            47,949
INTANGIBLE ASSETS, NET                                   84,736               389
OTHER ASSETS                                             15,656            10,895
                                                    -----------       -----------
                                                    $ 1,038,868       $   592,233
                                                    ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $    80,725       $    34,061
     Accrued compensation and related benefits           58,189            34,902
     Other accrued liabilities                           41,620            21,288
     Deferred revenue                                    62,944            23,182
                                                    -----------       -----------
         Total current liabilities                      243,478           113,433
LONG-TERM DEFERRED INCOME TAXES                           6,074                --
LONG-TERM OBLIGATIONS                                        49                54
                                                    -----------       -----------
                                                        249,601           113,487
                                                    -----------       -----------

SHAREHOLDERS' EQUITY:
     Common stock                                       598,912           352,693
     Deferred stock compensation                        (13,289)           (1,174)
     Retained earnings                                  204,153           129,746
     Cumulative other comprehensive loss                   (509)           (2,519)
                                                    -----------       -----------
         Total shareholders' equity                     789,267           478,746
                                                    -----------       -----------
                                                    $ 1,038,868       $   592,233
                                                    ===========       ===========


** Derived from audited consolidated financial statements.


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                             ---------------------------    ---------------------------
                                              JANUARY 26,    JANUARY 28,    JANUARY 26,     JANUARY 28,
                                                 2001           2000           2001            2000
                                             ------------   ------------    -----------     -----------
NET SALES                                       $ 288,409      $ 151,290      $ 780,345       $ 379,281
COST OF SALES                                     113,763         61,415        302,534         155,471
                                                ---------      ---------      ---------       ---------
       Gross Margin                               174,646         89,875        477,811         223,810
                                                ---------      ---------      ---------       ---------

OPERATING EXPENSES:
       Sales and marketing                         76,510         40,042        212,564          99,192
       Research and development                    34,966         16,361         86,807          40,956
       General and administrative                  10,922          5,352         29,950          13,436
       Amortization of intangible assets            4,567             50          6,506             150
       In-process research and development             --             --         26,688              --
       Stock compensation(1)                        1,140            283          2,012             773
                                                ---------      ---------      ---------       ---------
          Total operating expenses                128,105         62,088        364,527         154,507
                                                ---------      ---------      ---------       ---------

INCOME FROM OPERATIONS                             46,541         27,787        113,284          69,303
                                                ---------      ---------      ---------       ---------

OTHER INCOME (EXPENSE):
       Interest income                              6,559          2,860         16,132           7,503
       Other income (expense), net                    625             49            943            (350)

                                                ---------      ---------      ---------       ---------
          Total other income, net                   7,184          2,909         17,075           7,153
                                                ---------      ---------      ---------       ---------
INCOME BEFORE INCOME TAXES                         53,725         30,696        130,359          76,456
PROVISION FOR INCOME TAXES                         19,654         10,897         55,952          27,142
                                                ---------      ---------      ---------       ---------

NET INCOME                                      $  34,071      $  19,799      $  74,407       $  49,314
                                                =========      =========      =========       =========

NET INCOME PER SHARE(2):
       Basic                                    $    0.11      $    0.07      $    0.23       $    0.17
                                                =========      =========      =========       =========
       Diluted                                  $    0.09      $    0.06      $    0.21       $    0.14
                                                =========      =========      =========       =========
SHARES USED IN PER SHARE CALCULATIONS(2):
       Basic                                      322,727        300,922        318,161         296,588
                                                =========      =========      =========       =========
       Diluted                                    361,599        350,336        361,804         340,632
                                                =========      =========      =========       =========


(1) Amortization of deferred stock
         compensation
       Sales and marketing                      $     309      $     152      $     759       $     434
       Research and development                       716             63            937             150
       General and administrative                     115             68            316             189
                                                ---------      ---------      ---------       ---------
                                                $   1,140      $     283      $   2,012       $     773
                                                =========      =========      =========       =========

(2) Share and per share amounts have been adjusted to reflect the two-for-one stock splits which were effective December 20, 1999 and March 22, 2000.


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                         -----------------------------------
                                                         JANUARY 26, 2001   JANUARY 28, 2000
                                                         ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 74,407         $ 49,314
   Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation                                            21,917           9,809
       In-process research and development                     26,688              --
       Amortization of intangibles                              6,506             150
       Stock compensation                                       2,012             773
       Provision for doubtful accounts                            852             996
       Deferred income taxes                                   (8,918)        (17,037)
       Deferred rent                                               (5)            (38)
       Changes in assets and liabilities net of
           effects of businesses acquired:
         Accounts receivable                                 (114,316)        (43,667)
         Inventories                                          (25,336)         (9,623)
         Prepaid expenses and other assets                      7,558          (3,379)
         Accounts payable                                      46,604           6,865
         Income taxes payable                                  64,869          41,287
         Accrued compensation and related benefits             23,138           9,139
         Other accrued liabilities                             13,767           1,136
         Deferred revenue                                      39,604           6,991
                                                            ---------       ---------
            Net cash provided by operating activities         179,347          52,716
                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                       (149,674)        (62,636)
   Redemptions of short-term investments                      102,420           9,650
   Purchases of property and equipment                        (59,941)        (22,472)
   Purchase of equity securities                               (6,391)             --
   Purchase of businesses, net of cash acquired                (7,171)             --
   Payment/refund of deposits, net                                 --            (170)
                                                            ---------       ---------
            Net cash used in investing activities            (120,757)        (75,628)
                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                     68,832          33,044
   Restricted cash                                           (192,052)             --
                                                            ---------       ---------
            Net cash provided by/(used in)
              financing activities                           (123,220)         33,044
                                                            ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (64,630)         10,132

CASH AND CASH EQUIVALENTS:
   Beginning of period                                        279,014         221,284
                                                            ---------       ---------
   End of period                                            $ 214,384       $ 231,416
                                                            =========       =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit from employee stock transactions      $  62,000       $  38,200
   Common stock issued and options assumed for
     acquired businesses                                    $ 101,260       $      --
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                        $     307       $   1,517


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The results of operations for the three and nine-month periods ended January 26, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2000 and the risk factors as set forth in our Annual Report on Form 10-K, including, without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network file server market, expansion of international operations, product concentration, changing product mix, competition, management of expanding operations, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions and dilution.


2.    RECLASSIFICATIONS

      Certain reclassifications have been made to prior-period balances, none of which affected our financial position, results of operations and cash flows, to present the financial statements on a consistent basis.


3.    FISCAL PERIODS

      We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2001 is a 52-week year. Fiscal 2000 was a 52-week year. The quarter ended January 26, 2001 includes 13 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year. The nine-months ended January 26, 2001 includes 39 weeks of activity, compared to 39 weeks of activity for the corresponding period of the prior fiscal year.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    INVENTORIES

          Inventories consist of the following:

                                         JANUARY 26,    APRIL 30,
                                            2001          2000
                                         -----------    ---------
                                              (IN THOUSANDS)
          Purchased components             $23,230      $ 9,230
          Work in process                    2,537          646
          Finished goods                    11,350       10,558
                                           -------      -------
                                           $37,117      $20,434
                                           =======      =======


5.    STOCK COMPENSATION

      We record stock compensation in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," for employee awards and in accordance with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards.


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


7.    NET INCOME PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       JANUARY 26,    JANUARY 28,     JANUARY 26,     JANUARY 28,
                                                         2001           2000               2001            2000
                                                      -----------    -----------     -----------      ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NET INCOME (NUMERATOR):
    Net income, basic and diluted                      $  34,071       $  19,799       $  74,407       $  49,314
                                                       =========       =========       =========       =========
SHARES (DENOMINATOR):
    Weighted average common shares outstanding           322,998         301,072         318,423         296,790
    Weighted average common shares outstanding
      subject to repurchase                                 (271)           (150)           (262)           (202)
                                                       ---------       ---------       ---------       ---------
    Shares used in basic computation                     322,727         300,922         318,161         296,588
    Weighted average common shares outstanding
      subject to repurchase                                  271             150             262             202
    Common shares issuable upon exercise of stock
      options                                             38,601          49,264          43,381          43,842
                                                       ---------       ---------       ---------       ---------
    Shares used in diluted computation                   361,599         350,336         361,804         340,632
                                                       =========       =========       =========       =========
NET INCOME PER SHARE:
    Basic                                              $    0.11       $    0.07       $    0.23       $    0.17
                                                       =========       =========       =========       =========
    Diluted                                            $    0.09       $    0.06       $    0.21       $    0.14
                                                       =========       =========       =========       =========


      At January 26, 2001 and January 28, 2000, 3,917 and 500 shares of common stock options with a weighted average exercise price of $97.34 and $41.63, respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period.


8.    COMPREHENSIVE INCOME

      The components of comprehensive income, net of tax, are as follows:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                            JANUARY 26,  JANUARY 28,     JANUARY 26,  JANUARY 28,
                                                2001         2000          2001         2000
                                            ----------   -----------    -----------   ----------
(IN THOUSANDS)

Net income                                   $ 34,071       $ 19,799       $ 74,407      $ 49,314
Foreign currency translation adjustment         2,057         (1,050)           658          (976)
Unrealized gain (loss) on investments          (3,448)            --          1,352            --
                                             --------       --------       --------      --------
Comprehensive income                         $ 32,680       $ 18,749       $ 76,417      $ 48,338
                                             ========       ========       ========      ========

9.    COMMITMENTS

      During the second quarter of fiscal 2001, we entered into a $126.0 million operating lease which replaced the existing $62.0 million operating lease, to develop 363,500 square feet of buildings in our Sunnyvale headquarters facility. The lease is for five years and can be renewed for two five-year periods, subject to the approval of a third-party entity. At the expiration or termination of the lease, we have the option to either purchase the property for $126.0 million, or arrange for the sale of the property to a third party for at least $126.0 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $113.8 million.

      Including the aforementioned lease, we have commitments related to operating lease arrangements, under which we have an option to purchase the Sunnyvale headquarters properties for an aggregate of $309.0 million, or arrange for the sale of the properties to a third party for at least the option price with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold, we will be obligated for additional lease payments of approximately $276.6 million. Restricted cash, classified as non-current assets collateralizing these leases, was $192.1 million at January 26, 2001.

      The lease payments under operating leases collateralized by restricted cash, will vary based on the London Interbank Offered Rate (LIBOR) plus a spread (6.0% at January 26, 2001). The remaining non-collateralized operating lease requires monthly payments, which vary, based on LIBOR plus a spread (7.2% at January 26, 2001).

      The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of January 26, 2001.


10.   ACQUISITIONS

      In June 2000, we completed the acquisition of Orca Systems, Inc. (Orca), a developer of high performance Virtual Interface (VI) Architecture software for UNIX(R) and Windows NT(R) enterprise-class systems, based in Waltham, Massachusetts. The acquisition fits with our strategy of developing highly available and reliable intelligent storage solutions that improve the performance of today's Internet and enterprise applications and strengthen our ability to develop next generation storage networking architectures and protocols. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired Orca for $50.0 million in common stock, assumed options and cash, with an obligation to provide 264,497 shares of common stock (valued at $14.9 million based on our closing stock price on January 26, 2001), which will result in additional stock compensation charges if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities.

      The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from 264,497 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition. Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through January 26, 2001. We expect to successfully complete such development efforts and deliver initial products in calendar year 2001.

      In November 2000, we completed the acquisition of WebManage Technologies, Inc. (WebManage), a developer of content management, distribution, and analysis software solutions, based in Chelmsford, Massachusetts. The acquisition is expected to contribute significantly to our initiative to integrate filers and caching more closely to enable customers to build content delivery networks that improve access to information throughout their networks. WebManage develops software that intelligently distributes content between various points on the Internet and enables organizations to plan, manage and deliver Internet/intranet services. We will be making some modifications and enhancements to WebManage's software and expect to complete such development efforts by mid or end of calendar year 2001. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired WebManage for $59.4 million in common stock, assumed options and cash. We also had an obligation to provide shares of common stock to be valued at $3.0 million, if certain performance criteria were achieved. The performance criteria were met in March 2001 and as such, the contingent consideration will be recorded as stock compensation in the fourth quarter of 2001. We also paid certain transaction costs and assumed certain operating assets and liabilities.

      The total purchase prices and final allocation among the fair value of tangible and intangible assets and liabilities acquired (including purchased in-process technology) are summarized as follows (in thousands):


Total Purchase Price:                                                Amortization Period
                                         Orca         WebManage            (Years)
                                        ----------------------------------------------
Total cash consideration               $  2,000       $  4,970
Value of shares issued                   23,526         41,909
Value of options assumed                 24,053         24,053
Deferred stock compensation                  --        (12,304)
Transaction costs                           458            743
                                       --------       --------
                                       $ 50,037       $ 59,371
                                       ========       ========

Purchase Price Allocation:

Tangible assets                        $    353       $    868
Intangible assets:
              Existing Technology            --         17,179                 3
              Existing Workforce            423          1,380                 3
              Goodwill                   24,101         48,085                 5
In-process R&D                           26,688             --             Expensed
Tangible liabilities                     (1,359)        (1,276)
Deferred income taxes                      (169)        (6,865)
                                       --------       --------
                                       $ 50,037       $ 59,371
                                       ========       ========


      In accordance with FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the WebManage acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $12.3 million, is recorded as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheet and will be amortized over the vesting term of the related options.

      The operating results of Orca and WebManage have been included in the condensed consolidated statements of operations since their acquisition dates. The following pro forma consolidated amounts give effect to these acquisitions as if they had occurred on April 30, 1999 by consolidating the results of operations of the acquired entities with our results for the nine months ended January 26, 2001 and January 28, 2000.


                                                   NINE MONTHS ENDED
                                               JANUARY 26,   JANUARY 28,
                                                   2001        2000
                                               ----------    ----------
    (IN THOUSANDS)
      Revenues                                   $780,897      $380,448
      Net Income                                 $ 87,816      $ 33,060
      Net Income per share:
        Basic                                    $   0.28      $   0.11
                                                 ========      ========
        Diluted                                  $   0.24      $   0.10
                                                 ========      ========
      Shares used in per share calculation:
        Basic                                     318,531       297,506
                                                 ========      ========
        Diluted                                   362,375       342,069
                                                 ========      ========

      The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill, contingently issuable shares, common stock and assumed options in connection with the acquisitions. The $26.7 million charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                         ----------------------    ------------------------
                                         JANUARY 26, JANUARY 28,   JANUARY 26,   JANUARY 28,
                                            2001        2000          2001          2000
                                         ----------  ----------    ----------    ----------
Net sales                                    100.0 %     100.0 %       100.0 %       100.0 %
Cost of sales                                 39.4        40.6          38.8          41.0
                                             -----       -----         -----         -----
            Gross margin                      60.6        59.4          61.2          59.0
                                             -----       -----         -----         -----
Operating expenses:
     Sales and marketing                      26.5        26.4          27.3          26.2
     Research and development                 12.1        10.8          11.1          10.8
     General and administrative                3.8         3.6           3.8           3.5
     Amortization of intangible assets         1.7          --           0.8            --
     In-process research and development        --          --           3.4            --
     Stock compensation                        0.4         0.2           0.3           0.2
                                             -----       -----         -----         -----
            Total operating expenses          44.5        41.0          46.7          40.7
                                             -----       -----         -----         -----
Income from operations                        16.1        18.4          14.5          18.3
Total other income, net                        2.5         1.9           2.2           1.9
                                             -----       -----         -----         -----
Income before income taxes                    18.6        20.3          16.7          20.2
Provision for income taxes                     6.8         7.2           7.2           7.2
                                             -----       -----         -----         -----
            Net income                        11.8 %      13.1 %         9.5 %        13.0 %
                                             =====       =====         =====         =====


      Business Combinations -- During the first quarter of fiscal 2001, we acquired Orca, for a purchase price of $50.0 million, including common stock, assumed options and cash, with an obligation to provide 264,497 shares of common stock, which will result in additional stock compensation charges if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities. The acquisition was accounted for as a purchase. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to existing workforce and goodwill are being amortized on a straight-line basis over three- and five-year periods, respectively. Approximately $26.7 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

      During the third quarter of fiscal 2001, we acquired WebManage for $59.4 million in common stock, assumed options and cash, with an obligation to provide shares of common stock to be valued at $3.0 million, if certain performance criteria are achieved. The performance criteria were met in March 2001 and as such, the contingent consideration will be recorded as stock compensation in the fourth quarter of 2001. We also paid certain transaction costs and assumed certain operating assets and liabilities. The acquisition was accounted for as a purchase. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to existing technology and workforce are being amortized on a straight-line basis over three years and amounts allocated to goodwill are being amortized over five years.

      Net Sales -- Net sales increased by 90.6% to $288.4 million for the three-month period ended January 26, 2001, from $151.3 million for the three-month period ended January 28, 2000. Net sales increased by 105.7% to $780.3 million for the nine-months ended January 26, 2001, from $379.3 million for the nine-months ended January 28, 2000. Net sales growth was across all geographies, products and markets. This increase in net sales was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. Factors impacting unit growth include:

      o strong demand for our F700 filers utilizing primarily fibre-channel connectivity;

      o     introduction of our new higher capacity F840 filer product;

      o increased worldwide demand for our NetCache(TM) solutions, a content delivery network solution, including capabilities for providing video-on-demand and content management across the Internet and Intranet;

      o increased worldwide shipment of NetApp(R) Cluster Failover solutions, which require another filer to take over in the event of a hardware failure;

      o increased demand for the SnapMirror(TM) software option, which requires multiple filers to provide remote mirroring of data for quick disaster recovery and backup at remote sites;

      o expansion of our sales organization to 870 as of January 26, 2001 from 459 as of January 28, 2000; and

      o increased sales through indirect channels, including sales through our OEM partners, representing 24.5% and 26.1% of total net sales for the three and nine-month periods ended January 26, 2001, respectively, as compared to 27.8% and 30.0% of total net sales for three and nine-month periods ended January 28, 2000, respectively.

      Net sales growth was also positively impacted by:

      o a higher average selling price due to the introduction of software features: SnapMirror, SnapRestore(TM) and SnapManager(TM) for Microsoft(R) Exchange and Cluster Failover, supporting mission-critical applications;

      o     a higher average selling price of our new high-end F840 filer;

      o     the increase in storage capacity;

      o     increased add-on software revenue from Multi-Protocol solutions; and

      o higher software subscription and service revenues to support a growing installed base.

      Overall net sales growth was partially offset by:

      o declining average selling price of the F700 filers and caching products due to competitive pricing; and

      o     declining unit sales of our older product family.

      International net sales (including United States exports) grew by 136.1% and 144.8% for the three and nine-month periods ended January 26, 2001, respectively, as compared to the comparable periods of the prior fiscal year. International net sales were $110.7 million, or 38.4% of total net sales, and $268.2 million, or 34.4% of total net sales, for the three and nine-month periods ended January 26, 2001, respectively. The increase in international sales for the three and nine-month periods ended January 26, 2001, was primarily a result of European and Asia Pacific net sales growth, due to increased headcount in the direct sales force, increased indirect channel sales, increased shipments of filers, Cluster Failover solutions, NetCache appliances and increased sales of add-on software licenses, as compared to the corresponding periods of the prior fiscal year. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

      We cannot assure you that our net sales will continue to increase in absolute dollars or at the rate at which they have grown in recent fiscal periods.

      Gross Margin -- Gross margin increased to 60.6% for the three-month period ended January 26, 2001 from 59.4% for the three-month period ended January 28, 2000. Gross margin increased to 61.2% for the nine-month period ended January 26, 2001 from 59.0% for the nine-month period ended January 28, 2000.

      Gross margin was favorably impacted by:

      o increased licensing of add-on software options such as Multi-Protocol, Cluster Failover, SnapMirror, SnapRestore and SnapManager;

      o growth in software subscriptions due primarily to a larger installed base;

      o     lower costs of key components;

      o     the increase in product volume;

      o     increased manufacturing efficiencies; and

      o a mix shift to high-end F840 systems sold as diskless upgrades, carrying higher margin than configured systems.

      Gross margin was negatively impacted by sales price reductions on storage products due to competitive pricing pressure, higher disk content with an expanded storage capacity for the F840 filer, and increased investments in customer service.

      Our gross margin has been and may continue to be affected by a variety of factors, including:

      o     competition;

      o     product configuration;

      o     direct versus indirect sales;

      o     the mix of software as a percentage of revenue;

      o     the mix and average selling prices of products;

      o     new product introductions and enhancements; and

      o     the cost of components, manufacturing labor and quality.


      Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 91.1% to $76.5 million for the three-month period ended January 26, 2001 from $40.0 million for the three-month period ended January 28, 2000. Sales and marketing expenses increased 114.3% to $212.6 million for the nine-month period ended January 26, 2001 from $99.2 million for the nine-month period ended January 28, 2000. These expenses were 26.5% and 26.4% of net sales for the three-month period ended January 26, 2001 and January 28, 2000, respectively, and were 27.3% and 26.2%, respectively, of net sales for the nine-months then ended, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and customer service organizations, expansion of various marketing and industry initiatives and increased commission expenses. Sales and marketing headcount increased to 1,157 at January 26, 2001 from 627 at January 28, 2000. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness.

      Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 113.7% to $35.0 million for the three-month period ended January 26, 2001 from $16.4 million for the three-month period ended January 28, 2000. These expenses represented 12.1% and 10.8% of net sales, for the three-month periods ended January 26, 2001 and January 28, 2000, respectively. For the nine-month periods, research and development expenses increased 112.0% to $86.8 million in fiscal 2001 from $41.0 million in fiscal 2000, and represented 11.1% and 10.8% of net sales, respectively, for those periods. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, operating impact of Orca and WebManage acquisitions, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies. Research and development headcount increased to 568 at January 26, 2001 from 280 at January 28, 2000.

      In the third quarter of fiscal 2001, we began shipping the F85, F820 and C3100, our new entry-level and midrange storage systems and our new mid-range content delivery platform. The F85 is designed to be a complete storage networking edge solution for remote or branch offices, workgroups, and small departments within an enterprise, as well as for medium-sized businesses. The F820 filers, which can scale up to 3 terabytes of raw storage capacity, and 6 terabytes in a cluster failover F820c configuration, offers a powerful storage solution for enterprises to extend their infrastructure. The F820 and F820c are mid-range platforms that will enable Internet Service Providers (ISPs), Application Service Providers (ASPs) and Storage Service Providers (SSPs) to build scalable, storage networks on a worldwide basis. The NetCache C3100, a new mid-range platform designed for content delivery in the enterprise data center or ISP points of presence, enables applications such as distance learning, internal communications, and training across the network. Taken together, the F85, F820 and C3100 are important additions to our center to edge data management strategy for today's enterprises. We announced the latest version of our micro-kernel operating system, Data ONTAP 6.1, which now offers native Windows 2000 support in addition to continued Windows NT(R), UNIX(R), and Web support. This new release also provides enhanced data availability, data protection, and support for full-fabric Fibre Channel tape storage area networks. We also announced the availability of ContentReporter(TM) 2.1, an upgraded version of our existing software that now offers support for streaming media to meet the growing demands for rich media content management in the enterprise.

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

      We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase in absolute dollars. For the three and nine-month periods ended January 26, 2001 and January 28, 2000, no software development costs were capitalized.

      General and Administrative -- General and administrative expenses increased 104.1% to $10.9 million for the three-month period ended January 26, 2001, from $5.4 million for the three-month period ended January 28, 2000. These expenses represented 3.8% and 3.6% of net sales for the three-month periods ended for such periods respectively. For the nine-month periods, general and administrative expenses increased 122.9% to $30.0 million in fiscal 2001 from $13.4 million in fiscal 2000 and represented 3.8% and 3.5% of net sales, respectively, for those periods. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to enhance enterprise-wide management information systems and increased professional service fees. General and administrative headcount increased to 238 at January 26, 2001 from 125 at January 28, 2000. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

      Amortization of Intangible Assets -- Amortization of intangible assets represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of January 26, 2001, including goodwill, existing workforce and technology, are being amortized over the estimated useful life of three to five-year periods. We assess the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations was $4.6 million and $6.5 million, respectively, for the three and nine-month periods ended January 26, 2001.

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

      We believe we could utilize the Orca acquisition to develop the first virtual interface-based (VI) next generation of network attached storage systems. We are leveraging VI architecture to develop the Direct Access File System (DAFS) protocol. DAFS enables block data transfers straight from the file server, allowing clusters of application servers in heterogeneous environments to share data from the memory of one system to the memory of another without involving general-purpose operating systems, thereby improving CPU utilization and speeding up data access. We expect to continue the development of products using this protocol and believe that there is a reasonable chance of successfully delivering initial products in calendar year 2001. However, there is risk associated with the completion of the in-process project and there can be no assurance that such project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations or gain market acceptance.

      Stock Compensation -- We account for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," for employee compensation awards and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses increased to $1.1 million for the three-month period ended January 26, 2001, from $0.3 million for the three-month period ended January 28, 2000. For the nine-month periods, stock compensation expenses increased to $2.0 million in fiscal 2001 from $0.8 million in fiscal 2000, respectively, for those periods. This increase was primarily attributable to the recognition of stock compensation of unvested options assumed in the WebManage acquisition, increased participation in the salaried stock option grant program by certain highly compensated employees and non-employee stock options awards.

      Total Other Income, net -- Total other income, net, was $7.2 million and $2.9 million for the three-month periods ended January 26, 2001 and January 28, 2000, respectively. During the nine-month period ended January 26, 2001, total other income, net, was $17.1 million, as compared to $7.2 million in the corresponding period of the prior year. The increase in interest income was primarily due to increased cash and short-term investments generated from operations, net proceeds from stock option exercises and net proceeds from the March 1999 follow-on public offering.

      Provision for Income Taxes -- Our estimated effective tax rate for the three and nine-month periods ended January 26, 2001 was 34.5%, excluding the effect of non-deductible amortization of goodwill of $3.2 million for the three-month period ended January 26, 2001, and for the nine-month period then ended, $31.9 million of non-deductible goodwill amortization and acquired in-process research and development. The effective tax rate for the three and nine-month periods ended January 28, 2000 was 35.5%. The effective tax rates differed from the U.S. statutory rate primarily due to state taxes, credits and tax exempt interest.

      Agreement with Intel Corporation -- During the third quarter of fiscal 2001, we entered into two separate agreements with Intel Corporation, a Business Alliance Agreement and a Patent Cross Licensing Agreement. Under the Business Alliance Agreement, Intel has an incentive to purchase our systems for use in data center operations worldwide, and we have an incentive to purchase Intel microprocessors, systems, and other components for incorporation in our filers for network storage and NetCache content delivery systems. The Patent Cross Licensing Agreement includes a broad technology cross license and patent sharing.

CERTAIN RISK FACTORS

      Although we have experienced significant revenue growth in recent periods, this growth may not be indicative of our future operating results. As a result, we believe that period-to-period comparisons of our results of operation are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following:

      o     the level of competition in our target product markets;

      o     the size, timing, and cancellation of significant orders;

      o     product configuration and mix;

      o     market acceptance of new products and product enhancements;

      o     new product announcements or introductions by us or our competitors;

      o deferrals of customer orders in anticipation of new products or product enhancements;

      o     changes in pricing by us or our competitors;

      o our ability to timely develop, introduce and market new products and enhancements;

      o     supply constraints;

      o     technological changes in our target product markets;

      o the levels of expenditure on research and development and expansion of our sales and marketing programs;

      o     seasonality; and

      o     general economic trends.

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

      We conduct business internationally. International sales (including U.S. exports) were approximately 38.4% and 34.4% of total net sales for the three and nine-month periods ended January 26, 2001, respectively. Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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


LIQUIDITY AND CAPITAL RESOURCES

      As of January 26, 2001, as compared to the April 30, 2000 balances, our cash, cash equivalents and short-term investments decreased by $16.7 million to $336.8 million. Working capital decreased by $13.0 million to $406.6 million. The decrease was primarily a result of $192.1 million restricted cash used to collateralize our synthetic leases, partially offset by mark-to-market unrealized gains on certain investments. We generated cash from operating activities totaling $179.3 million and $52.7 million for the nine-month periods ended January 26, 2001 and January 28, 2000, respectively. Net cash provided by operating activities for the nine-month period ended January 26, 2001 was principally related to net income of $74.4 million, increases in accounts payable, income taxes payable, accrued compensation and related benefits, deferred revenue and other accrued liabilities, decreases in prepaid expenses and other, coupled with depreciation, in-process research and development, amortization of intangibles, stock compensation amortization, partially offset by increases in accounts receivable, inventories and deferred income taxes.

      We used $59.9 million and $22.5 million of cash during the nine-month periods ended January 26, 2001 and January 28, 2000, respectively, for capital expenditures. The increase was primarily attributed to upgrades of software and computer equipment purchases and furniture and fixtures for the Sunnyvale headquarters facility. We have used $47.3 million and $53.0 million during the nine-month periods ended January 26, 2001 and January 28, 2000, respectively, for net purchases of short-term investments. In June 2000, we acquired Orca for a purchase price of approximately $50.0 million, including common stock, contingently issuable common stock, assumed options, cash payments of $2.0 million and related transaction costs. In November 2000, we acquired WebManage for a purchase price of approximately $59.4 million, including common stock, contingently issuable common stock, assumed options, cash payments of $5.0 million and related transaction costs. Investing activities in the nine-month period ended January 26, 2001 also included new equity investments of $6.4 million.

      We have used $123.2 million during the nine-month period ended January 26, 2001 for financing activities and received $33.0 million for the corresponding period of the prior fiscal year. The increase in cash provided by sales of common stock for the nine-month period ended January 26, 2001, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan. Offsetting this increase for the nine-month period ended January 26, 2001 was restricted cash of $192.1 million used to collateralize operating leases. See
Note 9 to the Notes to the Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk related to fluctuations in interest rates, market prices and in foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with management-approved policies.

Market Interest and Interest Income Risk

      Interest and Investment Income - As of January 26, 2001, we had short-term investments of $122.4 million. Our investment portfolio consists of highly liquid investments with original maturities at the date of purchase between three and twelve months and investment in marketable equity securities in a certain technology company. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 26, 2001, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

      Operating Lease Commitments - As of January 26, 2001, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. A hypothetical 10 percent increase in interest rates would increase our annual rent expense under operating lease commitments by approximately $1.9 million. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. Our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate. Moreover, a total of $192.1 million in operating leases are collateralized with investments that have similar, and thus offsetting, interest rate characteristics.

Market Price Risk

      Equity Securities - We are also exposed to market price risk on our equity securities included in our short-term and long-term investments. These investments are in publicly traded companies in the volatile high-technology industry sector. We do not attempt to reduce or eliminate our market exposure on these securities and as a result, the amount of income and cash flow that we ultimately realize from these investments in future periods may vary materially from the current unrealized amount. A 50% adverse change in the equity price would result in an approximate $1.9 million decrease in the fair value of our equity securities as of January 26, 2001 (no such equity securities were held as of January 28, 2000).

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

      The following table provides information about our foreign exchange forward contracts outstanding on January 26, 2001, (in thousands):

                 BUY/                  FOREIGN             CONTRACT VALUE       FAIR VALUE
CURRENCY         SELL              CURRENCY AMOUNT               USD              IN USD
------------------------------------------------------------------------------------------
AUD              Sell                    14,331                  $7,853          $7,767
AUD              Buy                      6,290                  $3,409          $3,409
CHF              Sell                    21,378                 $13,966         $13,941
CHF              Buy                      9,915                  $6,470          $6,465
GBP              Sell                    28,570                 $45,400         $45,176
GBP              Buy                     14,299                 $22,609         $22,609
EUR              Sell                    56,058                 $60,898         $60,920
EUR              Buy                    114,024                $123,782        $123,912

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      None


ITEM 2. CHANGES IN SECURITIES

      None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 5. OTHER INFORMATION

      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          10.75* Patent Cross License Agreement dated 12/11/00 by and between Intel Corporation and the Company

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


Date: March 12, 2001

                                 EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------
10.75*    Patent Cross License Agreement dated 12/11/00 by and between Intel
          Corporation and the Company

* Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment