Form 10-K
period 2001-04-27
NETWORK APPLIANCE INC
filed 2001-07-26
CIK 1002047

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

                    FOR THE FISCAL YEAR ENDED APRIL 27, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of May 25, 2001, was $8,461,957,777 (based on the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On May 25, 2001, 329,003,024 shares of the Registrant's common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference from the definitive Proxy Statement for our annual meeting of shareholders to be held on October 18, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after April 27, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Network Appliance is the worldwide leader in network-attached data management and storage solutions. Network Appliance(TM) hardware, software, and service offerings are used to create, manage and scale seamless data fabrics, moving information to users globally. Network Appliance systems offer our customers faster access to, greater control over, and greater availability of data, thereby increasing data value and user productivity and resulting in significant competitive advantages. Network Appliance data management and storage infrastructure products are the information foundation for leading businesses, government agencies, and universities worldwide.

     Network Appliance was founded in 1992 by a group of computer scientists who were seeking to simplify data access using different types of computer systems. Network Appliance shipped its first system in 1984 and today is a multinational corporation with over 2,000 employees in more than 70 countries.

     Network Appliance systems adhere to the appliance philosophy: do one thing, do it simply, and do it well. This philosophy drives our entire company, from product design and system operation through our support processes. Everything is implemented as simply as possible and no simpler. Our drive for simplicity has yielded dramatic results:

     - Lower total cost of ownership than our competitors since system administrators can manage greater amounts of information;

     - Business agility -- the ability to react quickly to changes via rapid deployment or reconfiguration; and

     - Improved information availability, because simplicity drives reliability.

     Network Appliance created the storage networking market. Our goal of seamless, reliable access to information regardless of protocol, location, or time has been achieved through a number of significant milestones. The shipment of Network Appliance's first storage product (coined a filer) in 1994 allowed UNIX(R) users on a network direct access to information bypassing sub-optimal general purpose servers. The shipment of the world's first multiprotocol filer in 1996 allowed UNIX, Windows(R) and Web users to access and share the exact same information, natively. The shipment of the world's first caching appliance, NetCache(R), in 1997 improved users experiences by placing copies of information closer to them. Integration of these filer and caching systems via Network Appliance's ContentDirector(TM) and ContentReporter(TM) software management products have allowed our customers to design, deploy, scale, and manage global Center-to-Edge(TM) data fabrics, providing users access to information anytime, anywhere.

     Network Appliance's Center-to-Edge data fabrics provide the storage infrastructure for leading software applications such as those offered by: IBM Corp., Informix Software, Inc., Microsoft Corp., Oracle Corp., SAP AG, Siebel Systems, Inc., and Sybase, Inc. Our products are also marketed to users of technical applications such as those offered by Cadence Design Systems, Dassault Systems, Landmark Graphics, Parametric Technology Corp., Rational Software Corp., Schlumberger Technology Corp., Structural Dynamics Research Corp. (SDRC), Synopsys Inc., and Unigraphics Solutions Inc. As companies become increasingly global and users become increasingly remote simple, cost-effective Center-to-Edge data fabric infrastructures will be required to satisfy the information access needs of the future.

PRODUCTS

     Our products consist of filer storage and caching appliances, data management and content delivery software, and support services.

     The demand for our network storage filers and caching appliances is driven by the need to store and manage the rapid growth in sheer data volume, types of data, and geographic dispersion.

  Filers

     Network Appliance storage appliances, or filers, are systems which provide highly reliable data storage management. Our filers consolidate data from UNIX, Windows NT(R), and Web computing environments, using industry standard NFS, CIFS, and HTTP file sharing protocols, respectively, to simplify the management and storage of information for a variety of business applications.

     Current products include:

     - NetApp(R) F840c, a large-scale clustered enterprise filer providing maximized data availability in mission-critical environments for large enterprises;

     - NetApp F840, a large-scale enterprise filer providing an ideal solution for enterprise consolidation;

     - NetApp F820c, a clustered enterprise filer providing maximized data availability in mission-critical environments for midrange enterprises;

     - NetApp F820, an enterprise filer for small- to medium-sized enterprises allowing for the consolidation of heterogeneous data for entry-level Internet service providers (ISPs), application service providers, storage service providers, and commercial, as well as scientific, applications;

     - NetApp F740, an entry-level enterprise filer providing department-level performance and productivity for applications such as software development, computer-aided design, simulation applications, and medium-sized ISPs; and

     - NetApp F85, a remote office/workgroup filer with multiplatform capability at an economical price. Ideal for remote offices/branch offices as well as small- to medium-sized workgroups and ISPs.

     In addition, during fiscal 2001, the F760 and F720 filers continued to ship and have since been replaced by newer models.

     All filers are based on a PCI-bus architecture and come packaged in rack-mountable enclosures that may be factory-installed in cabinets. NetApp filers are based on either the Intel(R) Pentium(R) or Digital(R) Alpha(R) processors and support either Fibre Channel arbitrated loop (FC-AL) or Small Computer System Interface (SCSI) as storage interconnect options.

     All of our filers include the Data ONTAP(TM) operating system, using our patented Write Anywhere File Layout (WAFL(TM)) file system and a base file sharing protocol (either NFS, CIFS, or HTTP) for data access. In a multiprotocol configuration, native multiprotocol functionality can be easily added through licensing non-base protocols at an additional cost. Data ONTAP delivers simultaneous file service to UNIX, Windows NT, and Web clients. Data ONTAP allows our customers to virtualize their storage infrastructures. This enables them to administer data logically according to applications, data types, and organizational needs instead of physical topology. Data ONTAP also includes Snapshot(TM) technology, which allows rapid access to previous versions of data without requiring complete separate copies. This eliminates the need to recover previous versions from tape archive. In addition, Data ONTAP provides support for Fibre Channel and SCSI-attached tape options with industry-standard backup software support from leading vendors such as Legato and Veritas.

     Our latest version of Data ONTAP, version 6.1, adds support for Windows 2000 in addition to continued support of UNIX, Windows, and Web environments.

  Caching

     NetCache appliances allow our customers to scale network infrastructure, reduce bandwidth costs, ease network bottlenecks, and simplify data management and content delivery. NetCache appliances deliver high-quality audio and video streams, enabling a host of next-generation network services such as online training, executive broadcasts, and large-scale video-on-demand and other value-added services. Like our filers, all of our NetCache appliances include the Data ONTAP operating system using our patented WAFL file system for rapid data access. Our NetCache appliances simplify information flow by consolidating support for all major streaming media formats, including Apple(R) QuickTime(TM), Microsoft(R) Windows Media(TM) Server, RealNetworks(R) Streaming Server, as well as industry-standard protocols such as HTTP, FTP, and NNTP. This multiprotocol support on our NetCache appliances minimizes rack space and simplifies network design, providing increased reliability while driving down cost.

     Our NetCache products further assist customers in growing network infrastructure and managing mission-critical data by providing advanced security features, including user authentication, URL filtering, and auditing. With our WAFL file system, Data ONTAP software, and advanced caching algorithms, these appliances provide enhanced response time and throughput over competitive offerings.

     Our NetCache appliances effectively deliver content and information to users at the edge of the network. Our content delivery software seamlessly distributes and manages information and offers our customers the ability to analyze content usage, performance, and infrastructure load across the network.

     Current products include:

     - NetCache C6100, targeting large data centers and carrier-class bandwidth requirements;

     - NetCache C3100, for remote data centers and large regional offices; and

     - NetCache C1100, designed for remote or branch offices.

     In addition, during fiscal 2001, we continued to ship NetCache C760 and C720 appliances. We expect that the C760 and C720 products will be phased out as we introduce new products.

  Data Management and Content Delivery Software

     In today's rapidly changing business environment, enterprises are demanding cost-effective data and content management solutions to handle the explosive growth of data in their networks. NetApp filers and NetCache appliances can efficiently store and deliver all data and content between UNIX, Windows, and Web servers. Our NetApp software offers a unique set of features to ensure mission-critical availability and reduce the complexity of enterprise storage management, while lowering the total cost of ownership. These software features include:

     - Snapshot software makes daily online backups easy;

     - SnapMirror(TM) remote mirroring software permits automated file system replication between sites. SnapMirror leverages the Data ONTAP Snapshot technology and enables customers to quickly recover from site disasters, replicate critical data, and deploy centralized backup architectures;

     - SnapRestore(TM) software allows restoration of a file system version to an earlier state within seconds. SnapRestore is based on the Data ONTAP Snapshot technology and enables customers to greatly minimize recovery time in the event of a data corruption or loss;

     - Support for the NDMP protocol, in conjunction with tape SAN backup solutions based on both Fibre Channel and Gigabit Ethernet, enables customers to maximize their infrastructure investments and reduce the time required to do tape backups;

     - Clustered Failover software for filers ensures high data availability for business-critical environments;

     - SnapManager(TM) software for Microsoft Exchange allows customers to perform online backup and rapid data recovery in Microsoft Exchange environments;

     - ApplianceWatch(TM) software allows IT professionals to centrally manage, administer, and optimize our systems for superior performance;

     - FilerView(R) software, a Web-based administration tool, provides remote administration allowing IT administrators to use Web browsers to manage filers from remote locations on the network;

     - ContentDirector software provides secure distribution of content from storage appliances across global networks to multiple content delivery appliances. In addition, it fully automates distribution and synchronization of Internet content, including streaming media, applications, and graphics;

     - ContentReporter software integrates seamlessly with NetApp appliances to provide network administrators a comprehensive, simple, flexible and scalable method to gauge the effectiveness of their content delivery system. Network administrators can now gain visibility to file usage patterns, activity levels, and errors rates for both streaming and Web-based content. It provides the capability to proactively manage the content delivery infrastructure and plan for future growth; and

     - DataFabric(TM) Manager offers the ability to manage multiple filers or NetCache appliances from a single administrative console, reducing administrative complexity and total cost of ownership.

     Our configured filer and NetCache appliance prices range from $4,000 to $850,000.

  Center-to-Edge

     Combined with our content delivery software which seamlessly distributes and manages information flow across networks, our filers and NetCache appliances allow our customers to build and manage state of the art content delivery networks.

     Effective and reliable content distribution solutions require tight integration between network devices and application software. By linking Netapp filers, NetCache appliances, and ContentDirector software, NetApp provides the tools necessary to fully automate distribution and synchronization of content, including streaming media, applications, and graphics from the data center to the network edge. ContentReporter software provides network administrators the information they need on network usage and Web-site activity to most effectively manage the content in their networks.

SALES AND MARKETING

     We market and distribute our products globally. In North America, we employ a multichannel distribution strategy, which focuses on product sales to end users through a direct sales force, as well as selected value-added resellers in certain geographies. In Europe, we employ a mix of resellers and direct sales channels to sell to end-users. In Asia, our products are primarily sold through resellers, which are supported by our channel sales representatives and technical support personnel. No single customer accounted for 10% or more of our net sales in fiscal 2001, 2000, or 1999. See additional discussion regarding sales and marketing in "Note 8 -- Segment, Geographic, and Customer Information under Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements."

BACKLOG

     We manufacture our products based on forecasts of our customers' demands. Orders are generally placed by customers on an as-needed basis. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe "orders" constitute a firm "backlog," and we believe orders are not a meaningful indicator of revenues or material to an understanding of our business.

CUSTOMER SERVICE AND SUPPORT

     Support Services. Our customer service and support organization provides technical support, education and training. We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success. Warranty coverage provides customers with free 24x7-telephone support for emergency situations for one year from the date of purchase along with the same day shipment of replacement parts, and access to our self-service online Web site, NetApp on the Web (NOW). In addition, our customers receive 90 days of software subscription -- online access to all entitled software updates. Additional software support can be purchased through our Warranty Plus offering, which includes:

     - Access to NOW and information subscription services;

     - AutoSupport, our "phone home" diagnostic capability;

     - Software subscription service;

     - Next-business-day parts delivery (disks and system hardware); and

     - 24x7 emergency telephone support and 24x7 Web case support for Non-Emergency situations.

     Additional service options available in-warranty or post-warranty include:

     - Non-Emergency telephone support;

     - Upgraded hardware services for disks;

     - Upgraded hardware services for system hardware;

     - Global Advisor, providing a customer with access to a team of advisors and tools that will monitor all service-based activity for its account; and

     - Global Advisor Plus, providing immediate phone access to our back-line engineers for non-emergency situations. This service allows incoming requests to be automatically upgraded to receive emergency support, thus immediately escalating the case to the highest-level resource available at the time the call is received.

     Professional Services. Our professional services organization offers a comprehensive service designed to optimize performance and improve reliability for enterprise-wide data management, enabling more cost-effective network and information technology administration.

     Professional services programs include:

     - System availability management, providing proactive system administration involving global support center call-activity review, regular site inspections, and system availability reviews, plus upgraded services involving on-site and 24-hour emergency response from a professional services engineer;

     - Expert consulting services available on an hourly or daily rate basis to help customers develop customized solutions; and

     - Time-and-materials consulting services for short-term consulting.

     In general, we charge for service programs on an annual subscription basis. On-site support is primarily provided by independent parties both in North America and internationally.

MANUFACTURING

     Our manufacturing operations, primarily located in Sunnyvale, California, include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, and final test. We rely on many suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality-training programs. We are currently expanding the use of subcontractors for the production of major subassemblies. See "-- Risk Factors -- We rely on a limited number of suppliers." This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by allowing us to rapidly expand. We were awarded the ISO 9001 certification on May 29, 1997, and continue to be ISO certified.

RESEARCH AND DEVELOPMENT

     During Fiscal 2001, we began shipping a new series of enterprise-class systems, the F800 family of filers, targeting business and technical applications requiring high-performance, mission-critical availability and large storage capacity. Additionally, we brought to market our F85 filer, expanding our presence in remote office and workgroup environments with an economical solution, while leveraging the proven availability and manageability of our high-end offerings. We released two new versions of our Data ONTAP microkernel operating system. Data ONTAP 6.0 brought support for instantaneous Snapshots and enhanced data protection and recovery. The subsequent release of Data ONTAP 6.1 enabled native support of Windows 2000, giving full integration with Microsoft's Active Directory, LDAP, and Kerberos. We continued to enhance our data availability by providing third-party applications such as virus scanning and extended our data protection solutions through Fibre Channel switch connectivity for tape backup.

     We further expanded our content delivery solutions by delivering the carrier-class NetCache C6100, the mid-range C3100, and the entry-level C1100 and C1105 platforms. Operating with the new NetCache 5.0 software, these systems offer live and video-on-demand capabilities through our product support of Apple QuickTime, Microsoft Windows Media, and RealNetworks RealSystem(TM) G2 video servers. Additionally, NetApp, in conjunction with Akamai Technologies, Inc., led an industry-wide effort to develop a protocol to enable value-added services, such as ad insertion and content filtering.

     NetApp's ContentDirector and ContentReporter software, new in fiscal 2001, provide policy-based content management, distribution, and reporting functionality -- important additions to our Center-to-Edge data management and delivery strategy. This suite of products enables users to centrally manage and push content to geographically distributed locations, improving response time and the overall end-user experience. These products also allow administrators to analyze Web traffic and integrate with third-party billing applications.

     During fiscal 2000, we shipped two new storage management software solutions -- SnapManager for Microsoft Exchange and ApplianceWatch software. New caching product introductions in fiscal 2000 included NetCache software release
4.0 and NetCache 4.1 software, adding streaming media support for Apple QuickTime, Microsoft Windows Media and RealNetworks Real System(TM) G2(TM) users, delivering live broadcasting on the Internet.

     Our future growth depends on the successful development and introduction of new hardware and software, however, we cannot assure you that these, or other new products, will attain market acceptance. See "-- Risk Factor -- If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance, our operating results could be materially adversely affected."

     Our total expenses for research and development for fiscal years 2001, 2000, and 1999 were $120.9 million, $61.6 million, and $30.0 million, respectively. We anticipate that research and development expenses will increase moderately in absolute dollars in fiscal 2002.

COMPETITION

     The storage and content delivery markets are intensely competitive and are characterized by rapidly changing technology.

     In the storage market, our filer appliances and data management software compete primarily against storage products and data management software from EMC Corporation, Hitachi Data Systems, Compaq Computer Corporation, Sun Microsystems, Inc., Hewlett-Packard Company, and IBM Corporation. We also encounter less frequent competition from companies including MTI Corp., Procom Technology, LSI Logic Corp., and Auspex Systems, Inc.

     In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including Cisco Systems, Inc., CacheFlow, Inc., Inktomi Corp., Akamai Technologies, Inc., and Volera.

     This past year has seen an increasing number of new, privately held companies attempting to enter our markets, some of which may become significant competitors in the future.

     We believe that the principal competitive factors affecting our market include but are not limited to:

     - Response time and performance

     - Scalability

     - Data availability

     - Multiprotocol data sharing

     - Acquisition price and low overall total cost of ownership

     - Ease-of-use and deployment

     - Customer service and support

     Network Appliance believes that we have significant demonstrable advantages over our competitors. Although we believe that our products currently compete favorably with respect to these factors, we can not assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical, and other resources.

     See "-Risk Factors -- An increase in competition could materially adversely affect our operating results" and "- If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance."

     We believe that the principal competitive factors affecting our market include product benefits such as response time, reliability, data availability, scalability, ease-of-use, price, multiprotocol capabilities, and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, we can not assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical, and other resources.

PROPRIETARY RIGHTS

     We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our "Network Appliance" name and logo, "FAServer(R)," "FilerView," "NetApp," "NetCache," and "SecureShare(R)" trademarks in the United States. Other United States trademarks and some of the other United States registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, and customers. We currently have multiple United States and international patent applications pending and multiple United States patents issued. See "-- Risk Factors -- If we are unable to protect our intellectual property we may be subject to increased competition that could materially adversely affect our operating results."

EMPLOYEES

     As of April 27, 2001, we had 2,403 employees. Of the total, 1,277 were in sales and marketing, 566 in research and development, 253 in finance and administration and 307 in operations. Our future performance depends in significant part on our key technical and senior management personnel, none of whom is bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.

EXECUTIVE OFFICERS

     Our executive officers and their ages as of May 25, 2001, are as follows:

             NAME            AGE                           POSITION
             ----            ---                           --------
    Daniel J.                50    Chief Executive Officer and Director
      Warmenhoven..........
    Thomas F. Mendoza......  50    President
    Jeffry R. Allen........  49    Executive Vice President, Finance and Operations,
                                   Chief Financial Officer
    David Hitz.............  38    Executive Vice President, Engineering
    James K. Lau...........  42    Executive Vice President and Chief Strategy Officer

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

     Thomas F. Mendoza was appointed to President in May 2000. Previously he served as our Senior Vice President, Worldwide Sales and Marketing from February 1999 and Senior Vice President, Worldwide Sales from 1998. Prior to that he served as Vice President, North American Sales. Prior to April 1994, Mr. Mendoza served in various capacities including Vice President, Sales at Work Group Technology, Vice President of North American Sales at Auspex Systems, Inc., and Vice President of Western Operations at Stratus Computer Corp. Mr. Mendoza holds a B.A. degree from the University of Notre Dame.

     Jeffry R. Allen was appointed to Executive Vice President, Finance and Operations in May 2000 and has served as our Chief Financial Officer, Executive Vice President of Operations, and Secretary since December 1996. From October 1994 to December 1996, Mr. Allen served in various capacities, including Senior Vice President of Operations and Vice President and Controller of Bay Networks, Inc. Prior to October 1994, Mr. Allen held various positions at SynOptics, Inc., the latest of which was Vice President and Controller. Before joining SynOptics, Inc., he held various positions at Hewlett-Packard Company, the latest of which was Controller of the Information Networks Group. Mr. Allen holds a B.S. degree from San Diego State University.

     David Hitz, a founder of Network Appliance, was appointed to Executive Vice President, Engineering in May 2000 and has served as our Senior Vice President, Engineering since February 2000. Prior to 1992, Mr. Hitz worked as a senior engineer at Auspex Systems, Inc., and held various engineering positions at MIPS Computer. Mr. Hitz holds a B.S. degree in computer science and electrical engineering from Princeton University.

     James K. Lau, a founder of Network Appliance, was appointed to Executive Vice President and Chief Strategy Officer in May 2000. Mr. Lau has served as our Vice President, Chief Technical Officer and Vice President of Engineering since April 1992. Prior to that, he served as director of software development at Auspex Systems, Inc. Prior to Auspex, he served as group manager of PC products at Bridge Communications, now known as 3Com. Mr. Lau holds a B.S. degree in computer science and mathematics from the University of California, Berkeley and a master's degree in computer engineering from Stanford University.

RISK FACTORS

     The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

FACTORS BEYOND OUR CONTROL COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

     Although we have experienced significant revenue growth in recent periods prior to the third quarter of fiscal 2001, this growth may not be indicative of our future operating results. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following:

     - general economic trends;

     - global trends related to Information Technology spending;

     - demand for storage and content delivery products;

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

     - our ability to develop, introduce, and market new products and enhancements in a timely manner;

     - supply constraints;

     - technological changes in our target product markets;

     - the levels of expenditure on research and development and expansion of our sales and marketing programs; and

     - seasonality.

     In addition, sales for any future quarter may vary and accordingly be inconsistent with our plans. We generally operate with limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Product sales are also difficult to forecast because the network storage market is rapidly evolving and our sales cycle varies substantially from customer to customer.

     Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors, as has been the case through the last two quarters of fiscal 2001. In such event, the trading price of our common stock would likely decrease.

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

     Our gross margins have been and may continue to be affected by a variety of other factors, including:

     - demand for storage and content delivery products;

     - discount levels and price competition;

     - direct versus indirect sales;

     - the mix of software as a percentage of revenue;

     - the mix and average selling prices of products;

     - new product introductions and enhancements; and

     - the cost of components, manufacturing labor, and quality.

A SIGNIFICANT PERCENTAGE OF OUR EXPENSES ARE FIXED WHICH COULD AFFECT OUR NET INCOME.

     Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations, as has been the case through the second half of fiscal 2001, net income will be disproportionately affected.

OUR FUTURE FINANCIAL PERFORMANCE DEPENDS ON GROWTH IN THE NETWORK STORAGE AND CONTENT DELIVERY MARKET AND ANY LACK OF GROWTH WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     All of our products address the storage and content delivery market. Accordingly, our future financial performance will depend in large part on continued growth in the storage and content delivery market and on emerging standards in these markets. We cannot assure you that the market for storage and content delivery will continue to grow or that emerging standards in these markets will not adversely affect the growth of UNIX, Windows NT and the World Wide Web server markets. In addition, our business also depends on general economic and business conditions. A reduction in demand for network storage and content delivery caused by weakening economic conditions and decreases in corporate spending has resulted in decreased revenues or lower revenue growth rates. The network storage and content delivery market growth declined significantly beginning in the third quarter of fiscal 2001, causing both our revenues and operating results to decline. If the network storage and content delivery markets grow more slowly than anticipated or if network storage and content delivery based on emerging standards other than those adopted by us become increasingly accepted by the market, our operating results could be materially adversely affected.

THE MARKET PRICE FOR OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND WILL LIKELY CONTINUE TO DO SO IN THE FUTURE.

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

     - announcements of new products, applications or product enhancements by us or our competitors; and

     - changes in our relationships with our suppliers, customers and strategic partners.

     In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies. Additionally, certain macro economic factors such as changes in interest rates as well as market climate for the high technology sector could also have an impact on the trading price of our stock. As a result, the market price of our common stock may fluctuate significantly in the future and any broad market decline, as well as our own operating results, may materially adversely affect the market price of our common stock.

THE SUCCESS OF OUR NETCACHE APPLIANCE PRODUCTS DEPENDS UPON MARKET ACCEPTANCE OF CACHING TECHNOLOGY AND CONTINUED GROWTH IN THE CONTENT DELIVERY MARKET.

     In late 1997, we released our NetCache appliance products, a new category of hardware-based Internet caching appliances designed to speed and manage the delivery of information stored on the Web. However, hardware-based caching technology is still developing.

     Our future financial performance will depend in part on the acceptance of caching technology and the acceptance of our NetCache appliance products. We cannot assure you that the caching appliance market will continue to grow at previous rates or at all.

IF WE ARE UNABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS AND RESPOND TO TECHNOLOGICAL CHANGE, OR IF OUR NEW PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

     Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage sub-systems and Internet caching devices, and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical risks. During fiscal 2001, we began shipping the F85, and F800 series, the NetCache C6100, the NetCache C3100, the NetCache C1100, and ContentDirector and ContentReporter content management software products. The NetCache platform with NetCache 5.0 software offers live and video-on-demand capability. However, we cannot assure you that any of our new products will achieve market acceptance. Additional product introductions in future periods may also impact the sales of existing products. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially adversely affected.

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

RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     We conduct business internationally. For the year ended April 27, 2001 approximately 38.0% of our net sales were to international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

     Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. All hedge contracts are marked to market through earnings every period. There can be no assurance that such hedging strategy will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

     We cannot assure you that we will be able to maintain or increase international market demand for our products. We believe our net sales will not increase in fiscal 2002 at the rate at which they grew in fiscal 2001.

AN INCREASE IN COMPETITION COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     The storage and content delivery markets are intensely competitive and are characterized by rapidly changing technology

     In the storage market, our filer appliances and data management software compete primarily against storage products and data management software from EMC Corporation, Hitachi Data Systems, Compaq Computer Corporation, Sun Microsystems, Inc., Hewlett-Packard Company, and IBM Corporation. We also encounter less frequent competition from companies including MTI Corp., Procom Technology, LSI Logic Corp., and Auspex Systems, Inc.

     In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including Cisco Systems, Inc., CacheFlow, Inc., Inktomi Corp., Akamai Technologies, Inc., and Volera.

     This past year has seen an increasing number of new, privately held companies attempting to enter our markets, some of which may become significant competitors in the future.

     We believe that the principal competitive factors affecting our market include but are not limited to:

     - Response time and performance

     - Scalability

     - Data availability

     - Multiprotocol data sharing

     - Acquisition price and low overall total cost of ownership

     - Ease-of-use and deployment

     - Customer service and support

     Although we believe that our products currently compete favorably with respect to these factors, we can not assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical, and other resources.

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

     We believe that the principal competitive factors affecting our market include product features such as response time, reliability, data availability, scalability, ease of use, price, multi-protocol capabilities and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

WE RELY ON A LIMITED NUMBER OF SUPPLIERS AND ANY DISRUPTION OR TERMINATION OF THESE SUPPLY ARRANGEMENTS COULD DELAY SHIPMENT OF OUR PRODUCTS AND COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     We rely on a limited number of suppliers of several key components utilized in the assembly of our products. We purchase most of our disk drives through a single supplier. We purchase computer boards and microprocessors from a limited number of suppliers. Our reliance on a limited number of suppliers involves several risks, including:

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

     We are continuously evaluating alliances and external investment in technologies related to our business. We have already made relatively small strategic investments in a number of network storage related technology companies and acquired two companies since the beginning of fiscal 2001. Equity investments may result in the loss of investment capital. Acquisitions of companies or products and alliances and strategic investments entail numerous risks, and we cannot assure you that we will be able to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value. In addition, we may experience a diversion of management's attention, the loss of key employees of acquired operations or the inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition and results of operation.

WE CANNOT ASSURE YOU THAT OUR OEM RELATIONSHIPS WITH DELL COMPUTER CORPORATION AND FUJITSU LIMITED WILL GENERATE SIGNIFICANT REVENUE.

     While our agreements with Dell Computer Corporation and Fujitsu Limited are an element of our strategy to increase penetration in the Windows NT market, neither Dell Computer Corporation nor Fujitsu Limited have made purchase commitments for our products. Currently we do not, and cannot assure you that we will generate significant revenue from these agreements.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY BE SUBJECT TO INCREASED COMPETITION THAT COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered trademarks including our "Network Appliance" name and logo, "FAServer," "FilerView," "NetApp," "NetCache" and "SecureShare" trademarks in the United States. Other United States trademarks and some of the other United States -- registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We currently have multiple United States and international patent applications pending and multiple United States patents issued. The pending applications may not be approved and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.

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

PROTECTIVE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS COULD MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

     Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, certain provisions of our bylaws pertaining to the future elimination of cumulative voting and shareholder action by written consent could delay or make more difficult a proxy contest involving us, which could materially adversely affect the market price of our common stock.

WE RELY ON A CONTINUOUS POWER SUPPLY AND ANY POWER SHORTAGE COULD INTERRUPT OUR MANUFACTURING OPERATIONS AND COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts. We currently have limited backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers/suppliers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply or our suppliers' power supply, we could be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities or our suppliers' facilities to manufacture products could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could materially adversely affect our operating results.

ITEM 2. PROPERTIES

     In fiscal 2000, we executed agreements to acquire approximately 37.7 acres of land in Sunnyvale, California. These sites will support expansion of approximately 800,000 square feet to accommodate future growth. In fiscal 1999, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. This headquarter site consolidated general administration, sales and marketing, research and development, customer services and manufacturing operations.

     We have commitments related to operating lease arrangements, under which we have an option to purchase various properties for an aggregate of $309.0 million, or arrange for the sale of the properties to a third party for at least the option price with a contingent liability for any deficiency. We lease other sales offices and research and development facilities throughout the United States and internationally. We believe that our existing facilities and those being developed in Sunnyvale are adequate for our requirements over at least the next two years and that additional space will be available as needed.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "NTAP." As of April 27, 2001, there were 883 holders of record of the common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq National Market, adjusted to reflect the effect of the December 20, 1999 and March 22, 2000 two-for-one stock splits.

                                                   FISCAL 2001          FISCAL 2000
                                                -----------------    -----------------
                                                 HIGH       LOW       HIGH       LOW
                                                -------    ------    -------    ------
First Quarter.................................  $112.56    $57.94    $ 15.84    $ 9.91
Second Quarter................................   148.63     76.94      19.58     12.78
Third Quarter.................................   121.00     49.38      59.06     18.50
Fourth Quarter................................    59.94     11.81     120.19     50.19

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FIVE FISCAL YEARS ENDED APRIL 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         2001         2000        1999        1998       1997
                                      ----------    --------    --------    --------    -------
Net Sales...........................  $1,006,186    $579,300    $289,420    $166,163    $93,333
Income From Operations..............     109,657     105,368      55,126      32,658      3,083
Net Income..........................      74,886      73,792      35,613      20,965        250
Net Income Per Share, Basic.........        0.23        0.25        0.13        0.08       0.00
Net Income Per Share, Diluted.......        0.21        0.21        0.11        0.07       0.00
Total Assets........................   1,036,252     592,233     346,347     115,736     68,941
Long-Term Obligations...............      13,031         333          93         163        232
Total Shareholder's Equity..........     804,448     478,746     295,724      86,265     54,029

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

Overview

     We pioneered the concept of the "network appliance" for storage -- an extension of the industry trend toward dedicated, specialized products that perform a single function. Today we are a leader in delivering high-performance network storage and content delivery solutions on a network. Our storage and content delivery platforms (filers and NetCache appliances) are coupled with content distribution and reporting software. This Center-to-Edge solution offers seamless data management from the back-end data center to the edge of the network quickly, simply, and reliably.

     We derive a substantial portion of our revenue from the sales of our network filer and caching appliances. As a result, a reduction in the demand for our filer and NetCache appliances due to increased competition, a general decline in the market for network storage and content delivery or other factors could materially adversely affect our operating results.

     Our gross margin has been and may continue to be affected by a variety of other factors, including:

     - demand for storage and content delivery products;

     - discount levels and price competition;

     - product configuration;

     - direct versus indirect sales;

     - the mix of software as a percentage of revenue;

     - the mix and average selling prices of products;

     - new product introductions and enhancements; and

     - the cost of components, manufacturing labor and quality.

     Operating results have not been materially adversely affected by seasonality in the past. However, because of the significant summer seasonal effects experienced within the industry, particularly in Europe, our future operating results could be materially adversely affected by seasonality.

     For the year ended April 30, 2001 approximately 38.0% of our net sales were derived from international customers (including United States exports). Accordingly our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control. For more information on risks associated with our international operations, see "Item
1 -- Business -- Risk Factors -- Risks inherent in our international operations could have a material adverse effect on our operating results."

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

                                                               YEARS ENDED APRIL 30,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Net Sales...................................................  100.0%   100.0%   100.0%
Cost of Sales...............................................   39.9     40.7     40.8
                                                              -----    -----    -----
  Gross Margin..............................................   60.1     59.3     59.2
                                                              -----    -----    -----
Operating Expenses:
  Sales and Marketing.......................................   28.7     26.6     26.0
  Research and Development..................................   12.0     10.6     10.4
  General and Administrative................................    4.0      3.6      3.4
  Amortization of Intangible Assets.........................    1.2       --       --
  In-process Research and Development.......................    2.7       --       --
  Stock Compensation........................................    0.6      0.2      0.3
                                                              -----    -----    -----
          Total Operating Expenses..........................   49.2     41.1     40.1
                                                              -----    -----    -----
Income From Operations......................................   10.9     18.2     19.1
Other Income, Net...........................................    2.3      1.5      0.6
                                                              -----    -----    -----
Income Before Income Taxes..................................   13.2     19.7     19.7
Provision for Income Taxes..................................    5.8      7.0      7.4
                                                              -----    -----    -----
Net Income..................................................    7.4%    12.7%    12.3%
                                                              =====    =====    =====

FISCAL 2001 COMPARED TO FISCAL 2000

     Business Combinations -- During the first quarter of fiscal 2001, we acquired Orca Systems, Inc. for a purchase price of $50.0 million in common stock, assumed options and cash, with an obligation to provide 264,497 shares of common stock, which will result in additional stock compensation charges if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities. The acquisition was accounted for as a purchase. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to existing workforce and goodwill are being amortized on a straight-line basis over three-and five-year periods, respectively. Approximately $26.7 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

     During the third quarter of fiscal 2001, we acquired WebManage Technologies, Inc. for $59.4 million in common stock, assumed options and cash, with an obligation to provide shares of common stock to be valued at $3.0 million, if certain performance criteria are achieved. The performance criteria were met in March 2001 and the contingent consideration has been recorded as stock compensation in the fourth quarter of 2001. We also paid certain transaction costs and assumed certain operating assets and liabilities. The acquisition was accounted for as a purchase. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to existing technology and workforce are being amortized on a straight-line basis over three years and amounts allocated to goodwill are being amortized over five years.

     Net Sales -- Net sales increased by 73.7% to $1,006.2 million in fiscal 2001, from $579.3 million in fiscal 2000. Net sales growth was across all geographies, products and markets. This increase in net sales was primarily attributable to a higher volume of units shipped, as compared to the corresponding period of the prior fiscal year. This growth in volume declined in the second half of fiscal 2001. Factors impacting unit growth include:

     - demand for our F700 filers utilizing primarily fibre-channel disks;

     - introduction of our new higher capacity F840, mid-range F820 and F85 entry-level filer products;

     - increased worldwide demand for our NetCache appliances and content delivery network solutions;

     - increased worldwide shipment of NetApp Cluster Failover solutions, which require another filer to take over in the event of a hardware failure;

     - increased demand for the SnapMirror software option, which requires multiple filers to provide remote mirroring of data for quick disaster recovery and backup at remote sites;

     - expansion of our sales organization to 976 in fiscal 2001 from 582 in fiscal 2000; and

     - increased sales through indirect channels, including sales through our OEM partners, representing 23.9% and 28.0% of total net sales for fiscal 2001 and 2000, respectively.

     Net sales growth was also positively impacted by:

     - a higher average selling price of our add-on software options:
       SnapMirror, SnapRestore and SnapManager for Microsoft Exchange and Cluster Failover, supporting mission-critical applications;

     - a higher average selling price of our new high-end F840 filer;

     - a higher average selling price due to the introduction of NetCache software features, including ContentReporter and ContentDirector;

     - the increase in storage capacity;

     - increased add-on software revenue from Multi-Protocol solutions; and

     - higher software subscription and service revenues to support a growing installed base.

     Overall net sales growth was partially offset by:

     - declining demand for our products in the second half of fiscal 2001;

     - declining average selling price of the F700 filers and caching products due to competitive pricing; and

     - declining unit sales of our older product family.

     International net sales (including United States exports) grew by 115.0% for fiscal 2001 as compared to fiscal 2000. International net sales were $382.5 million, or 38.0% of total net sales for fiscal 2001. The increase in international sales for fiscal 2001, was primarily a result of European and Asia Pacific net sales growth, due to increased headcount in the direct sales force, increased indirect channel sales, increased shipments of filers, Cluster Failover solutions and NetCache appliances and increased sales of add-on software licenses, as compared to the corresponding periods of the prior fiscal year. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe our international net sales will not increase in fiscal 2002 at the rate at which they grew in fiscal 2001.

     Gross Margin -- Gross margin increased to 60.1% of net sales for fiscal 2001, from 59.3% for fiscal 2000.

     Gross margin was favorably impacted by:

     - increased licensing of add-on software options such as Multi-Protocol, Cluster Failover, SnapMirror, SnapRestore, SnapManager and new software introductions including ContentReporter and ContentDirector;

     - growth in software subscriptions due primarily to a larger installed base;

     - lower costs of key components;

     - the increase in product volume;

     - increased manufacturing efficiencies; and

     - a mix shift to high-end F840 systems sold as diskless upgrades, carrying higher margin than configured systems.

     Gross margin was negatively impacted by sales price reductions on storage products due to competitive pricing pressure, higher disk content with an expanded storage capacity for the F840 filer, lower sales volume in the second half of fiscal 2001, lower of cost or market adjustments to inventory and increased investments in customer service.

     Our gross margin has been and may continue to be affected by a variety of factors, including:

     - demand for our products;

     - discount levels and price competition;

     - product configuration;

     - direct versus indirect sales;

     - the mix of software as a percentage of revenue;

     - the mix and average selling prices of products;

     - new product introductions and enhancements; and

     - the cost of components, manufacturing labor and quality.

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 87.8% to $289.0 million for fiscal 2001 from $153.9 million for fiscal 2000. These expenses were 28.7% and 26.6% of net sales for fiscal 2001 and 2000, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and customer service organizations, expansion of various marketing and industry initiatives, increased commission expenses in the first three quarters and disposal of certain capital assets in the fourth quarter. Sales and marketing headcount increased to 1,277 in fiscal 2001 from 775 in fiscal 2000. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We do not expect to increase our sales and marketing expenses materially in fiscal 2002.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 96.4% to $120.9 million in fiscal 2001 from $61.6 million in fiscal 2000. These expenses represented 12.0% and 10.6% of net sales, for fiscal year 2001 and 2000, respectively. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, operating impact of Orca and WebManage acquisitions, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies, including the NetApp F85, F800 series filers and the new generation of our NetCache appliances coupled with our content distribution and reporting software. Research and development headcount increased to 566 in fiscal 2001 from 327 in fiscal 2000. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase moderately in absolute dollars. For both fiscal 2001 and 2000, no software development costs were capitalized.

     General and Administrative -- General and administrative expenses increased 90.7% to $40.2 million in fiscal 2001, from $21.5 million in fiscal 2000. These expenses represented 4.0% and 3.6% of net sales, for fiscal

2001 and 2000, respectively. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to enhance enterprise-wide management information systems and increased professional service fees. General and administrative headcount increased to 253 in fiscal 2001 from 162 in fiscal 2000. We believe that our general and administrative expenses will not increase significantly in absolute dollars in fiscal 2002.

     Amortization of Intangible Assets -- Amortization of intangible assets represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of April 30, 2001, including goodwill, existing workforce and technology, are being amortized over the estimated useful life of three to five-year periods. We assess the recoverability of intangible assets by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations was $11.7 million and $0.2 million in fiscal 2001 and 2000, respectively.

     In-process Research and Development -- We incurred in-process research and development charges of approximately $26.7 million in fiscal 2001 related to the acquisition of Orca. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations, because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from 264,497 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition.

     We believe we can utilize the Orca acquisition to develop the first virtual interface-based (VI) next generation of network storage systems. We are leveraging VI architecture to develop the Direct Access File System (DAFS) protocol. DAFS enables data transfers straight from the file server, allowing clusters of application servers in heterogeneous environments to share data from the memory of one system to the memory of another without involving general-purpose operating systems, thereby improving CPU utilization and speeding up data access. We expect to continue the development of products using this protocol and believe that there is a reasonable chance of successfully delivering initial products in calendar year 2001. However, there is risk associated with the completion of the in-process project and there can be no assurance that such project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations or gain market acceptance.

     Stock Compensation -- We account for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," for employee compensation awards and comply with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $6.2 million and $1.3 million in fiscal 2001 and 2000, respectively. This increase was primarily attributable to the recognition of stock compensation of unvested options assumed in the WebManage acquisition, issuance of contingently issuable milestones shares, increased participation in the salaried stock option grant program by certain highly compensated employees and non-employee stock options awards.

     Total Other Income, net -- Total other income, net, was $23.4 million and $9.0 million in fiscal 2001 and 2000, respectively. The increase in interest income was primarily due to increased cash and short-term investments generated from operations and net proceeds from stock option exercises.

     Provision for Income Taxes -- Our effective tax was 34.5%, excluding the effect of non-deductible amortization of goodwill and acquired in-process research and development of $35.5 million for fiscal 2001. The effective tax rate for fiscal 2000 was 35.5%. The effective tax rates differed from the U.S. statutory rate primarily due to state taxes, credits, tax exempt interest, goodwill amortization and acquired in-process research and development.

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

     Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 104.4% to $153.9 million for fiscal 2000 from $75.3 million for fiscal 1999. These expenses were 26.6% and 26.0% of net sales for fiscal 2000 and 1999, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion and increased headcount growth of our sales and customer service organizations, and increased commission expenses. Sales and marketing headcount increased from 411 at April 30, 1999 to 775 at April 30, 2000. In fiscal 2000, we launched various marketing and advertising programs, which also contributed to absolute dollar increases in sales and marketing expenses. We expect to continue to increase our sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe that our continued growth and profitability is dependent in part on the successful expansion of our international operations, and therefore, have committed significant resources to increase international sales.

     Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 105.5% to $61.6 million in fiscal 2000 from $30.0 million in fiscal 1999. These expenses represented 10.6% and 10.4% of net sales, for fiscal 2000 and 1999, respectively. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies. Research and development headcount increased from 198 at April 30, 1999 to 327 at April 30, 2000. In fiscal 2000, we shipped new enterprise software offerings and data management tools with SnapManager for Microsoft Exchange and ApplianceWatch. We also introduced new caching products which included NetCache software release 4.0 and NetCache 4.1, adding streaming media support for Apple QuickTime, Microsoft Windows Media and RealNetworks Real System G2 users, delivering live broadcasting on the Internet. In fiscal 1999, we introduced the F700 series filers, the Cluster Failover solutions, the C700 caching products, SnapMirror, SnapRestore, and SecureAdmin(TM). We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase in absolute dollars. For both fiscal 2000 and 1999, no software development costs were capitalized.

     General and Administrative -- General and administrative expenses increased 114.1% to $21.1 million in fiscal 2000, from $9.9 million in fiscal 1999. These expenses represented 3.6% and 3.4% of net sales, for fiscal 2000 and 1999, respectively. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to implement enterprise-wide management information systems, increases in professional services, consulting fees and outside service fees. General and administrative headcount increased from 80 at April 30, 1999 to 162 at April 30, 2000. We believe that our general and administrative expenses will increase in absolute dollars as we continue to build our infrastructure.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2001, as compared to the April 30, 2000 balances, our cash, cash equivalents and short-term investments increased by $10.5 million to $364.0 million. Working capital decreased by $3.1 million to $416.7 million. The decrease was primarily a result of $193.7 million restricted cash used to collateralize our operating leases. We generated cash from operating activities totaling $218.4 million and $118.1 million in fiscal 2001 and fiscal 2000, respectively. Net cash provided by operating activities in fiscal 2001 was principally related to net income of $74.9 million, increases in accounts payable, income taxes payable, accrued compensation and related benefits and deferred revenue, decreases in prepaid expenses and other, coupled with depreciation, in-process research and development, amortization of intangibles, stock compensation amortization, partially offset by increases in accounts receivable, inventories, deferred income taxes and decrease in other accrued liabilities.

     We used $83.7 million and $40.8 million of cash in fiscal 2001 and fiscal 2000, respectively, for capital expenditures. The increase was primarily attributed to upgrades of software and computer equipment purchases and furniture and fixtures for the Sunnyvale headquarters facility. We have used $14.3 million and $68.9 in fiscal 2001 and fiscal 2000, respectively, for net purchases of short-term investments. In June 2000, we acquired Orca for a purchase price of approximately $50.0 million, including common stock, contingently issuable common stock, assumed options, cash payments of $2.0 million and related transaction costs. In November 2000, we acquired WebManage for a purchase price of approximately $59.4 million, including common stock, contingently issuable common stock, assumed options, cash payments of $5.0 million and related transaction costs. Investing activities in fiscal 2001 also included new equity investments of $7.0 million.

     We have used $113.3 million in fiscal 2001 for financing activities and received $53.8 million for the corresponding period of the prior fiscal year. The increase in cash provided by sales of common stock in fiscal 2001, compared to the corresponding period of the prior fiscal year, was due to an increased quantity of stock options exercised at a higher average exercise price and a greater number of employees participating in the employee stock purchase plan. Offsetting this increase for the fiscal year 2001 was restricted cash of $193.7 million used to collateralize operating leases. See Note 4 to the Notes to the Condensed Consolidated Financial Statements.

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

NEW ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instrument embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We will adopt SFAS effective May 1, 2001 and do not expect that the adoption will have a significant impact on our financial position, results of operations or cash flow.

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

Market Interest and Interest Income Risk

     Interest and Investment Income -- As of April 27, 2001, we had short-term investments of $92.1 million. Our investment portfolio consists of highly liquid investments with original maturities at the date of purchase between three and twelve months and investment in marketable equity securities in certain technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 27, 2001, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

     Operating Lease Commitments -- As of April 27, 2001, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly London Interbank Offered Rate (LIBOR) rate plus a spread. A hypothetical 10 percent increase in interest rates would increase our annual rent expense under operating lease commitments by approximately $1.5 million. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. Our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate. Moreover, a total of $193.7 million in operating leases are collateralized with investments that have similar, and thus offsetting, interest rate characteristics.

Market Price Risk

     Equity Securities -- We are also exposed to market price risk on our equity securities included in our short-term investments. These investments are in high technology companies in the volatile high-technology industry sector. We do not attempt to reduce or eliminate our market exposure on these securities and as a result, the amount of income or loss and cash flow that we ultimately realize from these investments in future periods may vary materially from the current unrealized amount. A 50% adverse change in the equity price would result in an approximate $4.1 million decrease in the fair value of our equity securities as of April 27, 2001 (no such equity securities were held as of April 30, 2000).

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

     The following table provides information about our foreign exchange forward contracts outstanding on April 27, 2001, (in thousands):

                                                  FOREIGN        CONTRACT VALUE    FAIR VALUE
            CURRENCY              BUY/SELL    CURRENCY AMOUNT         USD            IN USD
            --------              --------    ---------------    --------------    ----------
AUD.............................    Sell          17,312            $ 8,693         $ 8,733
CHF.............................    Sell           5,300            $ 3,082         $ 3,048
GBP.............................    Sell          18,085            $25,845         $25,878
EUR.............................    Sell          50,728            $44,324         $44,726

     The following table provides information about our foreign exchange forward contracts outstanding on April 30, 2000, (in thousands):

                                                  FOREIGN        CONTRACT VALUE    FAIR VALUE
            CURRENCY              BUY/SELL    CURRENCY AMOUNT         USD            IN USD
            --------              --------    ---------------    --------------    ----------
CHF.............................    Sell           4,013            $ 2,300         $ 2,333
GBP.............................    Sell           6,929            $10,231         $10,885
EUR.............................    Sell           6,005            $ 5,464         $ 4,595

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Network Appliance, Inc.:

     We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 14(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 14, 2001

                            NETWORK APPLIANCE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    APRIL 30,
                                                              ----------------------
                                                                 2001         2000
                                                              ----------    --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  271,931    $279,014
  Short-term investments....................................      92,094      74,477
  Accounts receivable, net of allowances of $4,030 in 2001
     and $3,039 in 2000.....................................     186,956     108,902
  Inventories...............................................      22,504      20,434
  Prepaid expenses and other................................      25,745      27,958
  Deferred income taxes.....................................      36,287      22,215
                                                              ----------    --------
          Total current assets..............................     635,517     533,000
RESTRICTED CASH.............................................     193,747          --
PROPERTY AND EQUIPMENT, NET.................................     103,238      47,949
INTANGIBLE ASSETS...........................................      79,510         389
OTHER ASSETS................................................      24,240      10,895
                                                              ----------    --------
                                                              $1,036,252    $592,233
                                                              ==========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   64,892    $ 34,061
  Income taxes payable......................................      21,844         507
  Accrued compensation and related benefits.................      50,523      34,902
  Other accrued liabilities.................................      23,198      20,781
  Deferred revenue..........................................      58,316      22,903
                                                              ----------    --------
          Total current liabilities.........................     218,773     113,154
LONG-TERM DEFERRED REVENUE..................................      12,882         279
LONG-TERM OBLIGATIONS.......................................         149          54
                                                              ----------    --------
                                                                 231,804     113,487
                                                              ----------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000 shares authorized;
     shares outstanding: none in 2001 and 2000..............          --          --
  Common stock, no par value; 880,000 shares authorized:
     shares outstanding: 328,746 in 2001 and 311,803 in
     2000...................................................     616,595     352,693
  Deferred stock compensation...............................     (12,044)     (1,174)
  Retained earnings.........................................     204,632     129,746
  Cumulative other comprehensive loss.......................      (4,735)     (2,519)
                                                              ----------    --------
          Total shareholders' equity........................     804,448     478,746
                                                              ----------    --------
                                                              $1,036,252    $592,233
                                                              ==========    ========

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED APRIL 30,
                                                            ----------------------------------
                                                               2001         2000        1999
                                                            ----------    --------    --------
NET SALES.................................................  $1,006,186    $579,300    $289,420
COST OF SALES.............................................     401,707     235,846     118,120
                                                            ----------    --------    --------
  Gross margin............................................     604,479     343,454     171,300
                                                            ----------    --------    --------
OPERATING EXPENSES:
  Sales and marketing.....................................     289,003     153,877      75,267
  Research and development................................     120,938      61,566      29,958
  General and administrative..............................      40,238      21,098       9,852
  Amortization of intangible assets.......................      11,732         200         200
  In-process research and development.....................      26,688          --          --
  Stock compensation(1)...................................       6,223       1,345         897
                                                            ----------    --------    --------
          Total operating expenses........................     494,822     238,086     116,174
                                                            ----------    --------    --------
INCOME FROM OPERATIONS....................................     109,657     105,368      55,126
OTHER INCOME (EXPENSE):
  Interest income.........................................      22,204      10,846       2,645
  Other income (expense), net.............................       1,148      (1,808)       (781)
                                                            ----------    --------    --------
          Total other income, net.........................      23,352       9,038       1,864
                                                            ----------    --------    --------
INCOME BEFORE INCOME TAXES................................     133,009     114,406      56,990
PROVISION FOR INCOME TAXES................................      58,123      40,614      21,377
                                                            ----------    --------    --------
NET INCOME................................................  $   74,886    $ 73,792    $ 35,613
                                                            ==========    ========    ========
NET INCOME PER SHARE:
  Basic...................................................  $     0.23    $   0.25    $   0.13
                                                            ==========    ========    ========
  Diluted.................................................  $     0.21    $   0.21    $   0.11
                                                            ==========    ========    ========
SHARES USED IN PER SHARE CALCULATIONS:
  Basic...................................................     320,435     299,370     273,740
                                                            ==========    ========    ========
  Diluted.................................................     359,824     345,171     311,724
                                                            ==========    ========    ========
---------------
(1) Deferred stock compensation:
       Sales and marketing................................  $    1,054    $    619    $    259
       Research and development...........................       1,738         499         499
       General and administrative.........................         431         227         139
     Milestones shares (Note 11):
       Research and development...........................       1,000          --          --
       General and administrative.........................       2,000          --          --
                                                            ----------    --------    --------
                                                            $    6,223    $  1,345    $    897
                                                            ==========    ========    ========

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                      RETAINED      CUMULATIVE
                                                   COMMON STOCK        DEFERRED       EARNINGS         OTHER
                                                ------------------      STOCK       (ACCUMULATED   COMPREHENSIVE
                                                SHARES     AMOUNT    COMPENSATION     DEFICIT)         LOSS         TOTAL
                                                -------   --------   ------------   ------------   -------------   --------
BALANCES, APRIL 30, 1998......................  269,184   $ 66,422     $   (498)      $ 20,341        $    --      $ 86,265
Components of comprehensive income:
  Net income..................................       --         --           --         35,613             --        35,613
  Currency translation adjustment.............       --         --           --             --           (323)         (323)
                                                                                                                   --------
         Total comprehensive income...........                                                                       35,290
Issuance of common stock......................   10,724     16,942           --             --             --        16,942
Repurchase of common stock....................      (84)      (280)          --             --             --          (280)
Issuance of common stock pursuant to follow-on
  public offering, net........................   11,500    138,834           --             --             --       138,834
Deferred stock compensation...................       --        916         (916)            --             --            --
Amortization of deferred stock compensation...       --         --          667             --             --           667
Reversal of deferred stock compensation due to
  employee terminations.......................       --        (33)          33             --             --            --
Other stock compensation expense..............       --        230           --             --             --           230
Income tax benefit from employee stock
  transactions................................       --     17,776           --             --             --        17,776
                                                -------   --------     --------       --------        -------      --------
BALANCES, APRIL 30, 1999......................  291,324    240,807     $   (714)      $ 55,954        $  (323)     $295,724
Components of comprehensive income:
  Net income..................................       --         --           --         73,792             --        73,792
  Currency translation adjustment.............       --         --           --             --         (2,204)       (2,204)
  Unrealized gain on investments..............       --         --           --             --              8             8
                                                                                                                   --------
         Total comprehensive income...........                                                                       71,596
Issuance of common stock......................   20,479     53,833           --             --             --        53,833
Deferred stock compensation...................       --      1,845       (1,845)            --             --            --
Amortization of deferred stock compensation...       --         --        1,345             --             --         1,345
Reversal of deferred stock compensation due to
  employee terminations.......................       --        (40)          40             --             --            --
Income tax benefit from employee stock
  transactions................................       --     56,248           --             --             --        56,248
                                                -------   --------     --------       --------        -------      --------
BALANCES, APRIL 30, 2000......................  311,803   $352,693     $ (1,174)      $129,746        $(2,519)     $478,746
Components of comprehensive income:
  Net income..................................       --         --           --         74,886             --        74,886
  Currency translation adjustment.............       --         --           --             --           (790)         (790)
  Unrealized loss on investments..............       --         --           --             --         (1,426)       (1,426)
                                                                                                                   --------
         Total comprehensive income...........                                                                       72,670
Issuance of common stock......................   15,924     80,510           --             --             --        80,510
Common shares issued and options assumed
  pursuant to business acquisitions...........      918    101,237           --             --             --       101,237
Issuance of milestone shares..................      101      3,000           --             --             --         3,000
Deferred stock compensation...................       --     14,127      (14,127)            --             --            --
Amortization of deferred stock compensation...       --         --        3,223             --             --         3,223
Reversal of deferred stock compensation due to
  employee terminations.......................       --        (34)          34             --             --            --
Income tax benefit from employee stock
  transactions................................       --     65,062           --             --             --        65,062
                                                -------   --------     --------       --------        -------      --------
BALANCES, APRIL 30, 2001......................  328,746   $616,595     $(12,044)      $204,632        $(4,735)     $804,448
                                                =======   ========     ========       ========        =======      ========

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED APRIL 30,
                                                           ----------------------------------
                                                             2001         2000         1999
                                                           ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................  $  74,886    $  73,792    $ 35,613
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.......................     30,528       14,163       7,279
     In-process research and development.................     26,688           --          --
     Amortization of intangibles.........................     11,732          200         200
     Stock compensation expense..........................      6,223        1,345         897
     Loss on disposal of equipment.......................      9,356        1,904       1,221
     Provision for doubtful accounts.....................        991        1,153       1,075
     Deferred income taxes...............................    (35,467)     (11,614)     (5,084)
     Deferred rent.......................................         95          (39)        (70)
     Changes in assets and liabilities:
       Accounts receivable...............................    (79,031)     (53,230)    (24,188)
       Inventories.......................................    (13,683)     (12,425)     (4,934)
       Prepaid expenses and other assets.................         47      (16,320)     (5,060)
       Accounts payable..................................     30,771       18,935       5,085
       Income taxes payable..............................     93,166       55,647      17,102
       Accrued compensation and related benefits.........     15,472       19,713       6,704
       Other accrued liabilities.........................     (1,279)      13,148       3,432
       Deferred revenue..................................     47,858       11,708       6,675
                                                           ---------    ---------    --------
          Net cash provided by operating activities......    218,353      118,080      45,947
                                                           ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments....................   (165,897)     (99,514)    (18,680)
  Redemptions of short-term investments..................    151,595       30,650      23,680
  Purchases of property and equipment....................    (83,685)     (40,819)    (15,474)
  Purchases of equity securities.........................     (7,041)      (7,000)         --
  Purchases of businesses, net of cash acquired..........     (7,171)          --          --
  Payment of deposits, net...............................         --        2,500      (7,000)
                                                           ---------    ---------    --------
          Net cash used in investing activities..........   (112,199)    (114,183)    (17,474)
                                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net................     80,510       53,833     155,496
  Increase in restricted cash............................   (193,747)          --          --
                                                           ---------    ---------    --------
          Net cash provided by (used in) financing
            activities...................................   (113,237)      53,833     155,496
                                                           ---------    ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....     (7,083)      57,730     183,969
CASH AND CASH EQUIVALENTS:
  Beginning of year......................................    279,014      221,284      37,315
                                                           ---------    ---------    --------
  End of year............................................  $ 271,931    $ 279,014    $221,284
                                                           =========    =========    ========

                See notes to consolidated financial statements.

                            NETWORK APPLIANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

 1. THE COMPANY

     Network Appliance, Inc., incorporated in the state of California in April 1992, and its subsidiaries engaged in the design, manufacturing, marketing and support of high-performance network storage and content delivery solutions which provide fast, simple, reliable, cost-effective and seamless data management from back-end data center to the edge of the network.

 2. SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year -- We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying consolidated financial statements that our fiscal year end is April 30. Fiscal 2001 and fiscal 2000 were 52-week fiscal years. Fiscal 1999 was a 53-week fiscal year.

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

     Short-term Investments -- Our short-term investments consist of securities with original maturities ranging between three and twelve months. All of our investments are classified as available-for-sale, which are measured at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive loss, a separate component of shareholders' equity, until realized. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. Available-for-sale investments are reviewed for evidence of reductions in market value that are other than temporary. Management believes that no such impairments have occurred at April 30, 2001. Approximately $193,747 of our investment portfolio at April 30, 2001 is invested in a certificate of deposit and is restricted to collateralize our operating leases and classified as non-current restricted cash.

     Investments in Non-Public Companies -- We have certain investments in non-publicly traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence. These investments are included in other assets on the balance sheet and are carried at cost. We monitor these investments for impairment and make appropriate reductions in carrying value when reductions in market value are other than temporary.

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

     Revenue Recognition -- In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. This generally occurs at the time of shipment. We also record estimated product return, warranty reserves and other allowances based on historical experience. Revenues from software subscriptions, which entitle customers to software updates, including bug fixes, patch releases and major revisions, and services are

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

recognized over the terms of the related contractual periods and were less than 10% of net sales in fiscal 2001, 2000 and 1999.

     Advertising Costs -- Advertising costs are charged to operations when incurred. Advertising expenses for fiscal 2001, 2000 and 1999 were approximately $5,258, $2,594 and $1,072, respectively.

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

     In fiscal 1999, we determined that the functional currencies of certain of our foreign subsidiaries had changed from the U.S. dollar to the local currencies. Accordingly, for fiscal 2001, 2000 and 1999, assets and liabilities of our foreign subsidiaries are translated in U.S. dollars at the exchange rates in effect as of the balance sheet date, and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments have been included within shareholders' equity as part of cumulative other comprehensive loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

     Certain Significant Risks and Uncertainties -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     We are subject to certain risks, including without limitation, risks relating to fluctuating operating results, customer and market acceptance of new products, dependence on new products, rapid technological change, litigation, dependence on growth in the network storage and content delivery market, management of international operations, product concentration, changing product mix, competition, reliance on a limited number of suppliers, equity investments and acquisitions, management of our operations in light of reduced demand for our products, dependence on high-quality components, dependence on proprietary technology, intellectual property rights, dependence on key personnel, volatility of stock price, shares eligible for future sale, effect of certain anti-takeover provisions and dilution and dependence on a continuous power supply.

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

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

     Comprehensive Income -- During fiscal 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income for the years ended April 30, 2001, 2000 and 1999 has been disclosed within the consolidated statements of shareholders' equity and comprehensive income.

     Net Income Per Share -- Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options.

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

                                                           YEARS ENDED APRIL 30
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
NET INCOME (NUMERATOR):
  Net income.......................................  $ 74,886    $ 73,792    $ 35,613
                                                     ========    ========    ========
SHARES (DENOMINATOR):
  Weighted average common shares outstanding.......   320,692     299,554     275,060
  Weighted average common shares outstanding
     subject to repurchase.........................      (257)       (184)     (1,320)
                                                     --------    --------    --------
  Shares used in basic computation.................   320,435     299,370     273,740
  Weighted average common shares outstanding
     subject to repurchase.........................       257         184       1,320
  Common shares issuable upon exercise of stock
     options.......................................    39,132      45,617      36,664
                                                     --------    --------    --------
  Shares used in diluted computation...............   359,824     345,171     311,724
                                                     ========    ========    ========
NET INCOME PER SHARE:
  Basic............................................  $   0.23    $   0.25    $   0.13
                                                     ========    ========    ========
  Diluted..........................................  $   0.21    $   0.21    $   0.11
                                                     ========    ========    ========

     At April 30, 2001, 2000 and 1999, 18,005 and 537 and 1,410 shares of common stock options with a weighted average exercise price of $59.45, $95.00 and $13.36 respectively, were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the periods.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     Statements of Cash Flows -- Supplemental cash flow and noncash investing and financing activities are as follows:

                                                            YEARS ENDED APRIL 30
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid..................................  $  6,688    $ 4,517    $ 7,985
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Deferred stock compensation........................    14,093      1,805        883
  Income tax benefit from employee stock
     transactions....................................    65,062     56,248     17,776
  Conversion of evaluation inventory to fixed
     assets..........................................    10,892      3,723      1,665
  Common stock issued and options assumed for
     acquired businesses.............................   101,237         --         --
  Conversion of equity securities to short-term
     investments.....................................     6,000         --         --
  Milestone shares issued............................     3,000         --         --

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

     Stock-Based Compensation -- We record stock compensation in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and all of its interpretations for employee awards and in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards.

     Accounting for Intangible and Long-Lived Assets -- Intangible assets include goodwill and other intangible assets such as existing workforce and existing technology, which are amortized on a straight-line basis over their estimated useful life of three to five-year periods. We evaluate the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Recently Issued Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We will adopt SFAS 133 effective May 1, 2001 and do not expect that the adoption will have a significant impact on our financial position, results of operations or cash flows.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

 3. BALANCE SHEET COMPONENTS

SHORT-TERM INVESTMENTS

     The following is a summary of investments at April 30, 2001:

                                                              UNREALIZED
                                               AMORTIZED    ---------------    ESTIMATED
                                                 COST       GAINS    LOSSES    FAIR VALUE
                                               ---------    -----    ------    ----------
Municipal bonds..............................  $ 27,581     $ 41     $   --     $ 27,622
Municipal securities.........................   186,650       --         --      186,650
Corporate securities.........................     5,827      267      2,722        3,372
Corporate bonds..............................     2,598        3         --        2,601
U.S. commercial paper........................   112,998       --         --      112,998
                                               --------     ----     ------     --------
Total debt and equity securities.............   335,654      311      2,722      333,243
Less cash equivalents........................   241,149       --         --      241,149
                                               --------     ----     ------     --------
Short-term investments.......................  $ 94,505     $311     $2,722     $ 92,094
                                               ========     ====     ======     ========

     The following is a summary of investments at April 30, 2000:

                                                               UNREALIZED
                                                AMORTIZED    ---------------    ESTIMATED
                                                  COST       GAINS    LOSSES    FAIR VALUE
                                                ---------    -----    ------    ----------
Municipal bonds...............................  $ 12,473      $ 8      $--       $ 12,481
Municipal securities..........................   285,675       --       --        285,675
Corporate bonds...............................     5,000       --       --          5,000
U.S. government securities....................     8,996       --       --          8,996
                                                --------      ---      ---       --------
Total debt and equity securities..............   312,144        8       --        312,152
Less cash equivalents.........................   237,675       --       --        237,675
                                                --------      ---      ---       --------
Short-term investments........................  $ 74,469      $ 8      $--       $ 74,477
                                                ========      ===      ===       ========

INVENTORIES, NET

                                                       APRIL 30,
                                                   ------------------
                                                    2001       2000
                                                   -------    -------
Purchased components.............................  $11,106    $ 9,230
Work in process..................................      560        646
Finished goods...................................   10,838     10,558
                                                   -------    -------
                                                   $22,504    $20,434
                                                   =======    =======

PROPERTY AND EQUIPMENT

                                                      APRIL 30,
                                                 --------------------
                                                   2001        2000
                                                 --------    --------
Computers, related equipment and purchased
  software.....................................  $109,167    $ 54,716
Furnitures and fixtures........................    15,841       8,159
Leasehold improvements.........................    19,014       3,747
                                                 --------    --------
                                                  144,022      66,622
Accumulated depreciation and amortization......   (40,784)    (18,673)
                                                 --------    --------
                                                 $103,238    $ 47,949
                                                 ========    ========

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

 4. COMMITMENTS

     In fiscal 2000, we executed agreements to acquire approximately 37.7 acres of land in Sunnyvale, California. These sites will support expansion of approximately 800,000 square feet to accommodate future growth. In fiscal 1999, we executed agreements to acquire approximately 18 acres of land in Sunnyvale, California and to develop 393,000 square feet of buildings. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. This headquarter site consolidated general administration, sales and marketing, research and development, customer services and manufacturing operations.

     We have commitments related to operating lease arrangements for our headquarter site in Sunnyvale, California, under which we have an option to purchase various properties at the expiration or termination of the lease for $309,000, or arrange for the sale of the property to a third party for at least $309,000 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $276,566.

     Restricted cash, classified as non-current assets collateralizing these leases, was $193,747 at April 30, 2001. The lease payments under operating leases collateralized by restricted cash, will vary based on LIBOR plus a spread (4.7% at April 27, 2001). The remaining non-collateralized operating lease requires monthly payments, which vary, based on LIBOR plus a spread (5.9% at April 27, 2001). The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of April 30, 2001.

     We lease other sales offices and research and development facilities throughout the United States and internationally. These sales offices are also leased under operating leases which expire through fiscal 2013. We are responsible for certain maintenance costs, taxes and insurance under these leases. The aggregate annual minimum rent commitment under our operating leases is included in the minimum annual lease payments schedule below.

     Future minimum annual lease payments as of April 30, 2001, are as follows:

                   YEARS ENDING APRIL 30
                   ---------------------
2002.......................................................  $15,691
2003.......................................................   15,502
2004.......................................................   15,025
2005.......................................................   12,515
2006.......................................................    6,075
Thereafter.................................................   18,891
                                                             -------
          Total lease payments.............................  $83,699
                                                             =======

     Rent expense was $18,090, $7,779 and $5,963 for the years ended April 30, 2001, 2000 and 1999, respectively. Rent expense under certain of our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as long-term obligations in the accompanying consolidated balance sheets.

 5. LINE OF CREDIT

     In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in October 2002, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender's "prime" lending rate, such rate determined at our discretion.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $100,000, of which $18,056 was available at April 30, 2001.

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

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

     In fiscal 2001, we have assumed various stock option plans in connection with our Orca and WebManage acquisitions. Pursuant to the provisions of the Merger agreements, outstanding shares were exchanged under certain exchange ratios in effect at the time of merger. Options granted under these plans generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than ten years after the date of grant.

     A summary of the combined activity under our stock option plans and agreements is as follows:

                                                                      OUTSTANDING OPTIONS
                                                                     ---------------------
                                                                                  WEIGHTED
                                                         SHARES                   AVERAGE
                                                        AVAILABLE     NUMBER      EXERCISE
                                                        FOR GRANT    OF SHARES     PRICE
                                                        ---------    ---------    --------
Balances, April 30, 1998 (20,048 options exercisable
  at a weighted average exercise price of $0.99)......    22,312       57,352      $ 1.95
  Shares reserved for plan............................    21,600           --          --
  Options granted (weighted average fair value of
     $2.46)...........................................   (25,292)      25,292        6.29
  Options exercised...................................        --       (8,972)       1.55
  Options canceled....................................     3,700       (3,700)       2.68
                                                         -------      -------
Balances, April 30, 1999 (26,348 options exercisable
  at a weighted average exercise price of $1.73)......    22,320       69,972        3.53
  Shares reserved for plan............................    13,200           --          --
  Options granted (weighted average fair value of
     $13.98)..........................................   (25,773)      25,773       28.60
  Options exercised...................................        --      (18,976)       2.55
  Options canceled....................................     3,127       (3,127)       7.19
                                                         -------      -------
Balances, April 30, 2000 (24,845 options exercisable
  at a weighted average exercise price of $2.87)......    12,874       73,642       12.45
  Shares reserved for plan............................    15,614           --          --
  Options granted (weighted average fair value of
     $26.84)..........................................   (17,868)      17,868       45.03
  Options exercised...................................        --      (15,484)       4.41
  Options canceled....................................     3,462       (3,462)      25.92
                                                         -------      -------
Balances, April 27, 2001..............................    14,082       72,564      $21.50
                                                         =======      =======

     Unvested common shares issued under the 1993 Plan of 5 as of April 30, 2001 are subject to repurchase by the Company.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

Additional information regarding options outstanding as of April 30, 2001 is as follows:

                             OPTIONS OUTSTANDING
                   ---------------------------------------
                                     WEIGHTED                 OPTIONS EXERCISABLE
                                      AVERAGE                ----------------------
                                     REMAINING    WEIGHTED                 WEIGHTED
                       NUMBER       CONTRACTUAL   AVERAGE                  AVERAGE
    RANGE OF       OUTSTANDING AT      LIFE       EXERCISE     NUMBER      EXERCISE
 EXERCISE PRICES   APRIL 30, 2001   (IN YEARS)     PRICE     EXERCISABLE    PRICE
-----------------  --------------   -----------   --------   -----------   --------
$  0.01 - $  2.32..      9,970         5.35       $  1.50       9,503       $ 1.51
   2.37 -    4.22..      7,413         6.36          2.97       6,008         2.89
   4.28 -    4.51..      7,778         7.14          4.44       4,141         4.43
   4.80 -   11.25..     10,517         7.71          8.70       4,423         8.61
  11.55 -   18.50..     10,877         8.37         15.98       3,648        15.87
  18.63 -   23.71..      8,458         9.94         20.37          32        19.73
  27.15 -   53.91..      9,306         8.86         44.27       2,046        42.75
  53.94 -  115.50..      7,682         9.29         74.22         484        79.78
 121.69 -  122.19..        562         9.43        122.10          --           --
 124.99 -  124.99..          1         9.51        124.99          --           --
                       ------                                  ------
$  0.01 - $124.99..     72,564         7.87       $ 21.50      30,285       $ 9.01
                       ======                                  ======

     Employee Stock Purchase Plan -- Under the Employee Stock Purchase Plan, employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates. Of the 8,200 shares authorized to be issued under this plan, 2,265 shares were available for issuance at April 30, 2001 and 448, 1,473 and 1,092 shares were issued in fiscal 2001, 2000 and 1999, respectively, at a weighted average price of $27.96, $3.87 and $2.80, respectively.

     Pro Forma Information -- As discussed in Note 2, we continue to account for our stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements with the exception of $6,223, $1,345 and $667 in fiscal 2001, 2000 and 1999, respectively, which consists of the amortization of deferred stock compensation related to the granting of nonqualified stock options at exercise prices below market, the recognition of stock compensation of unvested options assumed in the WebManage acquisition and issue of contingently issuable milestones shares.

     In fiscal 1999, we recorded compensation expense of $230 for the fair value of options granted to an independent contractor.

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

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               YEARS ENDED APRIL 30,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Expected Life (in years)....................................  3.21     3.20     3.07
Risk-free interest rate.....................................     6%       6%       5%
Volatility..................................................    80%      65%      50%
Expected dividend...........................................    --       --       --

     Our calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards issued beginning in fiscal 1996 had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

                                                           YEARS ENDED APRIL 30,
                                                       ------------------------------
                                                         2001        2000      1999
                                                       ---------    ------    -------
Net income (loss)....................................  $(166,593)   $3,065    $12,163
Net income (loss) per share, basic...................      (0.52)     0.01       0.04
Net income (loss) per share, diluted.................      (0.52)     0.01       0.04

     However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculations; accordingly, the 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

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

     We recorded $14,127, $1,845 and $916 of deferred compensation in fiscal 2001, 2000 and 1999, respectively, primarily related to the recognition of stock compensation of unvested options assumed in the WebManage acquisition, the issue of contingently issuable milestones shares, and the grant of stock options to certain highly compensated employees. Under terms of the 1995 Stock Option Plan, highly compensated employees as defined by our management are eligible to contribute between $15 to $75 in annual salary for the rights to be granted nonqualified stock options. The discount from fair market value which is equal to the amount of salary contributed has been recorded as deferred compensation expense. We are amortizing the deferred compensation expense ratably over a one-year period.

     In fiscal 2001, under terms of the acquisition agreement with WebManage, we issued an additional 101 shares of common stock to former WebManage shareholders upon meeting certain performance criteria. The fair market value of the shares of $3,000 was measured on the date the performance criteria were met and was recognized as stock compensation.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

 7. INCOME TAXES

     Income before income taxes is as follows:

                                                           YEARS ENDED APRIL 30,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
Domestic............................................  $105,262    $105,806    $45,617
Foreign.............................................    27,747       8,600     11,373
                                                      --------    --------    -------
          Total.....................................  $133,009    $114,406    $56,990
                                                      ========    ========    =======

     The provision for income taxes consists of the following:

                                                           YEARS ENDED APRIL 30,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
CURRENT:
  Federal...........................................  $ 50,383    $ 41,475    $20,094
  State.............................................    20,075       7,973      3,098
  Foreign...........................................     9,670       2,780      3,269
                                                      --------    --------    -------
  Total current.....................................    80,128      52,228     26,461
                                                      --------    --------    -------
DEFERRED:
  Federal...........................................    (7,556)     (8,631)    (4,078)
  State.............................................   (14,449)     (2,983)    (1,006)
                                                      --------    --------    -------
  Total deferred....................................   (22,005)    (11,614)    (5,084)
                                                      --------    --------    -------
          Provision for income taxes................  $ 58,123    $ 40,614    $21,377
                                                      ========    ========    =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                            YEARS ENDED APRIL 30,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Tax computed at federal statutory rate................  $46,553    $40,042    $19,947
State income taxes, net of federal benefit............    3,657      5,720      2,850
Federal and State credits.............................   (1,976)    (2,623)    (1,802)
Benefit of foreign sales corporation..................       --         --       (142)
Tax exempt interest...................................   (4,467)    (3,301)      (547)
In Process research and development...................    9,341         --         --
Goodwill amortization.................................    3,070         --         --
Other.................................................    1,945        776      1,071
                                                        -------    -------    -------
Provision for income taxes............................  $58,123    $40,614    $21,377
                                                        =======    =======    =======

     The income tax benefits associated with dispositions from employee stock transactions of $65,062, $56,248 and $17,776, respectively, for fiscal 2001, 2000 and 1999, were recognized as additional paid in capital.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     The components of our deferred tax assets and liabilities are as follows:

                                                              YEARS ENDED APRIL 30,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
Inventory reserves and capitalization.......................  $  19,235    $ 12,732
Reserves and accruals not currently deductible..............      8,099       5,197
Net operating loss and credit carryforwards.................    335,145      93,778
Deferred stock compensation.................................      2,788         532
Deferred revenue............................................     10,934          --
Capitalized research and development expenditures...........     12,522          --
Unrealized loss on investments..............................        985          --
Other.......................................................        895          51
                                                              ---------    --------
Gross deferred tax assets...................................    390,603     112,290
Valuation allowance.........................................   (330,860)    (89,493)
                                                              ---------    --------
  Deferred tax assets.......................................     59,743      22,797
Depreciation................................................     (1,134)        544
State deferred taxes........................................     (6,767)         --
Acquisition intangibles.....................................     (5,512)         --
                                                              ---------    --------
  Deferred tax liabilities..................................    (13,413)        544
                                                              ---------    --------
Net deferred tax assets.....................................  $  46,330    $ 23,341
                                                              =========    ========

     Current net deferred tax assets are $36,287 and $22,215, as of April 30, 2001 and April 30, 2000, respectively. Non-current net deferred tax assets at April 30, 2001 and 2000 are $10,043 and $1,126, respectively, and are included in other assets within the accompanying consolidated balance sheets.

     As of April 30, 2001, the federal and state net operating loss carryforwards for income tax purposes were approximately $779,789 and $169,886, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2011, and the state net operating loss carryforwards will begin to expire in fiscal 2006. As of April 30, 2001, we had federal and state credit carryforwards of approximately $23,392 and $18,629, respectively, available to offset future taxable income. These federal credit carryforwards will begin to expire in 2013.

     We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability due to expectation of future employee stock option exercises. A valuation allowance of $330,860 and $89,493 at April 30, 2001 and 2000, respectively, is attributable to deferred tax assets consisting of certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these credits and losses will be accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision.

 8. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     We adopted SFAS 131 in fiscal 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, we operate in one reportable industry segment: the design, manufacturing and marketing of high-performance network storage and access devices. For the years ended April 30, 2001, 2000 and 1999, we recorded revenue from customers throughout the United States and Canada; Europe; Latin America, Australia and Asia Pacific.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     The following presents net sales for the years ended April 30, 2001, 2000, and 1999 by geographic area and long-lived assets as of April 30, 2001 and 2000 by geographic area.

                                                          YEARS ENDED APRIL 30,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------    --------    --------
Net Sales:
United States.....................................  $  623,704    $401,377    $200,627
International.....................................     382,482     177,923      88,793
                                                    ----------    --------    --------
          Total net sales.........................  $1,006,186    $579,300    $289,420
                                                    ==========    ========    ========
Long-lived Assets:
United States.....................................  $  198,468    $ 55,857
International.....................................       8,520       3,376
                                                    ----------    --------
          Total assets............................  $  206,988    $ 59,233
                                                    ==========    ========

     Net sales above are attributed to regions based on the customers' shipment locations.

     International sales include export sales primarily to the United Kingdom, Germany, Japan, France, Israel, the Netherlands, Switzerland, Sweden, Canada and Australia. No single foreign country accounted for 10% or more of net sales in fiscal 2001, 2000 and 1999.

     No customer accounted for 10% or more of net sales in fiscal 2001, 2000 or 1999.

 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary disclosures are made in accordance with the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Amounts at April 30 consist of:

                                                        YEARS ENDED APRIL 30
                                          ------------------------------------------------
                                                   2001                      2000
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
Assets:
  Cash and cash equivalents.............  $271,931     $271,931     $279,014     $279,014
  Short-term investments................    92,094       92,094       74,477       74,477
  Other investments in equity
     securities.........................    10,084       10,084        9,037        9,037
  Restricted cash.......................   193,747      193,747           --           --

     We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange contracts to hedge trade and intercompany receivables and payables against future movement in foreign exchange rates. All hedge contracts are marked to market through earnings every period.

     The forward foreign exchange contracts require us to exchange foreign currencies for U.S. dollars or vice versa and generally mature in one month or less. As of April 30, 2001, we had $81,944 of outstanding foreign exchange contracts in Australian Dollars, British Pounds, Swiss Francs and European Currency Units, that had remaining maturities of one month or less. As of April 30, 2000, we had $17,995 of outstanding foreign

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

exchange contracts in British Pounds, Swiss Francs and European Currency Units, that had remaining maturities of one month or less. These foreign exchange contracts are adjusted to the fair value at the end of every month and included in other income (expense), net. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At April 30, 2001 and 2000, the estimated fair values of forward foreign exchange contracts were $82,385 and $17,813, respectively. Unrealized gains or losses on foreign exchange contracts were not significant at April 30, 2001. The fair value of foreign exchange contracts is based on prevailing financial market information. Other than foreign exchange contracts, we have not entered into any other material financial derivative instruments.

     Approximately $193,747 of our investment portfolio at April 30, 2001 is invested in a certificate of deposit and is restricted to collateralize our operating leases and classified as non-current restricted cash.

     The fair values of cash and cash equivalents, short-term investments and restricted cash reported in the consolidated balance sheets approximate their carrying value. The fair value of short-term investments and foreign exchange contracts is based on quoted market prices. Short-term investments comprise investments in companies in the volatile high-technology market.

10. EMPLOYEE BENEFIT PLAN

     We have established a 401(k) tax-deferred savings plan ("Savings Plan"). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $1,109, $611 and $314 for fiscal 2001, 2000 and 1999, respectively.

11. ACQUISITIONS

     In June 2000, we completed the acquisition of Orca, a developer of high performance Virtual Interface (VI) Architecture software for UNIX and Windows NT enterprise-class systems, based in Waltham, Massachusetts. The acquisition fits with our strategy of developing highly available and reliable intelligent storage solutions that improve the performance of today's Internet and enterprise applications and strengthen our ability to develop next generation storage networking architectures and protocols. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired Orca for $50,037 in common stock, assumed options and cash, with an obligation to provide 264 shares of common stock (valued at $5,782 based on our closing stock price on April 27, 2001), which will result in additional stock compensation charges if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities.

     The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26,688 was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from 264 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition. Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through April 30, 2001. We expect to successfully complete such development efforts and deliver initial products in calendar year 2001.

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

     In November 2000, we completed the acquisition of WebManage, a developer of content management, distribution, and analysis software solutions, based in Chelmsford, Massachusetts. The acquisition is expected to contribute significantly to our initiative to integrate filers and caching more closely to enable customers to build content delivery networks that improve access to information throughout their networks. WebManage develops software that intelligently distributes content between various points on the Internet and enables organizations to plan, manage and deliver Internet/intranet services. We will be making some modifications and enhancements to WebManage's software and expect to complete such development efforts by mid or end of calendar year 2001. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired WebManage for $59,371 in common stock, assumed options and cash. We also had an obligation to provide shares of common stock to be valued at $3,000, if certain performance criteria were achieved. The performance criteria were met in March 2001 and as such, the contingent consideration has been recorded as stock compensation in the fourth quarter of 2001. We also paid certain transaction costs and assumed certain operating assets and liabilities.

     The total purchase prices and final allocation among the fair value of tangible and intangible assets and liabilities acquired (including purchased in-process technology) are summarized as follows (in thousands):

     Total Purchase Price:

                                                                      AMORTIZATION PERIOD
                                               ORCA      WEBMANAGE          (YEARS)
                                              -------    ---------    -------------------
Total cash consideration....................  $ 2,000    $  4,970
Value of shares issued......................   23,526      41,909
Value of options assumed....................   24,053      24,053
Deferred stock compensation.................       --     (12,304)
Transaction costs...........................      458         743
                                              -------    --------
                                              $50,037    $ 59,371
                                              =======    ========

     Purchase Price Allocation:

Tangible assets.............................  $   353    $    868
Intangible assets:
  Existing Technology.......................       --      17,179              3
  Existing Workforce........................      423       1,380              3
  Goodwill..................................   24,101      48,085              5
In-process R&D..............................   26,688          --          Expensed
Tangible liabilities........................   (1,359)     (1,276)
Deferred income taxes.......................     (169)     (6,865)
                                              -------    --------
                                              $50,037    $ 59,371
                                              =======    ========

     In accordance with FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the WebManage acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $12,304, is recorded as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheet and will be amortized over the vesting term of the related options.

     The operating results of Orca and WebManage have been included in the condensed consolidated statements of operations since their acquisition dates. The following pro forma consolidated amounts give

                            NETWORK APPLIANCE, INC.

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

effect to these acquisitions as if they had occurred on April 30, 1999 by consolidating the results of operations of the acquired entities with our results for the years ended April 30, 2001 and April 30, 2000.

                                                              YEARS ENDED APRIL 30,
                                                              ----------------------
                                                                 2001         2000
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Revenues....................................................  $1,006,738    $581,206
Net Income..................................................  $   88,197    $ 51,092
Net Income per share:
  Basic.....................................................  $     0.28    $   0.17
                                                              ==========    ========
  Diluted...................................................  $     0.24    $   0.15
                                                              ==========    ========
Shares used in per share calculation:
  Basic.....................................................     320,712     300,288
                                                              ==========    ========
  Diluted...................................................     360,160     346,433
                                                              ==========    ========

     The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill, contingently issuable shares, common stock and assumed options in connection with the acquisitions. The $26,688 charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   YEAR ENDED APRIL 30, 2001
                                          --------------------------------------------
                                             Q1          Q2          Q3          Q4
                                          --------    --------    --------    --------
Net sales...............................  $231,159    $260,777    $288,409    $225,841
Gross margin............................   141,702     161,463     174,646     126,668
Net income..............................     4,976      35,360      34,071         479
Net income per share, basic.............      0.02        0.11        0.11        0.00
Net income per share, diluted...........      0.01        0.10        0.09        0.00

                                                   YEAR ENDED APRIL 30, 2000
                                          --------------------------------------------
                                             Q1          Q2          Q3          Q4
                                          --------    --------    --------    --------
Net sales...............................  $103,279    $124,712    $151,290    $200,019
Gross margin............................    60,740      73,196      89,875     119,643
Net income..............................    13,468      16,048      19,799      24,477
Net income per share, basic.............      0.05        0.05        0.07        0.08
Net income per share, diluted...........      0.04        0.05        0.06        0.07

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

        Independent Auditors' Report

        Consolidated Balance Sheets -- April 30, 2001 and 2000

        Consolidated Statements of Income for the years ended April 30, 2001, 2000 and 1999

        Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended April 30, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2000 and 1999

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

(a)(3) Exhibits.

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
 2.1(1)      Agreement and Plan of Reorganization, dated as of March 17,
             1997, between the Company and IMC, a California corporation
 2.2(1)      Agreement of Merger between the Company and IMC as filed
             with the California Secretary of State on March 17, 1997
 3.1(2)      Restated Articles of Incorporation of the Company
 3.2(3)      Bylaws of the Company
 3.3(8)      Amendment to the Restated Articles of Incorporation of the
             Company, filed December 18, 1997
 3.4(11)     Certificate of Amendment to the Restated Articles of
             Incorporation of the Company
 4.1(3)      Reference is made to Exhibits 3.1 and 3.2
 4.2(3)      Specimen Common Stock certificate
 4.3(3)      Amended and Restated Investors' Rights Agreement, dated
             September 23, 1994, among the Company and the investors and the founders named therein, as amended
 4.4(3)      Amended and Restated Shareholders Agreement, dated September
             23, 1994, among the Company and the employee holders and the
             Preferred Stock investors named therein
 4.5(3)      Forms of Warrants to Purchase Shares of Series A and Series
             C Preferred Stock
10.1*(3)     Distributor Agreement, dated June 1, 1993, by and among the
             Company, Itochu Corporation and CTC Supply Sales
10.2(3)      Forms of Indemnification Agreements entered into between the
             Company and its directors and officers
10.3(3)      The Company's 1993 Stock Option/Stock Issuance Plan
10.4(3)      The Company's 1993 Stock Incentive Plan
10.5(3)      The Company's Employee Stock Purchase Plan
10.6(3)      Series C Preferred Stock and Common Stock and Warrant to
             Purchase Series C Preferred Stock Purchase Agreement, dated
             September 23, 1994, among the Company and the purchasers
             named therein
10.7(3)      Office lease dated October 21, 1993, between the Company and
             Vanni Business Park General Partnership ("Vanni") and Office
             Lease Agreement, dated October 20, 1994, between the Company and Vanni
10.8(3)      Agreement dated June 19, 1995, between the Company and
             Imperial Bank, as amended, Promissory Note issued thereunder and ancillary documents
10.9(3)      Settlement Agreement and General Release, dated June 28,
             1995, between the Company and Michael Malcolm
10.10(3)     Security and Loan Agreement, Credit Terms and Conditions and
             General Security Agreement between the Company and Imperial
             Bank, dated August 31, 1994, as amended
10.11(4)     Facility sublease, dated August 9, 1996, by and between S3,
             Inc. and the Company
10.12(5)     The Company's Amended 1995 Stock Incentive Plan
10.13(5)     The Company's Special Non-Officer Stock Option Plan
10.14(6)     Facility lease, dated August 18, 1997, by and between the
             McCandless -- San Tomas No. 2 and the Company

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.15(8)     Agreement of Purchase and Sale, dated June 11, 1998, by and between 495 Java Drive Associates, L.P. and the Company
10.16(8)     Operating lease agreement, dated June 11, 1998, by and
             between 475 Java Drive Associates L.P. and the Company
10.17(8)     Purchase Option Agreement, dated June 11, 1998, by and
             between 475 Java Drive Associates L.P. and the Company
10.18(8)     Line of credit agreement dated July 10, 1998, between the
             Company and Wells Fargo Bank, National Association
10.19(9)     Purchase and Sale Agreement, dated August 5, 1998, by and
             between Martin/Crossman, LLC and the Company
10.20*(10)   OEM Distribution and License Agreement, dated October 27,
             1998, by and between Dell Products L.P. and the Company
10.21(11)    Amended Purchase and Sale Agreement, dated December 9, 1998, by and between Martin/ Crossman, LLC and the Company
10.22(11)    Amended Purchase and Sale Agreement, dated December 21,
             1998, by and between 495 Java Drive Associates. L.P. and the
             Company
10.23(11)    Lease Agreement, dated January 20, 1999, by and between BNP
             Leasing Corporation and the Company
10.24(11)    Purchase Agreement, dated January 20, 1999, by and between
             BNP Leasing Corporation and the Company
10.25(11)    Pledge Agreement, dated January 20, 1999, by and between BNP
             Leasing Corporation, Bank Nationale De Paris and the Company
10.26(11)    OEM Distribution and License Agreement, dated November 6,
             1998, by and between Fujitsu Limited and the Company
10.27(12)    Construction Management Agreement (Phase
             II -- Improvements), dated May 3, 1999, by and between BNP
             Leasing Corporation and the Registrant
10.28(12)    Lease Agreement (Phase II -- Improvements), dated May 3,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.29(12)    Lease Agreement (Phase II -- Land), dated May 3, 1999, by
             and between BNP Leasing Corporation and the Registrant
10.30(12)    Pledge Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.31(12)    Pledge Agreement (Phase II -- Improvements), dated May 3,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.32(12)    Purchase Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.33(12)    Purchase Agreement (Phase II -- Improvements), dated May 3,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.34(12)    Construction Management Agreement (Phase
             III -- Improvements), dated June 16, 1999, by and between
             BNP Leasing Corporation and the Registrant
10.35(12)    Lease Agreement (Phase III -- Improvements), dated June 16,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.36(12)    Lease Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.37(12)    Pledge Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.38(12)    Pledge Agreement (Phase III -- Improvements), dated June 16,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.39(12)    Purchase Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.40(12)    Purchase Agreement (Phase III -- Improvements), dated June
             16, 1999, by and between BNP Leasing Corporation and the
             Registrant

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.41(13)    Purchase and Sale Agreement, dated September 9, 1999, by and between Trinet Essential Facilities XII, Inc., and the
             Company
10.42(13)    Agreement of Assignment of Lease, dated September 3, 1999 by and between Lockheed Martin Corporation, and the Company
10.43(14)    Industrial Lease Agreement, dated December 20, 1999 between
             TRW Inc. and the Company in connection with 1347 Crossman
             Avenue in Sunnyvale, California
10.44(14)    Industrial Lease Agreement, dated December 20, 1999 between
             TRW Inc. and the Company in connection with 1350 Geneva
             Drive in Sunnyvale, California
10.45(14)    Industrial Lease Agreement, dated December 20, 1999 between
             TRW Inc. and the Company in connection with 1345 Crossman
             Avenue in Sunnyvale, California
10.46(14)    Industrial Lease Agreement, dated December 20, 1999 between
             TRW Inc. and the Company in connection with 1330 Geneva
             Drive in Sunnyvale, California
10.47(14)    Assignment of Agreement of Sale, dated December 20, 1999, by and between BNP Leasing and the Company
10.48(14)    Purchase and Sale Agreement, dated November 16, 1999, by and between TRW Inc. and ESL Incorporated and the Company
10.49(14)    Closing Certificate (Phase IV) and Agreement, dated December
             20, 1999, by and between BNP Leasing Corporation and the
             Company
10.5(14)     Lease Agreement (Phase IV -- Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company
10.51(14)    Lease Agreement (Phase IV -- Improvements ), dated December
             20, 1999, by and between BNP Leasing Corporation and the
             Company
10.52(14)    Purchase Agreement (Phase IV -- Land), dated December 20,
             1999, by and between BNP Leasing Corporation and the Company
10.53(14)    Purchase Agreement (Phase IV -- Improvements), dated
             December 20, 1999, by and between BNP Leasing Corporation
             and the Company
10.54(14)    Pledge Agreement (Phase IV -- Land), dated December 20,
             1999, by and between BNP Leasing Corporation and the Company
10.55(14)    Pledge Agreement (Phase IV -- Improvements), dated December
             20, 1999, by and between BNP Leasing Corporation and the
             Company
10.56(14)    Participation Agreement (Phase IV), dated December 20, 1999, by and between BNP Leasing Corporation and Banque Nationale
             De Paris
10.57(15)    Closing Certificate (Phase V) and Agreement, dated March 1,
             2000, by and between BNP Leasing Corporation and the Company
10.58(15)    Lease Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.59(15)    Lease Agreement (Phase V -- Improvements ), dated March 1,
             2000, by and between BNP Leasing Corporation and the Company
10.60(15)    Purchase Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.61(15)    Purchase Agreement (Phase V -- Improvements), dated March 1,
             2000, by and between BNP Leasing Corporation and the Company
10.62(15)    Pledge Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.63(15)    Pledge Agreement (Phase V -- Improvements), dated March 1,
             2000, by and between BNP Leasing Corporation and the Company
10.64(15)    Construction Management Agreement (Phase V -- Improvements),
             dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.65(15)    Participation Agreement (Phase V), dated March 1, 2000, by and between BNP Leasing Corporation and Banque Nationale De
             Paris
10.66(15)    Modification Agreement (Phase V), dated April 19, 2000, by and between BNP Leasing Corporation and the Company

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.67(16)    Closing Certificate (Phase IV) and Agreement, dated October
             2, 2000, by and between BNP Leasing Corporation and the
             Company
10.68(16)    Construction Management Agreement (Phase IV), dated October
             2, 2000, by and between BNP Leasing Corporation and the
             Company
10.69(16)    Purchase Agreement (Phase IV -- Land), dated October 2,
             2000, by and between BNP Leasing Corporation and the Company
10.7(16)     Pledge Agreement (Phase IV -- Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company
10.71(16)    Lease Agreement (Phase IV -- Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company
10.72(16)    Purchase Agreement (Phase IV -- Improvements), dated October
             2, 2000, by and between BNP Leasing Corporation and the
             Company
10.73(16)    Pledge Agreement (Phase IV -- Improvements), dated October
             2, 2000, by and between BNP Leasing Corporation and the
             Company
10.74(16)    Lease Agreement (Phase IV -- Improvements), dated October 2,
             2000, by and between BNP Leasing Corporation and the Company
10.75*(17)   Patent Cross License Agreement dated 12/11/00 by and between
             Intel Corporation and the Company
21.1         Subsidiaries of the Company
23.1         Independent Auditors' Consent
24.1         Power of Attorney (see signature page)

---------------
 (1) Previously filed as an exhibit with the Company's Form 8-K dated March 17, 1997

 (2) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 25, 1996

 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-97864)

 (4) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997

 (5) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 23, 1997

 (6) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 5, 1997

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

(11) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 11, 1999

(12) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated August 31, 1999

(13) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 2, 1999

(14) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated February 29, 2000

(15) Previously filed as an exhibit with the Annual Report on Form 10-K dated July 12, 2000

(16) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 11, 2000

(17) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 12, 2001

  * Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                    SIGNATURES                                      TITLE                      DATE
                    ----------                                      -----                      ----
             /s/ DANIEL J. WARMENHOVEN                Chief Executive Officer, Director    July 26, 2001
---------------------------------------------------     (Principal Executive Officer)
              (Daniel J. Warmenhoven)

              /s/ DONALD T. VALENTINE                  Chairman of the Board, Director     July 26, 2001
---------------------------------------------------
               (Donald T. Valentine)

                /s/ JEFFRY R. ALLEN                  Executive Vice President Finance and  July 26, 2001
---------------------------------------------------  Operations, Chief Financial Officer
                 (Jeffry R. Allen)                         (Principal Financial and
                                                             Accounting Officer)

                 /s/ SANJIV AHUJA                                  Director                July 26, 2001
---------------------------------------------------
                  (Sanjiv Ahuja)

                /s/ CAROL A. BARTZ                                 Director                July 26, 2001
---------------------------------------------------
                 (Carol A. Bartz)

                /s/ LARRY R. CARTER                                Director                July 26, 2001
---------------------------------------------------
                 (Larry R. Carter)

              /s/ MICHAEL R. HALLMAN                               Director                July 26, 2001
---------------------------------------------------
               (Michael R. Hallman)

                    SIGNATURES                                      TITLE                      DATE
                    ----------                                      -----                      ----

                /s/ ROBERT T. WALL                                 Director                July 26, 2001
---------------------------------------------------
                 (Robert T. Wall)

              /s/ DR. SACHIO SEMMOTO                               Director                July 26, 2001
---------------------------------------------------
               (Dr. Sachio Semmoto)

                                                                     SCHEDULE II

                            NETWORK APPLIANCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED APRIL 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                   BALANCE AT    CHARGED TO                   BALANCE
                                                   BEGINNING     COSTS AND                   AT END OF
                   DESCRIPTION                     OF PERIOD      EXPENSES     DEDUCTIONS     PERIOD
                   -----------                     ----------    ----------    ----------    ---------
Allowance for doubtful accounts:
  2001...........................................    $3,039        $2,443        $1,452       $4,030
  2000...........................................     1,886         1,275           122        3,039
  1999...........................................       811         1,100            25        1,886

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
 2.1(1)      Agreement and Plan of Reorganization, dated as of March 17,
             1997, between the Company and IMC, a California corporation
 2.2(1)      Agreement of Merger between the Company and IMC as filed
             with the California Secretary of State on March 17, 1997
 3.1(2)      Restated Articles of Incorporation of the Company
 3.2(3)      Bylaws of the Company
 3.3(8)      Amendment to the Restated Articles of Incorporation of the
             Company, filed December 18, 1997
 3.4(11)     Certificate of Amendment to the Restated Articles of
             Incorporation of the Company
 4.1(3)      Reference is made to Exhibits 3.1 and 3.2
 4.2(3)      Specimen Common Stock certificate
 4.3(3)      Amended and Restated Investors' Rights Agreement, dated
             September 23, 1994, among the Company and the investors and the founders named therein, as amended
 4.4(3)      Amended and Restated Shareholders Agreement, dated September
             23, 1994, among the Company and the employee holders and the
             Preferred Stock investors named therein
 4.5(3)      Forms of Warrants to Purchase Shares of Series A and Series
             C Preferred Stock
10.1*(3)     Distributor Agreement, dated June 1, 1993, by and among the
             Company, Itochu Corporation and CTC Supply Sales
10.2(3)      Forms of Indemnification Agreements entered into between the
             Company and its directors and officers
10.3(3)      The Company's 1993 Stock Option/Stock Issuance Plan
10.4(3)      The Company's 1993 Stock Incentive Plan
10.5(3)      The Company's Employee Stock Purchase Plan
10.6(3)      Series C Preferred Stock and Common Stock and Warrant to
             Purchase Series C Preferred Stock Purchase Agreement, dated
             September 23, 1994, among the Company and the purchasers
             named therein
10.7(3)      Office lease dated October 21, 1993, between the Company and
             Vanni Business Park General Partnership ("Vanni") and Office
             Lease Agreement, dated October 20, 1994, between the Company and Vanni
10.8(3)      Agreement dated June 19, 1995, between the Company and
             Imperial Bank, as amended, Promissory Note issued thereunder and ancillary documents
10.9(3)      Settlement Agreement and General Release, dated June 28,
             1995, between the Company and Michael Malcolm
10.10(3)     Security and Loan Agreement, Credit Terms and Conditions and
             General Security Agreement between the Company and Imperial
             Bank, dated August 31, 1994, as amended
10.11(4)     Facility sublease, dated August 9, 1996, by and between S3,
             Inc. and the Company
10.12(5)     The Company's Amended 1995 Stock Incentive Plan
10.13(5)     The Company's Special Non-Officer Stock Option Plan
10.14(6)     Facility lease, dated August 18, 1997, by and between the
             McCandless -- San Tomas No. 2 and the Company
10.15(8)     Agreement of Purchase and Sale, dated June 11, 1998, by and between 495 Java Drive Associates, L.P. and the Company
10.16(8)     Operating lease agreement, dated June 11, 1998, by and
             between 475 Java Drive Associates L.P. and the Company
10.17(8)     Purchase Option Agreement, dated June 11, 1998, by and
             between 475 Java Drive Associates L.P. and the Company
10.18(8)     Line of credit agreement dated July 10, 1998, between the
             Company and Wells Fargo Bank, National Association
10.19(9)     Purchase and Sale Agreement, dated August 5, 1998, by and
             between Martin/Crossman, LLC and the Company

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.20*(10)   OEM Distribution and License Agreement, dated October 27,
             1998, by and between Dell Products L.P. and the Company
10.21(11)    Amended Purchase and Sale Agreement, dated December 9, 1998, by and between Martin/ Crossman, LLC and the Company
10.22(11)    Amended Purchase and Sale Agreement, dated December 21,
             1998, by and between 495 Java Drive Associates. L.P. and the
             Company.
10.23(11)    Lease Agreement, dated January 20, 1999, by and between BNP
             Leasing Corporation and the Company
10.24(11)    Purchase Agreement, dated January 20, 1999, by and between
             BNP Leasing Corporation and the Company
10.25(11)    Pledge Agreement, dated January 20, 1999, by and between BNP
             Leasing Corporation, Bank Nationale De Paris and the Company
10.26(11)    OEM Distribution and License Agreement, dated November 6,
             1998, by and between Fujitsu Limited and the Company
10.27(12)    Construction Management Agreement (Phase
             II -- Improvements), dated May 3, 1999, by and between BNP
             Leasing Corporation and the Registrant
10.28(12)    Lease Agreement (Phase II -- Improvements), dated May 3,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.29(12)    Lease Agreement (Phase II -- Land), dated May 3, 1999, by
             and between BNP Leasing Corporation and the Registrant
10.30(12)    Pledge Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.31(12)    Pledge Agreement (Phase II -- Improvements), dated May 3,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.32(12)    Purchase Agreement (Phase II -- Land), dated May 3, 1999, by and between BNP Leasing Corporation and the Registrant
10.33(12)    Purchase Agreement (Phase II -- Improvements), dated May 3,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.34(12)    Construction Management Agreement (Phase
             III -- Improvements), dated June 16, 1999, by and between
             BNP Leasing Corporation and the Registrant
10.35(12)    Lease Agreement (Phase III -- Improvements), dated June 16,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.36(12)    Lease Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.37(12)    Pledge Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.38(12)    Pledge Agreement (Phase III -- Improvements), dated June 16,
             1999, by and between BNP Leasing Corporation and the
             Registrant
10.39(12)    Purchase Agreement (Phase III -- Land), dated June 16, 1999, by and between BNP Leasing Corporation and the Registrant
10.40(12)    Purchase Agreement (Phase III -- Improvements), dated June
             16, 1999, by and between BNP Leasing Corporation and the
             Registrant
10.41(13)    Purchase and Sale Agreement, dated September 9, 1999, by and between Trinet Essential Facilities XII, Inc., and the
             Company
10.42(13)    Agreement of Assignment of Lease, dated September 3, 1999 by and between Lockheed Martin Corporation, and the Company
10.43(14)    Industrial Lease Agreement, dated December 20, 1999 between
             TRW Inc. and the Company in connection with 1347 Crossman
             Avenue in Sunnyvale, California
10.44(14)    Industrial Lease Agreement, dated December 20, 1999 between
             TRW Inc. and the Company in connection with 1350 Geneva
             Drive in Sunnyvale, California
10.45(14)    Industrial Lease Agreement, dated December 20, 1999 between
             TRW Inc. and the Company in connection with 1345 Crossman
             Avenue in Sunnyvale, California

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.46(14)    Industrial Lease Agreement, dated December 20, 1999 between
             TRW Inc. and the Company in connection with 1330 Geneva
             Drive in Sunnyvale, California
10.47(14)    Assignment of Agreement of Sale, dated December 20, 1999, by and between BNP Leasing and the Company
10.48(14)    Purchase and Sale Agreement, dated November 16, 1999, by and between TRW Inc. and ESL Incorporated and the Company
10.49(14)    Closing Certificate (Phase IV) and Agreement, dated December
             20, 1999, by and between BNP Leasing Corporation and the
             Company
10.5(14)     Lease Agreement (Phase IV -- Land), dated December 20, 1999, by and between BNP Leasing Corporation and the Company
10.51(14)    Lease Agreement (Phase IV -- Improvements ), dated December
             20, 1999, by and between BNP Leasing Corporation and the
             Company
10.52(14)    Purchase Agreement (Phase IV -- Land), dated December 20,
             1999, by and between BNP Leasing Corporation and the Company
10.53(14)    Purchase Agreement (Phase IV -- Improvements), dated
             December 20, 1999, by and between BNP Leasing Corporation
             and the Company
10.54(14)    Pledge Agreement (Phase IV -- Land), dated December 20,
             1999, by and between BNP Leasing Corporation and the Company
10.55(14)    Pledge Agreement (Phase IV -- Improvements), dated December
             20, 1999, by and between BNP Leasing Corporation and the
             Company
10.56(14)    Participation Agreement (Phase IV), dated December 20, 1999, by and between BNP Leasing Corporation and Banque Nationale
             De Paris
10.57(15)    Closing Certificate (Phase V) and Agreement, dated March 1,
             2000, by and between BNP Leasing Corporation and the Company
10.58(15)    Lease Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.59(15)    Lease Agreement (Phase V -- Improvements ), dated March 1,
             2000, by and between BNP Leasing Corporation and the Company
10.60(15)    Purchase Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.61(15)    Purchase Agreement (Phase V -- Improvements), dated March 1,
             2000, by and between BNP Leasing Corporation and the Company
10.62(15)    Pledge Agreement (Phase V -- Land), dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.63(15)    Pledge Agreement (Phase V -- Improvements), dated March 1,
             2000, by and between BNP Leasing Corporation and the Company
10.64(15)    Construction Management Agreement (Phase V -- Improvements),
             dated March 1, 2000, by and between BNP Leasing Corporation and the Company
10.65(15)    Participation Agreement (Phase V), dated March 1, 2000, by and between BNP Leasing Corporation and Banque Nationale De
             Paris
10.66(15)    Modification Agreement (Phase V), dated April 19, 2000, by and between BNP Leasing Corporation and the Company
10.67(16)    Closing Certificate (Phase IV) and Agreement, dated October
             2, 2000, by and between BNP Leasing Corporation and the
             Company
10.68(16)    Construction Management Agreement (Phase IV), dated October
             2, 2000, by and between BNP Leasing Corporation and the
             Company
10.69(16)    Purchase Agreement (Phase IV -- Land), dated October 2,
             2000, by and between BNP Leasing Corporation and the Company
10.7(16)     Pledge Agreement (Phase IV -- Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company
10.71(16)    Lease Agreement (Phase IV -- Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.72(16)    Purchase Agreement (Phase IV -- Improvements), dated October
             2, 2000, by and between BNP Leasing Corporation and the
             Company
10.73(16)    Pledge Agreement (Phase IV -- Improvements), dated October
             2, 2000, by and between BNP Leasing Corporation and the
             Company
10.74(16)    Lease Agreement (Phase IV -- Improvements), dated October 2,
             2000, by and between BNP Leasing Corporation and the Company
10.75*(17)   Patent Cross License Agreement dated 12/11/00 by and between
             Intel Corporation and the Company
21.1         Subsidiaries of the Company
23.1         Independent Auditors' Consent
24.1         Power of Attorney (see signature page)

---------------
 (1) Previously filed as an exhibit with the Company's Form 8-K dated March 17, 1997

 (2) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 25, 1996

 (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-97864)

 (4) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 7, 1997

 (5) Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated July 23, 1997

 (6) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 5, 1997

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

(11) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 11, 1999

(12) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated August 31, 1999

(13) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 2, 1999

(14) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated February 29, 2000

(15) Previously filed as an exhibit with the Annual Report on Form 10-K dated July 12, 2000

(16) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated December 11, 2000

(17) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q dated March 12, 2001

 * Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment