Form 10-Q
period 2001-07-27
NETWORK APPLIANCE INC
filed 2001-09-10
CIK 1002047

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 27, 2001

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

        Yes [X]   No [ ]

        Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                   OUTSTANDING AT
       CLASS                       JULY 27, 2001
-----------------------            ---------------
Common Stock...........             330,203,694


================================================================================

                                TABLE OF CONTENTS


                                                                                                  PAGE NO.
                                                                                                  --------
                                    PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of July 27, 2001 and April 30, 2001             2

             Condensed Consolidated Statements of Operations for the three-month periods
               ended July 27, 2001 and July 28, 2000                                                  3

             Condensed Consolidated Statements of Cash Flows for the three-month periods ended
               July 27, 2001 and July 28, 2000                                                        4

             Notes to Condensed Consolidated Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 23

                                       PART II--OTHER INFORMATION

Item 1.   Legal Proceedings                                                                          25

Item 2.   Changes in Securities                                                                      25

Item 3.   Defaults Upon Senior Securities                                                            25

Item 4.   Submission of Matters to Vote of Securityholders                                           25

Item 5.   Other Information                                                                          25

Item 6.   Exhibits and Reports on Form 8-K                                                           25

SIGNATURE                                                                                            26

                                     PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           JULY 27,          APRIL 30,
                                                            2001               2001
                                                         -----------       -----------
                                                         (UNAUDITED)            **
                       ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                          $   239,287       $   271,931
      Short-term investments                                 129,378            92,094
      Accounts receivable, net                               155,166           186,956
      Inventories                                             23,764            22,504
      Prepaid expenses and other assets                       28,096            25,745
      Deferred income taxes                                   35,737            36,287
                                                         -----------       -----------
           Total current assets                              611,428           635,517
RESTRICTED CASH                                              199,983           193,747
PROPERTY AND EQUIPMENT, NET                                  100,789           103,238
INTANGIBLE ASSETS, NET                                        74,284            79,510
OTHER ASSETS                                                  23,675            24,240
                                                         -----------       -----------
                                                         $ 1,010,159       $ 1,036,252
                                                         ===========       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                   $    48,208       $    64,892
      Income taxes payable                                    16,050            21,844
      Accrued compensation and related benefits               26,217            50,523
      Other accrued liabilities                               29,682            23,198
      Deferred revenue                                        54,284            58,316
                                                         -----------       -----------
           Total current liabilities                         174,441           218,773
LONG-TERM DEFERRED REVENUE                                    16,772            12,882
LONG-TERM OBLIGATIONS                                            137               149
                                                         -----------       -----------
           Total liabilities                                 191,350           231,804
                                                         -----------       -----------


SHAREHOLDERS' EQUITY:
      Common stock                                           631,171           616,595
      Deferred stock compensation                            (10,767)          (12,044)
      Retained earnings                                      204,119           204,632
      Cumulative other comprehensive loss                     (5,714)           (4,735)
                                                         -----------       -----------
           Total shareholders' equity                        818,809           804,448
                                                         -----------       -----------
                                                         $ 1,010,159       $ 1,036,252
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

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 ------------------------
                                                  JULY 27,        JULY 28,
                                                   2001            2000
                                                 ---------       --------
NET SALES                                        $ 200,426       $231,159
COST OF SALES                                       88,077         89,457
                                                 ---------       --------
        Gross Margin                               112,349        141,702
                                                 ---------       --------

OPERATING EXPENSES:
        Sales and marketing                         71,642         63,818
        Research and development                    29,083         23,623
        General and administrative                  10,262          8,879
        Amortization of intangible assets            5,226            666
        In-process research and development             --         26,688
        Stock compensation (1)                       2,699            429
                                                 ---------       --------
            Total operating expenses               118,912        124,103
                                                 ---------       --------

INCOME (LOSS) FROM OPERATIONS                       (6,563)        17,599
                                                 ---------       --------

OTHER INCOME:
        Interest income                              5,482          4,264
        Other income (expense), net                     12            116
                                                 ---------       --------
            Total other income, net                  5,494          4,380
                                                 ---------       --------

INCOME (LOSS) BEFORE INCOME TAXES                   (1,069)        21,979
PROVISION (BENEFIT) FOR INCOME TAXES                  (556)        17,003
                                                 ---------       --------

NET INCOME (LOSS)                                $    (513)      $  4,976
                                                 =========       ========

NET INCOME (LOSS) PER SHARE:
        Basic                                    $   (0.00)      $   0.02
                                                 =========       ========
        Diluted                                  $   (0.00)      $   0.01
                                                 =========       ========
SHARES USED IN PER SHARE CALCULATIONS:
        Basic                                      329,336        313,559
                                                 =========       ========
        Diluted                                    329,336        359,778
                                                 =========       ========

(1) Stock compensation
        Sales and marketing                      $     313       $    241
        Research and development                     2,243             82
        General and administrative                     143            106
                                                 ---------       --------
                                                 $   2,699       $    429
                                                 =========       ========


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                   ------------------------------
                                                                                   JULY 27, 2001    JULY 28, 2000
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $    (513)      $   4,976
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation                                                                     10,614           5,892
        In-process research and development                                                  --          26,688
        Amortization of intangible assets                                                 5,226             666
        Stock compensation                                                                2,699             429
        Provision for doubtful accounts                                                   1,639             172
        Deferred income taxes                                                             3,927          (2,114)
        Deferred rent                                                                       (12)             --
        Changes in assets and liabilities net of effects of businesses acquired:
          Accounts receivable                                                            30,117         (29,412)
          Inventories                                                                    (2,810)         (4,988)
          Prepaid expenses and other assets                                              (4,567)          9,141
          Accounts payable                                                              (16,684)         15,875
          Income taxes payable                                                           (5,794)         22,491
          Accrued compensation and related benefits                                     (24,306)         (1,446)
          Other accrued liabilities                                                       6,484           7,137
          Deferred revenue                                                                 (142)          8,308
                                                                                      ---------       ---------
              Net cash provided by operating activities                                   5,878          63,815
                                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                  (76,486)        (51,699)
   Redemptions of short-term investments                                                 38,018          45,109
   Purchases of property and equipment                                                   (6,822)        (21,034)
   Purchase of equity securities                                                           (150)         (1,000)
   Purchase of businesses, net of cash acquired                                              --          (2,161)

                                                                                      ---------       ---------
              Net cash used in investing activities                                     (45,440)        (30,785)
                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                                               13,154          19,705
   Increase in restricted cash                                                           (6,236)             --
                                                                                      ---------       ---------
              Net cash provided by financing activities                                   6,918          19,705
                                                                                      ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (32,644)         52,735

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                  271,931         279,014
                                                                                      ---------       ---------
   End of period                                                                      $ 239,287       $ 331,749
                                                                                      =========       =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit from employee stock transactions                                $      --       $  18,000
   Conversion of evaluation inventory to fixed assets                                     1,321           2,728
   Common stock issued and options assumed for acquired businesses                           --          47,579
   Milestone shares issued (Note 5)                                                       1,434              --
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                                         62              54


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

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

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 27, 2001. The results of operations for the three-month period ended July 27, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.


2. RECLASSIFICATIONS

        Certain reclassifications have been made to prior-period balances, none of which affected our financial position, results of operations and cash flows, to present the consolidated financial statements on a consistent basis.

3. SIGNIFICANT ACCOUNTING POLICIES

        Fiscal Periods - We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2002 is a 52-week year. Fiscal 2001 was a 52-week year. The quarter ended July 27, 2001 includes 13 weeks of operating activity, compared to 13 weeks of activity for the corresponding period of the prior fiscal year.

        Foreign Currency Translation -- In the first quarter of fiscal 2002, we determined that the functional currency of one of our subsidiaries had changed from the Euro to the US Dollar. Accordingly, all monetary assets and liabilities were translated at the current exchange rate in effect as of the balance sheet date, nonmonetary assets and liabilities were translated at historical rates and net sales and expenses were translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of operations, have not been significant.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

4. INVENTORIES

        Inventories consist of the following:

                            JULY 27,         APRIL 30,
                              2001             2001
                          -----------      -----------
                                 (IN THOUSANDS)
Purchased components      $    11,554      $    11,106
Work in process                   505              560
Finished goods                 11,705           10,838
                          -----------      -----------
                          $    23,764      $    22,504
                          ===========      ===========


5. STOCK COMPENSATION

        We record stock compensation in accordance with provisions of Accounting Principle Board No. 25, "Accounting for Stock Issued to Employees," for employee awards and in accordance with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. During the first quarter of fiscal 2002, under terms of the acquisition agreement with Orca Systems, Inc. ("Orca"), we issued an additional 66 shares of common stock to former Orca shareholders upon meeting certain performance criteria. The fair market value of the shares of $1,434 was measured on the date the performance criteria were met and was recognized as stock compensation.

6. DERIVATIVE INSTRUMENTS

        Effective May 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.


        As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts, to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the first three months of fiscal 2002, net losses generated by hedged assets and liabilities totaled $246, which were offset by gains on the related derivative instruments of $265. We do not enter into derivative financial instruments for speculative or trading purposes.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


        Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to forecasted transactions, firm commitments or equity investments. The adoption of SFAS No. 133 did not have a significant impact on our financial position, results of operations or cash flow.


7. EARNINGS PER SHARE

        Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding in accordance with SFAS No. 128, "Earnings Per Share." Diluted net income per share also includes the effect of stock options.

        At July 27, 2001 and July 28, 2000, 73,945 and 983 shares of common stock options with a weighted average exercise price of $21.48 and $81.39, respectively, were excluded from the diluted net income (loss) per share computation as their effect would be antidilutive due to the net loss for the three-month period ended July 27, 2001 and due to the fact that the exercise prices were greater than the average market price of the common shares for the three-month period ended July 28, 2000.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:



                                                          THREE MONTHS ENDED
                                                        JULY 27,        JULY 28,
                                                         2001             2000
                                                       ---------       ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NET INCOME (LOSS) (NUMERATOR):
    Net income (loss), basic and diluted               $    (513)      $   4,976
                                                       =========       =========

SHARES (DENOMINATOR):
    Weighted average common shares outstanding           329,550         313,750
    Weighted average common shares outstanding
      subject to repurchase                                 (214)           (191)
                                                       ---------       ---------
    Shares used in basic computation                     329,336         313,559
    Weighted average common shares outstanding
      subject to repurchase                                   --             191
    Common shares issuable upon exercise of stock
      options                                                 --          46,028
                                                       ---------       ---------
    Shares used in diluted computation                   329,336         359,778
                                                       =========       =========

NET INCOME (LOSS) PER SHARE:

    Basic                                              $   (0.00)      $    0.02
                                                       =========       =========
    Diluted                                            $   (0.00)      $    0.01
                                                       =========       =========

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

8. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax, were as follows:


                                               THREE MONTHS ENDED
                                             JULY 27,      JULY 28,
                                               2001          2000
                                             -------       -------
(IN THOUSANDS)

Net income (loss)                            $  (513)      $ 4,976
Foreign currency translation adjustment         (263)          157
Unrealized gain (loss) on investments           (716)       11,474
                                             -------       -------
Comprehensive income (loss)                  $(1,492)      $16,607
                                             =======       =======

9. COMMITMENTS

        We have commitments related to operating lease arrangements for our headquarter site in Sunnyvale, California, under which we have options to purchase various properties at the expiration or termination of the leases for $309,000, or arrange for the sale of the property to third parties for at least $309,000 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for additional lease payments of approximately $276,566.

        Restricted cash, classified as non-current assets collateralizing these leases, was $195,258 at July 27, 2001. The lease payments under operating leases collateralized by restricted cash, will vary based on London Interbank Offered Rate (LIBOR) plus a spread (4.1% at July 27, 2001). The remaining non-collateralized operating lease requires monthly payments, which vary, based on LIBOR plus a spread (5.3% at July 27, 2001). The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of July 27, 2001.

        We also entered into agreements and established Network Appliance accounts with Goldman, Sachs and Co. and Deutsche Banc Alex. Brown whereby we guarantee any defaults by our President, Mr. Thomas F. Mendoza, of certain margin loans made to him by these financial institutions on his Network Appliance stock. The amount of the guarantee is limited to the difference between the amount of such loans and fair market value of the Network Appliance stock securing the loans. As of July 27, 2001, the ending balance in these accounts was approximately $4,725 in order to collateralize the margin requirement and as of that date the amount Network Appliance would owe, that was not covered by the value of the stock, was $0. The balance under these accounts mentioned above was classified as restricted cash.

10. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective April 27, 2002. Upon adoption of SFAS

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

No. 142, we will stop the amortization of goodwill with a net carrying value of approximately $48,912 at April 26, 2002 and the annual amortization of $14,575 that resulted from business combinations initiated prior to the adoption. We will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to the date of adoption, the loss will be charged to operating expenses.

11. SUBSEQUENT EVENTS

        In August 2001, we announced a restructuring and our intention to reduce our workforce by approximately 8 percent, or approximately 200 employees. The action is required to properly align and manage the business commensurate with our current revenue levels. As a result of this planned workforce reduction, we expect to incur a one-time charge of approximately $6,000 to $8,000 for severance and other related costs in the quarter ending October 26, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended April 27, 2001. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.


OVERVIEW

        We pioneered the concept of the "network appliance" for storage, an extension of the industry trend toward dedicated, specialized products that perform a single function. Our storage and content delivery platforms (filers and NetCache(R) appliances) are coupled with content distribution and reporting software. This Center-to-Edge(TM) solution offers seamless data management from the back-end data center to the edge of the network quickly, simply, and reliably. The Network Appliance product portfolio utilizes our innovative data access software, known as the Data ONTAP(TM) operating system, as well as standards-compliant hardware. It also offers multiprotocol support and integration for UNIX(R) and Windows(R) environments.

RECENT EVENT

        In August 2001, we announced a restructuring and our intention to reduce our workforce by approximately 8 percent, or approximately 200 employees. The action is required to properly align and manage the business commensurate with our current revenue levels. As a result of this planned workforce reduction, we expect to incur a one-time charge of approximately $6 million to $8 million for severance and other related costs in the quarter ending October 26, 2001.

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:


                                               THREE MONTHS ENDED
                                              --------------------
                                              JULY 27,     JULY 28,
                                                2001         2000
                                              -------      -------
Net sales                                      100.0 %      100.0 %
Cost of sales                                   43.9         38.7
                                               -----        -----
              Gross margin                      56.1         61.3
                                               -----        -----
Operating expenses:
      Sales and marketing                       35.8         27.6
      Research and development                  14.5         10.2
      General and administrative                 5.1          3.8
      Amortization of intangible assets          2.6          0.3
      In-process research and development         --         11.6
      Stock compensation                         1.4          0.2
                                               -----        -----
              Total operating expenses          59.4         53.7
                                               -----        -----
Income (loss) from operations                   (3.3)         7.6
Total other income, net                          2.8          1.9
                                               -----        -----
Income (loss) before income taxes               (0.5)         9.5
Provision (benefit) for income taxes            (0.2)         7.4
                                               -----        -----
              Net income (loss)                 (0.3)%        2.1 %
                                               =====        =====


        Net Sales -- Net sales decreased by 13.3% to $200.4 million for the three-month period ended July 27, 2001, from $231.2 million for the three-month period ended July 28, 2000. The decline in net sales was due to a decrease in sales to Internet-based companies and weak capital spending among technology companies, primarily in North America. This decrease in net sales was specifically attributable to a lower volume of units shipped, as compared to the corresponding period of the prior fiscal year.

        Factors negatively impacting net sales include:

- reduced demand for our products resulting from deteriorating macro economic conditions;

- smaller orders from enterprise customers as infrastructure deployments are slowly ramping up;

- continued weakness in technology spending from Internet- and technology-related customers;

-       slower sales from low-end filer product;

- decreased sales through indirect channels, including sales through our OEM partners, representing 19.0% and 26.6% of total net sales for the first quarter of fiscal 2002 and 2001, respectively;

-       reduced revenue from software licenses;

- declining average selling price of the F700 filers and older caching products; and

-       declining unit sales of our older products.

        Net sales were favorably impacted by the following factors:

-       competitive pricing and aggressive discounting;

- a higher average selling price of our new products: higher capacity F840, mid-range F820 and entry-level F85 filer products as well as new NetCache appliances and software features;

- Center-to-Edge data fabric solutions that bundle filers with caching and content delivery software providing for enterprise storage infrastructure;

- increased revenue and units shipped from our new content delivery solutions, including new NetCache platforms C6100, C3100 and C1105 and new NetCache software;

-       competitive pricing advantage offered by the Total Cost of Ownership
        (TCO) proposition in four aspects: lower acquisition cost, reduced administrative overhead, minimized service cost and reduced downtime of critical business applications;

- data management and content delivery software offering a unique set of features to ensure mission-critical availability, while reducing the complexity of enterprise storage management;

- higher software subscription and service revenues to support a growing installed base;

-       increased add-on software revenue from Multi-Protocol solutions; and

- expansion of our sales organization to 1,009 as of July 27, 2001 from 704 as of July 28, 2000.

        International net sales (including United States exports) grew by 6.9% and 157.3% for the three months ended July 27, 2001 and July 28, 2000, respectively. International net sales were $78.1 million, or 39.0% of total net sales, and $73.1 million, or 31.6% of total net sales, for the three-month periods ended July 27, 2001 and July 28, 2000, respectively. The moderate increase in international sales for the three months ended July 27, 2001 was primarily a result of our increased sales and marketing efforts internationally offset by a slower demand in Europe and Asia Pacific markets, as compared to the three months ended July 28, 2000. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe our international net sales will not increase in fiscal 2002 at the rate at which they grew in fiscal 2001.

        Gross Margin -- Gross margin decreased to 56.1% for the three-month period ended July 27, 2001 from 61.3% for the three-month period ended July 28, 2000.

        Gross margin was negatively impacted by:

-       the decrease in product sales volume;

-       sales price reductions due to competitive pricing pressure;

-       pricing discounts;

-       lower of cost or market adjustments to inventory;

- reduced licensing of add-on software options such as Cluster Failover, SnapMirror(TM), SnapRestore(TM) and SnapManager(TM), partially offset by increased licensing of new NetCache software, including
        ContentReporter(TM) and ContentDirector(TM);

- higher disk content with an expanded storage capacity for the higher-end filers including the F840 filer; and

-       increased investments in customer service.

        Gross margin was favorably impacted by:

-       lower costs of key components;

-       higher average selling prices for our new products;

- cost control and reduction efforts, including a one week facility shutdown; and

- growth in software subscriptions due primarily to a larger installed base.

        Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses increased 12.3% to $71.6 million for the three-month period ended July 27, 2001 from $63.8 million for the three-month periods ended July 28, 2000. These expenses were 35.8% and 27.6% of net sales for the three-month periods ended July 27, 2001 and July 28, 2000, respectively. The increase in absolute dollars was primarily related to the continued worldwide investment in our sales and customer service organizations and continued spending in various marketing and industry initiatives, partially offset by various cost control and reduction measures, lower commission expenses and other profit-dependent payroll related expenses. Sales and marketing headcount increased to 1,316 at July 27, 2001 from 916 at July 28, 2000. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We do not expect to increase our sales and marketing expenses materially in fiscal 2002.

        Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 23.1% to $29.1 million for the three-month period ended July 27, 2001 from $23.6 million for the three-month period ended July 28, 2000. These expenses represented 14.5% and 10.2% of net sales for the three-month periods ended July 27, 2001 and July 28, 2000, respectively. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, the operating impact of the Orca and WebManage acquisitions, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies, partially offset by cost control, reduction in discretionary spending efforts and lower profit-related payroll and related costs. Research and development headcount increased to 567 at July 27, 2001 from 381 at July 28, 2000.

        During the first quarter of fiscal 2002, we continued our enterprise focus by introducing new Center-to-Edge solutions for global Information Technology (IT) infrastructures, offering greater data availability and enhanced disaster recovery:

- NetApp(R) DataFabric(TM) Manager, a software package for global enterprise and content delivery network deployments allowing IT staff to monitor and configure multiple storage and content delivery appliances throughout a network;

- new Fibre Channel Fabric Tape Storage Area Network (SAN) Backup solutions, along with leading data protection companies, underscoring our open storage networking approach to data management;

- DiskShelf14, a new 14-slot Fibre Channel disk drive shelf that holds up to one terabyte of data. Customers will benefit from the increased data storage and performance densities, which help to lower their overall cost of storage;

- SnapManager 1.1 for Microsoft(R) Exchange 5.5 environments, a new version of the industry-leading online backup and rapid data recovery solution. SnapManager 1.1 simplifies data management by providing near instantaneous on-line backup and recovery, faster response times, and enhanced Windows(R) 2000 support;

- SecureShare(R) Quota Manager 2.0, a graphical user interface tool to centrally manage and control hard and soft quotas on thousands of Microsoft Windows NT(R)/2000 versions working with many NetApp filers. The solution is based on the Microsoft Management Console standard interface, and allows for a single point of control across multiple filers.

        We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase moderately in absolute dollars. For the three-month periods ended July 27, 2001 and July 28, 2000, no software development costs were capitalized.

        General and Administrative -- General and administrative expenses increased 15.6% to $10.3 million for the three-month period ended July 27, 2001, from $8.9 million for the three-month period ended July 28, 2000. These expenses represented 5.1% and 3.8% of net sales for the three-month periods ended July 27, 2001 and July 28, 2000, respectively. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to enhance enterprise-wide management information systems and an increase in the allowance for bad debts, partially offset by cost control, reduction in discretionary spending efforts and lower profit-dependent personnel and other expenses. General and administrative headcount increased to 261 at July 27, 2001 from 181 at July 28, 2000. We believe that our general and administrative expenses will not increase significantly in absolute dollars in fiscal 2002.

        Amortization of Intangible Assets -- Amortization of intangible assets represents the amortization on acquired intangible assets and the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of July 27, 2001, including goodwill, existing workforce and technology, are being amortized over estimated useful lives of three to five years. We assess the recoverability of intangible assets by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations increased due to a full quarter impact of the acquisitions occurring in fiscal 2002 and was $5.2 million and $0.7 million in the first quarter of fiscal 2002 and 2001, respectively.

        In-process Research and Development -- We incurred in-process research and development charges of approximately $26.7 million in the first quarter of fiscal 2001 related to the acquisition of Orca. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations, because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from the remaining 198,373 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition. Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through July 27, 2001.

        We believe we can utilize the Orca acquisition to develop the first virtual interface-based (VI) next generation of network storage systems. We are leveraging VI architecture to develop the Direct Access File System (DAFS) protocol. DAFS, as a file access protocol, reduces application server workloads by eliminating the need for meta-data transfers and bypassing the overhead found in traditional network protocol stacks. More importantly it leverages next generation network capabilities such as remote direct memory access (RDMA) that are found in VI and InfiniBand. We expect to continue the development of products using this protocol and believe that there is a reasonable chance of successfully delivering initial products in early calendar year 2002. However, there is risk associated with the completion of the in-process project and there can be no assurance that such project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations or gain market acceptance.

        Stock Compensation -- We account for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and comply with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $2.7 million and $0.4 million in the first quarter of fiscal 2002 and 2001, respectively. This increase was primarily attributable to the recognition of stock compensation on options assumed in the WebManage acquisition, the issuance of 66,124 contingently issuable milestones shares relating to Orca valued at $1.4 million, increased participation in the salaried stock option grant program by certain highly compensated employees and non-employee stock options awards.

        Total Other Income, net -- Total other income, net, was $5.5 million and $4.4 million for the three-month periods ended July 27, 2001 and July 28, 2000, respectively. The increase is attributable to increased interest income primarily due to higher average investment balances from cash, short-term investments and restricted cash generated from operations and net proceeds from stock option exercises, partially offset by lower average interest rates. We expect interest income to moderately decline in future quarters in fiscal 2002, as existing investments mature and proceeds are reinvested in a lower interest-rate environment.

        Provision (Benefit) for Income Taxes -- For the three-month period ended July 27, 2001, we applied an annual rate of 52% to pretax income. Our estimate is based on existing tax laws and our current projections of income and distributions of income among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

        As of July 27, 2001, as compared to the April 30, 2001 balances, our cash, cash equivalents and short-term investments increased by $4.6 million to $368.7 million. Working capital increased by $20.2 million to $437.0 million. We generated cash from operating activities totaling $5.9 million and $63.8 million for the three-month periods ended July 27, 2001 and July 28, 2000, respectively. Net cash provided by operating activities for the three-month period ended July 27, 2001 was principally related to decreases in accounts receivable and deferred income taxes and increases in other accrued liabilities, coupled with depreciation, amortization of intangibles and stock compensation, partially offset by net loss of $0.5 million, decreases in accounts payable, income taxes payable, accrued compensation and related benefits, deferred revenue and increases in inventories and prepaid expenses and other assets.

        The primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

        - lower accounts receivable balances due to lower sales and more collections in the first quarter of fiscal 2002;

        - non-cash acquisition-related charges, stock compensation and depreciation included in net income (loss).

        The above factors were partially offset by the effects of:

        - decreased balances for accounts payable and deferred revenue due to lower levels of business activity in the first quarter of fiscal 2002;

        - decreased accrued compensation and related benefits due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002, vacation taken during a July 2001 facility shutdown and lower commission accrual as a result of lower levels of sales;

        - decreased income taxes payable, primarily reflecting lower profitability in fiscal 2002;

        -       lower net income in the first quarter of fiscal 2002.

        Since we have curtailed capital expenditures, purchases of property and equipment were only $6.8 million in the first quarter of fiscal 2002, compared to $21.0 million the same period a year ago. The decrease was primarily attributed to the slowdown in hiring and various cost control and cutting measures. We have used $38.5 million and $6.6 million during the three-month periods ended July 27, 2001 and July 28, 2000, respectively, for net purchases of short-term investments. In the first quarter of fiscal 2001, we acquired Orca for a purchase price of approximately $50.0 million, including common stock, contingently issuable common stock, assumed options, cash payments of $2.0 million and related transaction costs. Investing activities in the three-month period ended July 27, 2001 also included new equity investments of $0.2 million.

        We have received $6.9 million and $19.7 million during the three-month periods ended July 27, 2001 and July 28, 2000, respectively, from financing activities, primarily from the sale of common stock. The decrease in cash provided by sales of common stock for the three-month period ended July 27, 2001, compared to the corresponding period of the prior fiscal year, was primarily due to lower stock option exercise proceeds as a result of the recent decline in our stock price. This decrease was partially offset by a greater number of employees participating in the employee stock purchase plan and an increase in restricted cash. See "Commitments, Note 9 to the Notes to the Condensed Consolidated Financial Statements."

        Excluding the commitments related to operating lease arrangements for various properties in our Sunnyvale headquarters, which aggregate $309.0 million, we currently have no significant commitments other than commitments under operating leases. We believe that our existing liquidity and capital resources, including the available amounts under our $5.0 million line of credit, are sufficient to fund our operations for at least the next twelve months. We may also investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.

NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective April 27, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with a net carrying value of approximately $48,912 at April 26, 2002 and the annual amortization of $14,575 that resulted from business combinations initiated prior to the adoption. We will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to the date of adoption, the loss will be charged to operating expenses.

RISK FACTORS


        The following risk factors and other information included in this Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

        Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors, as has been the case through the last two quarters of fiscal 2001 and first quarter of fiscal 2002. In such event, the trading price of our common stock would likely decrease.

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


A SIGNIFICANT PERCENTAGE OF OUR EXPENSES ARE FIXED WHICH COULD AFFECT OUR NET INCOME.

        Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations, as has been the case through the second half of fiscal 2001 and the first quarter of fiscal 2002, net income will be disproportionately affected.

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

RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

        We conduct business internationally. For the three-month periods ended July 27, 2001 and July 28, 2000, approximately 39.0% and 31.6% of our net sales, respectively, were to international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS AND ACCORDINGLY THERE IS A RISK THAT THOSE DISTRIBUTORS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF OTHER SUPPLIERS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

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

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. Other United States trademarks and some of the other United States--registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We currently have multiple United States and international patent applications pending and multiple United States patents issued. The pending applications may not be approved and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to fluctuations in interest rates, market prices and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with Board-approved policies.

Market Interest and Interest Income Risk

        Interest and Investment Income -- As of July 27, 2001, we had short-term investments of $129.4 million. Our investment portfolio consists of highly liquid investments with original maturities at the date of purchase between three and twelve months and investment in marketable equity securities in certain technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 27, 2001, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

        Operating Lease Commitments -- As of July 27, 2001, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. A hypothetical 10 percent increase in interest rates would increase our annual rent expense under operating lease commitments by approximately $1.3 million. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. Our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate. Moreover, a total of $195.3 million in operating leases are collateralized with investments that have similar, and thus offsetting, interest rate characteristics.

Market Price Risk

        Equity Securities -- We are also exposed to market price risk on our equity securities included in our short-term investments. These investments are in publicly traded companies in the volatile high-technology industry sector. We do not attempt to reduce or eliminate our market exposure on these securities and as a result, the amount of income and cash flow that we ultimately realize from these investments in future periods may vary materially from the current unrealized amount. A 50% adverse change in the equity price would result in an approximate $4.2 million decrease in the fair value of our equity securities as of July 27, 2001.

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

        The following table provides information about our foreign exchange forward contracts outstanding on July 27, 2001, (in thousands):


                     BUY/            FOREIGN        CONTRACT VALUE       FAIR VALUE
CURRENCY             SELL        CURRENCY AMOUNT          USD              IN USD
-----------------------------------------------------------------------------------
AUD                  Sell              5,911            $ 2,978            $ 2,983
CHF                  Sell              1,539            $   895            $   895
GBP                  Sell             13,235            $18,817            $18,840
EUR                  Sell             47,465            $41,409            $41,437

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  EXHIBITS

        None

  (b)  REPORTS ON FORM 8-K

        None

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NETWORK APPLIANCE INC.
                                       (Registrant)

                                             /s/   JEFFRY R. ALLEN
                                       -----------------------------------------
                                                   Jeffry R. Allen
                                       Executive Vice President Finance and
                                       Operations, and Chief Financial Officer



Date: September 10, 2001