Form 10-Q
period 2001-10-26
NETWORK APPLIANCE INC
filed 2001-12-07
CIK 1002047

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27130

                             NETWORK APPLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     77-0307520
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

   Yes [X]     No [ ]

   Number of shares outstanding of the registrant's common stock, $.001 par value, as of the latest practicable date.

                                                 OUTSTANDING AT
           CLASS                                OCTOBER 26, 2001
           -----                                ----------------
        Common Stock........................      331,130,974



================================================================================

                                TABLE OF CONTENTS


                                                                                                    PAGE NO.
                                                                                                    --------
                                 PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of October 26, 2001 and April 30, 2001               2
          Condensed Consolidated Statements of Operations for the three and six-month periods
            ended October 26, 2001 and October 27, 2000                                                 3
          Condensed Consolidated Statements of Cash Flows for the six-month periods ended
            October 26, 2001 and October 27, 2000                                                       4
          Notes to Condensed Consolidated Financial Statements                                          5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          11
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     26

                                  PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                                              28
Item 2. Changes in Securities                                                                          28
Item 3. Defaults Upon Senior Securities                                                                28
Item 4. Submission of Matters to Vote of Securityholders                                               28
Item 5. Other Information                                                                              29
Item 6. Exhibits and Reports on Form 8-K                                                               29
SIGNATURE                                                                                              30

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   OCTOBER 26,       APRIL 30,
                                                      2001             2001
                                                   -----------      -----------
                                                   (UNAUDITED)          **
                       ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                     $   177,760      $   271,931
     Short-term investments                            155,505           92,094
     Accounts receivable, net                          172,329          186,956
     Inventories                                        22,069           22,504
     Prepaid expenses and other                         22,831           25,745
     Deferred income taxes                              37,649           36,287
                                                   -----------      -----------
         Total current assets                          588,143          635,517
RESTRICTED CASH                                        262,791          193,747
PROPERTY AND EQUIPMENT, NET                            101,032          103,238
INTANGIBLE ASSETS, NET                                  69,058           79,510
OTHER ASSETS                                            14,752           24,240
                                                   -----------      -----------
                                                   $ 1,035,776      $ 1,036,252
                                                   ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                              $    48,577      $    64,892
     Income taxes payable                               10,771           21,844
     Accrued compensation and related benefits          40,797           50,523
     Other accrued liabilities                          39,816           23,198
     Deferred revenue                                   60,105           58,316
                                                   -----------      -----------
         Total current liabilities                     200,066          218,773
LONG-TERM DEFERRED REVENUE                              20,392           12,882
LONG-TERM OBLIGATIONS                                      366              149
                                                   -----------      -----------
         Total liabilities                             220,824          231,804
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:

     Common stock                                      633,996          616,595
     Deferred stock compensation                        (8,607)         (12,044)
     Retained earnings                                 192,908          204,632
     Cumulative other comprehensive loss                (3,345)          (4,735)
                                                   -----------      -----------
         Total stockholders' equity                    814,952          804,448
                                                   -----------      -----------
                                                   $ 1,035,776      $ 1,036,252
                                                   ===========      ===========

** Derived from audited consolidated financial statements.

     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                ---------------------------   ---------------------------
                                                OCTOBER 26,     OCTOBER 27,   OCTOBER 26,     OCTOBER 27,
                                                   2001           2000           2001            2000
                                                -----------     -----------   -----------     -----------
NET SALES                                        $ 194,715       $260,777      $ 395,141       $491,936
COST OF SALES                                       80,984         99,314        169,061        188,771
                                                 ---------       --------      ---------       --------
       Gross Margin                                113,731        161,463        226,080        303,165
                                                 ---------       --------      ---------       --------

OPERATING EXPENSES:
       Sales and marketing                          70,922         72,236        142,564        136,054
       Research and development                     28,354         28,217         57,437         51,840
       General and administrative                   10,552         10,150         20,814         19,029
       Amortization of intangible assets             5,226          1,273         10,452          1,939
       In-process research and development              --             --             --         26,688
       Stock compensation (1)                        1,923            443          4,622            872
       Restructuring charges                         7,980             --          7,980             --
                                                 ---------       --------      ---------       --------
          Total operating expenses                 124,957        112,319        243,869        236,422
                                                 ---------       --------      ---------       --------

INCOME (LOSS) FROM OPERATIONS                      (11,226)        49,144        (17,789)        66,743
                                                 ---------       --------      ---------       --------

OTHER INCOME (EXPENSE), NET:
       Interest income and other, net                4,735          5,511         10,229          9,891
       Impairment loss on investments              (13,008)            --        (13,008)            --
                                                 ---------       --------      ---------       --------
          Total other income (expense), net         (8,273)         5,511         (2,779)         9,891
                                                 ---------       --------      ---------       --------

INCOME (LOSS) BEFORE INCOME TAXES                  (19,499)        54,655        (20,568)        76,634
PROVISION (BENEFIT) FOR INCOME TAXES                (8,288)        19,295         (8,844)        36,298
                                                 ---------       --------      ---------       --------

NET INCOME (LOSS)                                $ (11,211)      $ 35,360      $ (11,724)      $ 40,336
                                                 =========       ========      =========       ========

NET INCOME (LOSS) PER SHARE:
       Basic                                     $   (0.03)      $   0.11      $   (0.04)      $   0.13
                                                 =========       ========      =========       ========
       Diluted                                   $   (0.03)      $   0.10      $   (0.04)      $   0.11
                                                 =========       ========      =========       ========
SHARES USED IN PER SHARE CALCULATIONS:
       Basic                                       330,440        318,223        329,888        315,891
                                                 =========       ========      =========       ========
       Diluted                                     330,440        364,035        329,888        361,906
                                                 =========       ========      =========       ========

(1)  Stock compensation:
       Sales and marketing                       $     230       $    209      $     543       $    449
       Research and development                      1,563            140          3,806            222
       General and administrative                      130             94            273            201
                                                 ---------       --------      ---------       --------
                                                 $   1,923       $    443      $   4,622       $    872
                                                 =========       ========      =========       ========


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                     ------------------------------------
                                                                                     OCTOBER 26, 2001    OCTOBER 27, 2000
                                                                                     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                     $ (11,724)         $  40,336
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                                        21,884             12,594
       In-process research and development                                                      --             26,688
       Amortization of intangible assets                                                    10,452              1,939
       Stock compensation                                                                    4,622                872
       Impairment loss on investments                                                       13,008                 --
       Provision for doubtful accounts                                                       3,701                813
       Deferred income taxes                                                                   901             (6,356)
       Deferred rent                                                                           (54)                (2)
       Changes in assets and liabilities, net of effects of businesses acquired:
         Accounts receivable                                                                10,906            (53,968)
         Inventories                                                                        (1,949)           (10,735)
         Prepaid expenses and other assets                                                     685              2,696
         Accounts payable                                                                  (16,315)            24,431
         Income taxes payable                                                              (11,073)            44,960
         Accrued compensation and related benefits                                          (9,726)            24,577
         Other accrued liabilities                                                          16,889             16,269
         Deferred revenue                                                                    9,299             22,574
                                                                                         ---------          ---------
            Net cash provided by operating activities                                       41,506            147,688
                                                                                         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                    (185,909)          (125,894)
   Redemptions of short-term investments                                                   121,525             70,829
   Purchases of property and equipment                                                     (17,665)           (39,386)
   Purchase of equity securities                                                              (800)            (1,000)
   Purchase of businesses, net of cash acquired                                                 --             (2,161)
                                                                                         ---------          ---------
            Net cash used in investing activities                                          (82,849)           (97,612)
                                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                                                  16,216             39,891
   Increase in restricted cash                                                             (69,044)           (63,150)
                                                                                         ---------          ---------
            Net cash used in financing activities                                          (52,828)           (23,259)
                                                                                         ---------          ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (94,171)            26,817

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                     271,931            279,014
                                                                                         ---------          ---------
   End of period                                                                         $ 177,760          $ 305,831
                                                                                         =========          =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit from employee stock transactions                                   $      --          $  41,000
   Conversion of evaluation inventory to fixed assets                                        2,225              7,066
   Common stock issued and options assumed for acquired businesses                              --             47,579
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                                            62                 54


     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 27, 2001. The results of operations for the three and six-month periods ended October 26, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

2. RECLASSIFICATIONS

        Certain reclassifications have been made to prior-period balances, none of which affected our financial position, results of operations and cash flows, to present the consolidated financial statements on a consistent basis.

3. SIGNIFICANT ACCOUNTING POLICIES

        Foreign Currency Translation - In the first quarter of fiscal 2002, we determined that the functional currency of one of our subsidiaries had changed from the Euro to the US Dollar. Accordingly, all monetary assets and liabilities were translated at the current exchange rate in effect as of the balance sheet date, nonmonetary assets and liabilities were translated at historical rates and net sales and expenses were translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of operations, were not significant in any of the periods presented.

4. INVENTORIES

        Inventories consist of the following:

                                              OCTOBER 26,    APRIL 30,
                                                 2001          2001
                                              -----------    ---------
           Purchased components                 $ 7,440       $11,106
           Work in process                          297           560
           Finished goods                        14,332        10,838
                                                -------       -------
                                                $22,069       $22,504
                                                =======       =======

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


5. STOCK COMPENSATION

        We record stock compensation in accordance with provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," for employee awards and Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. During the first and second quarters of fiscal 2002, under terms of the acquisition agreement with Orca Systems, Inc. ("Orca"), we issued an additional 66 and 66 shares, respectively, of common stock to former Orca shareholders upon meeting certain performance criteria. The fair market values of the shares of $1,434 and $1,006, respectively, were measured on the date the performance criteria were met and were recognized as stock compensation during the first and second quarters of fiscal 2002.

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

        As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts, to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the first quarter of fiscal 2002, net losses generated by hedged assets and liabilities totaled $246, which were offset by gains on the related derivative instruments of $265. For the second quarter of fiscal 2002, net gains generated by hedged assets and liabilities totaled $1,142, which were offset by losses on the related derivative instruments of $1,585. We do not enter into derivative financial instruments for speculative or trading purposes.

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


7. EARNINGS PER SHARE

        Basic and diluted net income (loss) per share are computed using weighted-average common shares outstanding in accordance with SFAS No. 128, "Earnings Per Share." Diluted net income per share also includes the dilutive effect of stock options.

        During the three and six-month periods ended October 26, 2001, we had options outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive due to the net loss reported in such periods, or the options' exercise prices were above the average market prices. At October 26, 2001 and October 27, 2000, 74,186 and 1,377 shares of common stock options with a weighted average exercise price of $20.77 and $118.52, respectively, were excluded from the diluted net income
(loss) per share computation.

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      OCTOBER 26,      OCTOBER 27,      OCTOBER 26,      OCTOBER 27,
                                                         2001             2000             2001             2000
                                                      -----------      -----------      -----------      -----------
NET INCOME (LOSS) (NUMERATOR):
   Net income (loss), basic and diluted                $ (11,211)       $  35,360        $ (11,724)       $  40,336
                                                       =========        =========        =========        =========

SHARES (DENOMINATOR):

   Weighted average common shares outstanding            330,576          318,520          330,063          316,136
   Weighted average common shares outstanding
     subject to repurchase                                  (136)            (297)            (175)            (245)
                                                       ---------        ---------        ---------        ---------
   Shares used in basic computation                      330,440          318,223          329,888          315,891
   Weighted average common shares outstanding
     subject to repurchase                                    --              297               --              245
   Common shares issuable upon exercise of stock
     options                                                  --           45,515               --           45,770
                                                       ---------        ---------        ---------        ---------
   Shares used in diluted computation                    330,440          364,035          329,888          361,906
                                                       =========        =========        =========        =========

NET INCOME (LOSS) PER SHARE:

   Basic                                               $   (0.03)       $    0.11        $   (0.04)       $    0.13
                                                       =========        =========        =========        =========
   Diluted                                             $   (0.03)       $    0.10        $   (0.04)       $    0.11
                                                       =========        =========        =========        =========

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


8. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax, were as follows:

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                             OCTOBER 26,     OCTOBER 27,     OCTOBER 26,     OCTOBER 27,
                                                2001            2000            2001            2000
                                             -----------     -----------     -----------     -----------
Net income (loss)                             $(11,211)       $ 35,360        $(11,724)       $ 40,336
Foreign currency translation adjustment             84          (1,556)           (179)         (1,392)
Unrealized gain (loss) on investments            2,285          (6,674)          1,569           4,793
                                              --------        --------        --------        --------
Comprehensive income (loss)                   $ (8,842)       $ 27,130        $(10,334)       $ 43,737
                                              ========        ========        ========        ========

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

        Restricted cash, classified as non-current assets collateralizing these leases, was $250,709 at October 26, 2001. The lease payments under operating leases collateralized by restricted cash, will vary based on London Interbank Offered Rate (LIBOR) plus a spread (2.7% at October 26, 2001). The operating leases mentioned above require us to maintain specified financial covenants with which we were in compliance as of October 26, 2001.

        We also entered into agreements and established Network Appliance accounts with Deutsche Banc Alex Brown whereby we guarantee any defaults by two corporate officers, of certain margin loans made to them by these financial institutions on their Network Appliance stock. The amount of the guarantee is limited to the difference between the amount of such loans and fair market value of the Network Appliance stock securing the loans. As of October 26, 2001, the ending balance in these accounts was approximately $12,082 in order to collaterize the margin requirement and as of that date the amount Network Appliance would owe, that was not covered by the value of the stock, was $0. The balance under these accounts mentioned above was classified as restricted cash.

10. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and

                             NETWORK APPLIANCE, INC.
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective April 27, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with a net carrying value of approximately $48,912 at April 26, 2002 and the annual amortization of $14,575 that resulted from business combinations initiated prior to the adoption. We will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized, under existing pronouncement rules, prior to the date of adoption, the loss will be charged to operating expenses.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of." Adoption of SFAS No. 144 is required for our fiscal year beginning April 27, 2002. We are currently evaluating the potential impact of adoption of SFAS No. 144 on our financial position and results of operations and have not yet determined the impact of adopting this statement.

11. RESTRUCTURING CHARGES

        In August 2001, we implemented a restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write off.

        The following analysis sets forth the significant components of the restructuring reserve at October 26, 2001:

                                        Severance-      Fixed Assets
                                      related amounts    write-off      Facility        Total
                                      ---------------   ------------    --------       -------
Restructuring charge                      $ 4,796          $ 528        $ 2,656        $ 7,980
Cash payments                              (4,128)            --            (81)        (4,209)
Non-cash portion                               --           (528)            --           (528)
                                          -------          -----        -------        -------
Reserve balance at October 26, 2001       $   668          $  --        $ 2,575        $ 3,243
                                          =======          =====        =======        =======

        Of the reserve balance at October 26, 2001, $2,972 was included in other accrued liabilities and the remaining $271 classified as long-term obligations. We expect to utilize the restructuring reserve over the next four years.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


12. IMPAIRMENT LOSS ON INVESTMENTS

        We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. In the second quarter of fiscal 2002, we recorded a non cash, other-than-temporary write down of $13,008 related to impairments of our investments in publicly traded and private companies. There were no realized gains or losses on equity investments in the three or six-month periods of fiscal 2001.

13. CONTINGENCIES

        We are subject to various legal proceedings and claims which arise in the normal course of business. We do not believe that any current litigation or claims will have a material adverse effect on the Company's business, operating results or financial condition.

14. EQUITY

        Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. We have established our common stock at $.001 par value.

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

OVERVIEW

        Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. We pioneered the concept of the "network appliance" for storage, an extension of the industry trend toward dedicated, specialized products that perform a single function. Our storage and content delivery platforms (filers and NetCache(R) appliances) are coupled with content distribution and reporting software. This Center-to-Edge(TM) solution offers seamless data management from the back-end data center to the edge of the network quickly, simply, and reliably. The Network Appliance product portfolio utilizes our innovative data access software, known as the Data ONTAP(TM) operating system, as well as standards-compliant hardware. It also offers multiprotocol support and integration for UNIX(R) and Windows(R) environments.

        RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                              -------------------------   -------------------------
                                              OCTOBER 26,   OCTOBER 27,   OCTOBER 26,   OCTOBER 27,
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Net sales                                        100.0%        100.0%        100.0%        100.0%
Cost of sales                                     41.6          38.1          42.8          38.4
                                                 -----         -----         -----         -----
            Gross margin                          58.4          61.9          57.2          61.6
                                                 -----         -----         -----         -----
Operating expenses:
     Sales and marketing                          36.4          27.7          36.1          27.7
     Research and development                     14.6          10.8          14.5          10.5
     General and administrative                    5.4           3.9           5.3           3.9
     Amortization of intangible assets             2.7           0.4           2.6           0.4
     In-process research and development            --            --            --           5.4
     Stock compensation                            1.0           0.2           1.2           0.1
     Restructuring charges                         4.1            --           2.0            --
                                                 -----         -----         -----         -----
            Total operating expenses              64.2          43.0          61.7          48.0
                                                 -----         -----         -----         -----
Income (loss) from operations                     (5.8)         18.9          (4.5)         13.6
Total other income (expense), net                 (4.2)          2.1          (0.7)          2.0
                                                 -----         -----         -----         -----
Income (loss) before income taxes                (10.0)         21.0          (5.2)         15.6
Provision (benefit) for income taxes              (4.2)          7.4          (2.2)          7.4
                                                 -----         -----         -----         -----
            Net income (loss)                     (5.8)%        13.6%         (3.0)%         8.2%
                                                 =====         =====         =====         =====

        Net Sales -- Net sales decreased by 25.3% to $194.7 million for the three-month period ended October 26, 2001, from $260.8 million for the three-month period ended October 27, 2000. Net sales decreased by 19.7% to $395.1 million for the six-month period ended October 26, 2001, from $491.9 million for the six-month period ended October 27, 2000. The decline in net sales was due to a decrease in sales to Internet-based companies and weak capital spending among technology companies across all geographies, but primarily in North America. This decrease in net sales was specifically attributable to a lower volume of units and software licenses shipped, as compared to the corresponding period of the prior fiscal year.

        Factors negatively impacting net sales include:

- reduced demand for our products resulting from deteriorating macro economic conditions;

- continued weakness in technology spending from Internet- and technology-related customers;

- decreased sales through indirect channels, including sales through our OEM partners, representing 16.0% and 17.5% of total net sales for the three and six-month periods ended October 26, 2001, respectively, as compared to 25.7% and 26.1% of total net sales for three and six-month periods ended October 27, 2000;

- declining average selling price of the F700 filers and older caching products; and

-   declining unit sales of our older products.

        Net sales were favorably impacted by the following factors:

-   competitive advantage relating to pricing and technology;

- a higher average selling price of our new products: our first multiprocessor high-end F880, higher capacity F840, mid-range F820 and entry-level F85 filer products as well as new NetCache appliances and software features;

- Center-to-Edge data fabric solutions that bundle filers with caching and content delivery software providing for enterprise storage infrastructure and disaster recovery capability;

- increased revenue and units shipped from our new content delivery solutions, including new NetCache platforms C6100, C3100, C1105 and C1100 and new NetCache software;

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

- increased sales from new industry verticals: energy, telecommunications, financial services, manufacturing, Life Sciences and the government;

- higher software subscription and service revenues to support a growing installed base;

-   increased add-on software revenue from Multi-Protocol solutions; and

- expansion of our sales organization to 921 as of October 26, 2001 from 806 as of October 27, 2000.

        International net sales (including United States exports) decreased by 10.2% and 2.3% for the three and six-month periods ended October 26, 2001 as compared to the same periods ended October 27, 2000, respectively. International net sales were $75.8 million, or 38.9% of total net sales, and $153.9 million, or 39.0% of total net sales, for the three and six-month periods ended October 26, 2001, respectively. The decline in international sales for the three and six month periods ended October 26, 2001 was primarily a result of a slower demand in Europe and Asia Pacific markets offset by our increased sales and marketing efforts internationally. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe our international net sales will not increase in fiscal 2002 at the rate at which they grew in fiscal 2001.

        Gross Margin -- Gross margin decreased to 58.4% for the three-month period ended October 26, 2001 from 61.9% for the three-month period ended October 27, 2000. Gross margin decreased to 57.2% for the six-month period ended October 26, 2001 from 61.6% for the six-month period ended October 27, 2000.

        Gross margin was negatively impacted by:

-   the decrease in product sales volume;

- sales price reductions due to competitive pricing pressure and selective pricing discounts;

-   lower of cost or market adjustments to inventory;

-   lower average selling price of certain add-on software options; and

- higher disk content with an expanded storage capacity for the higher-end filers including the F840 and F880 filers.

        Gross margin was favorably impacted by:

-   lower costs of key components;

-   higher average selling prices for our new products;

-   cost control and reduction efforts, including the restructuring impact;

-   increased licensing of new NetCache software, including
    ContentReporter(TM)and ContentDirector(TM); and

-   growth in software subscriptions due primarily to a larger installed base.

        The overall gross margin decline during the six-month periods ended October 26, 2001 compared to October 27, 2000 was generally attributed to the same factors cited above for the second quarters of fiscal 2002 and 2001. In addition, gross margin was also negatively impacted by increased investments in customer service and positively impacted by a one week facility shutdown for the six-month period ended October 26, 2001 compared to the same period a year ago.

        Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses decreased 1.8% to $70.9 million for the three-month period ended October 26, 2001 from $72.2 million for the three-month periods ended October 27, 2000. These expenses were 36.4% and 27.7% of net sales for the three-month periods ended October 26, 2001 and October 27, 2000, respectively. The decrease in absolute dollars was attributed to various cost control and reduction measures, restructuring impact, lower commission expenses and other profit-dependent payroll related expenses, partially offset by the continued worldwide investment in our sales and customer service organizations.

        Sales and marketing expenses increased 4.8% to $142.6 million for the six-month period ended October 26, 2001 from $136.1 million for the six-month period ended October 27, 2000. These expenses were 36.1% and 27.7% of net sales for the six-month periods ended October 26, 2001 and October 27, 2000, respectively. The increase in absolute dollars was primarily related to the continued worldwide investment in our sales and customer service organizations, partially offset by various cost control and reduction measures, restructuring impact, lower commission expenses and other profit-dependent payroll related expenses. Sales and marketing headcount increased to 1,217 at October 26, 2001 from 1,052 at October 27, 2000. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We do not expect to increase our sales and marketing expenses materially in fiscal 2002.

        Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses increased 0.5% to $28.4 million for the three-month period ended October 26, 2001 from $28.2 million for the three-month period ended October 27, 2000. These expenses represented 14.6% and 10.8% of net sales for the three-month periods ended October 26, 2001 and October 27, 2000, respectively. Research and development expenses increased 10.8% to $57.4 million for the six-month period ended October 26, 2001 from $51.8 million for the six-month period ended October 27, 2000. These expenses represented 14.5% and 10.5% of net sales for the six-month periods ended October 26, 2001 and October 27, 2000, respectively. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, the operating impact of the Orca and WebManage acquisitions, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies, partially offset by cost control, reduction in discretionary spending efforts, restructuring impact and lower profit-related payroll and related costs. Research and development headcount increased to 541 at October 26, 2001 from 444 at October 27, 2000.

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

        During the second quarter of fiscal 2002, we outlined our global data fabric strategy and launched new storage solutions for evolving data centers. We began shipping the new F880 series filers, our first multiprocessor systems that extend the high end of our Center-to-Edge solution. We also began shipping five new software upgrades:

        - SnapManager(R)for Microsoft(R)Exchange 2000, our first block access product for Windows 2000 environments;

        - New software releases designed to ease the deployment and management of global data fabrics, including NetCache 5.2(R), which delivers improved security and manageability in Windows 2000 environments and Data Fabric(TM) Manager 1.1 software that allows customers to view and centrally manage hundreds of terabytes of networked storage;

        - ContentDirector(TM) 2.0 and ContentReporter(TM) 3.0, content distribution management software that automates and simplifies the movement and management of streaming media, Web pages, and rich content files from centralized storage locations to access points around the world.

        We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that such expenditures will continue to increase moderately in absolute dollars. For the three and six-month periods ended October 26, 2001 and October 27, 2000, no software development costs were capitalized.

        General and Administrative -- General and administrative expenses increased 4.0% to $10.6 million for the three-month period ended October 26, 2001, from $10.2 million for the three-month period ended October 27, 2000. These expenses represented 5.4% and 3.9% of net sales for the three-month periods ended October 26, 2001 and October 27, 2000, respectively. General and administrative expenses increased 9.4% to $20.8 million for the six-month period ended October 26, 2001, from $19.0 million for the six-month period ended October 27, 2000. These expenses represented 5.3% and 3.9% of net sales for the six-month periods ended October 26, 2001 and October 27, 2000, respectively. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to enhance enterprise-wide management information systems and an increase in the allowance for bad debts, partially offset by cost control, reduction in discretionary spending efforts, restructuring impact and lower profit-dependent personnel and other expenses. General and administrative headcount increased to 269 at October 26, 2001 from 204 at October 27, 2000. We believe that our general and administrative expenses will not increase significantly in absolute dollars in fiscal 2002.

        Amortization of Intangible Assets -- Amortization of intangible assets represents the amortization on acquired intangible assets and the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of October 26, 2001, including goodwill, existing workforce and technology, are being amortized over estimated useful lives of three to five years. We assess the recoverability of intangible assets by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations increased due to a full quarter impact of acquisitions occurring in fiscal 2002 and was $5.2 million and $1.3 million, respectively, in the second quarter of fiscal 2002 and 2001. Amortization of intangible assets charged to operations was $10.5 million and $1.9 million, respectively, for the six-month periods ended October 26, 2001 and October 27, 2000.

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

The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from the remaining 132,249 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition. Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through October 26, 2001.

        The Orca acquisition has been successfully utilized for the design and development of the Direct Access File System (DAFS) protocol. By eliminating much of the traditional operating system overhead, DAFS allows for improved I/O performance while using fewer CPU cycles. The protocol leverages next generation networking technologies that provide remote memory transfer capabilities (RDMA) found in VI and Infiniband. This protocol has good industry support and is now under consideration as an industry standard. We expect to deliver DAFS capable product in early calendar 2002. However, there is risk associated with the completion of the in-process project and there can be no assurance that such project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations or gain market acceptance.

        Stock Compensation -- We account for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and comply with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $1.9 million and $0.4 million in the second quarter of fiscal 2002 and 2001, respectively. This increase was primarily attributable to the recognition of stock compensation on options assumed in the WebManage acquisition and the issuance of 66,124 contingently issuable milestones shares relating to Orca valued at $1.0 million. For the six-month periods, stock compensation expenses increased to $4.6 million in fiscal 2002 from $0.9 million in fiscal 2001, respectively for those periods. This increase was primarily attributable to the recognition of stock compensation on options assumed in the WebManage acquisition and the issuance of 132,248 contingently issuable milestones shares relating to Orca valued at $2.4 million.

        Restructuring charges -- In August 2001, we implemented a restructuring plan, which included a reduction in workforce of approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of approximately $8.0 million. The restructuring charge included approximately $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure costs, and $0.5 million in fixed assets write off. As of October 26, 2001, $3.2 million of accrued committed excess facility costs and other severance-related amounts remained outstanding. Of this amount, approximately $2.9 million was included in other accrued liabilities and the remaining $0.3 million classified as long-term obligations. We expect to utilize the restructuring reserve over the next four years. We also expect annual cost savings of approximately $26.1 million as a result of restructuring and reduction in force actions taken in the second quarter of fiscal 2002.

        Interest income and other, net -- Interest income and other, net, was $4.7 million and $5.5 million for the three-month periods ended October 26, 2001 and October 27, 2000, respectively. The decrease is attributable to lower interest income primarily due to lower average interest rates, lower net proceeds from stock option exercises partially offset by higher average investment balances from cash, short-term investments and restricted cash generated from operations. During the six-month period ended October 26, 2001, interest income and other, net was $10.2 million, as compared to $9.9 million in the corresponding period of the prior year. The slight increase in interest income was primarily due to increased cash, short-term investments and restricted cash generated from operations, partially offset by lower average interest rates and a reduction of net proceeds from stock exercises. We expect interest income to moderately decline in future quarters in fiscal 2002, as existing investments mature and proceeds are reinvested in a lower interest-rate environment.

        Impairment loss on investments -- We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees' operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. In the second quarter of fiscal 2002, we recorded a non cash, other-than-temporary write down of $13.0 million related to impairments of our investments in publicly traded and private companies. There were no realized gains or losses on equity investments in the three or six-month periods of fiscal 2001.

        Provision (Benefit), for Income Taxes -- For the six-month period ended October 26, 2001, we applied an annual rate of 43% benefit to pretax loss and have recorded an adjustment in the current quarter to reflect this rate. For the three and six-month periods ended October 27, 2000, our effective tax rate was 34.5%, which excluded the effect of the write-off of acquired in-process research and development. Our estimate is based on existing tax laws and our current projections of income/(loss) and distributions of income/(loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

        As of October 26, 2001, as compared to the April 30, 2001 balances, our cash, cash equivalents and short-term investments decreased by $30.8 million to $333.3 million. Working capital decreased by $28.7 million to $388.1 million. We generated cash from operating activities totaling $41.5 million and $147.7 million for the six-month periods ended October 26, 2001 and October 27, 2000, respectively. Net cash provided by operating activities for the six-month period ended October 26, 2001 was principally related to decreases in accounts receivable, prepaid expenses and other assets, and deferred income taxes and increases in other accrued liabilities, deferred revenue, coupled with depreciation, impairment loss on investments, amortization of intangibles and stock compensation, partially offset by net loss of $11.7 million, decreases in accounts payable, income taxes payable, accrued compensation and related benefits and increases in inventories.

        In addition to lower net income in fiscal 2002, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

        - lower accounts receivable balances due to lower sales and more collections in the first six-month period of fiscal 2002;

        - non-cash acquisition-related charges, stock compensation, impairment loss on investments, provision for doubtful accounts and depreciation included in net income (loss);

        -   increased accrued liabilities relating to the restructuring; and

        - an increase in deferred sales related to service and software subscriptions.

        The above factors were partially offset by the effects of:

        - decreased balances for accounts payable and deferred revenue due to lower levels of business activity in the six-month period of fiscal 2002;

        - decreased accrued compensation and related benefits due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002, vacation taken during a

            July 2001 facility shutdown and lower commission accrual as a result of lower levels of sales; and

        - decreased income taxes payable, primarily reflecting lower profitability in fiscal 2002.

        As a result of the restructuring actions implemented in the second quarter of fiscal 2002, we believe that cash operating expenses are likely to decline in the remainder of fiscal 2002.

        Since we have curtailed capital expenditures, purchases of property and equipment were only $17.7 million in the six-month period of fiscal 2002, compared to $39.4 million the same period a year ago. The decrease was primarily attributed to the slowdown in hiring and various cost control and cutting measures. We have used $64.4 million and $55.1 million during the six-month periods ended October 26, 2001 and October 27, 2000, respectively, for net purchases of short-term investments. In the first quarter of fiscal 2001, we acquired Orca for a purchase price of approximately $50.0 million, including common stock, contingently issuable common stock, assumed options, cash payments of $2.0 million and related transaction costs. Investing activities in the six-month period ended October 26, 2001 also included new equity investments of $0.8 million.

        We have used $52.8 million and $23.3 million during the six-month periods ended October 26, 2001 and October 27, 2000, respectively, from financing activities, primarily from the increase in restricted cash (see " Commitments" Note 9 to Notes to Condensed Consolidated Financial Statements) partially offset by proceeds from the sale of common stock. The decrease in cash provided by sales of common stock for the six-month period ended October 26, 2001, compared to the corresponding period of the prior fiscal year, was primarily due to lower stock option exercise proceeds as a result of the recent decline in our stock price.

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

        As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts, to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the first quarter of fiscal 2002, net losses generated by hedged assets and liabilities totaled approximately $0.2 million, which were offset by gains on the related derivative instruments of approximately $0.3 million. For the second quarter of fiscal 2002, net gains generated by hedged assets and liabilities totaled approximately $1.1 million, which were offset by losses on the related derivative instruments of approximately $1.6 million. We do not enter into derivative financial instruments for speculative or trading purposes.

        Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to forecasted transactions, firm commitments or equity investments. The adoption of SFAS No. 133 did not have a significant impact on our financial position, results of operations or cash flow.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective April 27, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with a net carrying value of approximately $48.9 million at April 26, 2002 and the annual amortization of $14.6 million that resulted from business combinations initiated prior to the adoption. We will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized, under existing accounting rules, prior to the date of adoption, the loss will be charged to operating expenses.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of." Adoption of SFAS No. 144 is required for our fiscal year beginning April 27, 2002. We are currently evaluating the potential impact of adoption of SFAS No. 144 on our financial position and results of operations and have not yet determined the impact of adopting this statement.

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

FACTORS BEYOND OUR CONTROL COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

        Although we did experience significant revenue growth in periods prior to the third quarter of fiscal 2001, this growth may not be indicative of our future operating results. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following:

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

    - the levels of expenditure on research and development and expansion of our sales and marketing programs; and

    -   seasonality.

        Current global economic and political factors, including terrorism, could harm our business. Weak economic conditions, terrorist actions, and the effects of ongoing military actions against terrorists could lead to significant business interruptions. If such disruptions result in cancellations of customer orders, a general decrease in corporate spending on information technology, or direct impacts on our marketing, manufacturing, financial functions or our suppliers' logistics function, our results of operations and financial condition could be adversely affected.

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

        Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors, as has been the case through the last two quarters of fiscal 2001 and first two quarters of fiscal 2002. In such event, the trading price of our common stock would likely decrease.

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

A SIGNIFICANT PERCENTAGE OF OUR EXPENSES ARE FIXED WHICH COULD AFFECT OUR NET INCOME.

        Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations, as has been the case through the second half of fiscal 2001 and the first two quarters of fiscal 2002, net income will be disproportionately affected.

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

RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

        We conduct business internationally. International customers (including United States exports) were approximately 38.9% and 39.0% of our net sales for the three and six-month periods ended October 26, 2001, respectively. Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

Market Interest and Interest Income Risk

        Interest and Investment Income - As of October 26, 2001, we had short-term investments of $155.5 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase between three and twelve months and investment in marketable equity securities in certain technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 26, 2001, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

        Operating Lease Commitments - As of October 26, 2001, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. A hypothetical 10 percent increase in interest rates would increase our annual rent expense under operating lease commitments by approximately $0.8 million. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. Our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate. Moreover, a total of $250.7 million in operating leases are collateralized with investments that have similar, and thus offsetting, interest rate characteristics.

Market Price Risk

        Equity Securities - We are also exposed to market price risk on our equity securities included in our short-term investments. These investments are in publicly traded companies in the volatile high-technology industry sector. We do not attempt to reduce or eliminate our market exposure on these securities and as a result, the amount of income and cash flow that we ultimately realize from these investments in future periods may vary materially from the current unrealized amount. A 50% adverse change in the equity price would result in an approximate $1.0 million decrease in the fair value of our equity securities as of October 26, 2001.

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

        The following table provides information about our foreign exchange forward contracts outstanding on October 26, 2001, (in thousands):

                BUY/              FOREIGN        CONTRACT VALUE     FAIR VALUE
CURRENCY        SELL          CURRENCY AMOUNT          USD            IN USD
------------------------------------------------------------------------------
AUD             Sell               4,976             $ 2,483          $ 2,488
CHF             Sell               2,224             $ 1,349          $ 1,349
EUR             Sell              51,266             $45,499          $45,561
GBP             Sell               9,649             $13,838          $13,860

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None

ITEM 2. CHANGES IN SECURITIES

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On October 18, 2001, we held our 2001 Annual Meeting of Stockholders. On the record date, 330,366,171 shares of our Common Stock were outstanding and entitled to be voted. Tabulated proxies at the meeting represented 297,473,504 shares, or 90.0% of the total eligible. Voting results are summarized below:

   Proposal I - To elect the following individuals to serve as members of the Board of the Directors for the ensuing year or until their respective successors are duly elected and qualified:

        NAME                                        VOTES FOR      WITHHELD
        --------------------------------------------------------------------
        Daniel J. Warmenhoven                      282,192,775    15,278,629
        Donald T. Valentine                        294,926,187     2,545,217
        Sanjiv Ahuja                               294,932,648     2,538,756
        Carol A. Bartz                             294,941,998     2,529,406
        Michael R. Hallman                         294,951,914     2,519,490
        Sachio Semmoto                             294,939,934     2,531,470
        Robert T. Wall                             294,943,456     2,527,948

        Proposal II - To approve a series of amendments to the Company's 1999 Stock Option Plan (the "1999 Plan") which will increase the share reserve under the plan by an additional 13,400,000 shares of Common Stock and effect certain changes to the automatic option grant program in effect for the non-employee members of the Board of Directors.

        VOTES FOR            AGAINST               WITHHELD
        ----------------------------------------------------
        218,310,199          77,689,224            1,419,983


        Proposal III - To approve an amendment to the Company's Employee Stock Purchase Plan (the "the ESPP") which will increase the share reserve under the plan by an additional 3,000,000 shares of Common Stock and extend the term of the ESPP to the last business day of May 2011.

        VOTES FOR            AGAINST               WITHHELD
        ----------------------------------------------------
        285,940,309          10,149,868            1,327,129

        Proposal IV - To approve the Company's reincorporation under the laws of the state of Delaware.

        VOTES FOR            AGAINST               WITHHELD
        ----------------------------------------------------
        188,143,555          7,429,199             1,225,255

        Proposal V - To ratify the appointment of Deloitte and Touche LLP as independent accountants of the Company for the fiscal year ending April 26, 2002.

        VOTES FOR            AGAINST               WITHHELD
        ----------------------------------------------------
        295,730,023          655,667               1,085,714

        Proposal VI - To transact such other business as may properly come before the meeting or any adjournment thereof.

        VOTES FOR            AGAINST               WITHHELD
        -----------------------------------------------------
        209,620,491          50,321,829            37,529,084


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

Date: December 7, 2001