Form 10-Q
period 2002-01-25
NETWORK APPLIANCE INC
filed 2002-03-05
CIK 1002047

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2002

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

   Number of shares outstanding of the registrant's common stock, $.001 par value, as of the latest practicable date.

                                                OUTSTANDING AT
                       CLASS                   JANUARY 25, 2002
                       -----                   ----------------
                   Common Stock.............      333,857,492

================================================================================

                                TABLE OF CONTENTS


                                                                                    PAGE NO.
                                                                                    --------
                                  PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of January 25, 2002 and
            April 30, 2001                                                              2
          Condensed Consolidated Statements of Operations for the three and
            nine-month periods ended January 25, 2002 and January 26, 2001              3
          Condensed Consolidated Statements of Cash Flows for the nine-month
            periods ended January 25, 2002 and January 26, 2001                         4
          Notes to Condensed Consolidated Financial Statements                          5
Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                               12
Item 3. Quantitative and Qualitative Disclosures About Market Risk                     27

                                    PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                              29
Item 2. Changes in Securities                                                          29
Item 3. Defaults Upon Senior Securities                                                29
Item 4. Submission of Matters to Vote of Securityholders                               29
Item 5. Other Information                                                              29
Item 6. Exhibits and Reports on Form 8-K                                               29
SIGNATURE                                                                              30

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NETWORK APPLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    JANUARY 25,        APRIL 30,
                                                       2002              2001
                                                    -----------       -----------
                                                    (UNAUDITED)           **
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                      $   215,485       $   271,931
     Short-term investments                             188,099            92,094
     Accounts receivable, net                           139,026           186,956
     Inventories                                         27,395            22,504
     Prepaid expenses and other                          22,470            25,745
     Deferred income taxes                               37,258            36,287
                                                    -----------       -----------
         Total current assets                           629,733           635,517
RESTRICTED CASH                                         251,031           193,747
PROPERTY AND EQUIPMENT, NET                              95,661           103,238
INTANGIBLE ASSETS, NET                                   63,832            79,510
OTHER ASSETS                                             16,119            24,240
                                                    -----------       -----------
                                                    $ 1,056,376       $ 1,036,252
                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $    35,038       $    64,892
     Income taxes payable                                17,680            21,844
     Accrued compensation and related benefits           32,883            50,523
     Other accrued liabilities                           42,516            23,198
     Deferred revenue                                    64,705            58,316
                                                    -----------       -----------
         Total current liabilities                      192,822           218,773
LONG-TERM DEFERRED REVENUE                               25,425            12,882
LONG-TERM OBLIGATIONS                                       330               149
                                                    -----------       -----------
         Total liabilities                              218,577           231,804
                                                    -----------       -----------

STOCKHOLDERS' EQUITY:
     Common stock                                       650,343           616,595
     Deferred stock compensation                         (8,775)          (12,044)
     Retained earnings                                  199,892           204,632
     Cumulative other comprehensive loss                 (3,661)           (4,735)
                                                    -----------       -----------
         Total stockholders' equity                     837,799           804,448
                                                    -----------       -----------
                                                    $ 1,056,376       $ 1,036,252
                                                    ===========       ===========

** Derived from audited consolidated financial statements.

     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                              -------------------------   -------------------------
                                              JANUARY 25,   JANUARY 26,   JANUARY 25,    JANUARY 26,
                                                  2002          2001          2002           2001
                                              -----------   -----------   -----------    -----------
NET SALES                                      $ 198,349     $ 288,409     $ 593,490      $ 780,345
COST OF SALES                                     75,012       113,763       244,073        302,534
                                               ---------     ---------     ---------      ---------
       Gross Margin                              123,337       174,646       349,417        477,811
                                               ---------     ---------     ---------      ---------

OPERATING EXPENSES:
       Sales and marketing                        66,726        76,510       209,290        212,564
       Research and development                   28,451        34,966        85,888         86,807
       General and administrative                 10,587        10,922        31,401         29,950
       Amortization of intangible assets           5,226         4,567        15,678          6,506
       In-process research and development            --            --            --         26,688
       Stock compensation (1)                      1,133         1,140         5,755          2,012
       Restructuring charges                          --            --         7,980             --
                                               ---------     ---------     ---------      ---------
          Total operating expenses               112,123       128,105       355,992        364,527
                                               ---------     ---------     ---------      ---------

INCOME (LOSS) FROM OPERATIONS                     11,214        46,541        (6,575)       113,284
                                               ---------     ---------     ---------      ---------

OTHER INCOME (EXPENSE), NET:
       Interest income and other, net              3,574         7,184        13,803         17,075
       Impairment loss on investments                 --            --       (13,008)            --
                                               ---------     ---------     ---------      ---------
          Total other income, net                  3,574         7,184           795         17,075
                                               ---------     ---------     ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                 14,788        53,725        (5,780)       130,359
PROVISION (BENEFIT) FOR INCOME TAXES               7,804        19,654        (1,040)        55,952
                                               ---------     ---------     ---------      ---------

NET INCOME (LOSS)                              $   6,984     $  34,071     $  (4,740)     $  74,407
                                               =========     =========     =========      =========

NET INCOME (LOSS) PER SHARE:
       Basic                                   $    0.02     $    0.11     $   (0.01)     $    0.23
                                               =========     =========     =========      =========
       Diluted                                 $    0.02     $    0.09     $   (0.01)     $    0.21
                                               =========     =========     =========      =========
SHARES USED IN PER SHARE CALCULATIONS:
       Basic                                     332,403       322,727       330,726        318,161
                                               =========     =========     =========      =========
       Diluted                                   352,868       361,599       330,726        361,804
                                               =========     =========     =========      =========

(1)  Stock compensation:
       Sales and marketing                     $     263     $     309     $     806      $     759
       Research and development                      736           716         4,542            937
       General and administrative                    134           115           407            316
                                               ---------     ---------     ---------      ---------
                                               $   1,133     $   1,140     $   5,755      $   2,012
                                               =========     =========     =========      =========

     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                     ---------------------------
                                                                                     JANUARY 25,     JANUARY 26,
                                                                                        2002            2001
                                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $   (4,740)     $   74,407
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation and amortization                                                     33,519          21,917
       In-process research and development                                                   --          26,688
       Amortization of intangible assets                                                 15,678           6,506
       Stock compensation                                                                 5,755           2,012
       Impairment loss on investments                                                    13,008              --
       Provision for doubtful accounts                                                    6,015             852
       Deferred income taxes                                                                (26)         (8,918)
       Deferred rent                                                                        (63)             (5)
       Changes in assets and liabilities, net of effects of businesses acquired:
         Accounts receivable                                                             41,853        (114,316)
         Inventories                                                                     (9,178)        (25,336)
         Prepaid expenses and other assets                                                 (460)          7,558
         Accounts payable                                                               (29,854)         46,604
         Income taxes payable                                                            (4,164)         64,869
         Accrued compensation and related benefits                                      (17,640)         23,138
         Other accrued liabilities                                                       19,562          13,767
         Deferred revenue                                                                18,932          39,604
                                                                                     ----------      ----------
            Net cash provided by operating activities                                    88,197         179,347
                                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                 (273,464)       (149,674)
   Redemptions of short-term investments                                                178,203         102,420
   Purchases of property and equipment                                                  (22,485)        (59,941)
   Purchase of equity securities                                                           (875)         (6,391)
   Purchase of businesses, net of cash acquired                                              --          (7,171)

                                                                                     ----------      ----------
            Net cash used in investing activities                                      (118,621)       (120,757)
                                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                                               31,262          68,832
   Increase in restricted cash                                                          (57,284)       (192,052)
                                                                                     ----------      ----------
            Net cash used in financing activities                                       (26,022)       (123,220)
                                                                                     ----------      ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (56,446)        (64,630)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                  271,931         279,014
                                                                                     ----------      ----------
   End of period                                                                     $  215,485      $  214,384
                                                                                     ==========      ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit from employee stock transactions                               $       --      $   62,000
   Conversion of evaluation inventory to fixed assets                                     3,951           9,212
   Common stock issued and options assumed for acquired businesses                           --         101,237
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                                        279             307

     See accompanying notes to condensed consolidated financial statements.

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

        These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 27, 2001. The results of operations for the three and nine-month periods ended January 25, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

2. USE OF ESTIMATES

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

3. SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition -- In accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. This generally occurs at the time of shipment. We also record estimated product return, warranty reserves and other allowances based on historical experience. Revenues from software subscriptions, which entitle customers to software updates, including bug fixes, patch releases and major revisions, and services are recognized over the terms of the related contractual periods.

        Segment Information -- We operate in one reportable industry segment: the design, manufacturing and marketing of high-performance networked storage solutions. We recorded revenue from customers throughout the United States and Canada; Europe; Latin America, Australia and Asia Pacific.

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


4. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

                                              JANUARY 25,   APRIL 30,
                                                 2002         2001
                                              -----------   ---------
            Purchased components               $ 10,806     $ 11,106
            Work in process                         680          560
            Finished goods                       15,909       10,838
                                               --------     --------
                                               $ 27,395     $ 22,504
                                               ========     ========

5. STOCK COMPENSATION

        We record stock compensation in accordance with provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," for employee awards and Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. During the first and second quarters of fiscal 2002, under terms of the acquisition agreement with Orca Systems, Inc. ("Orca"), we issued an additional 66 and 66 shares, respectively, of common stock to former Orca shareholders upon meeting certain performance criteria. The fair market values of the shares of $1,434 and $1,006, respectively, were measured on the date the performance criteria were met and were recognized as stock compensation during the first and second quarters of fiscal 2002. In the third quarter of fiscal 2002, no stock compensation was recorded relating to Orca achieving their performance milestones.

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

        As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts, to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the first quarter of fiscal 2002, net losses generated

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


by hedged assets and liabilities totaled $246, which were offset by gains on the related derivative instruments of $265. For the second quarter of fiscal 2002, net gains generated by hedged assets and liabilities totaled $1,142, which were offset by losses on the related derivative instruments of $1,585. For the third quarter of fiscal 2002, net losses generated by hedged assets and liabilities totaled $1,438, which were offset by gains on the related derivative instruments of $935. We do not enter into derivative financial instruments for speculative or trading purposes.

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

        During all periods presented, we had options outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive in the nine months ended January 25, 2002 due to the net loss reported in that period and in the other periods as the options' exercise prices were above the average market prices in those periods. For the three-month periods ended January 25, 2002 and January 26, 2001, 24,673 and 3,688 shares of common stock options with a weighted average exercise price of $45.89 and $100.80, respectively, were excluded from the diluted net income per share computation. For the nine-month periods ended January 25, 2002 and January 26, 2001, 72,042 and 2,559 shares of common stock options with a weighted average exercise price of $21.10 and $110.05, respectively, were excluded from the diluted net income (loss) per share computation.

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    --------------------------    --------------------------
                                                    JANUARY 25,    JANUARY 26,    JANUARY 25,    JANUARY 26,
                                                       2002           2001           2002           2001
                                                    -----------    -----------    -----------    -----------
NET INCOME (LOSS) (NUMERATOR):
   Net income (loss), basic and diluted              $   6,984      $  34,071      $  (4,740)     $  74,407
                                                     =========      =========      =========      =========

SHARES (DENOMINATOR):
   Weighted average common shares outstanding          332,537        322,998        330,888        318,423
   Weighted average common shares outstanding
     subject to repurchase                                (134)          (271)          (162)          (262)
                                                     ---------      ---------      ---------      ---------
   Shares used in basic computation                    332,403        322,727        330,726        318,161
   Weighted average common shares outstanding
     subject to repurchase                                 134            271             --            262
   Common shares issuable upon exercise of stock
     options                                            20,331         38,601             --         43,381
                                                     ---------      ---------      ---------      ---------
   Shares used in diluted computation                  352,868        361,599        330,726        361,804
                                                     =========      =========      =========      =========

NET INCOME (LOSS) PER SHARE:

   Basic                                             $    0.02      $    0.11      $   (0.01)     $    0.23
                                                     =========      =========      =========      =========
   Diluted                                           $    0.02      $    0.09      $   (0.01)     $    0.21
                                                     =========      =========      =========      =========

8.  COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax, were as follows:

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                              --------------------------    --------------------------
                                              JANUARY 25,    JANUARY 26,    JANUARY 25,    JANUARY 26,
                                                 2002           2001           2002           2001
                                              -----------    -----------    -----------    -----------
Net income (loss)                              $   6,984      $  34,071      $  (4,740)     $  74,407
 Foreign currency translation adjustment            (218)         2,057           (397)           658
 Unrealized gain (loss) on investments               (98)        (3,448)         1,471          1,352
                                               ---------      ---------      ---------      ---------
Comprehensive income (loss)                    $   6,668      $  32,680      $  (3,666)     $  76,417
                                               =========      =========      =========      =========

9.  COMMITMENTS

        We have commitments related to operating lease arrangements for our headquarters site in Sunnyvale, California, under which we have options to purchase various properties at the expiration or termination of the leases for $309,000, or arrange for the sale of the property to third parties for at least $309,000 with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for guaranteed residual amounts of approximately $212,936. These lease arrangements required the creation and maintenance of a cash collateral account that limits the liquidity of $251,031 of our cash, which is classified as non-current assets on our balance sheet. The leases

                             NETWORK APPLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. The lease payments will vary based on London Interbank Offered Rate ("LIBOR") (1.8% at January 25, 2002) plus a spread of 30 basis points.

        The lease agreements, amended effective January 25, 2002, require us to comply with certain financial covenants, which include maintaining minimum unencumbered cash and cash equivalents; a minimum tangible net worth; a minimum quick ratio; a minimum fixed charge coverage; a minimum profitability and a maximum leverage ratio. At January 25, 2002, we did not meet the maximum leverage ratio. We entered into an amendment effective January 25, 2002 that cured the violation. The amendment modified the definition of debt for purposes of calculating the financial covenants to exclude all synthetic lease obligations with the lessor. Under the terms of the amended agreement, we are also required to maintain a mandatory restricted cash collateral at 100% of the lease arrangement.

        We have entered into agreements and established Network Appliance accounts with Deutsche Banc Alex Brown whereby we have the option to guarantee any defaults by two corporate officers, of certain margin loans made to them by these financial institutions on their Network Appliance stock. The amount of the guarantee is limited to the difference between the amount of such loans and fair market value of the Network Appliance stock securing the loans. As of January 25, 2002, there were no outstanding guarantees.

        From time to time, we have committed to purchase various key components used in the manufacture of our products. Our loss accrual for such commitments to these key component vendors are based on our current forecasts of inventory usage. We established accruals for estimated losses on purchase components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

10.  NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective April 27, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill (including acquired existing workforce) with a net carrying value of approximately $49,779 at April 26, 2002 and the annual amortization of $15,177 that resulted from business combinations initiated prior to the adoption. We will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized, under existing pronouncement rules, prior to the date of adoption, the loss will be charged to operating expenses.

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

        The following analysis sets forth the significant components of the restructuring reserve at January 25, 2002:

                                        Severance-       Fixed
                                         related         Assets
                                         amounts        write-off      Facility        Total
                                        ----------      ---------      --------       --------
Restructuring charge                     $  4,796       $    528       $  2,656       $  7,980
Cash payments                              (4,128)            --            (81)        (4,209)
Non-cash portion                               --           (528)            --           (528)
                                         --------       --------       --------       --------
Reserve balance at October 26, 2001           668             --          2,575          3,243
Cash payments                                (201)            --           (539)          (740)
Non-cash portion                               --             --             --             --
                                         --------       --------       --------       --------
Reserve balance at January 25, 2002      $    467       $     --       $  2,036       $  2,503
                                         ========       ========       ========       ========

        Of the reserve balance at January 25, 2002, $2,259 was included in other accrued liabilities and the remaining $244 classified as long-term obligations. We currently expect that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment date of the exit plan, except for certain long-term contractual obligations.

12.  IMPAIRMENT LOSS ON INVESTMENTS

        We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees' operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. In the second quarter of fiscal 2002, we recorded a non cash, other-than-temporary write down of $13,008 related to impairments of our investments in publicly traded and private companies. During the third quarters of fiscal 2002 and 2001, we sold shares of certain marketable equity securities and realized gains of $55 and $70, respectively, for those periods.

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

OVERVIEW

        Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance is a leader in enterprise storage and the delivery of data and content on demand. We pioneered the concept of the "network appliance" for storage, an extension of the industry trend toward dedicated, specialized products that perform a single function. Network Appliance(TM) hardware, software, and service offerings are used to create, manage and scale seamless storage network, linking the data centers and remotes offices in a unified data management architecture. Our strategy converges LANs, WANs, and SANs into a flexible, highly reliable, scalable integrated business network that extends from the data center to the edge of the network. Our product portfolio utilizes our innovative data access software, known as the Data ONTAP(TM) operating system, as well as standards-compliant hardware. It also offers multiprotocol support and integration for UNIX(R) and Windows(R) environments.

      RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                            -------------------------   --------------------------
                                            JANUARY 25,   JANUARY 26,   JANUARY 25,    JANUARY 26,
                                               2002          2001          2002           2001
                                            -----------   -----------   -----------    -----------
Net sales                                       100.0%        100.0%        100.0%         100.0%
Cost of sales                                    37.8          39.4          41.1           38.8
                                              -------       -------       -------        -------
            Gross margin                         62.2          60.6          58.9           61.2
                                              -------       -------       -------        -------
Operating expenses:
     Sales and marketing                         33.6          26.5          35.3           27.3
     Research and development                    14.3          12.1          14.5           11.1
     General and administrative                   5.4           3.8           5.3            3.8
     Amortization of intangible assets            2.6           1.7           2.6            0.8
     In-process research and development           --            --            --            3.4
     Stock compensation                           0.6           0.4           1.0            0.3
     Restructuring charges                         --            --           1.3             --
                                              -------       -------       -------        -------
            Total operating expenses             56.5          44.5          60.0           46.7
                                              -------       -------       -------        -------
Income (loss) from operations                     5.7          16.1          (1.1)          14.5
Total other income (expense), net                 1.8           2.5           0.1            2.2
                                              -------       -------       -------        -------
Income (loss) before income taxes                 7.5          18.6          (1.0)          16.7
Provision (benefit) for income taxes              4.0           6.8          (0.2)           7.2
                                              -------       -------       -------        -------
            Net income (loss)                     3.5%         11.8%         (0.8)%          9.5%
                                              =======       =======       =======        =======

        Net Sales -- Net sales decreased by 31.2% to $198.3 million for the three-month period ended January 25, 2002, from $288.4 million for the three-month period ended January 26, 2001. Net sales decreased by 23.9% to $593.5 million for the nine-month period ended January 25, 2002, from $780.3 million for the nine-month period ended January 26, 2001. The decline in net sales was due to a decrease in sales to Internet-based companies and reduced capital spending among technology companies across all geographies, but primarily in North America. This decrease in net sales for both the three and nine-month periods of fiscal 2002 was specifically attributable to a lower volume of units and software licenses shipped, as compared to the corresponding periods of the prior fiscal year.

        Factors negatively impacting net sales include:

- reduced demand for our products resulting from deteriorating macro economic conditions;

- continued weakness in technology spending from Internet- and technology-related customers;

- decreased sales through indirect channels, including sales through our OEM partners, representing 22.5% and 19.2% of total net sales for the three and nine-month periods ended January 25, 2002, respectively, as compared to 24.5% and 26.1% of total net sales for three and nine-month periods ended January 26, 2001;

- declining average selling price of the F700 filers and older caching products; and

-     declining unit sales of our older products.

        Net sales were favorably impacted by the following factors:

-     competitive advantage relating to pricing and technology;

- a higher average selling price of our new products: our first multiprocessor high-end F880, entry-level F85 filer products as well as new NetCache(R) appliances and software features;

- networked storage solutions that bundle filers with caching and content delivery software providing for enterprise storage infrastructure and disaster recovery capability;

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

- introduction of NearStore(TM) appliances for business continuance and online recovery; and

- expansion of our sales organization to 915 as of January 25, 2002 from 870 as of January 26, 2001.

        The overall net sales decline during the nine-month periods ended January 25, 2002 compared to January 26, 2001 was generally attributed to the same factors cited above. Additionally, net sales for the nine-month period of fiscal 2002 was positively impacted by increased revenue from our content delivery solutions compared to the same period a year ago.

        International net sales (including United States exports) decreased by 25.1% and 11.7% for the three and nine-month periods ended January 25, 2002 as compared to the same periods ended January 26, 2001, respectively. International net sales were $83.0 million, or 41.8% of total net sales, and $236.9 million, or 39.9% of total net sales, for the three and nine-month periods ended January 25, 2002, respectively. The decline in international sales for the three and nine-month periods ended January 25, 2002 was primarily a result of a slower demand in Europe and Asia Pacific markets offset by our increased sales and marketing efforts internationally. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We believe our international net sales will not increase in fiscal 2002 at the rate at which they grew in fiscal 2001.

        Gross Margin -- Gross margin increased to 62.2% for the three-month period ended January 25, 2002 from 60.6% for the three-month period ended January 26, 2001. Gross margin decreased to 58.9% for the nine-month period ended January 25, 2002 from 61.2% for the nine-month period ended January 26, 2001.

        Gross margin was favorably impacted by:

-     lower costs of key components and subsystems;

-     favorable product and software mix;

- a revision to previously estimated exposure of approximately $3.0 million relating to purchase commitments on end of life products;

- a faster-than-expected shift to our new high-density storage sub-system due to favorable average selling price on the enclosures, electronics and power systems sold with the disk systems;

-     higher average selling prices for our new products;

- manufacturing overhead cost control and reduction efforts, including the restructuring impact;

-     a December holiday facility shutdown; and

-     growth in software subscriptions due primarily to a larger installed base.

        Gross margin was negatively impacted by:

-     the decrease in product sales volume;

- sales price reductions due to competitive pricing pressure and selective pricing discounts;

-     lower of cost or market adjustments to inventory;

-     decreased licensing of our software due to lower volume of units shipped;

-     lower average selling price of certain add-on software options; and

- higher disk content with an expanded storage capacity for the higher-end filers including the F840 and F880 filers.

        The overall gross margin decline during the nine-month periods ended January 25, 2002 compared to January 26, 2001 was generally attributed to the same factors cited above for the third quarters of fiscal 2002 and 2001. In addition, gross margin was also negatively impacted by increased investments in customer service and positively impacted by the July and December partial holiday shutdowns for the nine-month period ended January 25, 2002 compared to the same period a year ago.

        Sales and Marketing -- Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses and certain customer service and support costs. Sales and marketing expenses decreased 12.8% to $66.7 million for the three-month period ended January 25, 2002 from $76.5 million for the three-month periods ended January 26, 2001. These expenses were 33.6% and 26.5% of net sales for the three-month periods ended January 25, 2002 and January 26, 2001, respectively. The decrease in absolute dollars was attributed to various cost control and reduction measures, restructuring impact, lower commission expenses and other profit-dependent payroll related expenses, partially offset by the continued worldwide investment in our sales and customer service organizations.

        Sales and marketing expenses decreased 1.5% to $209.3 million for the nine-month period ended January 25, 2002 from $212.6 million for the nine-month period ended January 26, 2001. These expenses were 35.3% and 27.3% of net sales for the nine-month periods ended January 25, 2002 and January 26, 2001, respectively. The decrease in absolute dollars was primarily related to various cost control and reduction measures, restructuring impact, lower commission expenses and other profit-dependent payroll related expenses, partially offset by the continued worldwide investment in our sales and customer service organizations. Sales and marketing headcount increased to 1,225 at January 25, 2002 from 1,157 at January 26, 2001. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels and increase product and company awareness. We do not expect to increase our sales and marketing expenses materially in fiscal 2002.

        Research and Development -- Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges and fees paid to outside consultants. Research and development expenses decreased 18.6% to $28.5 million for the three-month period ended January 25, 2002 from $35.0 million for the three-month period ended January 26, 2001. These expenses represented 14.3% and 12.1% of net sales for the three-month periods ended January 25, 2002 and January 26, 2001, respectively. Research and development expenses decreased 1.1% to $85.9 million for the nine-month period ended January 25, 2002 from $86.8 million for the nine-month period ended January 26, 2001. These expenses represented 14.5% and 11.1% of net sales for the nine-month periods ended January 25, 2002 and January 26, 2001, respectively. Research and development expenses decreased in absolute dollars, primarily as a result of cost control, reduction in discretionary spending efforts, restructuring impact, the two holiday facility shutdowns, lower headcount, and lower profit-dependent payroll related expenses, partially offset by the operating impact of the Orca and WebManage acquisitions. Research and development headcount decreased to 554 at January 25, 2002 from 568 at January 26, 2001. We expect to continuously support current and future product development and enhancement efforts, and incur prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies.

        During the first quarter of fiscal 2002, we continued our enterprise focus by introducing new networked storage solutions for global Information Technology (IT) infrastructures, offering greater data availability and enhanced disaster recovery:

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

- SecureShare(R) Quota Manager 2.0, a graphical user interface tool to centrally manage and control hard and soft quotas on thousands of Microsoft Windows NT(R)/2000 versions working with many Network Appliance filers. The solution is based on the Microsoft Management Console standard interface, and allows for a single point of control across multiple filers.

        During the second quarter of fiscal 2002, we outlined our network storage strategy and launched new storage solutions for evolving data centers. We began shipping the new F880 series filers, our first multiprocessor systems that extend the high end of our networked storage solution. We also began shipping five new software upgrades:

        - SnapManager(R) for Microsoft(R) Exchange 2000, our first block access product for Windows 2000 environments;

        - New software releases designed to ease the deployment and management of networked storage, including NetCache 5.2(R), which delivers improved security and manageability in Windows 2000 environments and Data Fabric(TM) Manager 1.1 software that allows customers to view and centrally manage hundreds of terabytes of networked storage;

        - ContentDirector(TM) 2.0 and ContentReporter(TM) 3.0, content distribution management software that automates and simplifies the movement and management of streaming media, Web pages, and rich content files from centralized storage locations to access points around the world.

        During the third quarter of fiscal 2002, we expanded on our network storage vision with the introduction of NearStore, "near-line storage" appliances for business continuance and online recovery. We launched the F87 for remote office and branch office deployments and the F810 and F810c for enterprises, broadening the price/performance levels of our entire line of network storage systems.

        Executing on our enterprise and commercial applications strategy, we debuted SnapDrive(TM) for Microsoft(R) SQL Server(TM) 2000. SnapDrive uses Virtual Local Disk (VLD) technology to present itself to SQL Server 2000 as a SAN-style, locally attached device. The complementary solution is intended to provide Microsoft SQL Server 2000 customers significantly increased levels of data availability for their Microsoft platform at a proven, low total cost of ownership.

        We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products and expect that expenditures for these purposes will increase moderately in absolute dollars. For the three and nine-month periods ended January 25, 2002 and January 26, 2001, no software development costs were capitalized.

        General and Administrative -- General and administrative expenses decreased 3.1% to $10.6 million for the three-month period ended January 25, 2002, from $10.9 million for the three-month period ended January 26, 2001. These expenses represented 5.4% and 3.8% of net sales for the three-month periods ended January 25, 2002 and January 26, 2001, respectively. Decreases in absolute dollars were primarily due to cost control, reduction in discretionary spending efforts, restructuring impact, the two holiday facility shutdowns and lower profit-dependent payroll related expenses, partially offset by increased headcount, expenses associated with initiatives to enhance enterprise-wide management information systems, accrued general legal costs and an increase in the allowance for bad debts. General and administrative expenses increased 4.8% to $31.4 million for the nine-month period ended January 25, 2002, from $30.0 million for the nine-month period ended January 26, 2001. These expenses represented 5.3% and 3.8% of net sales for the nine-month periods ended January 25, 2002 and January 26, 2001, respectively. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to enhance enterprise-wide management information systems, accrued general legal costs and an increase in the allowance for bad debts, partially offset by cost control, reduction in discretionary spending efforts, restructuring impact, the two holiday facility shutdowns and lower profit-dependent personnel related expenses. General and administrative headcount increased to 274 at January 25, 2002 from 238 at January 26, 2001.

        Amortization of Intangible Assets -- Amortization of intangible assets represents the amortization on acquired intangible assets and the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of January 25, 2002, including goodwill, existing workforce and technology, are being amortized over estimated useful lives of three to five years. We assess the recoverability of intangible assets by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations was $5.2 million and $4.6 million, respectively, in the third quarter of fiscal 2002 and 2001. Amortization of intangible assets charged to operations increased due to the acquisition impact of WebManage occurring in the third quarter of fiscal 2001 and was $15.7 million and $6.5 million, respectively, for the nine-month periods ended January 25, 2002 and January 26, 2001.

        In-process Research and Development -- We incurred in-process research and development charges of approximately $26.7 million in the first quarter of fiscal 2001 related to the acquisition of Orca. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations, because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from the remaining 132,249 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition. Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through January 25, 2002.

        The Orca acquisition has been successfully utilized for the design and development of the Direct Access File System (DAFS) protocol. By eliminating much of the traditional operating system overhead, DAFS allows for improved I/O performance while using fewer CPU cycles. The protocol leverages next generation networking technologies that provide remote memory transfer capabilities (RDMA) found in VI and Infiniband. This protocol has good industry support and is now under consideration as an industry standard. We expect to deliver DAFS capable product in first half of calendar 2002. However, there is risk associated with the completion of the in-process project and there can be no assurance that such project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations or gain market acceptance.

        Stock Compensation -- We account for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and comply with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $1.1 million and $1.1 million in the third quarter of fiscal 2002 and 2001, respectively. For the nine-month periods, stock compensation expenses increased to $5.8 million in fiscal 2002 from $2.0 million in fiscal 2001, respectively for those periods. This increase was primarily attributable to the recognition of stock compensation on options assumed in the WebManage acquisition and the issuance of 132,248 contingently issuable milestones shares relating to Orca valued at $2.4 million.

        Restructuring charges -- In August 2001, we implemented a restructuring plan, which included a reduction in workforce of approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of approximately $8.0 million. The restructuring charge included approximately $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure costs, and $0.5 million in fixed assets write off. As of January 25, 2002, $2.5 million of accrued committed excess facility costs and other severance-related amounts remained outstanding. Of this amount, approximately $2.3 million was included in other accrued liabilities and the remaining $0.2 million classified as long-term obligations. We currently expect that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment date of the exit plan, except for certain long-term contractual obligations. We also expect annual cost savings of approximately $26.1 million as a result of restructuring and reduction in force actions taken in the second quarter of fiscal 2002.

        Interest income and other, net -- Interest income and other, net, was $3.6 million and $7.2 million for the three-month periods ended January 25, 2002 and January 26, 2001, respectively. During the nine-month period ended January 25, 2002, interest income and other, net was $13.8 million, as compared to $17.1 million in the corresponding period of the prior year. The decrease in interest income was primarily due to lower average interest rates, partially offset by higher average investment balances from cash, short-term investments and restricted cash generated from operations. We expect interest income to decline further in the fourth quarter of fiscal 2002, as existing investments mature and proceeds are reinvested in a lower interest-rate environment. The three and nine-month periods of fiscal 2002 included losses from foreign currency transactions as compared to gains for the same periods in fiscal 2001.

        Impairment loss on investments -- We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees' operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. In the second quarter of fiscal 2002, we recorded a non cash, other-than-temporary write down of $13.0 million related to impairments of our investments in publicly traded and private companies. During the third quarters of fiscal 2002 and 2001, we sold shares of certain marketable equity securities and the realized gains for those periods were not material.

        Provision (Benefit), for Income Taxes -- For the nine-month period ended January 25, 2002, we applied an annual rate of 18% to pretax loss and have recorded an adjustment in the current quarter to reflect this rate. For the three and nine-month periods ended January 26, 2001, our effective tax rate was 34.5%, which excluded the effect of non deductible amortization of goodwill and the write-off of acquired in-process research and development. Our estimate is based on existing tax laws and our current projections of income/(loss) and distributions of income/(loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

        As of January 25, 2002, as compared to the April 30, 2001 balances, our cash, cash equivalents and short-term investments increased by $39.6 million to $403.6 million. Working capital increased by $20.2 million to $436.9 million. We generated cash from operating activities totaling $88.2 million and $179.3 million for the nine-month periods ended January 25, 2002 and January 26, 2001, respectively. Net cash provided by operating activities for the nine-month period ended January 25, 2002 was principally related to decreases in accounts receivable, and increases in other accrued liabilities, deferred revenue, coupled with depreciation, impairment loss on investments, amortization of intangibles and stock compensation, partially offset by net loss of $4.7 million, decreases in accounts payable, income taxes payable, accrued compensation and related benefits and increases in inventories.

        In addition to lower net income in fiscal 2002, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

        - lower accounts receivable balances due to lower sales and more collections in the first nine-month period of fiscal 2002;

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

        The above factors were partially offset by the effects of:

        - decreased balances for accounts payable due to lower levels of business activity in the nine-month period of fiscal 2002;

        - decreased accrued compensation and related benefits due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002, vacation taken during the July and December 2001 holidays' facility shutdowns and lower commission accrual as a result of lower levels of sales;

        - increased inventory levels due to preparation in ramping our new NearStore product; and

        - decreased income taxes payable, primarily reflecting lower profitability in fiscal 2002.

        As a result of the restructuring actions implemented in the second quarter of fiscal 2002, we believe that cash operating expenses are likely to decline in the remainder of fiscal 2002.

        Since we have curtailed capital expenditures, purchases of property and equipment were only $22.5 million in the nine-month period of fiscal 2002, compared to $59.9 million the same period a year ago. The decrease was primarily attributed to the slowdown in hiring and various cost control and cutting measures. We have used $95.3 million and $47.3 million during the nine-month periods ended January 25, 2002 and January 26, 2001, respectively, for net purchases of short-term investments. In the first quarter of fiscal 2001, we acquired Orca for a purchase price of approximately $50.0 million, including common stock, contingently issuable common stock, assumed options, cash payments of $2.0 million and related transaction costs. In the third quarter, we acquired WebManage for a purchase price of approximately $59.4 million, including common stock, assumed options, cash payments of $5.0 million and related transaction costs. Investing activities in the nine-month period ended January 25, 2002 also included new equity investments of $0.9 million.

        We have used $26.0 million and $123.2 million during the nine-month periods ended January 25, 2002 and January 26, 2001, respectively, from financing activities, primarily from the increase in restricted cash (see " Commitments" Note 9 to Notes to Condensed Consolidated Financial Statements) partially offset by proceeds from the sale of common stock. The decrease in cash provided by sales of common stock for the nine-month period ended January 25, 2002, compared to the corresponding period of the prior fiscal year, was primarily due to lower stock option exercise proceeds as a result of the decline in our stock price.

        We have commitments related to operating lease arrangements for our headquarters site in Sunnyvale, California, under which we have options to purchase various properties at the expiration or termination of the leases for $309.0 million, or arrange for the sale of the property to third parties for at least $309.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for guaranteed residual amounts of approximately $212.9 million. These lease arrangements required the creation and maintenance of a cash collateral account that limits the liquidity of $251.0 million of our cash, which is classified as non-current assets on our balance sheet. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. The lease payments will vary based on LIBOR (1.8% at January 25, 2002) plus a spread of 30 basis points.

        The lease agreements, amended effective January 25, 2002, require us to comply with certain financial covenants, which include maintaining a minimum unencumbered cash and cash equivalents; a minimum tangible net worth; a minimum quick ratio; a minimum fixed charge coverage; a minimum profitability and a maximum leverage ratio. At January 25, 2002, we did not meet the maximum leverage ratio. We received an amendment effective January 25, 2002 that cured the violation. The amendment modified the definition of debt for purposes of calculating the financial covenants to exclude all synthetic lease obligations with the lessor. Under the terms of the amended agreement, we are also required to maintain a mandatory restricted cash collateral at 100% of the lease arrangement.

        Our capital and liquidity requirements depend on numerous factors, including risks relating to fluctuating operating results, continued growth in the network storage and content delivery markets, customer and market acceptance of our products, dependence on new products, rapid technological change, dependence on qualified technical and sales personnel, risk inherent in our international operations, competition, reliance on a limited number of suppliers, dependence on proprietary technology, intellectual property rights, the value of our investments in equity securities and real estate and other factors. We believe that our existing liquidity and capital resources, including the available amounts under our $5.0 million line of credit, our operating cash flow and synthetic lease arrangements, are sufficient to fund our operations for at least the next twelve months.

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

        As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts, to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the first quarter of fiscal 2002, net losses generated by hedged assets and liabilities totaled approximately $0.2 million, which were offset by gains on the related derivative instruments of approximately $0.3 million. For the second quarter of fiscal 2002, net gains generated by hedged assets and liabilities totaled approximately $1.1 million, which were offset by losses on the related derivative instruments of approximately $1.6 million. For the third quarter of fiscal 2002, net losses generated by hedged assets and liabilities totaled $1.4 million, which were offset by gains on the related derivative instruments of $0.9 million. We do not enter into derivative financial instruments for speculative or trading purposes.

        Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to forecasted transactions, firm commitments or equity investments. The adoption of SFAS No. 133 did not have a significant impact on our financial position, results of operations or cash flow.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective April 27, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with a net carrying value of approximately $48.9 million at April 26, 2002 and the annual amortization of $14.6 million that resulted from business combinations initiated prior to the adoption. We will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized, under existing accounting rules, prior to the date of adoption, the loss will be charged to operating expenses.

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

FACTORS BEYOND OUR CONTROL COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

        Although we did experience significant revenue growth in periods prior to the third quarter of fiscal 2001, this growth was not indicative of our operating results in the last twelve months. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following:

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

        Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors, as was the case during the last two quarters of fiscal 2001. In such event, the trading price of our common stock would likely decrease.

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

    - excess inventory purchase commitments as a result of changes in demand forecast and possible product and software defects as we transition our products; and

    -   the cost of components, manufacturing labor, and quality.

A SIGNIFICANT PERCENTAGE OF OUR EXPENSES ARE FIXED WHICH COULD AFFECT OUR NET INCOME.

        Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations or previously higher levels, as was the case during the second half of fiscal 2001 and the first three quarters of fiscal 2002, net income will be disproportionately affected.

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

RISKS INHERENT IN OUR INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

        We conduct business internationally. International customers (including United States exports) were approximately 41.8% and 39.9% of our net sales for the three and nine-month periods ended January 25, 2002, respectively. Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and government spending patterns.

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

WE MAY INCUR PROBLEMS WITH CURRENT OR FUTURE EQUITY INVESTMENTS AND ACQUISITIONS AND THESE INVESTMENTS MAY NOT ACHIEVE OUR OBJECTIVES.

        We are continuously evaluating alliances and external investment in technologies related to our business. We have already made strategic investments in a number of network storage related technology companies and acquired two companies since the beginning of fiscal 2001. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In the second quarter of fiscal 2002, we recorded a non cash, other-than-temporary write down of $13.0 million related to impairments of our investments in publicly traded and private companies.

        Acquisitions of companies or products and alliances and strategic investments entail numerous risks, and we may not be able to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value. In addition, we may experience a diversion of management's attention, the loss of key employees of acquired operations or the inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition and results of operation.

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

PROTECTIVE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS COULD MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

        In November 2001, we reincorporated in Delaware. Under Delaware law and our charter documents, our board of directors is authorized to take actions that could deter a third party from acquiring our stock. For example, the board of directors could adopt a stockholder rights plan, a third party acquiring at least 15% of our outstanding stock would be subject to the restrictions of
Section 203 of the Delaware General Corporation Law, and the board of directors could issue up to 5,000,000 shares of preferred stock with rights senior to the outstanding common stock.

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

Market Interest and Interest Income Risk

        Interest and Investment Income -- As of January 25, 2002, we had short-term investments of $188.1 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase between three and twelve months and investment in marketable equity securities in certain technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 25, 2002, would cause the fair value of these short-term investments to decline by an immaterial amount. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

        Operating Lease Commitments -- As of January 25, 2002, we have outstanding lease commitments to a third-party entity under operating lease agreements, which vary based on a monthly LIBOR rate plus a spread. A hypothetical 10 percent increase in interest rates would increase our annual rent expense under operating lease commitments by approximately $0.7 million. Increases in interest rates could, however, increase our rent expenses associated with future lease payments. We do not currently hedge against interest rate increases. Our investment portfolio offers a natural hedge against interest rate risk from our operating lease commitments in the event of a significant increase in the market interest rate. Moreover, a total of $251.0 million in operating leases are collateralized with investments that have similar, and thus offsetting, interest rate characteristics.

Market Price Risk

        Equity Securities -- We are also exposed to market price risk on our equity security included in our short-term investments. Such investment is in a publicly traded company in the volatile high-technology industry sector. We do not attempt to reduce or eliminate our market exposure on these securities and as a result, the amount of income and cash flow that we ultimately realize from these investments in future periods may vary materially from the current unrealized amount. A 50% adverse change in the equity price would result in an approximate $0.4 million decrease in the fair value of our equity security as of January 25, 2002.

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

        The following table provides information about our foreign exchange forward contracts outstanding on January 25, 2002, (in thousands):

                BUY/         FOREIGN            CONTRACT VALUE      FAIR VALUE
CURRENCY        SELL         CURRENCY AMOUNT          USD             IN USD
--------------------------------------------------------------------------------
AUD             Sell             9,434             $ 4,819           $ 4,830
CHF             Sell             3,771             $ 2,205           $ 2,205
EUR             Sell            38,000             $32,636           $32,684
GBP             Sell             8,648             $12,152           $12,172

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None

ITEM 2. CHANGES IN SECURITIES

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        10.76 Modification Agreement (Amendment to Lease Documents- Phase I) dated January 25, 2002, by and between BNP Paribas Leasing Corporation and the Company

        10.77 Modification Agreement (Amendment to Lease Documents- Phase II) dated January 25, 2002, by and between BNP Paribas Leasing Corporation and the Company

        10.78 Modification Agreement (Amendment to Lease Documents- Phase III) dated January 25, 2002, by and between BNP Paribas Leasing Corporation and the Company

        10.79 Modification Agreement (Amendment to Lease Documents- Phase V) dated January 25, 2002, by and between BNP Paribas Leasing Corporation and the Company

        10.80 Modification Agreement (Amendment to Lease Documents- Phase IV) dated January 25, 2002, by and between BNP Paribas Leasing Corporation and the Company

    (b) REPORTS ON FORM 8-K

        We filed a current report on Form 8-K, dated November 1, 2001, describing, pursuant to Item 5, the completion of our reincorporation into the State of Delaware.

                                    SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NETWORK APPLIANCE INC.
                                 (Registrant)

                                       /s/       JEFFRY R. ALLEN
                                ------------------------------------------------
                                                  Jeffry R. Allen
                                Executive Vice President Finance and Operations,
                                           and Chief Financial Officer


Date: March 5, 2002

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.76           Modification Agreement (Amendment to Lease Documents- Phase I)
                dated January 25, 2002, by and between BNP Paribas Leasing
                Corporation and the Company

10.77 Modification Agreement (Amendment to Lease Documents- Phase II) dated January 25, 2002, by and between BNP Paribas Leasing
                Corporation and the Company

10.78 Modification Agreement (Amendment to Lease Documents- Phase III) dated January 25, 2002, by and between BNP Paribas Leasing
                Corporation and the Company

10.79 Modification Agreement (Amendment to Lease Documents- Phase V) dated January 25, 2002, by and between BNP Paribas Leasing
                Corporation and the Company

10.80 Modification Agreement (Amendment to Lease Documents- Phase IV) dated January 25, 2002, by and between BNP Paribas Leasing
                Corporation and the Company