Form 10-K
period 2002-04-26
NETWORK APPLIANCE INC
filed 2002-06-28
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-27130

NETWORK APPLIANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0307520 (IRS Employer Identification No.)

495 East Java Drive,

Sunnyvale, California 94089
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 822-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class	Name of Exchange on which registered

none	none

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of May 24, 2002, was $4,564,195,010 (based on the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On May 24, 2002, 335,355,989 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders to be held on August 29, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after April 26, 2002.

FORWARD-LOOKING STATEMENTS

      All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenues and profits; research and development expenses; sales and marketing expenses; general and administrative expenses; interest income and other, net; provision for income taxes; realization of deferred tax assets; liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements; purchase commitments; and the effect of recent accounting pronouncements on our financial condition and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Business

Overview

      Network Appliance, Inc., is a worldwide leader in enterprise network storage and data management solutions. NetApp® network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. We believe our products have set the standard for simplicity and ease of operation, with what we believe to be one of the lowest total costs of ownership (TCO) and highest returns on investment (ROI) in the industry. Network ApplianceTM solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide.

      Network Appliance was founded in 1992 with the goal of simplifying data access by creating the world’s first network storage appliance. The first system was shipped in 1993. Today Network Appliance is a multinational corporation with over 2,200 employees and an installed base of products in over 90 countries.

      Network Appliance focuses on simplifying the complex. This philosophy drives the entire company, from product design and system operation through support processes. Our drive for simplicity has delivered significant customer advantages:

•	Lower total cost of ownership, in part because system administrators can more efficiently manage much greater amounts of information, and also because recovery times are significantly reduced in the event of a disaster or data corruption.

•	Business agility, improving our customers’ ability to react quickly to changes via rapid deployment or reconfiguration of storage assets.

•	Improved information availability, because simplicity drives reliability.

•	Improved application performance, enabling customers to advance their time-to-market goals.

Customer Challenges

      Network Appliance enterprise network storage solutions directly address the major information technology challenges that enterprises face — consolidating rapidly growing quantities of storage, reducing costs associated with data center operations, ensuring business continuance, and managing data throughout the globally distributed enterprise.

•	Storage consolidation. Managing the explosive growth of data is one of the greatest challenges enterprises face today. Network Appliance gives enterprises the scalable solutions they need to consolidate storage from hundreds or thousands of servers and manage storage efficiently in a mixed server environment.

•	Data center operations. More than just applications and hardware, the data center is the nerve center of an organization, controlling the flow of information throughout the enterprise. Many of the costs that drive up the total cost of information technology (IT) ownership are associated with data center operations, and include tasks such as data backup and recovery, hardware and software maintenance, performance management, and resource allocation. Our simple appliance architecture automates or eliminates many of these administrative tasks, and delivers simple, centrally managed, and flexible data storage that leverages and increases the performance of existing IT infrastructure.

•	Business continuance. Many enterprises are increasingly focused on disaster preparedness and recovery and must avoid costly downtime in the event of a major disaster. Minutes of downtime are costly, and hours of downtime can be catastrophic. Working in tandem with the existing network infrastructure, our storage appliances and data management software enable customers to implement disaster recovery and data mirroring plans quickly and effectively, while minimizing incremental telecommunications and administration costs.

•	Distributed enterprise. As enterprises grow, it becomes increasingly difficult to provide timely information to remote locations and branch offices, jeopardizing their productivity. NetApp products accelerate information access and application performance while reducing bandwidth costs, and also reduce the cost and complexity associated with managing the data in these distributed offices. Our solutions enable enterprises to quickly replicate and relay information to and from one or many locations, fully protecting data in remote offices and locations.

      To solve these customer challenges, Network Appliance strives to simplify whenever possible, utilizing open standards and driving industry collaboration, partnering with other industry leaders, and providing world-class global service and support.

•	Simplicity. NetApp’s appliance architecture allows enterprises to reduce management overhead, decrease deployment times, and eliminate downtime typically associated with general-purpose architectures. Network Appliance plans to continue to expand on the appliance architecture in future product designs and service offerings.

•	Open standards and industry collaboration. Network Appliance participates in and leads many industry initiatives and organizations, such as the Storage Networking Industry Association (SNIA), that have defined standards that are widely deployed today. Standards that Network Appliance has helped advance include the Network File System (NFS) protocol for file access in UNIX® and Linux® environments, the Common Internet File System (CIFS) protocol for file access in Windows® environments, the Internet Content Adaptation Protocol (ICAP) for content adaptation in Web environments, the Network Data Management Protocol (NDMP) for simplifying backup of networked storage, and the Direct Access File System (DAFS) protocol for high-performance, high-throughput access to data. We plan to continue to participate in driving emerging standards, including

NFS version 4, 10 Gigabit Ethernet, and the Internet Small Computer System Interface (iSCSI) protocol for building block-based storage area networks using widely deployed Ethernet infrastructures.

•	Business application integration and partnerships. Network Appliance’s goal is to deliver complete network storage solutions to customers. Our partners are vital to our success in this area, and we have strengthened our partner relationships with database and business application companies including EDS/ PLM Solutions, Dassault Catia, Documentum, several units within IBM including DB2 and Lotus, Interwoven, Landmark Graphics, Microsoft, Openwave, Oracle, Rational, SAP, Sybase, Vignette, and others. These application partnerships enhance our ability to reduce implementation time, increase application availability, and provide the highest level of solution support to customers. Technology and infrastructure solution partners enable seamless integration into customers’ existing environments, resulting in lower costs and more rapid deployment. Our infrastructure partner list includes ADIC, Brocade, Cisco, Computer Associates, Legato, QuantumyATL, Spectra Logic, StorageTek, and Veritas.

•	Global service and support. Network Appliance’s increasing number of enterprise customers requires a global, integrated service and support model. These requirements have been met by expanding efforts in professional services and support offerings, as well as by continuing to develop strategic partnerships. Our partnerships with service providers such as Accenture, Computer Sciences Corporation, IBM Global Services, and PwC allow us to better serve customers by broadening service offerings, as well as leveraging existing service and support relationships that customers may already have in place.

Target Verticals

      We are focused on expanding our presence in highly targeted vertical markets. Examples include:

•	Energy. Customers in the energy market have traditionally deployed our products to support their exploration activities, where the simplicity of the appliance architecture and the ability to support massive amounts of data are critical. Our solutions help enable energy companies to meet their workflow optimization objectives, improve quality, reduce cycle times, and lower costs.

•	Federal government. During fiscal year 2002, we launched a new subsidiary, Network Appliance Federal Systems, Inc. The U.S. federal government is one of the largest IT consumers in the world, and Network Appliance Federal Systems, Inc., provides solutions for many data-intensive activities, including intelligence gathering, analysis, and civilian and military operations.

•	Financial services. New data processing methodologies, shorter time frames for settlement transactions, and new demands for better knowledge management are requiring financial services firms to improve their data storage infrastructures. Network Appliance solutions for enterprise storage enable these financial institutions to effectively manage large amounts of data in a high-speed distributed infrastructure, enabling customers to leverage their existing technology investments and derive maximum value from their time-sensitive information.

•	High technology. Global high-technology enterprises, including semiconductor, systems, and software companies, are keenly focused on reducing infrastructure cost and improving time-to-market. Network Appliance solutions enable high-technology firms to achieve these goals by reducing total cost of ownership and providing highly reliable and rapid access to corporate information assets.

•	Internet. Internet-focused businesses place considerable and often unpredictable demands on transaction-intensive, database-driven environments such as electronic mail (e-mail), World Wide Web (WWW), and electronic commerce (e-commerce). In a marketplace where retaining customer loyalty is paramount, Internet-focused businesses cannot experience poor performance or poor data availability, which can cause their customers to seek alternative providers. Scalable distributed architectures based on NetApp appliances improve data availability, scalability, and performance, while reducing the total cost of ownership.

•	Life sciences. Pharmaceutical, bioresearch, genomic research, and care providers are focused on developing vital new drugs, improving quality of patient care, and increasing their returns on investment. Network Appliance solutions enable fast access, integration and sharing of massive amounts of exponentially growing scientific and medical imaging data, reducing time-to-market, and improving operational efficiency.

•	Major manufacturing. Global manufacturing companies face intense competitive pressure to develop attractive new products, improve time-to-market, and optimize profitability. Network Appliance solutions enable these companies to simplify the management overhead associated with storing and protecting huge amounts of ERP, engineering, and manufacturing product data, while ensuring that information can be easily and efficiently distributed to manufacturing and distribution sites around the world.

•	Telecommunications. Service providers in the telecommunications industry are faced with deregulation, globalization, increased competition, and often a substantial debt burden. As a result, they must control infrastructure costs to serve existing customers and grow by identifying and developing compelling new revenue streams. NetApp products and solutions allow them to quickly and cost-effectively build the network storage infrastructure and content delivery networks required by the global telecommunications industry.

System Products

      NetApp products consist of filer storage appliances, NearStoreTM appliances, NetCache® content delivery appliances, data management and content delivery software, and support services. Our configured appliances range in price from $4,000 to more than $1,000,000.

      All NetApp systems come packaged in rack-mountable enclosures that can be installed in a customer’s existing server racks or factory-installed and configured in cabinets. Our appliances are based primarily on commodity hardware, including Intel® Pentium® processors, an advanced implementation of the industry-standard PCI bus architecture, standard Ethernet adapters, and either Fibre Channel-Arbitrated Loop (FC-AL), Advanced Technology Attachment (ATA), or Small Computer System Interface (SCSI) disk interconnects.

  Filers

      NetApp filers are a scalable suite of highly available, field-proven networked storage systems for consolidating data storage and simplifying data management. The filer appliances are easy to install, configure, and manage. They are specifically designed for highly scalable, network-centric IT system architectures. Our filers are designed for and deliver lower total cost of ownership than alternative competitive systems. Heterogeneous data sharing provides simultaneous file system access to UNIX, Linux, Windows, and Web-based servers and clients.

      Current filer products include:

•	NetApp F880 filer. Introduced during fiscal year 2002 and built for the most demanding customers, the F880 is our highest-performance filer. The superior throughput and response times allow NetApp F880 filers to support thousands of users with up to 9 terabytes (TB) of raw data. The increased processing power of the NetApp F880 provides maximized scalability and performance for high-end enterprise applications. An integrated CompactFlashTM boot device simplifies management in remote or multifiler environments.

•	NetApp F840 filer. The balance of capacity and performance with flexible I/ O configuration enables the NetApp F840 to power a broad range of large-scale applications. The F840 is currently deployed in large service provider networks and data-intensive enterprise environments including database, ERP, and design applications.

•	NetApp F810 and F820 filers. Introduced during fiscal year 2002, these are entry-level, enterprise-class performance filers. NetApp F810 and F820 filers suit small- to medium-sized enterprise applications. These products enable the consolidation of heterogeneous data for enterprises and service providers.

•	NetApp F880c, F840c, F820c, and F810c filers. For maximized data availability in mission-critical environments, NetApp F880c, F840c, F820c, and F810c clustered filers meet the networked storage challenges for large enterprises and applications that require high availability. NetApp clustered filers scale to support up to 18TB of raw data. The architecture integrates multiple processors in an active/ active Clustered Failover configuration to provide high availability and scalable performance to multiple networks.

•	NetApp F87 filer. Introduced during fiscal year 2002, the NetApp F87 filer is targeted at workgroup and remote branch office environments. The F87 filers leverage high-volume components to bring industry-leading NetApp features and functionality to entry-level applications, supporting access for up to 576 gigabytes (GB) of raw storage for user and application data.

  NearStore

      NetApp NearStore products, introduced during fiscal year 2002, are designed for improving data backup and recovery architectures and archiving infrequently accessed files. NearStore appliances back up and restore data with speed, consistency, and scalability unmatched in tape-based backup/ restore solutions. The product complements and significantly improves existing tape backup processes by inserting economical and simple-to-use disk-based storage between application storage and tape libraries, resulting in a highly efficient two-stage backup configuration. Unlike alternative technologies, recovery time is measured in seconds and minutes, not hours and days. Almost any type of primary storage can be backed up to NearStore appliances, including UNIX, Linux, or Windows servers with direct-attached or SAN-attached storage, desktop and notebook computers, and NetApp filers. NearStore can also be used as a mirror target within a data center or for mirroring data from distributed offices or branches to a central location.

      NearStore appliances are also ideal for consolidating nearline data resources including reference and archive data into a single storage platform. This platform can be located and managed centrally, reducing costs associated with data center operations.

      Existing applications, such as document management, have traditionally relied on Hierarchical Storage Management (HSM) solutions for infrequently accessed data. Providers of these applications are now integrating nearline storage into their blueprint solution portfolio to enable faster access to data and lower their operational costs to customers. Emerging changes in traditional applications, such as data warehousing, are now occurring for the purpose of separating active and inactive database data between primary and secondary storage. The ability for an organization to have an identical management framework for both their primary and secondary storage is a unique NetApp advantage.

      The NearStore R100 is available in configurations ranging from capacities of 12TB to 96TB, and can be configured and managed to create virtually unlimited capacity.

  NetCache

      The NetCache product line is a scalable suite of appliances, designed to solve complex Web content delivery problems faced by enterprises and service providers. NetCache appliances currently power some of the world’s largest enterprises and telecommunications networks. These appliances are deployed across the entire network, from the primary data center to remote points of presence (POPs) and local offices worldwide. They reduce network latency to enhance the overall Web experience for intranet users, e-commerce customers, and external suppliers and partners. NetCache appliances reliably deliver high-quality audio and video streams, enabling a host of next-generation network services and applications such as online training, executive broadcasts, and large-scale corporate and consumer video-on-demand services. NetCache appli-

ances also enable the delivery of value-added services such as load balancing and virus scanning at the edge of the network.

      Current NetCache products include:

•	NetCache C6100. The high-end NetCache C6100 delivers high levels of performance and reliability for the data center and other high-bandwidth locations. Large content libraries — up to 2TB of storage — can be reliably stored and optimally accessed. Enterprises and service providers use the NetCache C6100 to improve end-user response times, manage quality of service, reduce bandwidth costs, and provide security and content filtering controls.

•	NetCache C3100. The midrange NetCache C3100 optimizes price/performance by supporting a wide range of capacity and reliability features. Reliability and availability of mission-critical data are ensured with features such as RAID data protection, redundant hardware, and hot-swap drives. These capabilities make the NetCache C3100 an attractive solution for environments experiencing rapid growth.

•	NetCache C1100. Globally distributed enterprises, small/ medium-sized businesses, and service provider remote points of presence select the entry-level NetCache C1100 for its attractive price point and space-sensitive design. The affordable, fast access to data and content filtering capabilities increase productivity and improve overall user satisfaction. The appliance architecture is especially attractive in these environments where there is often limited local technical expertise.

Software Products

      All NetApp appliances are configured with the Data ONTAPTM microkernel, which includes the patented Write Anywhere File Layout (WAFL®) file system. We introduced Data ONTAP 6.2 during fiscal 2002 and included support for the new Direct Access File System (DAFS) protocol, several new data management software products, and improvements to every major feature. Data ONTAP software offers a unique set of features to ensure mission-critical availability levels, while lowering the total cost of ownership and the complexity typically associated with enterprise storage management. Software features and products include:

•	SnapshotTM. Snapshots enable online backups, providing rapid access to previous versions of data without requiring complete separate copies. Snapshots eliminate the need to recover data from a tape archive in the event of a disaster or user error.

•	SnapRestore® software. SnapRestore allows rapid restoration of a file system to an earlier point in time, typically in only a few seconds. SnapRestore is based on the Data ONTAP Snapshot technology and enables customers to greatly minimize recovery time in the event of data corruption or loss.

•	SnapVaultTM software. SnapVault provides extended and centralized disk-based backup for filers by periodically backing up a Snapshot to another filer or NearStore appliance on the network. Storing multiple Snapshots on the SnapVault server enables enterprises to keep weeks, months, or years of backups online, improving recovery times in the event of a disaster or data corruption. SnapVault was introduced during fiscal year 2002.

•	SnapMirror® software. SnapMirror remote mirroring software enables automated file system replication between sites. SnapMirror leverages the Data ONTAP Snapshot technology and enables customers to quickly recover from site disasters, easily replicate critical data, and cost-effectively deploy centralized backup architectures.

•	SnapManager® software. SnapManager software for Microsoft® Exchange 5.5 and Microsoft Exchange 2000 allows customers to perform online backup and rapid recovery of Microsoft Exchange data. SnapManager for Microsoft Exchange 2000, introduced during fiscal year 2002, is the first block-services storage product shipped by Network Appliance.

•	SnapDriveTM software. SnapDrive, introduced during fiscal year 2002, enables a block-based storage connection for Microsoft® SQL Server and Oracle® database software on Windows 2000 platforms.

Customers take full advantage of the simple data management capabilities of the filer appliance in block-based storage environments.

•	Clustered Failover software. Clustered Failover software for filers ensures high data availability for business-critical environments by eliminating any single point of failure through a fully redundant, active/ active network storage cluster configuration.

•	MultiStoreTM software. Many enterprises have thousands of Windows and UNIX file servers distributed throughout their networks. These servers not only represent an enormous hardware investment, they also create huge, ongoing administration costs. NetApp MultiStore reduces this major expense and complexity by enabling a single physical filer to appear as multiple virtual filers. Introduced during fiscal year 2002, NetApp MultiStore software enables customers to quickly and seamlessly consolidate a large number of servers onto a single filer.

•	FilerView® software. FilerView, a Web-based administration tool, allows IT administrators to fully manage filers from remote locations on the network using a Web browser.

•	DataFabricTM Manager software. DataFabric Manager offers the ability to manage multiple NetApp filer appliances, NearStore appliances, and NetCache appliances from a single administrative console, reducing administrative complexity and total cost of ownership. DataFabric Manager 1.0, 1.1, and 2.0 were introduced during fiscal year 2002.

•	ApplianceWatchTM software. ApplianceWatch software allows IT professionals to centrally manage and administer NetApp appliances using standard management frameworks, including products from HP OpenView and Tivoli.

•	ContentDirectorTM software. ContentDirector software provides secure distribution of Web content from centrally deployed storage appliances across global networks to multiple remotely deployed storage appliances. In addition, it fully automates distribution and synchronization of Internet content, including streaming media, applications, and graphics. ContentDirector 2.0 was introduced during fiscal year 2002.

•	NDMP software. Support for the industry-standard Network Data Management Protocol (NDMP) enables customers to maximize their infrastructure investments and reduce the time required to do tape backups. Data ONTAP provides support for Fibre Channel, Ethernet, and SCSI-attached tape libraries, with support for industry-standard networking and backup software and hardware from leading vendors including ADIC, Brocade, BakBone Software, Cisco, CommVault Systems, Computer Associates, Legato, Quadratec, Quantum/ATL, SpectraLogic, StorageTek, Syncsort, and Veritas. These solutions allow customers to easily share tape libraries among multiple filers in a large enterprise deployment.

•	DAFS protocol. The Direct Access File System protocol was defined by an industry group of more than 85 companies to solve the I/ O and data-sharing problems that exist in high-performance data center applications, including collaborative environments and databases. DAFS takes advantage of standard memory-to-memory interconnects, including virtual interface (VI) and InfiniBand, to dramatically improve the performance, reliability, and scalability of these applications. We believe DAFS is an important foundation technology that will enable a new generation of high-performance, highly scalable data center applications. Support for DAFS was shipped during fiscal year 2002.

The NetApp DAFS Database Accelerator (DDA), also introduced during fiscal year 2002, is a high-performance storage solution for Sun® SolarisTM-based servers running Oracle8iTM and Oracle9iTM, IBM DB2, and Sybase® database software. It is the industry’s first DAFS implementation and is an efficient, transparent storage solution for database management systems, delivering the performance of direct-attached disks with the ease of management of filer-based storage.

      Customers may purchase an annual software subscription upgrade that provides online access to all software and firmware upgrades and updates.

Customer Service and Support

      The Network Appliance customer service and support organization provides a range of technical support services, professional consulting services, and training. We believe that providing high levels of customer service and technical support are critical to customer satisfaction and to our success.

      Network Appliance’s commitment to customer service and satisfaction is reflected in our Global Support Center (GSC) operations available from four locations: Sunnyvale, California; Raleigh, North Carolina; Hoofddorp, Netherlands; and Singapore. Our “follow the sun” strategy provides around-the-clock support regardless of where the customer is located. All four Global Support Centers have received the Support Center Practices (SCP) certification, which is an internationally recognized standard created by the Service & Support Professionals Association (SSPA) and a consortium of IT companies to create a recognized quality certification for support centers.

      Warranty coverage for hardware is product-specific, for a term of either one year or three years, depending upon the product. Software warranty is for 90 days. The 90-day period warrants that media will be free of defects and will perform substantially as described in the end-user documentation. Warranty coverage includes access to the NetApp on the Web (NOW)TM Web site and knowledge system, AutoSupport, next-business-day exchange of system components, 7x24 emergency phone support, and 7x24 Web case support for nonemergency situations.

      A customer can also purchase an extended warranty after the initial warranty coverage expires. Purchasing the extended warranty entitles the customer to access the services included in the base warranty for an additional period of time, and is typically renewed on an annual basis.

      Customers can also select from a comprehensive menu of service options to design a service program that complements their existing in-house capabilities. Customers can supplement their warranty or extended warranty packages by choosing from the following service options:

•	Two- or four-hour hardware delivery. For customers who do not purchase spares kits or cannot wait until the next day for a replacement part, Network Appliance offers two-hour or four-hour hardware delivery.

•	Two- or four-hour hardware replacement. For the customer that has a mission-critical environment or has minimal on-site IT capabilities, system components can be replaced within a two- or four-hour time frame. This is a 7x24 replacement service, which includes delivery of spare system components and a trained technical service specialist on-site within two or four hours of being dispatched.

      Some enterprise customers prefer greater levels of engagement. Proactive service options provide a closer level of engagement and ensure optimal system configuration and performance.

•	Global Advisor and Global Advisor Plus. Network Appliance will review GSC cases and remotely monitor systems for trends or issues beyond the base AutoSupport level. With Global Advisor Plus, we provide customers with direct access to back-line engineers.

•	System Availability Management and System Availability Management Plus. Network Appliance performs regular site inspections and system availability reviews. With System Availability Management Plus, customers also receive on-site, 7x24 emergency response from our Professional Services engineers.

•	NetApp Availability AssuranceTM. This service provides customers with a service agreement for a guaranteed data availability level. The Availability Assurance solution establishes a combination of products and services to help customers accomplish their specific business goals and objectives.

      Network Appliance Professional Services solutions offer proactive protection. From regularly scheduled audits to performance optimization and technology refresh recommendations, we work to ensure that customers minimize downtime and maximize information availability. Our Professional Services products include services that address:

•	Assessment of existing resources, practices, and performance

•	Storage solution design

•	Network architecture evaluation and recommendations

•	Data migration

•	Database consulting

•	System moves

•	Installation and configuration

•	System availability management audits

•	Disaster recovery assessment, solution design, and deployment

•	Data protection solutions

      Network Appliance also offers instructor-led or Web-based technical training, as well as technical certification programs. Certified, experienced Network Appliance trainers teach the instructor-led programs around the world. All courses include practical lessons and feature extensive hands-on experience in installing, configuring, and troubleshooting NetApp systems.

Sales and Marketing

      Network Appliance markets and distributes products globally in over 90 countries. In North America, we employ a multichannel distribution strategy, which focuses on product sales to end users through a direct sales force, as well as selected value-added resellers. In Europe, we employ a mix of resellers and direct sales channels to sell to end users. In Asia, our products are primarily sold through resellers, which are supported by channel sales representatives and technical support personnel. No single customer accounted for 10% or more of net sales in fiscal 2002, 2001, or 2000.

      During fiscal year 2002, we launched Network Appliance Canada Ltd., and Network Appliance Federal Systems, Inc., to increase our sales presence.

Backlog

      Network Appliance manufactures products based on a combination of specific order requirements and forecasts of our customer demands. Orders are generally placed by customers on an as-needed basis. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. For these reasons, “orders” may not constitute a firm backlog, and may not be a meaningful indicator of revenues.

Manufacturing

      Manufacturing operations, primarily located in Sunnyvale, California, include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, and final test. We rely on many suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality-training programs. During fiscal year 2002, we expanded the use of subcontractors for the production of major subassemblies, primarily to reduce our lead times for shipments to Europe and to improve our manufacturing redundancy. See “Risk Factors — We rely on a limited number of suppliers” and “Risk Factors — The loss of our sole contract manufacturer.” This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility for rapid expansion. We were awarded the ISO 9001 certification on May 29, 1997, and continue to be ISO-certified.

Research and Development

      During fiscal year 2002, Network Appliance launched more products than in any other year in the history of the company. We introduced a number of new systems, including the F87 and F810 low-end systems, the F880 and F880c high-end systems, and the NearStore R100, which defined a new category of storage solution. We enhanced almost every software product in our portfolio and launched new products that significantly improve data management capabilities, provide new solutions in the areas of backup and recovery, and enable new business continuance functionality. We introduced new products to better integrate our filers into Microsoft Exchange, Microsoft SQL Server, and Oracle database environments.

      See “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance, our operating results could be materially adversely affected.”

Competition

      The storage and content delivery markets are intensely competitive and are characterized by rapidly changing technology.

      In the storage market, our filer appliances and data management software compete primarily against storage products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company (including the integrated Compaq Computer Corporation), IBM Corporation, and Sun Microsystems, Inc. We have also historically encountered less-frequent competition from companies including Auspex Systems, Inc., Dell, LSI Logic Corp., MTI Corp., and Procom Technology.

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including Akamai Technologies, Inc., CacheFlow, Inc., Cisco Systems, Inc., and Inktomi Corp.

      Additionally a number of new, privately held companies are currently attempting to enter the storage and content delivery markets, some of which may become significant competitors in the future.

      We believe that the principal competitive factors affecting the storage and content delivery markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and customer service and support.

      See “Risk Factors — An increase in competition could materially adversely affect our operating results” and “If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance.”

Proprietary Rights

      We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our Network Appliance name and logo, FAServer®, FilerView, NetApp, NetCache, SecureShare® SnapManager, SnapMirror, SnapRestore and WAFL® trademarks in the United States. Other United States trademarks and some of the other United States registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, and customers. We currently have multiple United States and international patent applications pending and multiple United States patents issued. See — “Risk Factors — If we are unable to protect our intellectual property we may be subject to increased competition that could materially adversely affect our operating results.”

Employees

      As of April 26, 2002, we had 2,280 employees. Of the total, 1,224 were in sales and marketing, 514 in research and development, 246 in finance and administration, and 296 in manufacturing and customer service operations. Our future performance depends in significant part on our key technical and senior management personnel, none of whom is bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.

Executive Officers

      Our executive officers and their ages as of May 25, 2002, are as follows:

Name	Age	Position

Daniel J. Warmenhoven	51	Chief Executive Officer and Director
Thomas F. Mendoza	51	President
Jeffry R. Allen	50	Executive Vice President, Finance and Operations, Chief Financial Officer
David Hitz	39	Executive Vice President, Engineering
James K. Lau	43	Executive Vice President and Chief Strategy Officer

      Daniel J. Warmenhoven joined the Company in October 1994 as President and Chief Executive Officer, and has been a member of the Board of Directors since October 1994. In May 2000, he resigned the role of President, and currently serves as Chief Executive Officer and Director of Network Appliance, Inc. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including President, Chief Executive Officer and Chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications company, from November 1989 to January 1994. He presently serves on the Board of Directors of Redback Networks, Inc., a communications products company. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

      Thomas F. Mendoza was appointed President in May 2000. Previously he served as our Senior Vice President, Worldwide Sales and Marketing, from February 1999 and Senior Vice President, Worldwide Sales from 1998. Prior to that he served as Vice President, North American Sales. Prior to April 1994, Mr. Mendoza served in various capacities including Vice President, Sales, at Work Group Technology, Vice President of North American Sales at Auspex Systems, Inc., and Vice President of Western Operations at Stratus Computer Corp. Mr. Mendoza holds a B.A. degree from the University of Notre Dame.

      Jeffry R. Allen was appointed Executive Vice President, Finance and Operations, in May 2000. Mr. Allen served as our Chief Financial Officer, Senior Vice President, Finance and Operations, and Secretary from December 1996 to May 2001. From October 1994 to December 1996, Mr. Allen served in various capacities, including Senior Vice President of Operations and Vice President and Controller of Bay Networks, Inc. Prior to October 1994, Mr. Allen held various positions at SynOptics, Inc., the latest of which was Vice President and Controller. Before joining SynOptics, Inc., he held various positions at Hewlett-Packard Company, the latest of which was Controller of the Information Networks Group. Mr. Allen holds a B.S. degree from San Diego State University.

      David Hitz, co-founder of Network Appliance, was appointed Executive Vice President, Engineering, in May 2000 and has served as our Senior Vice President, Engineering, since February 2000. Mr. Hitz has served as our Vice President since April 1992. Prior to 1992, Mr. Hitz worked as a senior engineer at Auspex Systems, Inc., and held various engineering positions at MIPS Computer. Mr. Hitz holds a B.S. degree in computer science and electrical engineering from Princeton University.

      James K. Lau, co-founder of Network Appliance, was appointed Executive Vice President and Chief Strategy Officer in May 2000. Mr. Lau has served as our Vice President, Chief Technical Officer, and Vice President of Engineering since April 1992. Prior to that, he served as Director of Software Development at Auspex Systems, Inc. Prior to Auspex, he served as group manager of PC products at Bridge Communications, now known as 3Com. Mr. Lau holds a B.S. degree in computer science and mathematics from the University of California, Berkeley, and a master’s degree in computer engineering from Stanford University.

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

      We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage and networking industries;

•	general decrease in global corporate spending on information technology leading to a decline in demand for our products;

•	the effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting;

•	the level of competition in our target product markets;

•	the size, timing, and cancellation of significant orders;

•	product configuration and mix;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	market acceptance of new products and product enhancements;

•	announcements, introductions and transitions of new products by us or our competitors;

•	deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	changes in pricing by us or our competitors;

•	our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	supply constraints;

•	technological changes in our target product markets;

•	the levels of expenditure on research and development and sales and marketing programs;

•	our ability to achieve targeted cost reductions;

•	excess facilities; and

•	seasonality.

      In addition, sales for any future quarter may vary and accordingly be inconsistent with our plans. We manufacture products based on a combination of specific order requirements and forecasts of our customer demands. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. Product sales are also difficult to forecast because the network storage market is rapidly evolving and our sales cycle varies substantially from customer to customer.

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

      Our gross margins have been and may continue to be affected by a variety of other factors, including:

•	demand for storage and content delivery products;

•	discount levels and price competition;

•	direct versus indirect sales;

•	the mix of software as a percentage of revenue;

•	the mix of services as a percentage of revenue;

•	the mix and average selling prices of products;

•	new product introductions and enhancements;

•	excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products; and

•	the cost of components, manufacturing labor, and quality.

A significant percentage of our expenses are fixed, which could affect our net income.

      Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations or previously higher levels, net income will be disproportionately affected.

Cost and expense control may be critical to maintaining positive cash flow from operations and profitability.

      In fiscal 2002, we reduced fixed costs through workforce reductions and a consolidation of facilities. We believe strict cost containment is essential to maintaining positive cash flow from operations and remaining profitable in future quarters, especially since the outlook for future quarters is subject to numerous challenges. Additional measures to reduce expenses may be undertaken if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and deterioration of our revenues. If we are not able to effectively control our costs and achieve an expense structure commensurate with our business activities and revenues, our cash flow and net income will be adversely affected.

Our future financial performance depends on growth in the network storage and content delivery markets, and any lack of growth will have a material adverse effect on our operating results.

      All of our products address the storage and content delivery markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and content delivery markets and on our ability to adapt to emerging standards in these markets. We cannot assure you that the markets for storage and content delivery will continue to grow or that emerging standards in these markets will not adversely affect the growth of UNIX, Windows, and the World Wide Web server markets upon which we depend. In addition, our business also depends on general economic and business conditions. A reduction in demand for network storage and content delivery caused by weakening economic conditions and decreases in corporate spending have resulted in decreased revenues and lower revenue growth rates. The network storage and content delivery market growth declined significantly beginning in the third quarter of fiscal 2001, causing both our revenues and operating results to decline. If the network storage and content delivery markets grow more slowly than anticipated or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially adversely affected.

The market price for our common stock has fluctuated significantly in the past and will likely continue to do so in the future.

      The market price for our common stock has experienced substantial volatility in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	fluctuations in our operating results;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	economic developments in the network storage market as a whole;

•	international conflicts and acts of terrorism;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections;

•	announcements of new products, applications or product enhancements by us or our competitors;

•	changes in our relationships with our suppliers, customers and strategic partners; and

•	general market conditions.

      In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high-technology companies. Additionally, certain macroeconomic factors such as changes in interest rates, the market climate for the high-technology sector, and levels of corporate spending on information technology could also have an impact on the trading price of our stock. As a result, the market price of our common stock may fluctuate significantly in the future and any broad market decline, as well as our own operating results, may materially adversely affect the market price of our common stock.

If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance, or if we fail to manage the transition between our new and old products, our operating results could be materially adversely affected.

      Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and Internet caching devices, and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical risks. However, we cannot assure you that any of our new products will achieve market acceptance. Additional product introductions in future periods may also impact the sales of existing products. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially adversely affected.

      In particular, in conjunction with the introduction of our product offerings in the block-data storage market, we have begun introducing products with new features and functionality that address the storage area network (SAN) market. We also introduced Direct Access File System (DAFS) protocol-capable products and NearStore backup and recovery products during fiscal 2002. We face risks relating to these product introductions, including risks relating to forecasting of demand for such products, as well as possible product and software defects and a potentially different sales and support environment associated with selling these new systems. If any of the foregoing occur, our operating results could be adversely affected.

      As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands.

Our business could be materially adversely affected as a result of war or acts of terrorism.

      Current global economic and political factors, including terrorism, could harm our business. Weak economic conditions, terrorist actions, and the effects of ongoing military actions against terrorists could lead to significant business interruptions. If such disruptions result in cancellations of customer orders, a general decrease in corporate spending on information technology, or direct impacts on our marketing, manufacturing, financial functions or our suppliers’ logistics function, our results of operations and financial condition could be adversely affected.

We depend on attracting and retaining qualified technical and sales personnel.

      Our continued success depends, in part, on our ability to identify, attract, motivate, and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate, and retain qualified engineers with the requisite education, backgrounds, and industry experience. Competition for qualified engineers, particularly in Silicon Valley, is intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could materially adversely affect our operating results.

Risks inherent in our international operations could have a material adverse effect on our operating results.

      We conduct business internationally. For fiscal 2002, approximately 42.0% of our total revenues were from international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

      Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles, difficulties in managing international operations, and potentially adverse tax consequences. Such factors could materially adversely affect our future international sales and, consequently, our operating results.

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

      In the storage market, our filer appliances and data management software compete primarily against storage products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company (including the integrated Compaq Computer Corporation), IBM Corporation, and Sun Microsystems, Inc. We have also historically encountered less-frequent competition from companies including Auspex Systems, Inc., Dell, LSI Logic Corp., MTI Corp., and Procom Technology.

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including Cisco Systems, Inc., CacheFlow, Inc., Inktomi Corp., and Akamai Technologies, Inc.

      Additionally a number of new, privately held companies are currently attempting to enter our markets, some of which may become significant competitors in the future.

      We believe that the principal competitive factors affecting our market include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical, and other resources.

      Increased competition could result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our operating results. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, sale, and support of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures we face could materially adversely affect our operating results.

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

      We rely on a limited number of suppliers of several key components utilized in the assembly of our products. We purchase most of our disk drives through a single supplier. We purchase computer boards and microprocessors from a limited number of suppliers. Our reliance on a limited number of suppliers involves several risks, including:

•	a potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments;

•	supplier capacity constraints;

•	price increases;

•	timely delivery; and

•	component quality.

      Component quality is particularly significant with respect to our suppliers of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives, microprocessors, and for semiconductor memory components, which could result in component shortages, selective supply allocations, and increased prices of such components. We cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, problems with respect to yield and quality of such components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially adversely affect our operating results. Such delays could also damage relationships with current and prospective customers.

      In addition, we license certain technology and software from third parties that is incorporated into our products. If we are unable to obtain or license the technology and software on a timely basis, we will not be able to deliver product to our customers in a timely manner.

The loss of our sole contract manufacturer or the failure to accurately forecast demand for our products or successfully manage our relationship with our contract manufacturer could negatively impact our ability to manufacture and sell our products.

      We currently rely on a contract manufacturer to manufacture most of our products. Our reliance on a third-party contract manufacturer reduces our control over the manufacturing process, exposing us to risks including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationship with our contract manufacturer, or if our contract manufacturer experiences delays, disruptions, capacity constraints, or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory, or incur cancellation charges or penalties, which could adversely impact our operating results.

      We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturer and suppliers. We may need to increase our material purchases, contract manufacturing capacity, and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products, or the ability to obtain raw materials, could cause a delay in our ability to fulfill orders.

We may incur problems with current or future equity investments and acquisitions, and these investments may not achieve our objectives.

      From time to time, we make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control, and recent events have adversely affected the public equity market. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In the second quarter of fiscal 2002, we recorded a noncash, other-than-temporary write-down of $13.0 million related to impairments of our investments in publicly traded and private companies.

      As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. We have acquired two companies since the beginning of fiscal 2001. We may engage in future acquisitions that dilute our stockholders’ investments and cause us to use cash, to incur debt, or to assume contingent liabilities.

      Acquisitions of companies entail numerous risks, and we may not be able to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value. In addition, we may experience a diversion of management’s attention, the loss of key employees of acquired operations, or the inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition, and results of operation.

We do not have exclusive relationships with our resellers and accordingly there is a risk that those resellers may give higher priority to products of other suppliers, which could materially adversely affect our operating results.

      Our reseller partners generally offer products from several different companies, including products of our competitors. Accordingly, there is risk that these resellers may give higher priority to products of other suppliers, which could materially adversely affect our operating results.

Undetected software errors or failures found in new products may result in loss of or delay in market acceptance of our products, which could materially adversely affect our operating results.

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

      Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. Some United States trademarks and some United States-registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers and customers. We currently have multiple United States and international patent applications pending and multiple United States patents issued. The pending applications may not be approved and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.

      Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products, or design around patents issued to us or other intellectual property rights of ours.

      We are subject to intellectual property infringement claims. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights. Third parties may in the future claim infringement by us with respect to current or future products, patents, trademarks, or other proprietary rights. We expect that companies in the appliance market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could materially adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

Item 2. Properties

      In fiscal 2002, we terminated our operating lease obligations for our Sunnyvale headquarters site by purchasing the land and buildings for $249.8 million. Our headquarters site for corporate general administration, sales and marketing, research and development, customer services, and manufacturing operations occupies approximately 675,000 square feet of buildings in Sunnyvale, California.

      We lease other sales offices and research and development facilities throughout the United States and internationally. We believe that our existing facilities and those being developed in Sunnyvale are adequate for our requirements over at least the next two years and that additional space will be available as needed.

      As a result of reductions in headcount in fiscal 2002, we are not currently utilizing certain existing space in our California headquarters site. Additionally, we have also exited office space under noncancellable leases in other locations, both in the United States and Europe. If we are unable to successfully sublease our vacated and unoccupied office space, our operating results may be adversely affected. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

      See additional discussion regarding properties in “Note 4 under Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3. Legal Proceedings

      We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We defend ourselves vigorously against any such claims. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4. Submissions of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock commenced trading on the Nasdaq National Market on November 21, 1995, and is traded under the symbol “NTAP.” As of April 26, 2002, there were 944 holders of record of the common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq National Market.

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$28.21	$9.88	$112.56	$57.94
Second Quarter	15.27	6.54	148.63	76.94
Third Quarter	26.89	11.78	121.00	49.38
Fourth Quarter	21.74	15.32	59.94	11.81

      We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1. Business — Risk Factors.”

      We have never paid cash dividends on our capital stock. We currently anticipate retaining all available funds, if any, to finance internal growth and product development. Payment of dividends in the future will depend upon our earnings and financial condition and such other factors as the directors may consider or deem appropriate at the time.

Item 6. Selected Consolidated Financial Data

Five fiscal years ended April 30, 2002

(In thousands, except per-share amounts)

	2002	2001	2000	1999	1998

Total Revenues	$798,369	$1,006,186	$579,300	$289,420	$166,163
Income (Loss) from Operations	(1,062)	109,657	105,368	55,126	32,658
Net Income	3,033	74,886	73,792	35,613	20,965
Net Income per Share, basic	0.01	0.23	0.25	0.13	0.08
Net Income per Share, diluted	0.01	0.21	0.21	0.11	0.07
Total Assets	1,108,806	1,036,252	592,233	346,347	115,736
Long-Term Deferred Revenue and Other	34,770	13,031	333	93	163
Total Stockholders’ Equity	858,476	804,448	478,746	295,724	86,265

      All Net Income per Share amounts have been adjusted to reflect the two-for-one stock splits which were effective November 11, 1997, December 21, 1998, December 20, 1999 and March 22, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth under “Item 8. Financial Statements and Supplementary Data” and the Risk Factors set forth in “Item 1. Business.”

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

      We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	inventory write-down;

•	restructuring accruals and impairment losses on investments;

•	valuation of intangible assets and goodwill; and

•	accounting for income taxes.

Revenue recognition and allowances

      We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9), and related interpretations to all revenue transactions. We recognize revenue when:

      Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order prior to recognizing revenue on an arrangement.

      Delivery Has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms as FOB shipping point. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

      The Fee Is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and condition practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable.

      Collection Is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

      For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. We defer the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered. Vendor specific objective evidence is based on the price charged when the element is sold separately.

      A typical arrangement includes product, software subscription, and maintenance. Some arrangements include training and consulting. Software subscriptions include unspecified products upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases, and are included in product revenues. Service maintenance includes contracts for technical support and hardware maintenance. Revenue from software subscriptions and maintenance is recognized ratably over the contractual term, generally one to three years. Revenue from training and consulting is recognized as the services are performed.

      We record reductions to revenue for estimated sales returns at the time of shipment. These estimates are based on historical sales returns, changes in customer demand, and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required.

      We also maintain a separate allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory write-down

      We write-down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required.

      We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. We also provide for the estimated cost of known product failures based on known quality issues when they arise. Should actual cost of product failure differ from our estimates, revisions to the estimated liability would be required.

Restructuring accruals and impairment losses on investments

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities.

      We performed a comprehensive analysis of our real estate facility requirements and identified excess facility space, which has subsequently been offered for sublease. Based upon the results of this analysis, during fiscal 2002, we recorded charges related to estimated facilities lease losses, net of expected sublease income. In determining the net facilities charge, various assumptions were made, including the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The charges recorded were estimates in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and represented the low end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. Should operating lease rental rates decline or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses liabilities may be necessary in future periods based upon the then-current actual events and circumstances. During the fourth quarter of fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million.

      In fiscal 2002, we also recorded charges for a reduction in workforce in response to a decline in customer demand and macroeconomic conditions. See footnote 12 — Restructuring Charges for further discussion.

These estimates are reviewed and revised quarterly and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates.

      Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal 2002, we recorded a noncash, other-than-temporary write-down of $13.0 million related to impairments of our investments in publicly traded and private companies. See footnote 2 —Short-Term Investments and Investments in Nonpublic Companies for further discussion.

Valuation of intangible assets and goodwill

      We periodically evaluate our intangible assets and goodwill for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology, and workforce. Factors we consider important that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value, and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of the fiscal year. No impairment losses were recorded during fiscal 2002 based on these measurements.

Accounting for income taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Sales to our international customers are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, a decrease in the percentage of our total revenue from international customers or in the mix of international revenue among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S.

      The carrying value of our net deferred tax assets, which is made up primarily of income tax deductions, credits, and net operating loss carryforwards resulting from stock option exercises, assumes that we will be able to generate sufficient future income to fully utilize these tax deductions and credits. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability due to expectation of future employee stock option exercises.

New Accounting Standards

      On May 1, 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this accounting standard did not have a significant impact on our financial position, results of operations, or cash flow.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective May 1, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill (including acquired existing workforce) with a net carrying value of approximately $49.8 million at April 30, 2002, and the annual amortization of $15.2 million that resulted from business combinations initiated prior to the adoption. We will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. We have not determined whether adoption of SFAS No. 142 will have an impact on our financial position, results of operations, and cash flow.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of.” Adoption of SFAS No. 144 is required for our fiscal year beginning May 1, 2002. We are currently evaluating the potential impact of adoption of SFAS No. 144 on our financial position and results of operations and have not yet determined the impact of adopting this statement.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Years Ended April 30,

	2002	2001	2000

Revenues:	100.0%	100.0%	100.0%
Product Revenue	91.4	95.2	96.2
Service Revenue	8.6	4.8	3.8
Cost of Revenues:
Cost of Product Revenue	32.8	34.0	35.8
Cost of Service Revenue	7.0	5.9	4.9

Gross Profit	60.2	60.1	59.3

Operating Expenses:
Sales and Marketing	35.6	28.7	26.6
Research and Development	14.6	12.0	10.6
General and Administrative	5.1	4.0	3.6
Amortization of Intangible Assets	2.6	1.2	—
In-process Research and Development	—	2.7	—
Stock Compensation	0.9	0.6	0.3
Restructuring Charges	1.5	—	—

Total Operating Expenses	60.3	49.2	41.1

Income (Loss) from Operations	(0.1)	10.9	18.2
Other Income (Expense), Net	0.4	2.3	1.5

Income Before Income Taxes	0.3	13.2	19.7
Provision (Benefit) for Income Taxes	(0.1)	5.8	7.0

Net Income	0.4%	7.4%	12.7%

Fiscal 2002 Compared to Fiscal 2001

      Product Revenues — Product revenues decreased by 23.8% to $729.9 million in fiscal 2002, from $957.8 million in fiscal 2001. The decline in product revenues was due to a decrease in product sales to Internet-based companies and reduced capital spending among technology companies across all geographies, but primarily in North America. This decrease in product revenues for fiscal 2002 was specifically attributable to a lower volume of units and software licenses shipped, as compared to fiscal 2001.

      Product revenues were negatively impacted by the following factors:

•	reduced demand for our products resulting from deteriorating macroeconomic conditions;

•	continued weakness in technology spending from Internet- and technology-related customers;

•	decreased sales through indirect channels, including sales through our OEM partners, representing 26.4% and 28.2% of total revenues for fiscal 2002 and 2001, respectively;

•	declining average selling price of the F700 filers and older caching products; and

•	declining unit sales of our older products.

      Product revenues were favorably impacted by the following factors:

•	increased sales from new industry verticals: energy, telecommunications, financial services, manufacturing, life sciences and the government;

•	a higher average selling price of our new products: our high-end F880 and low-end F87 filer products, as well as new NetCache appliances and software features;

•	competitive pricing advantage as a result of lower total cost of ownership in four aspects: lower acquisition cost, reduced administrative overhead, minimized service cost and reduced downtime of critical business applications;

•	data management and content delivery software offering a unique set of features to ensure mission-critical availability, while reducing the complexity of enterprise storage management;

•	higher sales of software subscription upgrades, representing 6.6% and 3.6% of total revenues for fiscal 2002 and 2001, respectively;

•	increased add-on software revenue from multiprotocol solutions; and

•	introduction of NearStore appliances for business continuance and online recovery.

      Service Revenues — Service revenues increased by 41.6% to $68.5 million in fiscal 2002, from $48.4 million in fiscal 2001. Service revenue is generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. The increase in service revenues (representing 8.6 % and 4.8% of total revenues for fiscal 2002 and 2001, respectively) was primarily related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers.

      International total revenues (including United States exports) decreased by 12.4% for fiscal 2002 as compared to fiscal 2001. International total revenues were $335.2 million, or 42.0% of total revenues for fiscal 2002. The decline in international sales for fiscal 2002 was primarily a result of a slower demand in the Europe and Asia Pacific markets offset by our increased sales and marketing efforts internationally.

      Product Gross Margin — Product gross margin decreased to 64.1% of product revenues for fiscal 2002 as compared to 64.3% in fiscal 2001.

      Product gross margin was negatively impacted by:

•	the decrease in product sales volume;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower of cost or market adjustments to inventory;

•	decreased licensing of our software due to lower volume of units shipped;

•	lower average selling price of certain add-on software options; and

•	higher disk content with an expanded storage capacity for the higher-end filers including the F840 and F880 filers.

      Product gross margin was favorably impacted by:

•	lower costs of key components and subsystems;

•	favorable product and software mix;

•	a faster-than-expected shift to our new high-density storage subsystem due to a favorable average selling price on the enclosures, electronics and power systems sold with the disk systems, and efficient hardware packaging;

•	higher average selling prices for our new products;

•	manufacturing overhead cost control and reduction efforts, including the restructuring impact;

•	December and July partial facility shutdowns; and

•	growth in software subscription upgrades due primarily to a larger installed base.

      Service Gross Margin — Service gross margin increased to 18.2% for fiscal 2002 as compared to a negative gross margin of 23.8% in fiscal 2001. Investments in customer service decreased by 6.5% to $56.0 million in fiscal 2002, from $59.9 million in fiscal 2001. The improvement in service gross margin in fiscal 2002 was primarily due to operational and cost efficiencies in the global customer service organizations. The negative service gross margin in fiscal 2001 was due to the ramping up and continued investment in our service infrastructure in anticipation of service revenue growth.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses decreased 1.6% to $284.4 million for fiscal 2002, from $289.0 million for fiscal 2001. These expenses were 35.6% and 28.7% of total revenues for fiscal 2002 and fiscal 2001, respectively. The decrease in absolute dollars was attributed to various cost control and reduction measures, restructuring impact, lower commission expenses and other profit-dependent payroll-related expenses, and disposal of certain capital assets in fiscal 2001, partially offset by the continued worldwide investment in our sales and customer service organizations. Sales and marketing headcount decreased to 1,224 in fiscal 2002, from 1,277 in fiscal 2001 due primarily to the restructuring impact. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, and fees paid to outside consultants. Research and development expenses decreased 3.5% to $116.7 million in fiscal 2002, from $120.9 million in fiscal 2001. These expenses represented 14.6% and 12.0% of total revenues for fiscal 2002 and 2001, respectively. Research and development expenses decreased in absolute dollars, primarily as a result of cost control, reduction in discretionary spending efforts, restructuring impact, the two holiday facility shutdowns, lower headcount, and lower profit-dependent payroll related expenses, partially offset by the operating impact of the Orca Systems, Inc. (“Orca”) and WebManage Technologies, Inc. (“WebManage”) acquisitions. Research and development headcount decreased to 514 in fiscal 2002, from 566 in fiscal 2001. We expect to continuously support current and future product development and enhancement efforts, and incur prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies.

      We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products, and expect that expenditures for these purposes will increase in absolute dollars. For both fiscal 2002 and 2001, no software development costs were capitalized.

      General and Administrative — General and administrative expenses decreased 0.1% to $40.2 million in fiscal 2002, from $40.2 million in fiscal 2001. These expenses represented 5.0% and 4.0% of total revenues for fiscal 2002 and 2001, respectively. Decreases in absolute dollars were primarily due to cost controls, reductions in discretionary spending, the impact of restructuring, the two holiday facility shutdowns, and lower profit-dependent payroll related expenses, partially offset by expenses associated with initiatives to enhance enterprise-wide management information systems, general legal costs, and an increase in the allowance for bad debts. General and administrative headcount decreased to 246 in fiscal 2002, from 253 in fiscal 2001. We believe that our general and administrative expenses will not increase significantly in absolute dollars in fiscal 2003.

      Amortization of Intangible Assets — Amortization of intangible assets represents the amortization on acquired intangible assets and amortization on the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of April 30, 2002, including goodwill, existing workforce, and technology, were being amortized over estimated useful lives of three to five years. We assess the recoverability of intangible assets by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations was $20.9 million and $11.7 million in fiscal 2002 and 2001, respectively.

      In-process Research and Development — We incurred in-process research and development charges of approximately $26.7 million in the first quarter of fiscal 2001 related to the acquisition of Orca. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations, because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition.

      The Orca acquisition has been successfully utilized for the design and development of the DAFS protocol. By eliminating much of the traditional operating system overhead, DAFS allows for improved I/ O performance while using fewer CPU cycles. The protocol leverages next generation networking technologies that provide remote memory transfer capabilities, including Remote Direct Memory Access (“RDMA”) implemented in Virtual Interface (“VI”) and Infiniband. The DAFS protocol has good industry support and is now under consideration as an industry standard. We introduced DAFS capable products in April 2002.

      Stock Compensation — We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $7.2 million and $6.2 million in fiscal 2002 and 2001, respectively. This increase was primarily attributable to the recognition of stock compensation on options assumed in the WebManage acquisition and the release of 165,310 contingently issuable milestone shares relating to Orca valued at $3.0 million. We expect an additional stock compensation relating to 99,187 contingently issuable Orca common share, to be measured on the date the performance criteria are met.

      Restructuring Charges — In August 2001, we implemented a restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our then-current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs.

      During the fourth quarter of fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million.

      As of April 30, 2002, we had paid substantially all of the severance liability. Of the balance at April 30, 2002, $0.5 million was included in other accrued liabilities.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at April 30, 2002 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	$193	$—	$307	$500

      In April 2002, we announced and substantially completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters, which included a headcount reduction of 34 employees. As a result of this restructuring, we incurred a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at April 30, 2002, $1.1 million was included in other accrued liabilities and the remaining $3.6 million was classified as long-term obligations.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at April 30, 2002 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 30, 2002	$184	$—	$4,532	$4,716

      We expect annual cost savings of approximately $29.8 million as a result of the restructuring and reduction in force actions taken in the second and fourth quarters of fiscal 2002.

      Interest Income and Other, Net — During fiscal 2002, interest income and other, net was $16.6 million, as compared to $23.4 million in fiscal 2001. The decrease in interest income was primarily due to lower average interest rates, partially offset by higher average investment balances from cash, short-term investments and restricted cash generated from operations. We expect interest income to decline further in fiscal 2003, as existing investments mature and proceeds are reinvested in a lower interest-rate environment. Interest income and other, net also included gains and losses from foreign currency transactions.

      Impairment Loss on Investments — We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the second quarter of fiscal 2002, we recorded a noncash, other-than-temporary write-down of $13.0 million related to impairments of our investments in publicly traded and private companies. During fiscal 2002 and 2001, we sold shares of certain marketable equity securities and the realized gains for those periods were not material.

      Provision (Benefit), for Income Taxes — For fiscal 2002, we applied an annual benefit rate of 19.7% to pretax loss. For fiscal 2001, our effective tax rate was 34.5%, which excluded the effect of non-deductible amortization of goodwill and the write-off of acquired in-process research and development. Our estimate is based on existing tax laws and our current projections of income/(loss) and distributions of income/(loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Fiscal 2001 Compared to Fiscal 2000

      Business Combinations — During the first quarter of fiscal 2001, we acquired Orca for a purchase price of $50.0 million in common stock, assumed options and cash, with an obligation to provide 264,497 shares of common stock, which will result in additional stock compensation charges if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities. The acquisition was accounted for as a purchase. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to existing workforce and goodwill are being amortized on a straight-line basis over three-and five-year periods, respectively. Approximately $26.7 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

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

      Product Revenues — Product revenues increased by 71.9% to $957.8 million in fiscal 2001, from $557.4 million in fiscal 2000. Product revenues growth was across all geographies, products and markets. This increase in product revenues for fiscal 2001 was primarily attributable to a higher volume of units shipped, as compared to fiscal 2000. This growth in volume declined in the second half of fiscal 2001. Factors impacting unit growth include:

•	demand for our F700 filers utilizing primarily fibre-channel disks;

•	introduction of our new higher capacity F840, mid-range F820 and F85 entry-level filer products;

•	increased worldwide demand for our NetCache appliances and content delivery network solutions;

•	increased worldwide shipment of NetApp Cluster Failover solutions, which require another filer to take over in the event of a hardware failure;

•	increased demand for the SnapMirror software option, which requires multiple filers to provide remote mirroring of data for quick disaster recovery and backup at remote sites;

•	expansion of our sales organization to 976 in fiscal 2001 from 582 in fiscal 2000; and

•	increased sales through indirect channels, including sales through our OEM partners, representing 28.2% and 26.8% of total total revenues for fiscal 2001 and 2000, respectively.

      Product revenues growth was also positively impacted by:

•	a higher average selling price of our add-on software options;

•	SnapMirror, SnapRestore and SnapManager for Microsoft Exchange, and Cluster Failover, supporting mission-critical applications;

•	a higher average selling price of our new high-end F840 filers;

•	a higher average selling price due to the introduction of NetCache software features, including ContentReporterTM and ContentDirector;

•	the increase in storage capacity;

•	increased add-on software revenue from multiprotocol solutions; and

•	higher software subscription (representing 3.6 % and 2.9% of total revenues for fiscal 2001 and 2000, respectively).

      Overall product revenues growth was partially offset by:

•	declining demand for our products in the second half of fiscal 2001;

•	declining average selling price of the F700 filers and caching products due to competitive pricing; and

•	declining unit sales of our older products.

      Service Revenues — Service revenues increased by 120.3% to $48.4 million in fiscal 2001, from $21.9 million in fiscal 2000. The increase in service revenues (representing 4.8 % and 3.8% of total revenues for fiscal 2001 and 2000, respectively) was primarily related to a growing installed base needing maintenance and technical support.

      International total revenues (including United States exports) grew by 115.0% for fiscal 2001 as compared to fiscal 2000. International total revenues were $382.5 million, or 38.0% of total revenues for fiscal 2001. The increase in international revenues for fiscal 2001, was primarily a result of European and Asia Pacific total revenues growth, due to increased headcount in the direct sales force, increased indirect channel sales, increased shipments of filers, Cluster Failover solutions and NetCache appliances and increased sales of add-on software licenses, as compared to the corresponding periods of the prior fiscal year.

      Product Gross Margin — Product gross margin increased to 64.3% of product revenues for fiscal 2001, from 62.8% for fiscal 2000.

      Product gross margin was favorably impacted by:

•	increased licensing of add-on software options such as Multi-Protocol, Cluster Failover, SnapMirror, SnapRestore, SnapManager and new software introductions including ContentReporter and ContentDirector;

•	growth in software subscriptions due primarily to a larger installed base;

•	lower costs of key components;

•	the increase in product volume;

•	increased manufacturing efficiencies; and

•	a mix shift to high-end F840 systems sold as diskless upgrades, carrying higher margin than configured systems.

      Gross margin was negatively impacted by:

•	sales price reductions on storage products due to competitive pricing pressure;

•	higher disk content with an expanded storage capacity for the F840 filer;

•	lower sales volume in the second half of fiscal 2001; and

•	lower of cost or market adjustments to inventory.

      Service Gross Margin — Service gross margin was negative 23.8% for fiscal 2001 as compared to negative gross margin of 29.3% in fiscal 2000. Investments in customer service increased by 111.1% to $59.9 million in fiscal 2001, from $28.4 million in fiscal 2000. The negative service gross margin in both fiscal 2001 and 2000 was due to the ramping up and continued investment in our service infrastructure in anticipation of service revenues growth.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 87.8% to $289.0 million for fiscal 2001 from $153.9 million for fiscal 2000. These expenses were 28.7% and 26.6% of total revenues for fiscal 2001 and 2000, respectively. The increase in absolute dollars was primarily related to the continued worldwide expansion of our sales and customer service organizations, expansion of various marketing and industry initiatives, increased commission expenses in the first three quarters and disposal of certain capital assets in the fourth quarter. Sales and marketing headcount increased to 1,277 in fiscal 2001 from 775 in fiscal 2000.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, and fees paid to outside consultants. Research and development expenses increased 96.4% to $120.9 million in fiscal 2001 from $61.6 million in fiscal 2000. These expenses represented 12.0% and 10.6% of total revenues, for fiscal year 2001 and 2000, respectively. Research and development expenses increased in absolute dollars, primarily as a result of increased headcount, operating impact of Orca and WebManage acquisitions, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies, including the NetApp F85, F800 series filers and the new generation of our NetCache appliances coupled with our content distribution and reporting software. Research and development headcount increased to 566 in fiscal 2001 from 327 in fiscal 2000. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. For both fiscal 2001 and 2000, no software development costs were capitalized.

      General and Administrative — General and administrative expenses increased 90.7% to $40.2 million in fiscal 2001, from $21.1 million in fiscal 2000. These expenses represented 4.0% and 3.6% of total revenues, for fiscal 2001 and 2000, respectively. Increases in absolute dollars were primarily due to increased headcount, expenses associated with initiatives to enhance enterprise-wide management information systems and increased professional service fees. General and administrative headcount increased to 253 in fiscal 2001 from 162 in fiscal 2000.

      Amortization of Intangible Assets — Amortization of intangible assets represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by us. Intangible assets as of April 30, 2001, including goodwill, existing workforce and technology, are being amortized over the estimated useful life of three to five-year periods. We assess the recoverability of intangible assets by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations was $11.7 million and $0.2 million in fiscal 2001 and 2000, respectively.

      In-process Research and Development — We incurred in-process research and development charges of approximately $26.7 million in fiscal 2001 related to the acquisition of Orca. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26.7 million was allocated to in-process research and development and charged to operations, because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition.

      We believe we can utilize the Orca acquisition to develop the first virtual interface-based (VI) next generation of network storage systems. We are leveraging VI architecture to develop the DAFS protocol. DAFS enables data transfers straight from the file server, allowing clusters of application servers in heterogeneous environments to share data from the memory of one system to the memory of another without involving general-purpose operating systems, thereby improving CPU utilization and speeding up data access. We expect to continue the development of products using this protocol and believe that there is a reasonable chance of successfully delivering initial products in calendar year 2001. However, there is risk associated with the completion of the in-process project and there can be no assurance that such project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations or gain market acceptance.

      Stock Compensation — We account for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, “Accounting for Stock Issued to Employees,” for employee compensation awards and comply with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $6.2 million and $1.3 million in fiscal 2001 and 2000, respectively. This increase was primarily attributable to the recognition of stock compensation of unvested options assumed in the WebManage acquisition, issuance of contingently issuable milestone shares, increased participation in the salaried stock option grant program by certain highly compensated employees and non-employee stock options awards.

      Total Other Income, net — Total other income, net, was $23.4 million and $9.0 million in fiscal 2001 and 2000, respectively. The increase in interest income was primarily due to increased cash and short-term investments generated from operations and net proceeds from stock option exercises.

      Provision for Income Taxes — Our effective tax was 34.5%, excluding the effect of non-deductible amortization of goodwill and acquired in-process research and development of $35.5 million for fiscal 2001. The effective tax rate for fiscal 2000 was 35.5%. The effective tax rates differed from the U.S. statutory rate primarily due to state taxes, credits, tax exempt interest, goodwill amortization and acquired in-process research and development.

Liquidity and Capital Resources

      We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital, which increased by $46.8 million to $463.6 million. As of April 30, 2002, as compared to the April 30, 2001 balances, our cash, cash equivalents, and short-term investments increased by $90.1 million to $454.1 million. We generated cash from operating activities totaling $143.9 million and $218.4 million in fiscal 2002 and 2001, respectively. Net cash provided by operating activities in fiscal 2002 was principally related to net income of $3.0 million, decreases in accounts receivable, and increases in other accrued liabilities, deferred revenue, coupled with depreciation, impairment loss on investments, amortization of intangibles and stock compensation, partially offset by decreases in accounts payable, accrued compensation and related benefits and increases in inventories.

      In addition to lower net income in fiscal 2002, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	lower accounts receivable balances due to lower sales and more collections in fiscal 2002;

•	noncash acquisition-related charges, stock compensation, impairment loss on investments, provision for doubtful accounts, and depreciation included in net income;

•	increased accrued liabilities relating to the restructuring; and

•	increase in deferred revenue related to service and software subscription upgrades.

      The above factors were partially offset by the effects of:

•	decreased balances for accounts payable due to lower levels of business activity in fiscal 2002;

•	decreased accrued compensation and related benefits due to payouts of profit dependent personnel expenses accrued in fiscal 2001 and paid in fiscal 2002, vacation taken during the July and December 2001 holidays’ facility shutdowns, and lower commission accrual as a result of lower levels of sales;

•	increased inventory levels due to preparation for ramping our new NearStore product; and

•	decreased income taxes payable, primarily reflecting lower profitability in fiscal 2002.

      We used $284.2 million and $83.7 million of cash in fiscal 2002 and 2001, respectively, for capital expenditures. The fiscal 2002 increase in property and equipment includes the purchase of the land and buildings at our Sunnyvale headquarters site for $249.8 million. Since we have curtailed capital expenditures, purchases of fixed assets were only $34.4 million in fiscal 2002, compared to $83.7 million the same period a year ago. The decrease was primarily attributed to the slowdown in hiring and various cost control and cutting measures. We have used $149.9 million and $14.3 million in fiscal 2002 and 2001, respectively, for net purchases of short-term investments. In the first quarter of fiscal 2001, we acquired Orca for a purchase price of approximately $50.0 million, including common stock, contingently issuable common stock, assumed options, cash payments of $2.0 million and related transaction costs. In the third quarter of 2001, we acquired WebManage for a purchase price of approximately $59.4 million, including common stock, assumed options, cash payments of $5.0 million and related transaction costs. Investing activities in fiscal 2002 and 2001 also included new equity investments of $1.1 million and $7.0 million, respectively.

      We received $230.2 million in fiscal 2002 and used $113.2 million in fiscal 2001 from financing activities. The increase in fiscal 2002 was primarily from the decrease in restricted cash (see “ Commitments and Contingencies” Note 4 to Notes to Condensed Consolidated Financial Statements) partially offset by decreased proceeds from the sale of common stock. The decrease in cash provided by sales of common stock for fiscal 2002, compared to the corresponding period of the prior fiscal year, was primarily due to lower stock option exercise proceeds as a result of the decline in our stock price.

      Our capital and liquidity requirements depend on numerous factors, including risks relating to fluctuating operating results, continued growth in the network storage and content delivery markets, customer and market acceptance of our products, dependence on new products, rapid technological change, dependence on qualified technical and sales personnel, risk inherent in our international operations, competition, reliance on a limited number of suppliers and contract manufacturers, dependence on proprietary technology, intellectual property rights, the value of our investments in equity securities and real estate, and other factors. We believe that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months.

  Contractual Obligations

      The following summarizes our contractual obligations at April 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Operating lease payments	$9,194	$7,786	$7,624	$4,559	$2,817	$122,444	$154,424
Venture capital funding commitments	1,144	1,144	1,144	1,143	—	—	4,575
Purchase commitments	3,966	—	—	—	—	—	3,966

	$14,304	$8,930	$8,768	$5,702	$2,817	$122,444	$162,965

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of April 30, 2002, we had short-term investments of $243.4 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months which are classified as available-for-sale, and investment in marketable equity securities in certain technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 30, 2002, would cause the fair value of these short-term investments to decline by approximately $0.5 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity security included in our short-term investments. Such investment is in a publicly traded company in the volatile high-technology industry sector. We do not attempt to reduce or eliminate our market exposure on this security and, as a result, the amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the current unrealized amount. A 50% adverse change in the equity price would result in an approximate $0.3 million decrease in the fair value of our equity security as of April 30, 2002.

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

      The following table provides information about our foreign exchange forward contracts outstanding on April 30, 2002, (in thousands):

		Foreign	Contract
		Currency	Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

AUD	Sell	8,296	$4,472	$4,484
CHF	Sell	3,155	$1,945	$1,945
GBP	Sell	13,270	$19,309	$19,347
EUR	Sell	72,311	$64,733	$64,827

      The following table provides information about our foreign exchange forward contracts outstanding on April 30, 2001, (in thousands):

		Foreign	Contract
		Currency	Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

AUD	Sell	17,312	$8,693	$8,733
CHF	Sell	5,300	$3,082	$3,048
GBP	Sell	18,085	$25,845	$25,878
EUR	Sell	50,728	$44,324	$44,726

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of

Network Appliance, Inc.:

      We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries (the “Company”) as of April 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 14(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 10, 2002

NETWORK APPLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$210,756	$271,931
Short-term investments	243,371	92,094
Accounts receivable, net of allowances of $8,416 in 2002 and $4,030 in 2001	146,511	186,956
Inventories	23,849	22,504
Prepaid expenses and other	22,112	25,745
Deferred income taxes	32,529	36,287

Total current assets	679,128	635,517
Restricted Cash	—	193,747
Property and Equipment, net	345,195	103,238
Intangible Assets	58,615	79,510
Other Assets	25,868	24,240

	$1,108,806	$1,036,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,243	$53,493
Income taxes payable	17,073	21,844
Accrued compensation and related benefits	36,912	50,523
Other accrued liabilities	45,193	34,597
Deferred revenue	76,139	58,316

Total current liabilities	215,560	218,773
Long-Term Deferred Revenue	31,036	12,882
Long-Term Obligations	3,734	149

	250,330	231,804

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; shares outstanding: none in 2002 and 2001	—	—
Common stock, $0.001 par value; 880,000 shares authorized: shares outstanding: 335,135 in 2002 and 328,746 in 2001	335	329
Additional paid-in capital	656,619	616,266
Deferred stock compensation	(3,777)	(12,044)
Retained earnings	207,665	204,632
Cumulative other comprehensive loss	(2,366)	(4,735)

Total stockholders’ equity	858,476	804,448

	$1,108,806	$1,036,252

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended April 30,

	2002	2001	2000

Revenues
Product revenue	$729,916	$957,830	$557,352
Service revenue	68,453	48,356	21,948

Total revenues	798,369	1,006,186	579,300

Cost of Revenues
Cost of product revenue	261,857	341,821	207,477
Cost of service revenue	55,989	59,886	28,369

Total cost of revenues	317,846	401,707	235,846

Gross margin	480,523	604,479	343,454

Operating Expenses:
Sales and marketing	284,355	289,003	153,877
Research and development	116,725	120,938	61,566
General and administrative	40,182	40,238	21,098
Amortization of intangible assets	20,895	11,732	200
In-process research and development	—	26,688	—
Stock compensation(1)	7,202	6,223	1,345
Restructuring charges	12,226	—	—

Total operating expenses	481,585	494,822	238,086

Income (Loss) from Operations	(1,062)	109,657	105,368
Other Income (Expense), net:
Interest income and other, net	16,603	23,352	9,038
Impairment loss on investments	(13,008)	—	—

Total other income, net	3,595	23,352	9,038

Income Before Income Taxes	2,533	133,009	114,406
Provision (Benefit) for Income Taxes	(500)	58,123	40,614

Net Income	$3,033	$74,886	$73,792

Net Income per Share:
Basic	$0.01	$0.23	$0.25

Diluted	$0.01	$0.21	$0.21

Shares Used in per Share Calculations:
Basic	331,645	320,435	299,370

Diluted	350,498	359,824	345,171

(1) Stock compensation includes:
Sales and marketing	$1,023	$1,054	$619
Research and development	5,694	2,738	499
General and administrative	485	2,431	227

	$7,202	$6,223	$1,345

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

					Cumulative
	Common Stock		Deferred		Other
			Stock	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Loss	Total

Balances, April 30, 1999	291,324	$240,807	$(714)	$55,954	$(323)	$295,724
Components of comprehensive income:
Net income	—	—	—	73,792	—	73,792
Currency translation adjustment					(2,204)	(2,204)
Unrealized gain on investments	—	—	—	—	8	8

Total comprehensive income						71,596
Issuance of common stock	20,479	53,833	—	—	—	53,833
Deferred stock compensation	—	1,845	(1,845)	—	—	—
Amortization of deferred stock compensation	—	—	1,345	—	—	1,345
Reversal of deferred stock compensation due to employee terminations	—	(40)	40	—	—	—
Income tax benefit from employee stock transactions	—	56,248	—	—	—	56,248

Balances, April 30, 2000	311,803	$352,693	$(1,174)	$129,746	$(2,519)	$478,746
Components of comprehensive income:
Net income	—	—	—	74,886	—	74,886
Currency translation adjustment	—	—	—	—	(790)	(790)
Unrealized loss on investments	—	—	—	—	(1,426)	(1,426)

Total comprehensive income						72,670
Issuance of common stock	15,924	80,510	—	—	—	80,510
Common shares issued and options assumed pursuant to business acquisitions	918	101,237	—	—	—	101,237
Issuance of milestone shares	101	3,000	—	—	—	3,000
Deferred stock compensation	—	14,127	(14,127)	—	—	—
Amortization of deferred stock compensation	—	—	3,223	—	—	3,223
Reversal of deferred stock compensation due to employee terminations	—	(34)	34	—	—	—
Income tax benefit from employee stock transactions	—	65,062	—	—	—	65,062

Balances, April 30, 2001	328,746	$616,595	$(12,044)	$204,632	$(4,735)	$804,448
Components of comprehensive income:
Net income	—	—	—	3,033	—	3,033
Currency translation adjustment	—	—	—	—	1,115	1,115
Unrealized gain on investments	—	—	—	—	1,254	1,254

Total comprehensive income						5,402
Issuance of common stock	6,389	36,472	—	—	—	36,472
Issuance of milestone shares	—	3,015	—	—	—	3,015
Deferred stock compensation	—	1,301	(1,301)	—	—	—
Amortization of deferred stock compensation	—	—	4,187	—	—	4,187
Reversal of deferred stock compensation due to employee terminations	—	(5,381)	5,381	—	—	—
Income tax benefit from employee stock transactions	—	4,952	—	—	—	4,952

Balances, April 30, 2002	335,135	$656,954	$(3,777)	$207,665	$(2,366)	$858,476

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended April 30,

	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$3,033	$74,886	$73,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,395	30,528	14,163
In-process research and development	—	26,688	—
Amortization of intangibles	20,895	11,732	200
Stock compensation expense	7,202	6,223	1,345
Impairment loss on investments	13,008	—	—
Loss on disposal of equipment	3,029	9,356	1,904
Provision for doubtful accounts	7,549	2,443	1,275
Deferred income taxes	(4,592)	(35,467)	(11,614)
Deferred rent	(71)	95	(39)
Changes in assets and liabilities:
Accounts receivable	33,045	(80,483)	(53,352)
Inventories	(6,156)	(13,683)	(12,425)
Prepaid expenses and other assets	(993)	47	(16,320)
Accounts payable	(13,250)	30,771	18,935
Income taxes payable	181	93,166	55,647
Accrued compensation and related benefits	(13,611)	15,472	19,713
Other accrued liabilities	14,252	(1,279)	13,148
Deferred revenue	35,977	47,858	11,708

Net cash provided by operating activities	143,893	218,353	118,080

Cash Flows from Investing Activities:
Purchases of short-term investments	(361,791)	(165,897)	(99,514)
Redemptions of short-term investments	211,862	151,595	30,650
Purchases of property and equipment	(284,238)	(83,685)	(40,819)
Purchases of equity securities	(1,120)	(7,041)	(7,000)
Purchases of businesses, net of cash acquired	—	(7,171)	—
Payment of deposits, net	—	—	2,500

Net cash used in investing activities	(435,287)	(112,199)	(114,183)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	36,472	80,510	53,833
Decrease/(Increase) in restricted cash	193,747	(193,747)	—

Net cash provided by (used in) financing activities	230,219	(113,237)	53,833

Net Increase (Decrease) in Cash and Cash Equivalents	(61,175)	(7,083)	57,730
Cash and Cash Equivalents:
Beginning of year	271,931	279,014	221,284

End of year	$210,756	$271,931	$279,014

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data)

1.     The Company

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance, Inc. is a worldwide leader in enterprise network storage and data management solutions. NetApp network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. Network Appliance solutions are the data management and storage foundation for leading enterprises, government agencies and universities worldwide.

2.     Significant Accounting Policies

      Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying consolidated financial statements that our fiscal year end is April 30. Fiscal 2002, 2001 and 2000 were 52-week fiscal years.

      Basis of Presentation — The consolidated financial statements include the company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current-year presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net income.

      Cash and Cash Equivalents — We consider all highly liquid debt investments with original maturities of three months or less to be cash equivalents.

      Short-Term Investments — Our short-term investments consist primarily of securities with original maturities ranging between three and twelve months. All of our investments are classified as available-for-sale, which are carried at fair market value, and unrealized gains or losses recorded in cumulative other comprehensive loss, which is a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. Available-for-sale investments are reviewed for evidence of reductions in market value that are other than temporary. We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. During fiscal 2002, we recorded a noncash, other-than-temporary write-down of $3,641 related to an impairment of our investment in a publicly traded company. No write-downs were recorded during fiscal 2001 and 2000.

      Approximately $193,747 of our investment portfolio at April 30, 2001 was invested in a certificate of deposit and was restricted to collateralize our operating leases and classified as noncurrent restricted cash. During fiscal 2002, we discontinued our operating leases by purchasing the land and buildings at our Sunnyvale headquarters site, converting restricted investments to property and equipment on the balance sheet.

      Investments in Nonpublic Companies — We have certain investments in nonpublicly traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence. As of April 30, 2002 and 2001, $1,724 and $10,084 of these investments are included in other long-term assets on the balance sheet and are carried at cost. We perform periodic reviews of our investments for impairment. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal 2002, we recorded a noncash, other-than-temporary write-down of $9,367 related to impairments of our investments in private companies. No write-downs were recorded during fiscal 2001 and 2000.

      Inventories — Inventories are stated at the lower of cost (first-in, first-out basis) or market.

      Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Building improvements are amortized over the estimated lives of the assets, which generally range from ten to forty years. Construction in progress will be amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

      We review the carrying values of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the asset.

      Goodwill and Purchased Intangible Assets — Goodwill and purchased intangible assets include goodwill and other intangible assets such as existing workforce and existing technology, which are carried at cost less accumulated amortization. For business combinations consummated before July 1, 2001, goodwill and existing workforce were amortized through April 30, 2002, using the straight-line method over an estimated useful life of three to five years. Amortization of other purchased intangibles is computed using the straight-line method over the expected useful life of three to five years. We evaluate the impairment of goodwill and purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 2 — Recently Issued Accounting Standards of Notes to Consolidated Financial Statements.

      Revenue Recognition and Allowance — We apply the provisions of SOP 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations to all revenue transactions. We recognize revenue when:

      Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order prior to recognizing revenue on an arrangement.

      Delivery Has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms as FOB shipping point. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

      The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and condition practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable.

      Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

      For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of the undelivered items. We defer the portion of the arrangement

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

fee equal to the fair value of the undelivered elements until they are delivered. Vendor specific objective evidence is based on the price charged when the element is sold separately.

      A typical arrangement includes product, software subscription, and maintenance. Some arrangements include training and consulting. Software subscriptions include unspecified products upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, and are included in product revenues. Service maintenance includes contracts for technical support and hardware maintenance. Revenue from software subscriptions and maintenance is recognized ratably over the contractual term, generally one to three years. Revenue from training and consulting is recognized as the services are performed.

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Years Ended April 30,

	2002	2001	2000

Revenues:
Products	84.8%	91.6%	93.3%
Software subscriptions	6.6%	3.6%	2.9%

System products and software subscriptions	91.4%	95.2%	96.2%
Services	8.6%	4.8%	3.8%

Total revenues	100.0%	100.0%	100.0%

      We record reductions to revenue for estimated sales returns at the time of shipment. These estimates are based on historical sales returns, changes in customer demand, and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required.

      We also maintain a separate allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Advertising Costs — Advertising costs are charged to operations when incurred. Advertising expenses for fiscal 2002, 2001 and 2000 were approximately $2,543, $5,258 and $2,594, respectively.

      Software Development Costs — The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Software to be Sold, Leased, or otherwise Marketed.” Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented. In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the cost of internally-developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally-developed software costs include the cost of software tools and licenses used in the development of our systems, as well as consulting costs. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally three years.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

      Foreign Currency Translation and Foreign Exchange Contracts — For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of cumulative other comprehensive loss. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income.

      In fiscal 2002, we determined that the functional currency of one of our subsidiaries had changed from the Euro to the U.S. Dollar. Accordingly, all monetary assets and liabilities were translated at the current exchange rate in effect as of the balance sheet date, nonmonetary assets and liabilities were translated at historical rates, and total revenues and expenses were translated at average exchange rates in effect during the period. Transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations.

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

      Derivative Instruments — On May 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations, or cash flow.

      As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged, and the net amount is included in earnings. In fiscal 2002, net gains generated by hedged assets and liabilities totaled $1,684, which were offset by losses on the related derivative instruments of $3,485. In fiscal 2001, net losses generated by hedged assets and liabilities totaled $2,250, which were offset by gains on the related derivative instruments of $3,898. In fiscal 2000, net losses generated by hedged assets and liabilities totaled $2,745, which were offset by gains on the related derivative instruments of $1,102. We do not enter into derivative financial instruments for speculative or trading purposes. Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to forecasted transactions, firm commitments or equity investments.

      Use of Estimates — The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to establish accounting policies which contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Concentration of Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. Cash, cash equivalents, and short-term investments consist primarily of U.S. government agencies, corporate bonds, U.S. commercial paper, municipal securities, cash accounts held at various banks, and money market funds held at several financial institutions. We sell our products primarily to large organizations in different industries and geographies. Credit risk is mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

      Comprehensive Income — Comprehensive income for the years ending April 30, 2002, 2001, and 2000 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income.

      Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options.

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Years Ended April 30

	2002	2001	2000

Net Income (Numerator):
Net Income	$3,033	$74,886	$73,792

Shares (Denominator):
Weighted average common shares outstanding	331,798	320,692	299,554
Weighted average common shares outstanding subject to repurchase	(153)	(257)	(184)

Shares used in basic computation	331,645	320,435	299,370
Weighted average common shares outstanding subject to repurchase	153	257	184
Common shares issuable upon exercise of stock options	18,700	39,132	45,617

Shares used in diluted computation	350,498	359,824	345,171

Net Income per Share:
Basic	$0.01	$0.23	$0.25

Diluted	$0.01	$0.21	$0.21

      At April 30, 2002, 2001, and 2000, 30,991, 18,005, and 537 shares of common stock options with a weighted average exercise price of $40.17, $59.45, and $95.00 respectively, were excluded from the diluted net income per share computation, as their exercise prices were greater than the average market price of the common shares for the periods.

      Statements of Cash Flows — Supplemental cash flow and noncash investing and financing activities are as follows:

	Years Ended April 30

	2002	2001	2000

Supplemental Cash Flow Information:
Income taxes paid	$8,460	$6,688	$4,517
Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	(4,080)	14,093	1,805
Income tax benefit from employee stock transactions	4,952	65,062	56,248
Conversion of evaluation inventory to fixed assets	5,777	10,892	3,723
Common stock issued and options assumed for acquired businesses	—	101,237	—
Conversion of equity securities to short-term investments	—	6,000	—
Milestone shares issued	3,015	3,000	—

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

      Stock-Based Compensation — We record stock compensation in accordance with provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and all of its interpretations for employee awards, and in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards.

      Recently Issued Accounting Standards — In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective May 1, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill (including acquired existing workforce) with a net carrying value of approximately $49,779 at April 30, 2002 and the annual amortization of $15,177 that resulted from business combinations initiated prior to the adoption. We will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. We have not determined whether adoption of SFAS No. 142 will have an impact on our financial position, results of operations, and cash flow.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of.” Adoption of SFAS No. 144 is required for our fiscal year beginning May 1, 2002. We are currently evaluating the potential impact of adoption of SFAS No. 144 on our financial position and results of operations and have not yet determined the impact of adopting this statement.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

3.     Balance Sheet Components

Short-term investments

      The following is a summary of investments at April 30, 2002:

		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$7,999	$—	$—	$7,999
Corporate securities	1,000	—	417	583
Corporate bonds	73,971	179	57	74,093
U.S. government agencies	160,681	279	264	160,696
Money market funds	168,003	—	—	168,003

Total debt and equity securities	411,654	458	738	411,374
Less cash equivalents	168,003	—	—	168,003

Short-term investments	$243,651	$458	$738	$243,371

      The following is a summary of investments at April 30, 2001:

		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$27,581	$41	$—	$27,622
Municipal securities	186,650	—	—	186,650
Corporate securities	5,827	267	2,722	3,372
Corporate bonds	2,598	3	—	2,601
U.S. Commercial Paper	112,998	—	—	112,998

Total debt and equity securities	335,654	311	2,722	333,243
Less cash equivalents	241,149	—	—	241,149

Short-term investments	$94,505	$311	$2,722	$92,094

Inventories, net

	April 30,

	2002	2001

Purchased components	$11,870	$11,106
Work in process	1,431	560
Finished goods	10,548	10,838

	$23,849	$22,504

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

Property and Equipment

	April 30,

	2002	2001

Land and buildings	$262,876	$—
Leasehold improvements	12,304	18,943
Computers, related equipment, and purchased software	123,164	101,329
Furnitures	18,327	15,841
Construction in progress	4,978	7,909

	421,649	144,022
Accumulated depreciation and amortization	(76,454)	(40,784)

	$345,195	$103,238

4.     Commitments and Contingencies

      In fiscal 2002 we terminated our operating lease obligations for our Sunnyvale headquarters site by purchasing the land and buildings for $249.8 million. As a result of headcount reductions in fiscal 2002, we are not currently utilizing certain existing spaces at our California headquarters site. Additionally, we have also exited office spaces under non-cancellable leases in other locations both in the United States and Europe. If we are unable to successfully sublease our vacated and unoccupied office spaces under operating leases, our operating results may be adversely affected. See Note 12 Restructuring Charges.

      We lease other sales offices and research and development facilities throughout the United States and internationally. These sales offices are also leased under operating leases which expire through fiscal 2019. We are responsible for certain maintenance costs, taxes, and insurance under these leases. The aggregate annual minimum rent commitment under our operating leases is included in the minimum annual lease payments schedule below.

      Future minimum annual lease payments as of April 30, 2002, are as follows:

Years Ending April 30

2003	$9,194
2004	7,786
2005	7,624
2006	4,559
2007	2,817
Thereafter	122,444

Total lease payments	$154,424

      Rent expense was $18,150, $18,090, and $7,779 for the years ended April 30, 2002, 2001, and 2000, respectively. Rent expense under certain of our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as long-term obligations in the accompanying consolidated balance sheets.

      We have entered into agreements and established Network Appliance accounts with Deutsche Banc Alex.Brown whereby we have the option to guarantee any defaults of certain margin loans made to two corporate officers by the financial institution on their Network Appliance stock. We have also entered into an agreement and established a Network Appliance account with Goldman, Sachs and Co. whereby we have the option to guarantee any default of certain margin loan made to a third corporate officer by the financial

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

institution on his Network Appliance stock. The amount of the guarantee is limited to the excess, if any, of the amount of such loans over the fair market value of the Network Appliance stock securing the loans. As of April 30, 2002, there was no such amount.

      In May 2000, we entered into a split dollar insurance arrangement with our CEO. Under the arrangement, we will pay the annual premiums on several insurance policies on the life of the survivor of our CEO and his wife, and our CEO will reimburse us each year for a portion of those premiums equal to the economic value of the term insurance coverage provided him under the policies. For each of the 2001 and 2002 fiscal years, we paid an aggregate net annual premium on these split dollar polices in the amount of $2,050. Under the arrangement, we will be reimbursed for all premium payments made on those policies, and it its intended that we will be reimbursed not later than May 2005. Upon the death of both our CEO and his wife or any earlier cash-out of the policies, we will be entitled to a refund of all cumulative premiums paid on these policies by us, and the balance will be paid to our CEO or his designated beneficiaries. The arrangement is terminable by us upon thirty (30)-days prior notice, and such termination will trigger a refund of the net cumulative premiums paid by us on the policies.

      From time to time, we have committed to purchase various key components used in the manufacture of our products. Our loss accrual for such commitments to these key component vendors are based on our current forecasts of inventory usage. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

      We are subject to various legal proceedings and claims which may arise in the normal course of business. We do not believe that any current litigation or claims will have a material adverse effect on our business, operating results, or financial condition.

5.     Line of Credit

      In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in October 2002, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender’s “prime” lending rate, such rate determined at our discretion. There were no amounts outstanding under this line of credit at April 30, 2002 or 2001.

      We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $135,000, of which $44,397 was available at April 30, 2002.

6.     Stockholders’ Equity

      Stock Splits — On December 20, 1999 and March 22, 2000, we effected two-for-one stock splits of the outstanding shares of common stock. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock splits.

      Preferred Stock — Our Board of Directors has the authority to issue up to 5,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

      Stock Option Plans — We adopted the 1993 Stock Option/ Stock Issuance Plan (the “1993 Plan”) in April 1993. In September 1995, we adopted the 1995 Stock Incentive Plan (the “1995 Plan”). The 1995 Plan replaced the 1993 Plan, and provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1993 Plan, except that the 1995 Plan does not allow for the

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

exercise of options prior to vesting. Accordingly, all options and shares issued under the 1993 Plan were incorporated into the 1995 Plan upon the effectiveness of our initial public offering.

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

      In April 1997, the board of directors adopted the Special Nonofficer Stock Option Plan (the “Nonofficer Plan”) which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Nonofficer Plan allows only for the issuance of nonqualified options to nonofficer employees.

      In August 1999, the board of directors adopted the 1999 Stock Option Plan (the “1999 Plan”), which is comprised of two separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals during the service period at a fixed price per share and (ii) the Automatic Option Grant Program under which nonemployee board members will automatically receive special option grants at designated intervals over their period of board service.

      The 1999 Plan will supplement the existing 1995 Plan and Nonofficer Plan and those plans will continue to remain in full force and effect until all available shares have been issued under each such plan. However, the Automatic Option Grant Program previously in effect under the 1995 Plan terminated as of October 26, 1999, and all automatic option grants made to nonemployee board members on or after that date will be made under the 1999 Plan.

      Under the 1999 Plan, the board of directors may grant to employees, directors and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options will have a term of ten years after the date of grant, subject to earlier termination upon the occurrence of certain events. In fiscal 2002, the 1999 plan was amended to increase the share reserve by an additional 13,400 shares of common stock and effect certain changes to the Automatic Option Grant Program in effect for the nonemployee members of the board of directors.

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

      In fiscal 2001, we assumed various stock option plans in connection with our Orca and WebManage acquisitions. Pursuant to the provisions of the merger agreements, outstanding shares were exchanged under certain exchange ratios in effect at the time of merger. Options granted under these plans generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the board of directors, but not more than ten years after the date of grant.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

      A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options

	Shares		Weighted
	Available		Average
	for	Number	Exercise
	Grant	of Shares	Price

Balances, April 30, 1999 (26,348 options exercisable at a weighted average exercise price of $1.73)	22,320	69,972	$3.53
Shares reserved for plan	13,200	—	—
Options granted (weighted average fair value of $13.98)	(25,773)	25,773	28.60
Options exercised	—	(18,976)	2.55
Options canceled	3,127	(3,127)	7.19

Balances, April 30, 2000 (24,845 options exercisable at a weighted average exercise price of $2.87)	12,874	73,642	12.45
Shares reserved for plan	15,614	—	—
Options granted (weighted average fair value of $26.84)	(17,868)	17,868	45.03
Options exercised	—	(15,484)	4.41
Options canceled	3,462	(3,462)	25.92

Balances, April 30, 2001 (30,285 options exercisable at a weighted average exercise price of $9.01)	14,082	72,564	21.50
Shares reserved for plan	13,400	—	—
Options granted (weighted average fair value of $10.03)	(16,444)	16,444	16.15
Options exercised	—	(5,291)	3.88
Options canceled	4,198	(4,198)	37.04

Balances, April 30, 2002	15,236	79,519	$20.74

      Additional information regarding options outstanding as of April 30, 2002 is as follows:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average		Average
Range of	Outstanding at	Life	Exercise	Number	Exercise
Exercise Prices	April 30, 2002	(in years)	Price	Exercisable	Price

$ 0.01 - $ 2	.45 9,590	4.47	$1.67	9,442	$1.69
2.74 - 4.	51 11,338	5.89	3.97	10,200	3.91
4.80 - 11.2	5 10,700	7.08	9.11	6,989	8.81
11.55 - 15.	32 13,454	8.88	14.10	3,099	13.22
15.72 - 20.	16 13,250	8.39	18.93	5,124	18.60
20.52 - 31.	25 8,066	8.88	24.87	2,071	28.52
33.63 - 53.	94 8,336	8.06	51.00	3,555	50.33
56.94 - 124.9	9 4,785	8.16	88.78	2,184	88.71

$ 0.01 - $124.	99 79,519	7.47	$20.74	42,664	$16.06

      Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates. In fiscal 2002, the plan was amended to increase the share reserve by an additional 3,000 shares of common stock and extend the term of the ESPP to the last business day of May, 2011. Of the 11,200 shares authorized to be

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

issued under this plan, 4,171 shares were available for issuance at April 30, 2002, and 1,094, 448, and 1,473 shares were issued in fiscal 2002, 2001, and 2000, respectively, at a weighted average price of $14.60, $27.96, and $3.87, respectively.

      Pro Forma Information — As discussed in Note 2, we continue to account for our stock-based awards using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements with the exception of $7,202, $6,223, and $1,345 in fiscal 2002, 2001, and 2000, respectively, which consists of the amortization of deferred stock compensation related to the granting of nonqualified stock options at exercise prices below market, the recognition of stock compensation of unvested options assumed in the WebManage acquisition, and the issue of contingently issuable milestone shares.

      Our calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. Pro forma information under SFAS 123 is as follows:

	Years Ended April 30,

	2002	2001	2000

Net income (loss)	$(263,544)	$(151,713)	$18,622
Net income (loss) per share, basic	(0.79)	(0.47)	0.06
Net income (loss) per share, diluted	(0.79)	(0.47)	0.05

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock			Employee Stock
	Option Plans			Purchase Plan
	Years Ended April 30,			Years Ended April 30,

	2002	2001	2000	2002	2001	2000

Expected Life (in years)	3.33	3.21	3.20	0.50	0.50	0.50
Risk-free interest rate	5%	6%	6%	3%	6%	5%
Volatility	92%	80%	65%	92%	80%	65%
Expected dividend	—	—	—	—	—	—

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since initial public offering, trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of our options.

      Deferred Stock Compensation — We recorded $1,301, $14,127, and $1,845 of deferred compensation in fiscal 2002, 2001 and 2000, respectively, primarily related to the recognition of stock compensation of unvested options assumed in the WebManage acquisition, and the grant of stock options to certain highly compensated employees. We reversed $5,381, $34, and $40 of deferred compensation in fiscal 2002, 2001, and 2000, respectively due to employee terminations. The reversal in fiscal 2002 primarily related to the forfeiture of unvested options assumed in the WebManage acquisition as a result of employee terminations.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

      Under terms of the 1995 Stock Option Plan, highly compensated employees as defined by our management are eligible to contribute between $15 and $75 in annual salary for the rights to be granted nonqualified stock options. The discount from fair market value, which is equal to the amount of salary contributed, has been recorded as deferred compensation expense. The deferred compensation expense is amortized ratably over a one-year period.

      In fiscal 2001, under terms of the acquisition agreement with WebManage, we issued an additional 101 shares of common stock to former WebManage stockholders upon meeting certain performance criteria. The fair market value of the shares of $3,000 was measured on the date the performance criteria were met and was recognized as stock compensation.

      In fiscal 2002, under terms of the acquisition agreement with Orca, we released an additional 165 shares of common stock to former Orca stockholders upon meeting certain performance criteria. The fair market value of the shares of $3,015 was measured on the date the performance criteria were met and was recognized as stock compensation.

      In fiscal 2002, we issued an option grant of 100,000 shares of common stock under the 1999 Plan to a nonemployee board member with an exercise price of $15.72 per share, the fair market value per share on the grant date, in recognition for services performed outside of the normal capacity of a board member. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

7.     Income Taxes

      Income before income taxes is as follows:

	Years Ended April 30,

	2002	2001	2000

Domestic	$(30,482)	$105,262	$105,806
Foreign	33,015	27,747	8,600

Total	$2,533	$133,009	$114,406

      The provision for income taxes consists of the following:

	Years Ended April 30,

	2002	2001	2000

Current:
Federal	$(3,141)	$50,383	$41,475
State	(134)	20,075	7,973
Foreign	5,356	9,670	2,780

Total current	2,081	80,128	52,228

Deferred:
Federal	1,552	(7,556)	(8,631)
State	(4,133)	(14,449)	(2,983)

Total deferred	(2,581)	(22,005)	(11,614)

Provision/(benefit) for income taxes	$(500)	$58,123	$40,614

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended April 30,

	2002	2001	2000

Tax computed at federal statutory rate	$886	$46,553	$40,042
State income taxes, net of federal benefit	(2,774)	3,657	5,720
Federal and state credits	(3,543)	(1,976)	(2,623)
Tax exempt interest	(582)	(4,467)	(3,301)
In process research and development	—	9,341	—
Goodwill amortization	5,098	3,070	—
Deferred acquisition costs	1,056	—	—
Foreign earnings in lower tax jurisdiction	(1,469)	—	—
Other	828	1,945	776

Provision/(benefit) for income taxes	$(500)	$58,123	$40,614

      The income tax benefits associated with disposition from employee stock transactions of $4,952, $65,062, and $56,248, respectively, for fiscal 2002, 2001, and 2000, were recognized as additional paid in capital.

      The components of our deferred tax assets and liabilities are as follows:

	Years Ended April 30,

	2002	2001

Inventory reserves and capitalization	$12,020	$19,235
Reserves and accruals not currently deductible	12,024	8,099
Net operating loss and credit carryforwards	371,898	335,145
Deferred stock compensation	3,767	2,788
Deferred revenue	10,768	10,934
Capitalized research and development expenditures	16,622	12,522
Write-down of investments	5,203	—
Unrealized loss on investments	109	985
Other	323	895

Gross deferred tax assets	432,734	390,603
Valuation allowance	(367,613)	(330,860)

Deferred tax assets	65,121	59,743
Depreciation	(4,126)	(1,134)
State deferred taxes	(8,213)	(6,767)
Acquisition intangibles	(3,870)	(5,512)

Deferred tax liabilities	(16,209)	(13,413)

Net deferred tax assets	$48,912	$46,330

      Current net deferred tax assets are $32,529 and $36,287, as of fiscal 2002 and 2001, respectively. Non-current net deferred tax assets for fiscal 2002 and 2001 are $16,383 and $10,043, respectively, and are included in other assets within the accompanying consolidated balance sheets.

      As of fiscal 2002, the federal and state net operating loss carryforwards for income tax purposes were approximately $832,681 and $160,687, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2011, and the state net operating loss carryforwards will begin to expire in fiscal 2006. As of

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

fiscal 2002, we had federal and state credit carryforwards of approximately $34,406 and $31,602, respectively, available to offset future taxable income. These federal credit carryforwards will begin to expire in fiscal 2013 and the state credits will begin to expire in fiscal 2008.

      We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability due to expectation of future employee stock option exercises. Deferred tax assets of approximately $367,613 and $330,860 at the end of fiscal 2002 and 2001, respectively, pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If recognized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

8.     Segment, Geographic and Customer Information

      Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment: the design, manufacturing, marketing and technical support of high-performance networked storage solutions. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM evaluates resource allocation decisions and operational performance based upon revenue by geographic regions of the segment. Under paragraph 17 of SFAS No. 131, we have one reportable segment as all the geographic operating segments identified can be aggregated into one reportable segment. For the years ended April 30, 2002, 2001 and 2000, we recorded revenue from customers throughout the United States and Canada; Europe; Latin America, Australia and Asia Pacific.

      The following presents total revenues for the years ended April 30, 2002, 2001, and 2000 by geographic area and long-lived assets as of April 30, 2002 and 2001 by geographic area.

	Years Ended April 30,

	2002	2001	2000

Total Revenues:
United States	$463,162	$623,704	$401,377
International	335,207	382,482	177,923

Total revenues	$798,369	$1,006,186	$579,300

Long-lived Assets:
United States	$415,372	$198,468
International	14,306	8,520

Total Long-lived Assets	$429,678	$206,988

      Total revenues above are attributed to regions based on the customers’ shipment locations.

      International sales include export sales primarily to the United Kingdom, Germany, Japan, France, Israel, the Netherlands, Switzerland, Sweden, Canada and Australia. No single foreign country accounted for 10% or more of total revenues in fiscal 2002, 2001, and 2000.

      No customer accounted for 10% or more of total revenues in fiscal 2002, 2001, or 2000.

9.     Fair Value of Financial Instruments

      The following summary disclosures are made in accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, which requires the disclosure of fair value information about both on-and off-balance sheet financial instruments where it is practicable to estimate the

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Amounts at April 30 consist of:

	Years Ended April 30,

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$210,756	$210,756	$271,931	$271,931
Short-term investments	243,371	243,371	92,094	92,094
Other investments in equity securities	1,724	1,724	10,084	10,084
Restricted cash	—	—	193,747	193,747

      We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange contracts to hedge trade and intercompany receivables and payables against future movement in foreign exchange rates. All hedge contracts are marked to market through earnings every period.

      The forward foreign exchange contracts require us to exchange foreign currencies for U.S. dollars or vice versa and generally mature in one month or less. As of April 30, 2002, we had $90,459 of outstanding foreign exchange contracts in Australian Dollars, British Pounds, Swiss Francs and European Currency Units, that had remaining maturities of one month or less. As of April 30, 2001, we had $81,944 of outstanding foreign exchange contracts in British Pounds, Swiss Francs and European Currency Units, that had remaining maturities of one month or less. These foreign exchange contracts are adjusted to the fair value at the end of every month and are included in other income (expense), net. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At April 30, 2002 and 2001, the estimated fair values of forward foreign exchange contracts were $90,603 and $82,385, respectively. Unrealized gains or losses on foreign exchange contracts were not significant at April 30, 2002. The fair value of foreign exchange contracts is based on prevailing financial market information. Other than foreign exchange contracts, we have not entered into any other material financial derivative instruments.

      Approximately $193,747 of our investment portfolio at April 30, 2001 was invested in a certificate of deposit and was restricted to collateralize our operating leases and classified as non-current restricted cash. In fiscal 2002, the restricted investments were converted to property and equipment on the balance sheet as we discontinued our operating leases by purchasing the land and buildings at our Sunnyvale, California headquarters site.

      The fair values of cash and cash equivalents, short-term investments and restricted cash reported in the consolidated balance sheets approximate their carrying value. The fair value of short-term investments and foreign exchange contracts is based on quoted market prices. Other investments in equity securities comprise investments in companies in the volatile high-technology market.

10.     Employee Benefit Plan

      We have established a 401(k) tax-deferred savings plan (“Savings Plan”). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $1,235, $1,109, and $611 for fiscal 2002, 2001, and 2000, respectively.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

11.     Acquisitions

      In June 2000, we completed the acquisition of Orca, a Waltham, Massachusetts-based developer of high performance Virtual Interface (VI) Architecture software for enterprise-class UNIX and Windows systems. The acquisition fits with our strategy of developing highly available and reliable intelligent storage solutions that improve the performance of today’s Internet and enterprise applications and strengthen our ability to develop next generation storage networking architectures and protocols. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired Orca for $50,037 in common stock, assumed options and cash, with an obligation to provide 264 shares of common stock, which will result in additional stock compensation charges if certain performance criteria are achieved. Certain performance criteria were met and as such, 165 shares of common stock were issued and recorded during fiscal 2002. The fair market value of such shares of $3,015 was measured on the date the performance criteria were met and was recognized as stock compensation. The remaining 99 shares of contingently issuable common stock will be issued if certain performance criteria are achieved. We also paid certain transaction costs and assumed certain operating assets and liabilities.

      The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26,688 was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Excluding the charge that may result from 264 contingently issuable common shares, research and development costs to bring the products from Orca to technological feasibility are not expected to have a material impact on our future results of operations or financial condition. Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through April 30, 2002. The Orca acquisition has been successfully utilized for the design and development of the DAFS protocol. By eliminating much of the traditional operating system overhead, DAFS allows for improved I/ O performance while using fewer CPU cycles. The protocol leverages next generation networking technologies that provide remote memory transfer capabilities, including RDMA implemented in VI and Infiniband. The DAFS protocol has good industry support and is now under consideration as an industry standard. We introduced DAFS capable product in April 2002.

      In November 2000, we completed the acquisition of WebManage, a Chelmsford, Massachusetts-based software developer of content management, distribution, and analysis solutions. WebManage develops software that intelligently distributes content between various points on the Internet and enables organizations to plan, manage and deliver Internet/intranet services. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired WebManage for $59,371 in common stock, assumed options, and cash. We also had an obligation to provide shares of common stock to be valued at $3,000 if certain performance criteria were achieved. The performance criteria were met in March 2001 and as such, the contingent consideration has been recorded as stock compensation in the fourth quarter of 2001. We also paid certain transaction costs and assumed certain operating assets and liabilities.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

      The total purchase prices and final allocation among the fair value of tangible and intangible assets and liabilities acquired (including purchased in-process technology) are summarized as follows (in thousands):

      Total Purchase Price:

	Orca	WebManage

Total cash consideration	$2,000	$4,970
Value of shares issued	23,526	41,909
Value of options assumed	24,053	24,053
Deferred stock compensation	—	(12,304)
Transaction costs	458	743

	$50,037	$59,371

Purchase Price Allocation:
Tangible assets	$353	$868	Amortization Period
Intangible assets:			(Years)

Existing Technology	—	17,179	3
Existing Workforce	423	1,380	3
Goodwill	24,101	48,085	5
In-process R&D	26,688	—	Expensed
Tangible liabilities	(1,359)	(1,276)
Deferred income taxes	(169)	(6,865)

	$50,037	$59,371

      In accordance with FASB interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the WebManage acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated $12,304, is recorded as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet and will be amortized over the vesting term of the related options.

      The operating results of Orca and WebManage have been included in the condensed consolidated statements of operations since their acquisition dates. The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on April 30, 1999 by consolidating the results of operations of the acquired entities with our results for the years ended April 30, 2001 and April 30, 2000.

	Years Ended April 30,

	2001	2000

	(In thousands)
Revenues	$1,006,738	$581,206
Net Income	$88,197	$51,092
Net Income per share:
Basic	$0.28	$0.17

Diluted	$0.24	$0.15

Shares used in per share calculation:
Basic	320,712	300,288

Diluted	360,160	346,433

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

      The pro-forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill, contingently issuable shares, common stock, and assumed options in connection with the acquisitions. The $26,688 charge for purchased in-process research and development has been excluded from the pro-forma results, as it is a material nonrecurring charge.

12.     Restructuring Charges

  Fiscal 2002 Second Quarter Restructuring Plan:

      In August 2001, we implemented a restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our then current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs.

      During the fourth quarter of fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509.

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2002:

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	$193	$—	$307	$500

  Fiscal 2002 Fourth Quarter Restructuring Plan:

      In April 2002, we announced and substantially completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters, which included a headcount reduction of 34 employees. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-off.

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2002:

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 30, 2002	$184	$—	$4,532	$4,716

      Of the reserve balance at April 30, 2002, $1,061 was included in other accrued liabilities and the remaining $3,655 was classified as long-term obligations.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar and share amounts in thousands, except per-share data)

13.     Selected Quarterly Financial Data (Unaudited)

	Year Ended April 30, 2002

	Q1	Q2	Q3	Q4

Total revenues	$200,426	$194,715	$198,349	$204,879
Gross margin	112,349	113,731	123,337	131,106
Net income (loss)	(513)	(11,211)	6,984	7,773
Net income (loss) per share, basic	(0.00)	(0.03)	0.02	0.02
Net income (loss) per share, diluted	(0.00)	(0.03)	0.02	0.02

	Year Ended April 30, 2001

	Q1	Q2	Q3	Q4

Total revenues	$231,159	$260,777	$288,409	$225,841
Gross margin	141,702	161,463	174,646	126,668
Net income	4,976	35,360	34,071	479
Net income per share, basic	0.02	0.11	0.11	0.00
Net income per share, diluted	0.01	0.10	0.09	0.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of The Registrant

      The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Definitive Proxy Statement which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Item 11. Executive Compensation

      Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading “Executive Compensation and Related Information” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

Independent Auditors’ Report

Consolidated Balance Sheets — April 30, 2002 and 2001

Consolidated Statements of Income for the years ended April 30, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended April 30, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended April 30, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule.

      The following financial statement schedule of the Company is filed in Part IV, Item 14(d) of this Annual Report on Form 10-K:

      Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

Exhibit
No.	Description

2.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
3.1(7)	Certificate of Incorporation of the Company.
3.2(7)	Bylaws of the Company.
4.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10.1(1)	The Company’s Employee Stock Purchase Plan.
10.2(2)	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10.4(8)	The Company’s 1999 Stock Incentive Plan.
10.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10.7(5)	Closing Certificate (Phase IV) and Agreement, dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.8(5)	Construction Management Agreement (Phase IV), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.9(5)	Purchase Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.10(5)	Pledge Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.11(5)	Lease Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.12(5)	Purchase Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.13(5)	Pledge Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.14(5)	Lease Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.15†(6)	Patent Cross License Agreement dated December 11, 2000 by and between Intel Corporation and the Company.
10.16(1)	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.17	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
21.1	Subsidiaries of the Company.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney (see signature page).

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Registration Statement on Form S-8 dated November 26, 2001.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K.

      We filed a current report on Form 8-K, dated November 1, 2001, describing, pursuant to Item 5, the completion of our reincorporation into the State of Delaware.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2002.

NETWORK APPLIANCE, INC.

By:	/s/ DANIEL J. WARMENHOVEN

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ DANIEL J. WARMENHOVEN (Daniel J. Warmenhoven)	Chief Executive Officer, Director (Principal Executive Officer)	June 28, 2002

/s/ DONALD T. VALENTINE (Donald T. Valentine)	Chairman of the Board, Director	June 28, 2002

/s/ JEFFRY R. ALLEN (Jeffry R. Allen)	Executive Vice President, Finance and Operations, Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2002

/s/ SANJIV AHUJA (Sanjiv Ahuja)	Director	June 28, 2002

/s/ CAROL A. BARTZ (Carol A. Bartz)	Director	June 28, 2002

/s/ NICHOLAS G. MOORE (Nicholas G. Moore)	Director	June 28, 2002

/s/ MICHAEL R. HALLMAN (Michael R. Hallman)	Director	June 28, 2002

Signatures	Title	Date

/s/ ROBERT T. WALL (Robert T. Wall)	Director	June 28, 2002

/s/ DR. SACHIO SEMMOTO (Dr. Sachio Semmoto)	Director	June 28, 2002

SCHEDULE II

NETWORK APPLIANCE, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2002, 2001 AND 2000
(In thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End of
Description	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts:
2002	$4,030	$7,549	$3,163	$8,416
2001	3,039	2,443	1,452	4,030
2000	1,886	1,275	122	3,039

EXHIBIT INDEX

Exhibit
No.	Description

2.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
3.1(7)	Certificate of Incorporation of the Company.
3.2(7)	Bylaws of the Company.
4.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10.1(1)	The Company’s Employee Stock Purchase Plan.
10.2(2)	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10.4(8)	The Company’s 1999 Stock Incentive Plan.
10.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10.7(5)	Closing Certificate (Phase IV) and Agreement, dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.8(5)	Construction Management Agreement (Phase IV), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.9(5)	Purchase Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.10(5)	Pledge Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.11(5)	Lease Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.12(5)	Purchase Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.13(5)	Pledge Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.14(5)	Lease Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.15†(6)	Patent Cross License Agreement dated December 11, 2000 by and between Intel Corporation and the Company.
10.16(1)	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.17	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
21.1	Subsidiaries of the Company.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney (see signature page).

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Registration Statement on Form S-8 dated November 26, 2001.

† Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.