Form 10-Q
period 2002-07-26
NETWORK APPLIANCE INC
filed 2002-08-29
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2002

or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Number of shares outstanding of the registrant’s common stock, $.001 par value, as of the latest practicable date.

Outstanding at
Class	July 26, 2002

Common Stock	336,507,299

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	July 26,	April 30,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$251,737	$210,756
Short-term investments	227,104	243,371
Accounts receivable, net of allowances of $6,596 at July 26, 2002 and $8,416 at April 30, 2002	140,386	146,511
Inventories	28,280	23,849
Prepaid expenses and other	24,977	22,112
Deferred income taxes	32,122	32,529

Total current assets	704,606	679,128
Property and Equipment, net	349,205	345,195
Goodwill	49,422	49,422
Intangible Assets, net	7,046	8,828
Other Assets	29,450	26,233

	$1,139,729	$1,108,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,784	$40,243
Income taxes payable	21,840	17,073
Accrued compensation and related benefits	25,277	36,912
Other accrued liabilities	45,611	45,193
Deferred revenue	80,485	76,139

Total current liabilities	213,997	215,560
Long-Term Deferred Revenue	34,879	31,036
Long-Term Obligations	3,617	3,734

Total liabilities	252,493	250,330

Stockholders’ Equity:
Common stock	337	335
Additional paid-in capital	667,149	656,619
Deferred stock compensation	(3,017)	(3,777)
Retained earnings	223,830	207,665
Cumulative other comprehensive loss	(1,063)	(2,366)

Total stockholders’ equity	887,236	858,476

	$1,139,729	$1,108,806

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts — unaudited)

	Three Months Ended

	July 26,	July 27,
	2002	2001

Revenues
Product revenue	$186,740	$185,460
Service revenue	20,088	14,966

Total revenues	206,828	200,426

Cost of Revenues
Cost of product revenue	62,269	75,383
Cost of service revenue	15,458	12,694

Total cost of revenues	77,727	88,077

Gross margin	129,101	112,349

Operating Expenses:
Sales and marketing	71,902	71,642
Research and development	27,868	29,083
General and administrative	7,438	10,262
Amortization of goodwill and intangible assets	1,386	5,226
Stock compensation(1)	983	2,699

Total operating expenses	109,577	118,912

Income (Loss) from Operations	19,524	(6,563)
Other Income (Expense), net:
Interest income	3,151	5,482
Other income (expense), net	(1,000)	12
Impairment loss on investment	(726)	—
Gain on sale of intangible asset	604	—

Total other income, net	2,029	5,494

Income (Loss) Before Income Taxes	21,553	(1,069)
Provision (Benefit) for Income Taxes	5,388	(556)

Net Income (Loss)	$16,165	$(513)

Net Income per Share:
Basic	$0.05	$(0.00)

Diluted	$0.05	$(0.00)

Shares Used in per Share Calculations:
Basic	335,783	329,336

Diluted	350,122	329,336

(1) Stock compensation includes:

Sales and marketing	$572	$313
Research and development	324	2,243
General and administrative	87	143

	$983	$2,699

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Three Months Ended

	July 26,	July 27,
	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$16,165	$(513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,599	10,614
Amortization of goodwill	—	3,794
Amortization of intangible assets	1,386	1,432
Stock compensation	983	2,699
Impairment loss on investments	726	—
Gain on sale of intangible asset	(604)	—
Provision for doubtful accounts	(1,455)	1,639
Deferred income taxes	(565)	3,927
Deferred rent	(1)	(12)
Changes in assets and liabilities:
Accounts receivable	7,637	30,117
Inventories	(6,412)	(2,810)
Prepaid expenses and other assets	(4,733)	(4,567)
Accounts payable	541	(16,684)
Income taxes payable	4,767	(5,794)
Accrued compensation and related benefits	(11,635)	(24,306)
Other accrued liabilities	303	6,484
Deferred revenue	8,189	(142)

Net cash provided by operating activities	26,891	5,878

Cash Flows from Investing Activities:
Purchases of short-term investments	(70,214)	(76,486)
Redemptions of short-term investments	88,744	38,018
Purchases of property and equipment	(14,425)	(6,822)
Purchase of equity securities	(325)	(150)

Net cash provided by (used in) investing activities	3,780	(45,440)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	10,310	13,154
Increase in restricted cash	—	(6,236)

Net cash provided by financing activities	10,310	6,918

Net Change in Cash and Cash Equivalents	40,981	(32,644)
Cash and Cash Equivalents:
Beginning of period	210,756	271,931

End of period	$251,737	$239,287

Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	$(124)	$(11)
Conversion of evaluation inventory to fixed assets	2,268	1,321
Milestone shares issued	—	1,434
Supplemental cash flow information:
Income taxes paid	1,697	62

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data — unaudited)

1.     The Company

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance is a world leader in open network storage solutions for the data-intensive enterprise. NetApp® network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. Network ApplianceTM solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide. Since its inception in 1992, Network Appliance has pioneered technology, product, and partner firsts that continue to drive the evolution of storage.

2.     Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2002. The results of operations for the three-months ended July 26, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

      Certain prior-period amounts have been reclassified to conform to the current presentation.

3.     Use of Estimates

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

4.     Summary of Significant Accounting Policies

Revenue Recognition and Allowances

      We apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9), and related interpretations to all revenue transactions. We recognize revenue when:

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

(Dollar and share amounts in thousands, except per-share data — unaudited)

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

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended

	July 26,	July 27,
	2002	2001

Revenues:
Products	83.1%	86.7%
Software subscriptions	7.2%	5.8%

System products and software subscriptions	90.3%	92.5%
Services	9.7%	7.5%

Total revenues	100.0%	100.0%

      We record reductions to revenue for estimated sales returns at the time of shipment. These estimates are based on historical sales returns, changes in customer demand, and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required.

Allowance for Doubtful Accounts

      We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Write-down

      We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Although we strive for accuracy in our forecasts of

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margin in the period when the written-down inventory is sold.

      We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. We also provide for the estimated cost of known product failures based on known quality issues when they arise. Should actual cost of product failure differ from our estimates, revisions to the estimated liability would be required.

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. These restructuring accruals were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See footnote 12 — Restructuring Charges for further discussion.

Loss Contingencies

      We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Impairment Losses on Investments

      Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $0.7 million related to an impairment of our investment in a publicly traded company.

Accounting for Income Taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S.

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

5.     Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	July 26,	April 30,
	2002	2002

Purchased components	$16,732	$11,870
Work in process	220	1,431
Finished goods	11,328	10,548

	$28,280	$23,849

6.     Balance Sheet Components

Property and Equipment

	July 26,	April 30,
	2002	2002

Land	$158,636	$158,636
Buildings and building improvements	84,822	84,621
Leasehold improvements	12,768	12,304
Computers, related equipment and purchased software	131,384	123,164
Furnitures	18,598	18,327
Construction in progress	31,052	24,597

	437,260	421,649
Accumulated depreciation and amortization	(88,055)	(76,454)

	$349,205	$345,195

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

7.     Intangible Assets

      Balances are summarized as follows:

	July 26, 2002			April 30, 2002

		Accumulated	Net		Accumulated	Net
	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Intangible assets:
Existing technology	$16,365	$(9,319)	$7,046	$17,179	$(8,351)	$8,828

      Existing technology is amortized over three years and total amortization expense for existing technology was $1,386 and $1,432 for the three months ended July 26, 2002, and July 27, 2002, respectively.

8.     Stock Compensation

      We record stock compensation in accordance with provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for employee awards and Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. During the first quarter of fiscal 2002, under terms of the acquisition agreement with Orca Systems, Inc. (“Orca”), we released an additional 66 shares of common stock to former Orca shareholders upon meeting certain performance criteria. The fair market value of the shares of $1,434 was measured on the date the performance criteria were met and was recognized as stock compensation. In the first quarter of fiscal 2003, no stock compensation was recorded relating to Orca achieving their performance milestones.

      During the first quarter of fiscal 2003, we recorded $346 in compensation expense for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. The 100,000 common shares under the 1999 Plan were granted at an exercise price of $15.72 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

9.     Derivative Instruments

      As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged, and the net amount is included in earnings. For the first quarter of fiscal 2003, net gains generated by hedged assets and liabilities totaled $3,988, which were offset by losses on the related derivative instruments of $4,928. For the first quarter of fiscal 2002, net losses generated by hedged assets and liabilities totaled $246, which were offset by gains on the related derivative instruments of $265. We do not enter into derivative financial instruments for speculative or trading purposes.

      Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to forecasted transactions, firm commitments or equity investments.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

10.     Earnings Per Share

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

      During all periods presented, we had options outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. Options were antidilutive in the three months ended July 27, 2001 due to the net loss reported in that period and in the three months ended July 26, 2002 as the options’ exercise prices were above the average market prices in that period. For the three months ended July 26, 2002 and July 27, 2001, 44,237 and 73,945 shares of common stock options with a weighted average exercise price of $32.55 and $21.48, respectively, were excluded from the diluted net income per share computation.

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended

	July 26,	July 27,
	2002	2001

Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$16,165	$(513)

Shares (Denominator):
Weighted average common shares outstanding	335,911	329,550
Weighted average common shares outstanding subject to repurchase	(128)	(214)

Shares used in basic computation	335,783	329,336
Weighted average common shares outstanding subject to repurchase	128	—
Common shares issuable upon exercise of stock options	14,211	—

Shares used in diluted computation	350,122	329,336

Net Income (Loss) Per Share:
Basic	$0.05	$(0.00)

Diluted	$0.05	$(0.00)

11.     Comprehensive Income (Loss)

      The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended

	July 26,	July 27,
	2002	2001

Net income (loss)	$16,165	$(513)
Foreign currency translation adjustment	344	(263)
Net gain (loss) on investments	959	(716)

Comprehensive income (loss)	$17,468	$(1,492)

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

      The components of accumulated other comprehensive income (loss) were as follows:

	Three Months Ended

	July 26,	April 30,
	2002	2002

Cumulative translation adjustments	$(1,858)	$(2,202)
Unrealized gain (loss) on investments	795	(164)

Total accumulated other comprehensive loss	$(1,063)	$(2,366)

12.     Restructuring Charges

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities.

      As a result of the restructuring in August 2001, we incurred a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance of $508 at July 26, 2002 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at July 26, 2002:

	Severance-	Fixed Assets
	related Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,497)	—	(803)	(5,300)
Non-cash portion	—	(528)	(40)	(568)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at July 26, 2002	$204	$—	$304	$508

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at July 26, 2002, $814 was included in other accrued liabilities and the remaining $3,540 was classified as long-term obligations.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at July 26, 2002:

	Severance-	Fixed Assets
	related Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(706)	—	(317)	(1,023)
Non-cash portion	—	(473)	—	(473)

Reserve balance at July 26, 2002	$107	$—	$4,247	$4,354

13.     Short-Term Investments

      All our investments are classified as available for sale at July 26, 2002 and April 30, 2002. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive loss, a separate component of stockholders’ equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

      Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $726 related to the impairment of our investment in a publicly traded company.

14.     New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. We adopted SFAS No. 142 effective May 1, 2002. Upon adoption of SFAS No. 142, we discontinued the amortization of our recorded goodwill of $49,422 as of that date, identified our reporting units based on our current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. We concluded that our reporting units are the same as our operating segments. Under SFAS No. 142, goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. As of May 1, 2002, this evaluation indicated that the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, we will perform our impairment tests annually (or more frequently if indicators of impairment arise). There can be no assurance that future impairment tests will not result in a charge to earnings.

      In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our purchased intangible assets and determined that they continued to be appropriate except for acquired workforce net of deferred tax liabilities of $502, which was reclassified into goodwill.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

      A reconciliation of our previously reported net income (loss) and net income (loss) per share to amounts for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended

	July 26,	July 27,
	2002	2001

Net income (loss), as reported	$16,165	$(513)
Add: Goodwill amortization, including acquired workforce	—	3,794

Adjusted net income (loss)	$16,165	$3,281

Basic net income (loss) per share, as reported	$0.05	$(0.00)
Goodwill amortization, including acquired workforce	—	0.01

Adjusted basic net income per share	$0.05	$0.01

Diluted net income (loss) per share, as reported	$0.05	$(0.00)
Goodwill amortization, including acquired workforce	—	0.01

Adjusted diluted net income per share	$0.05	$0.01

      On May 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption did not have a significant effect on our financial position and results of operations.

      In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

15.     Commitments and Contingencies

      In the past, we entered into agreements and established Network Appliance accounts with Deutsche Banc Alex.Brown whereby we had the option to guarantee any defaults of certain margin loans made to two corporate officers by the financial institution on their Network Appliance stock. In the past, we also entered into an agreement and established a Network Appliance account with Goldman, Sachs and Co. whereby we had the option to guarantee any default of certain margin loan made to a third corporate officer by the financial institution on his Network Appliance stock. The amount of the guarantee was limited to the excess, if any, of the amount of such loans over the fair market value of the Network Appliance stock securing the loans. As of July 26, 2002, there was no such amount. As of August 26, 2002, these accounts with Deutsche Banc Alex.Brown and Goldman, Sachs and Co. were closed.

      In May 2000, we entered into a split dollar insurance arrangement with our CEO. Under the arrangement, we will pay the annual premiums on several insurance policies on the life of the survivor of our CEO and his wife, and our CEO will reimburse us each year for a portion of those premiums equal to the economic value of the term insurance coverage provided him under the policies. For each of the 2001 and 2002 fiscal years, we paid an aggregate net annual premium on these split dollar polices in the amount of

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

$2,050. During the first quarter of fiscal 2003, we paid the aggregate net annual premium on these split dollar policies in the amount of $2,050 for fiscal 2003. Under the arrangement, we will be reimbursed for all premium payments made on those policies, and it is intended that we will be reimbursed not later than May 2005. Upon the death of both our CEO and his wife or any earlier cash-out of the policies, we will be entitled to a refund of all cumulative premiums paid on these policies by us, and the balance will be paid to our CEO or his designated beneficiaries. The arrangement is terminable by us upon thirty (30)-days prior notice, and such termination will trigger a refund of the net cumulative premiums paid by us on the policies.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      All statements included or incorporated by reference in this Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenues and profits; research and development expenses; sales and marketing expenses; general and administrative expenses; interest income and other, net; provision for income taxes; realization of deferred tax assets; liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements; purchase commitments; and the effect of recent accounting pronouncements on our financial condition and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended April 30, 2002. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance is a world leader in open network storage solutions for the data-intensive enterprise. NetApp network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. We believe our products have set the standard for simplicity and ease of operation, with what we believe to be one of the lowest total costs of ownership and highest returns on investment in the industry. Network Appliance solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide. Since its inception in 1992, Network Appliance has pioneered technology, product, and partner firsts that continue to drive the evolution of storage.

Code of Business Conduct and Ethics

      We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business practices addresses conflicts of interest; confidentiality; compliance with laws, rules and regulations (including insider trading laws); and related matters.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended April 26, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, long-lived assets, restructuring accruals, income taxes, and loss contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

      We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	inventory write-down;

•	restructuring accruals;

•	loss contingencies;

•	impairment losses on investments; and

•	accounting for income taxes.

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

Allowance for Doubtful Accounts

      We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Write-down

      We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margin in the period when the written-down inventory is sold.

      We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. We also provide for the estimated cost of known product failures based on known quality issues when they arise. Should actual cost of product failure differ from our estimates, revisions to the estimated liability would be required.

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. These restructuring accruals were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See footnote 12 — Restructuring Charges for further discussion.

Loss Contingencies

      We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Impairment Losses on Investments

      Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $0.7 million related to impairments of our investments in a publicly traded company.

Accounting for Income Taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S.

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

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. We adopted SFAS No. 142 effective May 1, 2002. Upon adoption of SFAS No. 142, we discontinued the amortization of our recorded goodwill of $49.4 million as of that date, identified our reporting units based on our current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. We concluded that our reporting units are the same as our operating segments. Under SFAS No. 142, goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. As of May 1, 2002, this evaluation indicated that the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, we will perform our impairment tests annually (or more frequently if indicators of impairment arise). There can be no assurance that future impairment tests will not result in a charge to earnings.

      In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our purchased intangible assets and determined that they continued to be appropriate except for acquired workforce net of deferred tax liabilities of $0.5 million, which was reclassified into goodwill.

      The amounts allocated to existing technology are being amortized over an estimated useful life of three years. Estimated future amortization expense is $4.1 million for the remaining nine months of fiscal 2003. For fiscal 2004, estimated future amortization expense is $3.0 million.

      A reconciliation of our previously reported net income (loss) and net income (loss) per share to amounts for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended

	July 26,	July 27,
	2002	2001

	(In thousands)
Net income (loss), as reported	$16,165	$(513)
Add: Goodwill amortization, including acquired workforce	—	3,794

Adjusted net income (loss)	$16,165	$3,281

Basic net income (loss) per share, as reported	$0.05	$(0.00)
Goodwill amortization, including acquired workforce	—	0.01

Adjusted basic net income per share	$0.05	$0.01

Diluted net income (loss) per share, as reported	$0.05	$(0.00)
Goodwill amortization, including acquired workforce	—	0.01

Adjusted diluted net income per share	$0.05	$0.01

      On May 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption did not have a significant effect on our financial position and results of operations.

      In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended

	July 26,	July 27,
	2002	2001

Revenues:	100.0%	100.0%
Product Revenue	90.3	92.5
Service Revenue	9.7	7.5
Cost of Revenues:
Cost of Product Revenue	30.1	37.6
Cost of Service Revenue	7.5	6.3

Gross Profit	62.4	56.1

Operating Expenses:
Sales and Marketing	34.7	35.8
Research and Development	13.5	14.5
General and Administrative	3.6	5.1
Amortization of Intangible Assets	0.7	2.6
Stock Compensation	0.5	1.4

Total Operating Expenses	53.0	59.4

Income (Loss) From Operations	9.4	(3.3)
Other Income, Net	1.0	2.8

Income (Loss) Before Income Taxes	10.4	(0.5)
Provision (Benefit) for Income Taxes	2.6	(0.2)

Net Income (Loss)	7.8%	(0.3)%

      Product Revenues — Product revenues increased by 0.7% to $186.7 million for the first quarter of fiscal 2003, from $185.5 million for the first quarter of fiscal 2002. The increase in product revenues was primarily in North America and Europe. This increase in product revenues for the first quarter of fiscal 2003 was specifically attributable to increased software licenses while offset by a decrease in units shipped, as compared to the first quarter of fiscal 2002.

      Product revenues were favorably impacted by the following factors:

•	increased sales from industry verticals including, energy, telecommunications, financial services, manufacturing, life sciences, and the government;

•	a higher average selling price of our new products: our F800 series, F87 filer products, as well as R100 nearline storage appliances and software features;

•	competitive pricing advantage as a result of lower total cost of ownership in four aspects: lower acquisition cost, reduced administrative overhead, minimized service cost, and reduced downtime of critical business applications;

•	data management software offering a unique set of features to ensure mission-critical availability, while reducing the complexity of enterprise storage management;

•	higher sales of software subscription upgrades, representing 7.2% and 5.8% of total revenues for the first quarter of fiscal 2003 and 2002, respectively;

•	increased revenue from NearStoreTM appliances for business continuance and online recovery;

•	introduction of the new NetCache® C2100 mid-range content delivery platform and solutions for enterprise and service provider customers; and

•	increased sales through indirect channels, including sales through our OEM partners, representing 42.1% and 41.7% of total net revenues for the first quarter of fiscal 2003 and 2002, respectively.

      Product revenues were negatively impacted by the following factors:

•	continued weakness in demand for our products resulting from unfavorable economic conditions and capital spending environment;

•	continued weakness in technology spending from Internet- and technology-related customers;

•	declining average selling price of the F700 filers and older caching products; and

•	declining unit sales of our older products.

      Service Revenues — Service revenues increased by 34.2% to $20.1 million in the first quarter of fiscal 2003, from $15.0 million in the first quarter of fiscal 2002. Service revenues are generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. The increase in service revenues (representing 9.7 % and 7.5% of total revenues for the first quarter of fiscal 2003 and 2002, respectively) was primarily related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers.

      International total revenues (including United States exports) decreased by 0.8% for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. International total revenues were $77.5 million, or 37.5% of total revenues for the first quarter of fiscal 2003. The decline in international sales was primarily a result of a slower demand in the Asia Pacific markets offset by our increased sales and marketing efforts internationally.

      Product Gross Margin — Product Gross margin increased to 66.7% for the first quarter of fiscal 2003, from 59.4% for the first quarter of fiscal 2002.

      Product gross margin was favorably impacted by:

•	lower costs of key components and subsystems;

•	favorable product and software mix;

•	a faster-than-expected shift to our new high-density storage subsystem due to a favorable average selling price on the enclosures, electronics and power systems sold with the disk systems, and efficient hardware packaging;

•	higher average selling prices for our new products; and

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base.

      Product gross margin was negatively impacted by:

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower average selling price of certain add-on software options;

•	higher disk content with an expanded storage capacity for the higher-end filers including the F840 and F880 filers; and

•	a vacation benefit in the first quarter of fiscal 2002 due to a partial holiday shutdown.

      Service Gross Margin — Service gross margin increased to 23.0% for the first quarter of fiscal 2003 as compared to 15.2% in the first quarter of fiscal 2002. Investments in customer service increased by 21.8% to $15.5 million in the first quarter of fiscal 2003, from $12.7 million in the first quarter of fiscal 2002. The improvement in service gross margin in the first quarter of fiscal 2003 was primarily due to operational and cost efficiencies in the global customer service organizations. The lower service gross margin in the first quarter of fiscal 2002 was due to the ramping up of our service infrastructure in anticipation of service revenue growth.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 0.4% to $71.9 million for the first quarter of fiscal 2003, from $71.6 million for the first quarter of fiscal 2002. These expenses were 34.7% and 35.8% of total revenues for the first quarter of fiscal 2003 and fiscal 2002, respectively. The slight increase in absolute dollars was attributed to the continued worldwide investment in our sales and customer service organizations, offset by the various cost control and reduction measures, restructuring impact, and a favorable impact from a change in health insurance estimates. Sales and marketing headcount decreased to 1,265 at July 26, 2002 from 1,316 at July 27, 2001 primarily due to the restructuring impact. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, and fees paid to outside consultants. Research and development expenses decreased 4.2% to $27.9 million for the first quarter of fiscal 2003 from $29.1 million for the first quarter of fiscal 2002. These expenses represented 13.5% and 14.5% of total revenues for the first quarter of fiscal 2003 and 2002, respectively. Research and development expenses decreased in absolute dollars, primarily as a result of cost control, reduction in discretionary spending efforts, restructuring impact, lower headcount, and a favorable impact from a change in health insurance estimates, partially offset by a vacation benefit in the first quarter of fiscal 2002 due to a partial holiday shutdown. Research and development headcount decreased to 522 at July 26, 2002 from 567 at July 27, 2001. We expect to continuously support current and future product development and enhancement efforts, and incur prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies.

      During the first quarter of fiscal 2003, we continued our enterprise focus by expanding our data management and content delivery solutions with the introduction of the NetCache C2100. This new appliance combines scalability, high data reliability, and greater storage capacity providing superior performance and density. The NetCache C2100 supports multiple applications on a single unit, including streaming media, acceleration of business applications such as ERP and CRM, and Internet access management.

      We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products, and expect that expenditures for these purposes will increase in absolute dollars. For both the first quarter of fiscal 2003 and 2002, no software development costs were capitalized.

      General and Administrative — General and administrative expenses decreased 27.5% to $7.4 million for first quarter of fiscal 2003, from $10.3 million for the first quarter of fiscal 2002. These expenses represented 3.6% and 5.1% of total revenues for the first quarter of fiscal 2003 and 2002, respectively. Decreases in absolute dollars were primarily due to a benefit from the successful collection of previously accrued customer-specific bad debt allowance of approximately $1.5 million, cost control, reduction in discretionary spending efforts, restructuring impact, and reduced headcount, partially offset by expenses associated with initiatives to enhance and implement an enterprise-wide ERP system and a vacation benefit in the first quarter of fiscal 2002 due to a partial holiday shutdown. General and administrative headcount decreased to 256 at July 26, 2002 from 261 at July 27, 2001. We believe that our general and administrative expenses will not increase significantly in absolute dollars in fiscal 2003 as compared to the prior year.

      Amortization of Goodwill — Due to the adoption of SFAS No. 142, goodwill is no longer amortized in the first quarter of fiscal 2003 as compared to amortization expense of $3.8 million in the first quarter of fiscal 2002.

      Amortization of Purchased Intangible Assets — Intangible assets as of July 26, 2002, including existing technology, are amortized over estimated useful lives of three years. Amortization of existing technology included in operating expenses was $1.4 million for both the first quarter of fiscal 2003 and 2002. Estimated future amortization expense is $4.1 million for the remaining nine months of fiscal 2003. For fiscal 2004, estimated future amortization expense is $3.0 million.

      Stock Compensation — We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $1.0 million and $2.7 million in the first quarter of fiscal 2003 and 2002, respectively. This decrease was primarily attributable to the decrease of stock compensation expenses as a result of forfeitures of unvested options assumed in the WebManage Technologies, Inc. acquisition and the release of 66,124 contingently issuable milestone shares relating to Orca valued at $1.4 million in the first quarter of fiscal 2002, partially offset by additional stock compensation relating to the fair value of options granted to a member of the Board of Directors valued at $0.3 million. We expect additional stock compensation may result from 99,187 contingently issuable shares relating to Orca, to be measured on the date the performance criteria are met.

      Restructuring charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. As a result of the restructuring in August 2001, we incurred a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. The reserve balance of $0.5 million at July 26, 2002 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at July 26, 2002 (in thousands):

	Severance-	Fixed Assets
	related Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,497)	—	(803)	(5,300)
Non-cash portion	—	(528)	(40)	(568)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at July 26, 2002	$204	$—	$304	$508

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at July 26, 2002, $0.8 million was included in other accrued liabilities and the remaining $3.5 million was classified as long-term obligations.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at July 26, 2002 (in thousands):

	Severance-	Fixed Assets
	related Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(706)	—	(317)	(1,023)
Non-cash portion	—	(473)	—	(473)

Reserve balance at July 26, 2002	$107	$—	$4,247	$4,354

      We expect annual cost savings of approximately $29.8 million as a result of the restructuring and reduction in force actions taken in the second and fourth quarters of fiscal 2002. Our estimates are reviewed and revised periodically and may change should different conditions prevail than were anticipated in original management estimates.

      Interest income — Interest income was $3.2 million and $5.5 million for the first quarter of fiscal 2003 and 2002, respectively. The decrease in interest income was primarily due to lower average interest rates, and lower investment balances as we utilized $249.8 million to purchase the land and buildings at our Sunnyvale facility in April 2002.

      Other income (expense), net — The first quarter of fiscal 2003 included a net loss of $1.0 million from foreign currency transactions as compared to an insignificant gain for the first quarter of fiscal 2002.

      Impairment loss on investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the first quarter of fiscal 2003, we recorded a noncash, other-than-temporary write down of $0.7 million related to the impairment of our investment in a publicly traded company.

      Gain on sale of intangible asset — We recorded a gain on sale of intangible asset of $0.6 million in the first quarter of fiscal 2003 related to the sale of our ContentReporter software. We intend to resell this software through a licensing arrangement.

      Provision (Benefit), for Income Taxes — For the first quarter of fiscal 2003, we applied an annual tax rate of 25% to pretax income. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Liquidity and Capital Resources

      We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital, which increased by $27.0 million to $490.6 million as of July 26, 2002, compared to $463.6 as of April 30, 2002. As of July 26, 2002, as compared to the April 30, 2002 balances, our cash, cash equivalents, and short-term investments increased by $24.7 million to $478.8 million. We generated cash from operating activities totaling $26.9 million and $5.9 million for the first quarter of fiscal 2003 and 2002, respectively. Net cash provided by operating activities in the first quarter of fiscal 2003 was principally related to net income of $16.2 million, decreases in accounts receivable, and increases in accounts payable, other accrued liabilities, income taxes payable, deferred revenue, coupled with depreciation, impairment loss on investments, amortization of intangibles and stock compensation, partially offset by decreased accrued compensation and related benefits and increases in inventories and prepaid expenses and other assets.

      We used $14.4 million and $6.8 million of cash in the first quarter of fiscal 2003 and 2002, respectively, for capital expenditures. The increase was primarily attributed to upgrades of our ERP infrastructure, computer-related purchases, and building improvements. We have received net proceeds of $18.5 million and used $38.5 million in the first quarter of fiscal 2003 and 2002, respectively, for net purchases of short-term investments. Investing activities in the first quarter of fiscal 2003 and 2002 also included new investments in privately-held companies of $0.3 million and $0.2 million, respectively.

      We received $10.3 million and $6.9 million in the first quarter of fiscal 2003 and 2002, respectively, from financing activities. The increase in the first quarter of fiscal 2003 was primarily due to the elimination of a restricted cash requirement resulting from the termination of our operating leases in April 2002, partially offset by lower proceeds from stock option exercises as a result of the decline in our stock price.

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

Contractual Obligations

      The following summarizes our contractual obligations at July 26, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Operating lease payments	$7,567	$8,137	$7,911	$4,722	$2,913	$122,546	$153,796
Venture capital funding commitments	850	1,133	1,133	1,134	—	—	4,250
Purchase commitments	3,365	—	—	—	—	—	3,365

	$11,782	$9,270	$9,044	$5,856	$2,913	$122,546	$161,411

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

      In fiscal 2002, we reduced fixed costs through workforce reductions and a consolidation of facilities. We believe strict cost containment is essential to maintaining positive cash flow from operations and remaining profitable in future quarters, especially since the outlook for future quarters is uncertain. Additional measures to reduce expenses may be undertaken if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and deterioration of our revenues. If we are not able to effectively control our costs and achieve an expense structure commensurate with our business activities and revenues, our cash flow and net income will be adversely affected.

Our future financial performance depends on growth in the network storage and content delivery markets, and any lack of growth will have a material adverse effect on our operating results.

      All of our products address the storage and content delivery markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and content delivery markets and on our ability to adapt to emerging standards in these markets. We cannot assure you that the markets for storage and content delivery will continue to grow or that emerging standards in these markets will not adversely affect the growth of UNIX®, Windows®, and the World Wide Web server markets upon which we depend. In addition, our business also depends on general economic and business conditions. A reduction in demand for network storage and content delivery caused by weakening economic conditions and decreases in corporate spending have resulted in decreased revenues and lower revenue growth rates. The network storage and content delivery market growth declined significantly beginning in the third quarter of fiscal 2001, causing both our revenues and operating results to decline. If the network storage and content delivery markets grow more slowly than anticipated or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially adversely affected.

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

      We conduct business internationally. For the first quarter of fiscal 2003, approximately 37.5% of our total revenues were from international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

      From time to time, we make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control, and recent events have adversely affected the public equity market. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $0.7 million related to the impairment of our investment in a publicly traded company.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of July 26, 2002, we had short-term investments of $227.1 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in a technology company. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 26, 2002, would cause the fair value of these short-term investments to decline by approximately $0.6 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity security included in our short-term investments. Such investment is in a publicly traded company in the volatile high-technology industry sector. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $0.7 million related to the impairment of our investment in a publicly traded company.

      We do not attempt to reduce or eliminate our market exposure on this security and, as a result, the amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an approximate $0.1 million decrease in the fair value of our equity security as of July 26, 2002.

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

      The following table provides information about our foreign exchange forward contracts outstanding on July 26, 2002, (in thousands):

		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

AUD	Sell	5,219	$2,780	$2,788
CHF	Sell	3,603	$2,453	$2,451
EUR	Sell	37,000	$36,375	$36,427
GBP	Sell	10,720	$16,738	$16,766

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      None

Item 2.     Changes in Securities

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: August 29, 2002

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002