Form 10-K/A
period 2002-04-26
NETWORK APPLIANCE INC
filed 2002-12-06
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.001 Par Value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

     The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of October 25, 2002, was $2,322,696,600 (based on the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On October 25, 2002, 336,998,969 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-K/A

     Network Appliance Inc. (the “Company”) is filing this Annual Report on Form 10-K/A for the fiscal year ended April 30, 2002 solely for the purpose of revising certain non-cancelable operating lease commitments disclosed under the contractual obligations table on page 34 of the Form 10-K filed on June 28, 2002 and as disclosed in Note 4 “Commitments and Contingencies” to the consolidated financial statements. As a result of this revision, the total operating lease commitments reflect a lower future minimum payment obligation. This revision does not impact the Company’s consolidated balance sheet, statement of income, stockholders’ equity and comprehensive income or cash flows for any of the periods presented. The effect of the revision is presented in Note 14 to the consolidated financial statements.

     The Company is amending only the following sections of the Annual Report on Form 10-K to reflect the effect of the revision:

Part II, Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8.	Financial Statements and Supplementary Data
Part IV, Item 14.	Exhibits 23.1

     This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Annual Report on Form 10-K on June 28, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As discussed in Note 14 to the consolidated financial statements in Item 8, certain non-cancelable operating lease commitment disclosures have been revised. The accompanying Management’s Discussion and Analysis reflects this revision.

      The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth under “Item 8. Financial Statements and Supplementary Data” herein and the Risk Factors set forth in “Item 1. Business” of our Form 10-K filed on June 28, 2002.

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

      Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal 2002, we recorded a noncash, other-than-temporary write-down of $13.0 million related to impairments of our investments in publicly traded and private companies. See footnote 2 — Short-Term Investments and Investments in Nonpublic Companies for further discussion.

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

  Contractual Obligations

      The following summarizes our contractual obligations at April 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Operating lease payments	$10,344	$9,336	$7,790	$5,443	$2,863	$11,138	$46,914
Venture capital funding commitments	1,144	1,144	1,144	1,143	—	—	4,575
Purchase commitments	3,966	—	—	—	—	—	3,966

	$15,454	$10,480	$8,934	$6,586	$2,863	$11,138	$55,455

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

Item 8.   Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of

Network Appliance, Inc.:

      We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries (the “Company”) as of April 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 14(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 14, information in the notes to the consolidated financial statements concerning future minimum annual lease payments has been revised.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 10, 2002 (December 4, 2002 as to Note 14)

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

      Future minimum annual lease payments as of April 30, 2002, are as follows:

Years Ending April 30

2003	$10,344
2004	9,336
2005	7,790
2006	5,443
2007	2,863
Thereafter	11,138

Total lease payments	$46,914

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

14.     Revision of Future Minimum Lease Payments

      Subsequent to the issuance of the Company’s fiscal 2002 consolidated financial statements, the Company’s management determined that the future minimum annual lease payments as of April 30, 2002 had been improperly calculated. As a result, the future minimum annual lease payments have been revised in Note 4 from the amounts previously reported.

      A summary of the effects of this revision on future minimum annual lease payments are as follows:

	As
	Previously	As
Years Ending April 30	Reported	Revised

2003	$9,194	$10,344
2004	7,786	9,336
2005	7,624	7,790
2006	4,559	5,443
2007	2,817	2,863
Thereafter	122,444	11,138

Total lease payments	$154,424	$46,914

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of Network Appliance, Inc. and Report of Deloitte & Touche LLP, have been filed as part of this Form 10-K/A under Item 8, above:

Index to Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets — April 30, 2002 and 2001

Consolidated Statements of Income for the years ended April 30, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended April 30, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended April 30, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule.

      The following financial statement schedule of the Company is filed in Part IV, Item 14(d) of this Annual Report:

      Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

Exhibit
No.	Description

2.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
3.1(7)	Certificate of Incorporation of the Company.
3.2(7)	Bylaws of the Company.
4.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10.1(1)	The Company’s Employee Stock Purchase Plan.
10.2(2)	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10.4(8)	The Company’s 1999 Stock Incentive Plan.
10.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10.7(5)	Closing Certificate (Phase IV) and Agreement, dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.8(5)	Construction Management Agreement (Phase IV), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.9(5)	Purchase Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.10(5)	Pledge Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.11(5)	Lease Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.

Exhibit
No.	Description

10.12(5)	Purchase Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.13(5)	Pledge Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.14(5)	Lease Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10.15†(6)	Patent Cross License Agreement dated December 11, 2000 by and between Intel Corporation and the Company.
10.16(1)	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
21.1(9)	Subsidiaries of the Company.
23.1	Independent Auditors’ Consent.
24.1(9)	Power of Attorney (see signature page).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Registration Statement on Form S-8 dated November 26, 2001.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K.

      We filed a current report on Form 8-K, dated November 1, 2001, describing, pursuant to Item 5, the completion of our reincorporation into the State of Delaware.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK APPLIANCE, INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: December 6, 2002

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      I, Daniel J. Warmenhoven, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of Network Appliance Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 6, 2002

/s/ DANIEL J. WARMENHOVEN

Daniel J. Warmenhoven
Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      I, Steven J. Gomo, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of Network Appliance Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 6, 2002

/S/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President and Chief Financial Officer

SCHEDULE II

NETWORK APPLIANCE, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2002, 2001 AND 2000
(In thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End of
Description	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts:
2002	$4,030	$7,549	$3,163	$8,416
2001	3,039	2,443	1,452	4,030
2000	1,886	1,275	122	3,039

EXHIBIT INDEX

Exhibit
No.		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(1)	The Company’s Employee Stock Purchase Plan.
10	.2(2)	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)	The Company’s 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.7(5)	Closing Certificate (Phase IV) and Agreement, dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10	.8(5)	Construction Management Agreement (Phase IV), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10	.9(5)	Purchase Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10	.10(5)	Pledge Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10	.11(5)	Lease Agreement (Phase IV — Land), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10	.12(5)	Purchase Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10	.13(5)	Pledge Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10	.14(5)	Lease Agreement (Phase IV — Improvements), dated October 2, 2000, by and between BNP Leasing Corporation and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000 by and between Intel Corporation and the Company.
10	.16(1)	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
21	.1(9)	Subsidiaries of the Company.
23.1		Independent Auditors’ Consent.
24	.1(9)	Power of Attorney (see signature page).
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Registration Statement on Form S-8 dated November 26, 2001.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.