Form 10-Q/A
period 2002-07-26
NETWORK APPLIANCE INC
filed 2002-12-06
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes ☐          No ☑

      Number of shares outstanding of the registrant’s common stock, $.001 par value, as of the latest practicable date.

Outstanding at
Class	October 25, 2002

Common Stock	336,998,969

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

      Network Appliance Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the quarterly period ended July 26, 2002 solely for the purpose of revising certain non-cancelable operating lease commitments disclosed under the contractual obligations table on page 25 of the Form 10-Q filed on August 29, 2002. As a result of this revision, the total operating lease commitments reflect a lower future minimum payment obligation. This revision does not impact the Company’s condensed consolidated balance sheet, statement of income or cash flows for any of the periods presented.

      The Company is amending only the following section of the Quarterly Report on Form 10-Q to reflect the effect of the revision:

Part I, Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q on August 29, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As discussed in the Explanatory Note on the cover of this Form 10-Q/A, certain non-cancelable operating lease commitment disclosures have been revised. The accompanying Management’s Discussion and Analysis reflects this revision.

      All statements included or incorporated by reference in this Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenues and profits; research and development expenses; sales and marketing expenses; general and administrative expenses; interest income and other, net; provision for income taxes; realization of deferred tax assets; liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements; purchase commitments; and the effect of recent accounting pronouncements on our financial condition and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion should be read in conjunction with our Annual Report on Form 10-K/A for the year ended April 30, 2002. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the fiscal year ended April 26, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, long-lived assets, restructuring accruals, income taxes, and loss contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at July 26, 2002 (in thousands):

	Severance-	Fixed Assets
	related Amounts	Write-off	Facility	Total

Restructuring charge (August 2001)	$4,796	$528	$2,656	$7,980
Cash payments	(4,497)	—	(803)	(5,300)
Non-cash portion	—	(528)	(40)	(568)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at July 26, 2002	$204	$—	$304	$508

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

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at July 26, 2002 (in thousands):

	Severance-	Fixed Assets
	related Amounts	Write-off	Facility	Total

Restructuring charge (April 2002)	$813	$473	$4,564	$5,850
Cash payments	(706)	—	(317)	(1,023)
Non-cash portion	—	(473)	—	(473)

Reserve balance at July 26, 2002	$107	$—	$4,247	$4,354

      We expect annual cost savings of approximately $29.8 million as a result of the restructuring and reduction in workforce actions taken in the second and fourth quarters of fiscal 2002. Our estimates are reviewed and revised periodically and may change should different conditions prevail than were anticipated in original management estimates.

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

Liquidity and Capital Resources

      We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital, which increased by $27.0 million to $490.6 million as of July 26, 2002, compared to $463.6 million as of April 30, 2002. As of July 26, 2002, as compared to the April 30, 2002 balances, our cash, cash equivalents, and short-term investments increased by $24.7 million to $478.8 million. We generated cash from operating activities totaling $26.9 million and $5.9 million for the first quarter of fiscal 2003 and 2002, respectively. Net cash provided by operating activities in the first quarter of fiscal 2003 was principally related to net income of $16.2 million, decreases in accounts receivable, and increases in accounts payable, other accrued liabilities, income taxes payable, deferred revenue, coupled with depreciation, impairment loss on investments, amortization of intangibles and stock compensation, partially offset by decreased accrued compensation and related benefits and increases in inventories and prepaid expenses and other assets.

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

Contractual Obligations

      The following summarizes our contractual obligations at July 26, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Operating lease payments	$7,743	$9,281	$7,833	$5,565	$2,957	$11,475	$44,854
Venture capital funding commitments	850	1,133	1,133	1,134	—	—	4,250
Purchase commitments	3,365	—	—	—	—	—	3,365

	$11,958	$10,414	$8,966	$6,699	$2,957	$11,475	$52,469

Risk Factors

      The following risk factors and other information included in this Form 10-Q/A should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

By:	/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: December 6, 2002

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      I, Daniel J. Warmenhoven, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Network Appliance Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 6, 2002

/S/ DANIEL J. WARMENHOVEN

Daniel J. Warmenhoven
Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      I, Steven J. Gomo, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Network Appliance Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 6, 2002

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002