Form 10-Q
period 2002-10-25
NETWORK APPLIANCE INC
filed 2002-12-09
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2002

or

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

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	October 25,	April 30,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$229,997	$210,756
Short-term investments	270,844	243,371
Accounts receivable, net of allowances of $6,318 at October 25, 2002 and $8,416 at April 30, 2002	154,808	146,511
Inventories	31,679	23,849
Prepaid expenses and other	27,171	22,112
Deferred income taxes	28,070	32,529

Total current assets	742,569	679,128
Property and Equipment, net	355,179	345,195
Goodwill	49,422	49,422
Intangible Assets, net	5,682	8,828
Other Assets	31,274	26,233

	$1,184,126	$1,108,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,198	$40,243
Income taxes payable	22,698	17,073
Accrued compensation and related benefits	33,645	39,434
Other accrued liabilities	42,502	42,671
Deferred revenue	90,079	76,139

Total current liabilities	235,122	215,560
Long-Term Deferred Revenue	40,155	31,036
Long-Term Obligations	3,495	3,734

Total liabilities	278,772	250,330

Stockholders’ Equity:
Common stock	337	335
Additional paid-in capital	667,780	656,619
Deferred stock compensation	(1,103)	(3,777)
Retained earnings	239,643	207,665
Cumulative other comprehensive loss	(1,303)	(2,366)

Total stockholders’ equity	905,354	858,476

	$1,184,126	$1,108,806

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts — unaudited)

	Three Months Ended		Six Months Ended

	October 25,	October 26,	October 25,	October 26,
	2002	2001	2002	2001

Revenues
Product revenue	$193,357	$178,562	$380,097	$364,022
Service revenue	21,814	16,153	41,902	31,119

Total revenues	215,171	194,715	421,999	395,141

Cost of Revenues
Cost of product revenue	66,014	68,177	128,283	143,560
Cost of service revenue	14,803	12,807	30,261	25,501

Total cost of revenues	80,817	80,984	158,544	169,061

Gross margin	134,354	113,731	263,455	226,080

Operating Expenses:
Sales and marketing	76,207	70,922	148,109	142,564
Research and development	28,373	28,354	56,241	57,437
General and administrative	9,132	10,552	16,570	20,814
Amortization of goodwill and intangible assets	1,364	5,226	2,750	10,452
Stock compensation(1)	885	1,923	1,868	4,622
Restructuring charges	—	7,980	—	7,980

Total operating expenses	115,961	124,957	225,538	243,869

Income (Loss) from Operations	18,393	(11,226)	37,917	(17,789)
Other Income (Expense), net:
Interest income	2,880	5,163	6,031	10,645
Other income (expense), net	(189)	(428)	(1,189)	(416)
Impairment loss on investment	—	(13,008)	(726)	(13,008)
Gain on sale of intangible asset	—	—	604	—

Total other income (expense), net	2,691	(8,273)	4,720	(2,779)

Income (Loss) Before Income Taxes	21,084	(19,499)	42,637	(20,568)
Provision (Benefit) for Income Taxes	5,271	(8,288)	10,659	(8,844)

Net Income (Loss)	$15,813	$(11,211)	$31,978	$(11,724)

Net Income (Loss) per Share:
Basic	$0.05	$(0.03)	$0.10	$(0.04)

Diluted	$0.05	$(0.03)	$0.09	$(0.04)

Shares Used in per Share Calculations:
Basic	336,605	330,440	336,194	329,888

Diluted	347,110	330,440	348,616	329,888

(1) Stock compensation includes:
Sales and marketing	$295	$230	$867	$543
Research and development	518	1,563	842	3,806
General and administrative	72	130	159	273

	$885	$1,923	$1,868	$4,622

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Six Months Ended

	October 25,	October 26,
	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$31,978	$(11,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,787	21,884
Amortization of goodwill	—	7,589
Amortization of intangible assets	2,750	2,863
Stock compensation	1,868	4,622
Impairment loss on investments	726	13,008
Gain on sale of intangible asset	(604)	—
Provision for doubtful accounts	(1,664)	5,368
Deferred income taxes	1,486	901
Deferred rent	(8)	(54)
Changes in assets and liabilities:
Accounts receivable	(6,591)	9,239
Inventories	(11,667)	(1,949)
Prepaid expenses and other assets	(6,992)	685
Accounts payable	5,955	(16,315)
Income taxes payable	5,625	(11,073)
Accrued compensation and related benefits	(5,789)	(8,990)
Other accrued liabilities	(400)	16,153
Deferred revenue	23,059	9,299

Net cash provided by operating activities	64,519	41,506

Cash Flows from Investing Activities:
Purchases of short-term investments	(178,829)	(185,909)
Redemptions of short-term investments	153,545	121,525
Purchases of property and equipment	(31,488)	(17,665)
Purchase of equity securities	(475)	(800)

Net cash used in investing activities	(57,247)	(82,849)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	11,969	16,216
Increase in restricted cash	—	(69,044)

Net cash provided by (used in) financing activities	11,969	(52,828)

Net Change in Cash and Cash Equivalents	19,241	(94,171)
Cash and Cash Equivalents:
Beginning of period	210,756	271,931

End of period	$229,997	$177,760

Noncash Investing and Financing Activities:
Reversal of deferred stock compensation related to forfeited awards	$(1,517)	$(1,254)
Conversion of evaluation inventory to fixed assets	4,058	2,225
Milestone shares issued	267	2,439
Supplemental cash flow information:
Income taxes paid	4,073	62

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

2.     Condensed Consolidated Financial Statements

      The accompanying interim unaudited condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements.

      We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30.

      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the year ended April 30, 2002. The results of operations for the three and six-month periods ended October 25, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim consolidated financial statements, Network Appliance Inc. is also referred to as “we” and “our”.

      Certain prior-period amounts have been reclassified to conform to the current presentation.

3.     Use of Estimates

      The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

4.     Summary of Significant Accounting Policies

Revenue Recognition and Allowances

      We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9), and related interpretations to all revenue transactions. We recognize revenue when:

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

      A typical arrangement includes product, software subscription, and maintenance. Some arrangements include training and consulting. Software subscriptions include unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases, and are included in product revenues. Service maintenance includes contracts for technical support and hardware maintenance. Revenue from software subscriptions and service is recognized ratably over the contractual term, generally one to three years. Revenue from training and consulting is recognized as the services are performed.

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended		Six Months Ended

	October 25,	October 26,	October 25,	October 26,
	2002	2001	2002	2001

Revenues:
Products	82.0%	85.3%	82.6%	86.0%
Software subscriptions	7.9%	6.4%	7.5%	6.1%

System products and software subscriptions	89.9%	91.7%	90.1%	92.1%
Services	10.1%	8.3%	9.9%	7.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

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

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. These restructuring accruals were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See footnote 12 — Restructuring Charges for further discussion.

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

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $726 related to an impairment of our investment in a publicly traded company. In the second quarter of fiscal 2002, we recorded a non cash, other-than-temporary write down of $13,008 related to impairments of our investments in publicly traded and private companies.

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

5.     Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	October 25,	April 30,
	2002	2002

Purchased components	$16,232	$11,870
Work in process	649	1,431
Finished goods	14,798	10,548

	$31,679	$23,849

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

6.     Balance Sheet Components

Property and Equipment:

	October 25,	April 30,
	2002	2002

Land	$158,431	$158,324
Buildings and building improvements	107,855	84,621
Leasehold improvements	13,463	12,304
Computers, related equipment and purchased software	140,008	123,164
Furnitures	19,960	18,327
Construction in progress	15,661	24,909

	455,378	421,649
Accumulated depreciation and amortization	(100,199)	(76,454)

	$355,179	$345,195

7.     Intangible Assets

      Balances are summarized as follows:

	October 25, 2002			April 30, 2002

		Accumulated	Net		Accumulated	Net
	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Intangible assets:
Existing technology	$16,365	$(10,683)	$5,682	$17,179	$(8,351)	$8,828

      Existing technology is amortized over three years and total amortization expense for existing technology was $1,364 and $1,431 for the three months ended October 25, 2002, and October 26, 2001, respectively. Total amortization expense for existing technology was $2,750 and $2,863 for the six months ended October 25, 2002, and October 26, 2001, respectively. Estimated future amortization expense is $2,728 for the remaining six months of fiscal 2003. For fiscal 2004, estimated future amortization expense is $2,954 and none thereafter.

8.     Stock Compensation

      We record stock compensation in accordance with provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for employee awards and Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. During the first and second quarters of fiscal 2002, under terms of the agreement with Orca Systems, Inc. (“Orca”), we released an additional 66 and 66 shares of common stock to former Orca shareholders upon meeting certain performance criteria. The fair market value of the shares of $1,434 and $1,006, respectively, were measured on the date the performance criteria were met and were recognized as stock compensation. During the first quarter of fiscal 2003, no stock compensation was recorded relating to Orca achieving their performance milestones. During the second quarter of fiscal 2003, under terms of the acquisition agreement with Orca, we released an additional 33 shares of common stock to former Orca shareholders upon meeting certain performance criteria. The fair market value of the shares of $267 was measured on the date the performance criteria were met and was recognized as stock compensation.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

      We recorded $97 and $443 in compensation expense in the three and six-month periods ended October 25, 2002, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. The 100,000 common shares under the 1999 Plan were granted at an exercise price of $15.72 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

9.     Derivative Instruments

      As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged, and the net amount is included in earnings. For the three and six-month periods ended October 25, 2002, net gains (losses) generated by hedged assets and liabilities totaled $(159) and $3,830, respectively, and were offset by gains (losses) on the related derivative instruments of $101 and $(4,827), respectively. For the three and six-month periods ended October 26, 2001, net gains generated by hedged assets and liabilities totaled $1,141 and $894, respectively, which were offset by losses on the related derivative instruments of $1,585 and $1,320, respectively. We do not enter into derivative financial instruments for speculative or trading purposes.

      Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to forecasted transactions, firm commitments or equity investments.

10.     Earnings Per Share

      Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options.

      During all periods presented, we had options outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. Options were antidilutive in the three and six-month periods ended October 26, 2001 due to the net loss reported in those periods and in the three and six-month periods ended October 25, 2002 as the options’ exercise prices were above the average market prices in such periods. At October 25, 2002 and October 26, 2001, 54,903 and 74,186 shares of common stock options with a weighted average exercise price of $27.92 and $20.77, respectively, were excluded from the diluted net income per share computation.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended		Six Months Ended

	October 25,	October 26,	October 25,	October 26,
	2002	2001	2002	2001

Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$15,813	$(11,211)	$31,978	$(11,724)

Shares (Denominator):
Weighted average common shares outstanding	336,701	330,576	336,306	330,063
Weighted average common shares outstanding subject to repurchase	(96)	(136)	(112)	(175)

Shares used in basic computation	336,605	330,440	336,194	329,888
Weighted average common shares outstanding subject to repurchase	96	—	112	—
Common shares issuable upon exercise of stock options	10,409	—	12,310	—

Shares used in diluted computation	347,110	330,440	348,616	329,888

Net Income (Loss) Per Share:
Basic	$0.05	$(0.03)	$0.10	$(0.04)

Diluted	$0.05	$(0.03)	$0.09	$(0.04)

11.     Comprehensive Income (loss)

      The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended

	October 25,	October 26,	October 25,	October 26,
	2002	2001	2002	2001

Net income (loss)	$15,813	$(11,211)	$31,978	$(11,724)
Foreign currency translation adjustment	(96)	84	248	(179)
Net gain (loss) on investments	(144)	2,285	815	1,569

Comprehensive income (loss)	$15,573	$(8,842)	$33,041	$(10,334)

      The components of accumulated other comprehensive income (loss) were as follows:

	Six Months Ended

	October 25,	April 30,
	2002	2002

Cumulative translation adjustments	$(1,954)	$(2,202)
Unrealized gain (loss) on investments	651	(164)

Total accumulated other comprehensive loss	$(1,303)	$(2,366)

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

12.     Restructuring Charges

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. As a result of the restructuring in August 2001, we incurred a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance of $429 at October 25, 2002 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at October 25, 2002:

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge (August 2001)	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 26, 2002	193	—	307	500

Cash payments	11	—	—	11
Non-cash portion	—	—	(3)	(3)

Reserve balance at July 26, 2002	204	—	304	508

Cash payments	(3)	—	(76)	(79)

Reserve balance at October 25, 2002	$201	$—	$228	$429

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at October 25, 2002, $666 was included in other accrued liabilities and the remaining $3,425 was classified as long-term obligations.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data — unaudited)

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at October 25, 2002:

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge (April 2002)	$813	$473	$4,564	$5,850
Cash payments	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 26, 2002	184	—	4,532	4,716

Cash payments	(77)	—	(285)	(362)

Reserve balance at July 26, 2002	107	—	4,247	4,354

Cash payments	—	—	(263)	(263)

Reserve balance at October 25, 2002	$107	$—	$3,984	$4,091

13.     Short-Term Investments

      All our investments are classified as available for sale at October 25, 2002 and April 30, 2002. Available-for-sale investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive loss, a separate component of stockholders’ equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

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

      A reconciliation of our previously reported net income (loss) and net income(loss) per share to amounts for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended		Six Months Ended

	October 25,	October 26,	October 25,	October 26,
	2002	2001	2002	2001

	(In thousands)
Net income (loss), as reported	$15,813	$(11,211)	$31,978	$(11,724)
Add: Goodwill amortization, including acquired workforce	—	3,795	—	7,589

Adjusted net income (loss)	$15,813	$(7,416)	$31,978	$(4,135)

Basic net income (loss) per share, as reported	$0.05	$(0.03)	$0.10	$(0.04)
Goodwill amortization, including acquired workforce	—	0.01	—	0.03

Adjusted basic net income (loss) per share	$0.05	$(0.02)	$0.10	$(0.01)

Diluted net income (loss) per share, as reported	$0.05	$(0.03)	$0.09	$(0.04)
Goodwill amortization, including acquired workforce	—	0.01	—	0.03

Adjusted diluted net income (loss) per share	$0.05	$(0.02)	$0.09	$(0.01)

      On May 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption did not have a significant effect on our financial position and results of operations.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

15.     Commitments and Contingencies

      In the past, we entered into agreements and established Network Appliance accounts with Deutsche Banc Alex.Brown whereby we had the option to guarantee any defaults of certain margin loans made to two corporate officers by the financial institution on their Network Appliance stock. In the past, we also entered into an agreement and established a Network Appliance account with Goldman, Sachs and Co. whereby we had the option to guarantee any default of a certain margin loan made to a third corporate officer by the financial institution on his Network Appliance stock. The amount of the guarantee was limited to the excess, if any, of the amount of such loans over the fair market value of the Network Appliance stock securing the loans.

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

      From time to time, we have committed to purchase various key components used in the manufacture of our products. Our loss accrual for such commitments to these key component vendors is based on our current forecasts of inventory usage. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

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

Overview

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance is a world leader in open network storage solutions for the data-intensive enterprise. NetApp network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. We believe our products have set the standard for simplicity and ease of operation, with what we believe to be one of the lowest total costs of ownership and highest returns on investment in the industry. Network Appliance solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide. Since our inception in 1992, Network Appliance has pioneered technology, product, and partner firsts that continue to drive the evolution of storage.

      On October 1, 2002, Network Appliance announced new products that significantly expand our solutions portfolio, including the FAS900 series, our new flagship storage platform and a key element in the NetApp® unified storage portfolio. With software updates from Data ONTAPTM, the FAS900 series is also our first storage appliance to support Fibre Channel Storage Area Network (“SAN”) environments, enabling Network Appliance to deliver the industry’s first unified storage engine capable of handling networked storage in SAN and/or NAS mode. This product announcement event repositions Network Appliance as a full-line enterprise storage solutions provider and illustrates how Network Appliance is tailoring solutions that meet its customers’ needs for storage consolidation, data center operations, business continuance, and distributed enterprise applications.

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

Revenue Recognition and Allowances

      We apply the provisions of SOP 97-2, Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9), and related interpretations to all revenue transactions. We recognize revenue when:

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

      A typical arrangement includes product, software subscription, and maintenance. Some arrangements include training and consulting. Software subscriptions include unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases, and are included in product revenues. Service maintenance includes contracts for technical support and hardware maintenance. Revenue from software subscriptions and service is recognized ratably over the contractual term, generally one to three years. Revenue from training and consulting is recognized as the services are performed.

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

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. These restructuring accruals were accounted for in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See Note 12 to the Condensed Consolidated Financial Statements for further discussion.

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

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. We adopted SFAS No. 142 effective May 1, 2002. Upon adoption of SFAS No. 142, we discontinued the amortization of our recorded goodwill of $49.4 million as of that date, identified our reporting units based on our current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. We concluded that our reporting units are the same as our operating segments. Under SFAS No. 142, goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. As of May 1, 2002, this evaluation indicated that the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, we will perform our impairment tests annually (or more frequently if indicators of impairment arise). There can be no assurance that future impairment tests will not result in a charge to earnings.

      In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our purchased intangible assets and determined that they continued to be appropriate except for acquired workforce net of deferred tax liabilities of $0.5 million, which was reclassified into goodwill.

      The amounts allocated to existing technology are being amortized over an estimated useful life of three years. Estimated future amortization expense is $2.7 million for the remaining six months of fiscal 2003. For fiscal 2004, estimated future amortization expense is $3.0 million.

      A reconciliation of our previously reported net income (loss) and net income (loss) per share to amounts for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended		Six Months Ended

	October 25,	October 26,	October 25,	October 26,
	2002	2001	2002	2001

	(In thousands)
Net income (loss), as reported	$15,813	$(11,211)	$31,978	$(11,724)
Add: Goodwill amortization, including acquired workforce	—	3,795	—	7,589

Adjusted net income (loss)	$15,813	$(7,416)	$31,978	$(4,135)

Basic net income (loss) per share, as reported	$0.05	$(0.03)	$0.10	$(0.04)
Goodwill amortization, including acquired workforce	—	0.01	—	0.03

Adjusted basic net income (loss) per share	$0.05	$(0.02)	$0.10	$(0.01)

Diluted net income (loss) per share, as reported	$0.05	$(0.03)	$0.09	$(0.04)
Goodwill amortization, including acquired workforce	—	0.01	—	0.03

Adjusted diluted net income (loss) per share	$0.05	$(0.02)	$0.09	$(0.01)

      On May 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption did not have a significant effect on our financial position and results of operations.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended

	October 25,	October 26,	October 25,	October 26,
	2002	2001	2002	2001

Revenues:	100.0%	100.0%	100.0%	100.0%
Product Revenue	89.9	91.7	90.1	92.1
Service Revenue	10.1	8.3	9.9	7.9
Cost of Revenues:
Cost of Product Revenue	30.7	35.0	30.4	36.3
Cost of Service Revenue	6.9	6.6	7.2	6.5

Gross Profit	62.4	58.4	62.4	57.2

Operating Expenses:
Sales and Marketing	35.4	36.4	35.1	36.1
Research and Development	13.2	14.6	13.3	14.5
General and Administrative	4.3	5.4	3.9	5.3
Amortization of goodwill and intangible assets	0.6	2.7	0.7	2.6
Stock compensation	0.4	1.0	0.4	1.2
Restructuring charges	—	4.1	—	2.0

Total Operating Expenses	53.9	64.2	53.4	61.7

Income (Loss) From Operations	8.5	(5.8)	9.0	(4.5)
Other Income (Expense), net:
Interest income	1.4	2.7	1.4	2.7
Other income (expense), net	(0.1)	(0.2)	(0.3)	(0.1)
Impairment loss on investment	—	(6.7)	(0.2)	(3.3)
Gain on sale of intangible asset	—	—	0.2	—

Total other income (expense), net	1.3	(4.2)	1.1	(0.7)

Income (Loss) Before Income Taxes	9.8	(10.0)	10.1	(5.2)
Provision (Benefit) for Income Taxes	2.5	(4.3)	2.5	(2.2)

Net Income (Loss)	7.3%	(5.7)%	7.6%	(3.0)%

      Product Revenues — Product revenues increased by 8.3% to $193.4 million for the second quarter of fiscal 2003, from $178.6 million for the second quarter of fiscal 2002. Product revenues increased by 4.4% to $380.1 million for the six-month period ended October 25, 2002, from $364.0 for the six-month period ended October 26, 2001. Product revenues growth was across all geographies for the second quarter of fiscal 2003 and primarily in North America and Europe for the six-month period ended October 25, 2002. This increase in product revenues for the three and six-month periods ended October 25, 2002 was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the same periods in fiscal 2002.

      Product revenues were favorably impacted by the following factors:

•	increased sales from industry verticals including energy, telecommunications, financial services, manufacturing, life sciences, and the government;

•	a higher average selling price for our newer products: FAS 960, FAS 940, F825 filer, F87 filer, C2100 and C1200 NetCache® products, as well as NearStoreTM R100 nearline storage appliances and software features;

•	competitive pricing advantage as a result of lower total cost of ownership in four aspects: lower acquisition cost, reduced administrative overhead, minimized service cost, and reduced downtime of critical business applications;

•	data management software offering a unique set of features to enable mission-critical availability, while reducing the complexity of enterprise storage management;

•	increased software sales (including licenses and software subscription upgrades) to 24.1% and 23.5% for the three and six-month periods ended October 25, 2002, respectively, from 20.9% and 20.3% for the three and six-month periods ended October 26, 2001, respectively;

•	increased revenues from our new product introductions such as: FAS 960, FAS 940, F825, F810 and F87 filer products; NearStore R100 appliance; and NetCache C2100 and C1200 appliances; and

•	increased sales through indirect channels, including sales through our OEM partners, representing 44.8% and 38.9% of total net revenues for the second quarters of fiscal of 2003 and 2002, respectively and 43.5% and 38.6% of total net revenues for the first six-month periods ended October 25, 2002 and October 26, 2001.

      Product revenues were negatively impacted by the following factors:

•	continued weakness in demand for our products resulting from unfavorable economic conditions and capital spending environment;

•	continued weakness in technology spending from Internet- and technology-related customers;

•	decreased cost per megabyte as a result of increased disk capacity; and

•	declining average selling price and unit sales of our older filer and caching products.

      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 35.0% to $21.8 million in the second quarter of fiscal 2003, from $16.2 million in the second quarter of fiscal 2002. Service revenues increased by 34.7% to $41.9 million in the six-month period ended October 25, 2002 from $31.1 million in the six-month period ended October 26, 2001, respectively. Service revenues are generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. The increase in service revenues as a percentage of revenues (representing 10.1% and 8.3% of total revenues for the second quarter of fiscal 2003 and 2002, respectively, and 9.9% and 7.9% of total revenues for the six-month periods ended October 25, 2002 and October 26, 2001, respectively) was due to an increasing number of enterprise customers, who typically purchase more complete service packages. In addition, higher service revenues for both the three and six-month periods ended October 25, 2002 was also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers.

      International total revenues (including United States exports) increased by 5.3% and 2.2% for the three and six-month periods ended October 25, 2002 as compared to the same periods of fiscal 2002, respectively. International total revenues were $79.8 million, or 37.1% of total revenues, and $157.3 million, or 37.3% of total revenues for the three and six-month periods ended October 25, 2002. For the second quarters of fiscal 2003 and 2002, the increase in international sales was primarily a result of European and Asia Pacific net revenues growth and our increased sales and marketing efforts internationally. For the six-month periods ended October 25, 2002 and October 26, 2001, the increase in international sales was primarily in Europe as a result of our increased sales and marketing efforts.

      Product Gross Margin — Product gross margin increased to 65.9% for the second quarter of fiscal 2003, from 61.8% for the second quarter of fiscal 2002. Product gross margin increased to 66.2% for the six-month period ended October 25, 2002, from 60.6% for the six-month period ended October 26, 2001.

      Product gross margin was favorably impacted by:

•	favorable product and software mix;

•	higher average selling prices for our new products;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers;

•	lower costs of key components and subsystems;

•	a faster than expected shift to our new high-density storage subsystem due to a favorable average selling price on the enclosures, electronics and power systems sold with the disk systems, and efficient hardware packaging; and

•	a favorable adjustment of approximately $1.2 million as a result of a supplier contract renegotiation.

      Product gross margin was negatively impacted by:

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower average selling price of certain add-on software options; and

•	higher disk content with an expanded storage capacity for the higher-end filers.

      Service Gross Margin — Service gross margin increased to 32.1% in the second quarter of fiscal 2003 as compared to 20.7% in the second quarter of fiscal 2002. Service gross margin increased to 27.8% in the six-month period ended October 25, 2002 as compared to 18.1% in the six-month period ended October 26, 2001. Investments in customer service increased by 15.6% to $14.8 million in the second quarter of fiscal 2003, from $12.8 million in the second quarter of fiscal 2002. Investments in customer service increased by 18.7% to $30.3 million in the six-month period ended October 25, 2002, from $25.5 million in the six-month period ended October 26, 2001. The improvement in service gross margin in the three and six-month periods ended October 25, 2002 was primarily due to operational and cost efficiencies in the global customer service organizations, combined with the ramping up of our service infrastructure in fiscal 2002 in anticipation of service revenue growth.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 7.5% to $76.2 million for the second quarter of fiscal 2003, from $70.9 million for the second quarter of fiscal 2002. These expenses were 35.4% and 36.4% of total revenues for the second quarter of fiscal 2003 and fiscal 2002, respectively. Sales and marketing expenses increased 3.9% to $148.1 million for the six-month period ended October 25, 2002, from $142.6 million for the six-month period ended October 26, 2001. These expenses were 35.1% and 36.1% of total revenues for the six-month periods ended October 25, 2002 and October 26, 2001, respectively. The increase was attributed to the continued worldwide investment in our sales and customer service organizations associated with selling complete solutions to the enterprise, marketing and advertising programs relating to the October 1, 2002 New York Media/ Analyst Day, and expenses associated with our growing mix of enterprise customers and associated global account programs. Sales and marketing headcount increased to 1,276 at October 25, 2002 from 1,193 at October 26, 2001.

      We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, and fees paid to outside consultants. Research and development expenses increased 0.1% to $28.4 million for the second quarter of fiscal 2003 from $28.4 million for the second quarter of fiscal 2002. These expenses represented 13.2% and 14.6% of total revenues for the second quarters of fiscal 2003 and 2002, respectively. Research and development expenses remained relatively flat, primarily as a result of cost control, reduction in discretionary spending efforts, and the impact of fiscal 2002 restructuring activities. Research and development headcount increased moderately to 529 at October 25, 2002 from 523 at October 26, 2001.

      Research and development expenses decreased 2.1% to $56.2 million for the six-month period ended October 25, 2002 from $57.4 million for the six-month period ended October 26, 2001. These expenses represented 13.3% and 14.5% of total revenues for the six-month periods ended October 25, 2002 and October 26, 2001, respectively. Research and development expenses decreased in absolute dollars, primarily as a result of cost control, reduction in discretionary spending efforts, and the impact of fiscal 2002 restructuring activities. For both the three and six-month periods of fiscal 2003 and 2002, no software development costs were capitalized.

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

      During the second quarter of fiscal 2003, we introduced and shipped new products that expand our solutions offering, including the FAS900 series, our new flagship storage platform and a key element in the NetApp® unified storage portfolio. We also entered into new and expanded corporate partnerships with Brocade, Oracle, and VERITAS Software. These partnerships allow us to offer customers enhanced service, support, sales, and technology in the Fibre Channel SAN market. Finally, we introduced enhanced or new open management products: DataFabricTM Manager 2.1, SnapDriveTM 2.0, and VFMTM (Virtual File Manager); the DataFabric Management Services program; and Manage ONTAPTM solutions; and expanded relationships with open management partners including BMC Software and Computer Associates.

      We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We expect to continuously support current and future product development and enhancement efforts, and incur prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies. We intend to continuously broaden our existing product offerings and introduce new products that expand our solutions portfolio.

      We believe that our research and development expenses will not increase significantly in absolute dollars for the remainder of fiscal 2003 as compared to the comparable period in the prior year.

      General and Administrative — General and administrative expenses decreased 13.5% to $9.1 million for second quarter of fiscal 2003, from $10.6 million for the second quarter of fiscal 2002. These expenses represented 4.3% and 5.4% of total revenues for the second quarters of fiscal 2003 and 2002, respectively. General and administrative expenses decreased 20.4% to $16.6 million for the six-month period ended October 25, 2002, from $20.8 million for the six-month period ended October 26, 2001. These expenses represented 3.9% and 5.3% of total revenues for the six-month periods ended October 25, 2002 and October 26, 2001, respectively. Decreases in absolute dollars were primarily due to cost control, reduction in discretionary spending efforts, benefit from the successful collection of previously accrued customer-specific bad debt allowance, partially offset by expenses associated with initiatives to enhance and implement an enterprise-wide ERP system. General and administrative headcount increased to 264 at October 25, 2002 from 239 at October 26, 2001. We believe that our general and administrative expenses will not increase significantly in absolute dollars for the remainder of fiscal 2003 as compared to the comparable period in the prior year.

      Amortization of Goodwill — Due to the adoption of SFAS No. 142, goodwill is no longer amortized in fiscal 2003 as compared to amortization expense of $3.8 million in the second quarter of fiscal 2002 and $7.6 million in the six-month period ended October 26, 2001.

      Amortization of Purchased Intangible Assets — Intangible assets as of October 25, 2002, including existing technology, are amortized over estimated useful lives of three years. Amortization of existing technology included in operating expenses was $1.4 million for both the second quarters of fiscal 2003 and 2002. Amortization of existing technology was $2.8 million for the six-month period ended October 25, 2002 as compared to $2.9 million of the six-month period ended October 26, 2001, respectively. Estimated future amortization expense is $2.7 million for the remaining six months of fiscal 2003. For fiscal 2004, estimated future amortization expense is $3.0 million and none thereafter.

      Stock Compensation — We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and comply with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards.

      Stock compensation expenses were $0.9 million and $1.9 million in the second quarter of fiscal 2003 and 2002, respectively. This decrease was primarily attributable to the decrease of stock compensation expenses as a result of forfeitures of unvested options assumed in the WebManage Technologies, Inc. acquisition and the release of 66,124 contingently issuable milestone shares relating to Orca valued at $1.4 million in the second quarter of fiscal 2002, partially offset by additional stock compensation relating to the fair value of options granted to a member of the Board of Directors valued at $0.1 million and release of 33,062 milestone shares relating to Orca valued at $0.3 million in the second quarter of fiscal 2003.

      For the six-month periods, stock compensation expenses decreased to $1.9 million in fiscal 2003 from $4.6 million in fiscal 2002, respectively, for those periods. This decrease was primarily attributed to forfeitures of unvested options assumed in the WebManage Technologies, Inc. acquisition and the release of 132,248 contingently issuable milestone shares relating to Orca valued at $2.4 million in the first six-month period of fiscal 2002, partially offset by additional stock compensation relating to the fair value of options granted to a member of the Board of Directors valued at $0.4 million and the release of 33,062 milestone shares relating to Orca valued at $0.3 million for the first six-month period of fiscal 2003.

      We expect additional stock compensation may result from 66,124 contingently issuable shares relating to Orca, to be measured on the date the performance criteria are met.

      Restructuring charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. As a result of the restructuring in August 2001, we incurred a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. The reserve balance of $0.4 million at October 25, 2002 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at October 25, 2002 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge (August 2001)	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 26, 2002	193	—	307	500

Cash payments	11	—	—	11
Non-cash portion	—	—	(3)	(3)

Reserve balance at July 26, 2002	204	—	304	508

Cash payments	(3)	—	(76)	(79)

Reserve balance at October 25, 2002	$201	$—	$228	$429

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at October 25, 2002, $0.7 million was included in other accrued liabilities and the remaining $3.4 million was classified as long-term obligations.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at October 25, 2002 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge (April 2002)	$813	$473	$4,564	$5,850
Cash payments	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 26, 2002	184	—	4,532	4,716

Cash payments	(77)	—	(285)	(362)

Reserve balance at July 26, 2002	107	—	4,247	4,354

Cash payments	—	—	(263)	(263)

Reserve balance at October 25, 2002	$107	$—	$3,984	$4,091

      We expect annual cost savings of approximately $29.8 million as a result of the restructuring and reduction in workforce actions taken in the second and fourth quarters of fiscal 2002. Our estimates are reviewed and revised periodically and may change should different conditions prevail than were anticipated in original management estimates.

      Interest income — Interest income was $2.9 million and $5.2 million for the second quarter of fiscal 2003 and 2002, respectively. Interest income was $6.0 million and $10.6 million for the six-month periods ended October 25, 2002 and October 26, 2001, respectively. The decrease in interest income was primarily due to lower average interest rates, and lower investment balances as we utilized $249.8 million to purchase the land and buildings at our Sunnyvale facility in April 2002.

      Other income (expense), net — The six-month period ended October 25, 2002 included primarily a net loss of $1.0 million from foreign currency transactions as compared to a net loss of $0.4 million in the six-month period ended October 26, 2001.

      Impairment loss on investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the first quarter of fiscal 2003, we recorded a noncash, other-than-temporary write down of $0.7 million related to the impairment of our investment in a publicly traded company. In the second quarter of fiscal 2002, we recorded a noncash, other-than-temporary write down of $13.0 million related to impairments of our investments in publicly traded and private companies.

      Gain on sale of intangible asset — We recorded a gain on sale of intangible asset of $0.6 million in the first quarter of fiscal 2003 related to the sale of our ContentReporterTM software. We intend to resell this software through a licensing arrangement.

      Provision (Benefit), for Income Taxes — For the six-month period ended October 25, 2002, we applied an annual tax rate of 25% to pretax income. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Liquidity and Capital Resources

      We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital, which increased by $43.8 million to $507.4 million as of October 25, 2002, compared to $463.6 million as of April 30, 2002. As of October 25, 2002, as compared to the April 30, 2002 balances, our cash, cash equivalents, and short-term investments increased by $46.7 million to $500.8 million. We generated cash from operating activities totaling $64.5 million and $41.5 million for the six-month periods ended October 25, 2002 and October 26, 2001, respectively. Net cash provided by operating activities in the six-month period ended October 25, 2002 was principally related to net income of $32.0 million, increases in accounts payable, income taxes payable, deferred revenue, coupled with depreciation, impairment loss on investments, amortization of intangibles and stock compensation, partially offset by decreased accrued compensation and related benefits and increases in accounts receivable, inventories and prepaid expenses and other assets.

      We used $31.5 million and $17.7 million of cash in the six-month periods ended October 25, 2002 and October 26, 2001, respectively, for capital expenditures. The increase was primarily attributed to upgrades of our ERP infrastructure, computer-related purchases, and building improvements. We used net proceeds of $25.3 million and $64.4 million in the six-month periods ended October 25, 2002 and October 26, 2001, respectively, for net purchases of short-term investments. Investing activities in the six-month periods of fiscal 2003 and 2002 also included new investments in privately-held companies of $0.5 million and $0.8 million, respectively.

      We received $12.0 million in the six-month period ended October 25, 2002 from financing activities. We used $52.8 million in the six-month period ended October 26, 2001 for financing activities. The change in cash flow from financing was primarily due to the effects of the change in restricted cash requirements in the six-month period ended October 26, 2001 of $69.0 million. This requirement was eliminated in April 2002 in conjunction with the purchase of our Sunnyvale headquarters and termination of our operating leases, and thus had no effect on cash flows from financing activities in the current fiscal periods. The change in cash flow from financing activities was partially offset by lower proceeds from stock option exercises as a result of the decline in our stock price.

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

Contractual Obligations

      The following summarizes our contractual obligations at October 25, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Operating lease payments	$5,041	$9,075	$7,643	$5,449	$2,938	$11,434	$41,580
Venture capital funding commitments	586	1,171	1,171	1,172	—	—	4,100
Purchase commitments	13,542	3,681	—	—	—	—	17,223

	$19,169	$13,927	$8,814	$6,621	$2,938	$11,434	$62,903

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

      In particular, in conjunction with the introduction of our product offerings in the block-data storage market, we have begun introducing products with new features and functionality that address the storage area network market. We also introduced Direct Access File System (DAFS) protocol-capable products and NearStore backup and recovery products during fiscal 2002. We face risks relating to these product introductions, including risks relating to forecasting of demand for such products, as well as possible product and software defects and a potentially different sales and support environment associated with selling these new systems. If any of the foregoing occur, our operating results could be adversely affected.

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

      We conduct business internationally. For the six-month period ended October 25, 2002, approximately 37.3% of our total revenues were from international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including Cisco Systems, Inc., Blue Coat Systems, Inc. (formerly CacheFlow, Inc.), Inktomi Corp., and Akamai Technologies, Inc.

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

      From time to time, we make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control, and recent events have adversely affected the public equity market. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $0.7 million related to the impairment of our investment in a publicly traded company. In the second quarter of fiscal 2002, we recorded a noncash, other-than-temporary write down of $13.0 million related to impairments in publicly traded and private companies.

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

Undetected software, hardware errors or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues.

      Our products may contain undetected software, hardware errors or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially adversely affect our operating results.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of October 25, 2002, we had short-term investments of $270.8 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in a technology company. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 25, 2002, would cause the fair value of these short-term investments to decline by approximately $0.7 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity security included in our short-term investments. Such investment is in a publicly traded company in the volatile high-technology industry sector. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $0.7 million related to the impairment of our investment in a publicly traded company. In the second quarter of fiscal 2002, we recorded a noncash, other-than-temporary write down of $13.0 million related to impairments in publicly traded and private companies.

      We do not attempt to reduce or eliminate our market exposure on this security and, as a result, the amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an approximate $0.1 million decrease in the fair value of our equity security as of October 25, 2002.

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

      The following table provides information about our foreign exchange forward contracts outstanding on October 25, 2002, (in thousands):

	Buy/	Foreign	Contract Value	Fair Value
Currency	Sell	Currency Amount	USD	in USD

AUD	Sell	7,488	$4,159	$4,170
CHF	Sell	2,097	$1,400	$1,399
EUR	Sell	35,519	$34,517	$34,563
GBP	Sell	10,102	$15,642	$15,668
CAD	Sell	3,430	$2,183	$2,185

Item 4.     Controls and Procedures

      Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 5.     Other Information

      In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of Deloitte & Touche LLP for services related to local statutory audits and certain taxation matters.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      None

Item 2.     Changes in Securities

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      On August 29, 2002, we held our 2002 Annual Meeting of Stockholders. Voting results are summarized below:

      Proposal I — To elect the following individuals to serve as members of the Board of the Directors for the ensuing year or until their respective successors are duly elected and qualified:

Name	Votes For	Abstain

Daniel J. Warmenhoven	292,813,974	4,858,684
Donald T. Valentine	294,624,031	3,048,627
Sanjiv Ahuja	293,458,548	4,214,110
Carol A. Bartz	294,166,007	3,506,651
Michael R. Hallman	293,038,958	4,633,700
Nicholas G. Moore	294,636,622	3,036,036
Sachio Semmoto	294,652,248	3,020,410
Robert T. Wall	293,470,439	4,202,219

      Proposal II — To approve an amendment to the Company’s 1999 Stock Option Plan (the 1999 Plan) which will increase the share reserve under the plan by an additional 14,000,000 shares of Common Stock.

Votes For	Against	Abstain

176,354,643	119,798,287	1,519,728

      Proposal III — To approve an amendment to the Company’s Employee Stock Purchase Plan (the Purchase Plan) which will increase the share reserve under the plan by an additional 2,400,000 shares of Common Stock.

Votes For	Against	Abstain

283,350,680	12,953,144	1,368,834

      Proposal IV — To approve an amendment to the Company’s By-laws.

Votes For	Against	Abstain	Broker Non-Votes

191,033,823	19,733,299	1,622,585	85,282,951

      Proposal V — To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending April 25, 2003.

Votes For	Against	Abstain

293,971,893	2,509,019	1,191,746

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

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: December 9, 2002

CERTIFICATIONS PURSUANT TO RULE 13a-14

UNDER THE SECURITIES EXCHANGE ACT
OF 1934, AS AMENDED

      I, Daniel J. Warmenhoven, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Network Appliance Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

/s/ DANIEL J. WARMENHOVEN

Daniel J. Warmenhoven
Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14

UNDER THE SECURITIES EXCHANGE ACT
OF 1934, AS AMENDED

      I, Steven J. Gomo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Network Appliance Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002