Form 10-Q
period 2003-01-24
NETWORK APPLIANCE INC
filed 2003-02-26
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2003

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Number of shares outstanding of the registrant’s common stock, $.001 par value, as of the latest practicable date.

Class	Outstanding at January 24, 2003

Common Stock	339,333,827

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands — unaudited)

	January 24,	April 30,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$230,089	$210,756
Short-term investments	308,493	243,371
Accounts receivable, net of allowances of $5,673 at January 24, 2003 and $8,416 at April 30, 2002	169,152	146,511
Inventories	37,421	23,849
Prepaid expenses and other	27,117	22,112
Deferred income taxes	25,615	32,529

Total current assets	797,887	679,128
Property and Equipment, net	358,046	345,195
Goodwill	49,422	49,422
Intangible Assets, net	4,318	8,828
Other Assets	51,544	26,233

	$1,261,217	$1,108,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,115	$40,243
Income taxes payable	44,142	17,073
Accrued compensation and related benefits	30,984	39,434
Other accrued liabilities	48,625	42,671
Deferred revenue	109,169	76,139

Total current liabilities	271,035	215,560
Long-Term Deferred Revenue	47,219	31,036
Long-Term Obligations	3,254	3,734

Total liabilities	321,508	250,330

Stockholders’ Equity:
Common stock	339	335
Additional paid-in capital	682,094	656,619
Deferred stock compensation	(1,813)	(3,777)
Retained earnings	259,314	207,665
Cumulative other comprehensive loss	(225)	(2,366)

Total stockholders’ equity	939,709	858,476

	$1,261,217	$1,108,806

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts — unaudited)

	Three Months Ended		Nine Months Ended

	January 24,	January 25,	January 24,	January 25,
	2003	2002	2003	2002

Revenues
Product revenue	$205,046	$180,631	$585,143	$544,653
Service revenue	23,418	17,718	65,320	48,837

Total revenues	228,464	198,349	650,463	593,490

Cost of Revenues
Cost of product revenue	71,501	59,572	199,784	203,132
Cost of service revenue	16,911	15,440	47,172	40,941

Total cost of revenues	88,412	75,012	246,956	244,073

Gross margin	140,052	123,337	403,507	349,417

Operating Expenses:
Sales and marketing	76,969	66,726	225,078	209,290
Research and development	28,289	28,451	84,530	85,888
General and administrative	9,833	10,587	26,403	31,401
Amortization of goodwill and intangible assets	1,364	5,226	4,114	15,678
Stock compensation(1)	1,238	1,133	3,106	5,755
Restructuring charges	1,257	—	1,257	7,980

Total operating expenses	118,950	112,123	344,488	355,992

Income (Loss) from Operations	21,102	11,214	59,019	(6,575)
Other Income (Expense), net:
Interest income	3,068	4,023	9,099	14,668
Other income (expense), net	270	(449)	(919)	(865)
Impairment loss on investment	—	—	(726)	(13,008)
Gain on sale of intangible asset	—	—	604	—

Total other income, net	3,338	3,574	8,058	795

Income (Loss) Before Income Taxes	24,440	14,788	67,077	(5,780)
Provision (Benefit) for Income Taxes	4,769	7,804	15,428	(1,040)

Net Income (Loss)	$19,671	$6,984	$51,649	$(4,740)

Net Income (Loss) per Share:
Basic	$0.06	$0.02	$0.15	$(0.01)

Diluted	$0.06	$0.02	$0.15	$(0.01)

Shares Used in per Share Calculations:
Basic	338,345	332,403	336,911	330,726

Diluted	351,114	352,868	349,449	330,726

(1) Stock compensation includes:
Sales and marketing	$361	$263	$1,228	$806
Research and development	796	736	1,638	4,542
General and administrative	81	134	240	407

	$1,238	$1,133	$3,106	$5,755

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands — unaudited)

	Nine Months Ended

	January 24,	January 25,
	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$51,649	$(4,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,924	33,519
Amortization of goodwill	—	11,383
Amortization of intangible assets	4,114	4,295
Stock compensation	3,106	5,755
Impairment loss on investments	726	13,008
Gain on sale of intangible asset	(604)	—
Provision for doubtful accounts (reversal)	(1,636)	6,015
Deferred income taxes	(16,231)	(26)
Deferred rent	(62)	(63)
Changes in assets and liabilities:
Accounts receivable	(20,898)	41,853
Inventories	(19,619)	(9,178)
Prepaid expenses and other assets	(7,783)	(460)
Accounts payable	(2,128)	(29,854)
Income taxes payable	27,069	(4,164)
Accrued compensation and related benefits	(8,450)	(15,887)
Other accrued liabilities	5,537	17,809
Deferred revenue	49,213	18,932

Net cash provided by operating activities	102,927	88,197

Cash Flows from Investing Activities:
Purchases of short-term investments	(261,636)	(273,464)
Redemptions of short-term investments	200,260	178,203
Purchases of property and equipment	(45,905)	(22,485)
Purchase of equity securities	(650)	(875)

Net cash used in investing activities	(107,931)	(118,621)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	24,337	31,262
Increase in restricted cash	—	(57,284)

Net cash provided by (used in) financing activities	24,337	(26,022)

Net Change in Cash and Cash Equivalents	19,333	(56,446)
Cash and Cash Equivalents:
Beginning of period	210,756	271,931

End of period	$230,089	$215,485

Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	$(361)	$47
Conversion of evaluation inventory to fixed assets	6,530	3,951
Milestone shares issued	920	2,439
Supplemental cash flow information:
Income taxes paid	5,565	279

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

      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/ A for the year ended April 30, 2002. The results of operations for the three and nine-month periods ended January 24, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

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

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Summary of Significant Accounting Policies

     Revenue Recognition and Allowances

      We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations to all revenue transactions. We recognize revenue when:

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

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended

	January 24,	January 25,	January 24,	January 25,
	2003	2002	2003	2002

Revenues:
Products	80.9%	84.1%	82.0%	85.4%
Software subscriptions	8.8%	7.0%	8.0%	6.4%

System products and software subscriptions	89.7%	91.1%	90.0%	91.8%
Services	10.3%	8.9%	10.0%	8.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. These restructuring accruals were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See footnote 11 — Restructuring Charges for further discussion.

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

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.     Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	January 24,	April 30,
	2003	2002

Purchased components	$17,660	$11,870
Work in process	1,544	1,431
Finished goods	18,217	10,548

	$37,421	$23,849

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Intangible Assets

      Balances are summarized as follows:

	January 24, 2003			April 30, 2002

		Accumulated	Net		Accumulated	Net
	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Intangible assets:
Existing technology	$16,365	$(12,047)	$4,318	$17,179	$(8,351)	$8,828

      Existing technology is amortized over three years and total amortization expense for existing technology was $1,364 and $1,432 for the three months ended January 24, 2003, and January 25, 2002, respectively. Total amortization expense for existing technology was $4,114 and $4,295 for the nine-months ended January 24, 2003, and January 25, 2002, respectively. Estimated future amortization expense is $1,364 for the remaining three months of fiscal 2003. For fiscal 2004, estimated future amortization expense is $2,954 and none thereafter.

7.     Stock Compensation

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

      Under terms of the acquisition agreement with Orca Systems, Inc. (“Orca”), we released shares of common stock to former Orca shareholders upon meeting certain performance criteria. The fair market values of the shares were measured on the date the performance criteria were met and were recognized as stock compensation. During the first quarter of fiscal 2003, no stock compensation was recorded relating to Orca achieving their performance milestones. During the second and third quarters of fiscal 2003, we released an additional 33 and 66 shares of common stock, respectively, valued at $267 and $653, respectively. During the first and second quarters of fiscal 2002, we released an additional 66 and 66 shares of common stock, respectively, valued at $1,434 and $1,006, respectively. In the third quarter of fiscal 2002, no stock compensation was recorded relating to Orca achieving their performance milestones. There are no additional performance milestones remaining.

      We recorded $139 and $582 in compensation expense in the three and nine-month periods ended January 24, 2003, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. The 100,000 common shares under the 1999 Plan were granted at an exercise price of $15.72 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

8.     Derivative Instruments

      As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use foreign currency forward contracts to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged, and the net

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount is included in earnings. For the three and nine-month periods ended January 24, 2003, net gains generated by hedged assets and liabilities totaled $5,756 and $9,585, respectively, and were offset by losses on the related derivative instruments of $5,433 and $10,260, respectively. For the three and nine-month periods ended January 25, 2002, net losses generated by hedged assets and liabilities totaled $1,437 and $543, respectively, which were offset by gains (losses) on the related derivative instruments of $935 and $(384), respectively. We do not enter into derivative financial instruments for speculative or trading purposes.

      Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to forecasted transactions, firm commitments or equity investments.

9.     Earnings Per Share

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

      During all periods presented, we had options outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. Options were antidilutive in the nine-month period ended January 25, 2002 due to the net loss reported in that period. Options were antidilutive in the three-month periods ended January 24, 2003 and January 25, 2002 and the nine-month period ended January 24, 2003 as the options’ exercise prices were above the average market prices in such periods. For the three-months ended January 24, 2003 and January 25, 2002, 46,269 and 24,673 shares of common stock options with a weighted average exercise price of $30.64 and $45.89, respectively, were excluded from the diluted net income per share computation. For the nine months ended January 24, 2003 and January 25, 2002, 51,482 and 72,042 shares of common stock options with a weighted average exercise price of $29.14 and $21.10, respectively, were excluded from the diluted net income (loss) per share computation.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended		Nine Months Ended

	January 24,	January 25,	January 24,	January 25,
	2003	2002	2003	2002

Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$19,671	$6,984	$51,649	$(4,740)

Shares (Denominator):
Weighted average common shares outstanding	338,370	332,537	336,994	330,888
Weighted average common shares outstanding subject to repurchase	(25)	(134)	(83)	(162)

Shares used in basic computation	338,345	332,403	336,911	330,726
Weighted average common shares outstanding subject to repurchase	25	134	83	—
Common shares issuable upon exercise of stock options	12,744	20,331	12,455	—

Shares used in diluted computation	351,114	352,868	349,449	330,726

Net Income (Loss) Per Share:
Basic	$0.06	$0.02	$0.15	$(0.01)

Diluted	$0.06	$0.02	$0.15	$(0.01)

10.     Comprehensive Income (loss)

      The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended

	January 24,	January 25,	January 24,	January 25,
	2003	2002	2003	2002

Net income (loss)	$19,671	$6,984	$51,649	$(4,740)
Foreign currency translation adjustment	342	(218)	589	(397)
Net gain (loss) on investments	736	(98)	1,552	1,471

Comprehensive income (loss)	$20,749	$6,668	$53,790	$(3,666)

      The components of accumulated other comprehensive income (loss) were as follows:

	January 24,	April 30
	2003	2002

Cumulative translation adjustments	$(1,613)	$(2,202)
Unrealized gain (loss) on investments	1,388	(164)

Total accumulated other comprehensive loss	$(225)	$(2,366)

11.     Restructuring Charges

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. As a result of the restructuring in August 2001, we incurred a charge of $7,980. The restructuring

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance of $804 at January 24, 2003 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509. During the third quarter of fiscal 2003, we recorded a net restructuring adjustment of $334 due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $916 to be payable through January 2006.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at January 24, 2003:

	Severance-Related	Fixed Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 26, 2002	193	—	307	500

Cash payments	11	—	—	11
Non-cash portion	—	—	(3)	(3)

Reserve balance at July 26, 2002	204	—	304	508

Cash payments	(3)	—	(76)	(79)

Reserve balance at October 25, 2002	201	—	228	429

Cash payments	44	—	2	46
Non-cash portion	—	—	(5)	(5)
Adjustments	410	—	(76)	334

Reserve balance at January 24, 2003	$655	$—	$149	$804

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at January 24, 2003, $1,519 was included in other accrued liabilities and the remaining $3,239 was classified as long-term obligations.

      In January 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $923, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for additional total lease payments of $3,385 to be payable through November 2010.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at January 24, 2003:

	Severance-Related	Fixed Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 26, 2002	184	—	4,532	4,716

Cash payments	(77)	—	(285)	(362)

Reserve balance at July 26, 2002	107	—	4,247	4,354

Cash payments	—	—	(263)	(263)

Reserve balance at October 25, 2002	107	—	3,984	4,091

Cash payments	—	—	(256)	(256)
Adjustments	(107)	—	1,030	923

Reserve balance at January 24, 2003	$—	$—	$4,758	$4,758

12.     Short-Term Investments

      All our investments are classified as available for sale at January 24, 2003 and April 30, 2002. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive loss, a separate component of stockholders’ equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

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

13.     New Accounting Pronouncements

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

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A reconciliation of our previously reported net income (loss) and net income (loss) per share to amounts for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended		Nine Months Ended

	January 24,	January 25,	January 24,	January 25,
	2003	2002	2003	2002

	(In thousands)
Net income (loss), as reported	$19,671	$6,984	$51,649	$(4,740)
Add: Goodwill amortization, including acquired workforce	—	3,794	—	11,383

Adjusted net income	$19,671	$10,778	$51,649	$6,643

Basic net income (loss) per share, as reported	$0.06	$0.02	$0.15	$(0.01)
Goodwill amortization, including acquired workforce	—	0.01	—	0.03

Adjusted basic net income per share	$0.06	$0.03	$0.15	$0.02

Diluted net income (loss) per share, as reported	$0.06	$0.02	$0.15	$(0.01)
Goodwill amortization, including acquired workforce	—	0.01	—	0.03

Adjusted diluted net income per share	$0.06	$0.03	$0.15	$0.02

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The liability recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have provided disclosures for the nine months ended January 24, 2003 as required by FIN 45 in Note 15. We do not expect adoption of the liability recognition provisions to have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. We will adopt the disclosure provisions of SFAS No. 148 beginning in our annual financial statements for fiscal 2003.

14.     Commitments and Contingencies

      In the past, we entered into agreements and established Network Appliance accounts with Deutsche Banc Alex. Brown whereby we had the option to guarantee any defaults of certain margin loans made to two corporate officers by the financial institution on their Network Appliance stock. In the past, we also entered into an agreement and established a Network Appliance account with Goldman, Sachs and Co. whereby we had the option to guarantee any default of a certain margin loan made to a third corporate officer by the financial institution on his Network Appliance stock. The amount of the guarantee was limited to the excess, if any, of the amount of such loans over the fair market value of the Network Appliance stock securing the loans. As of August 26, 2002, these accounts with Deutsche Banc Alex. Brown and Goldman, Sachs and Co. were closed.

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

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Guarantees

      As of January 24, 2003, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee and restricted cash, which were related to facility leases requirement, customs and duties guarantees, and workers’ compensation plans. We also maintained a restricted cash requirement collateralizing our product performance in a certain foreign country. The maximum amount of potential future payments under these arrangements was $3.1 million. We have not recorded any liability at January 24, 2003 related to these guarantees.

      We provide both recourse and non-recourse lease financing options to our customers. Under the terms of recourse leases, which are generally 3 years or less, we remain liable for the aggregate unpaid remaining lease payments. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of January 24, 2003 the maximum recourse exposure totaled approximately $4.9 million. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

      We do not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to our extensive product quality program and processes and because our customer service inventories utilized to correct product failures are carried at zero cost.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      All statements included or incorporated by reference in this Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenues and profits; research and development expenses; sales and marketing expenses; general and administrative expenses; interest income and other, net; provision for income taxes; realization of deferred tax assets; liquidity and sufficiency of existing cash, cash equivalents, and short-term investments for near-term requirements; purchase commitments; and the effect of recent accounting pronouncements on our financial condition and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion should be read in conjunction with our Annual Report on Form 10-K/ A for the year ended April 30, 2002. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

      On October 1, 2002, Network Appliance announced new products that significantly expand our solutions portfolio, including the FAS900 series, our new flagship storage platform and a key element in the NetApp® unified storage portfolio. With software updates from Data ONTAPTM, the FAS900 series is also our first storage appliance to support Fibre Channel Storage Area Network (“SAN”) environments, enabling Network Appliance to deliver the industry’s first unified storage engine capable of handling networked storage in SAN and/or Network Attached Storage (“NAS”) mode. This product announcement event repositions Network Appliance as a full-line enterprise storage solutions provider and illustrates how Network Appliance is tailoring solutions that meet its customers’ needs for storage consolidation, data center operations, business continuance, and distributed enterprise applications.

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

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K/ A for the fiscal year ended April 26, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, long-lived assets, restructuring accruals, income taxes, and loss contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Revenue Recognition and Allowances

      We apply the provisions of SOP 97-2, Software Revenue Recognition, and related interpretations to all revenue transactions. We recognize revenue when:

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

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. These restructuring accruals were accounted for in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.

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

      The amounts allocated to existing technology are being amortized over an estimated useful life of three years. Estimated future amortization expense is $1.4 million for the remaining three months of fiscal 2003. For fiscal 2004, estimated future amortization expense is $3.0 million.

      A reconciliation of our previously reported net income (loss) and net income (loss) per share to amounts for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended		Nine Months Ended

	January 24,	January 25,	January 24,	January 25,
	2003	2002	2003	2002

	(In thousands)
Net income (loss), as reported	$19,671	$6,984	$51,649	$(4,740)
Add: Goodwill amortization, including acquired workforce	—	3,794	—	11,383

Adjusted net income	$19,671	$10,778	$51,649	$6,643

Basic net income (loss) per share, as reported	$0.06	$0.02	$0.15	$(0.01)
Goodwill amortization, including acquired workforce	—	0.01	—	0.03

Adjusted basic net income per share	$0.06	$0.03	$0.15	$0.02

Diluted net income (loss) per share, as reported	$0.06	$0.02	$0.15	$(0.01)
Goodwill amortization, including acquired workforce	—	0.01	—	0.03

Adjusted diluted net income per share	$0.06	$0.03	$0.15	$0.02

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The liability recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after

December 15, 2002. We have provided disclosures for the nine months ended January 24, 2003 as required by FIN 45 in Note 15. We do not expect adoption of the liability recognition provisions to have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. We will adopt the disclosure provisions of SFAS No. 148 beginning in our annual financial statements for fiscal 2003.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended

	January 24,	January 25,	January 24,	January 25,
	2003	2002	2003	2002

Revenues:	100.0%	100.0%	100.0%	100.0%
Product Revenue	89.7	91.1	90.0	91.8
Service Revenue	10.3	8.9	10.0	8.2
Cost of Revenues:
Cost of Product Revenue	31.3	30.0	30.7	34.2
Cost of Service Revenue	7.4	7.8	7.3	6.9

Gross Profit	61.3	62.2	62.0	58.9

Operating Expenses:
Sales and Marketing	33.7	33.6	34.6	35.3
Research and Development	12.4	14.3	13.0	14.5
General and Administrative	4.3	5.4	4.1	5.3
Amortization of goodwill and intangible assets	0.6	2.6	0.6	2.6
Stock compensation	0.5	0.6	0.5	1.0
Restructuring charges	0.6	—	0.2	1.3

Total Operating Expenses	52.1	56.5	53.0	60.0

Income (Loss) From Operations	9.2	5.7	9.0	(1.1)
Other Income (Expense), net:
Interest income	1.3	2.0	1.4	2.5
Other income (expense), net	0.2	(0.2)	(0.1)	(0.2)
Impairment loss on investment	—	—	(0.1)	(2.2)
Gain on sale of intangible asset	—	—	0.1	—

Total other income, net	1.5	1.8	1.3	0.1

Income (Loss) Before Income Taxes	10.7	7.5	10.3	(1.0)
Provision (Benefit) for Income Taxes	2.1	4.0	2.4	(0.2)

Net Income (Loss)	8.6%	3.5%	7.9%	(0.8)%

      Product Revenues — Product revenues increased by 13.5% to $205.0 million for the third quarter of fiscal 2003, from $180.6 million for the third quarter of fiscal 2002. Product revenues increased by 7.4% to

$585.1 million for the nine-month period ended January 24, 2003, from $544.7 for the nine-month period ended January 25, 2002. Product revenues growth was across all geographies for both the three and nine-month periods ended January 24, 2003. This increase in product revenues for the three and nine-month periods ended January 24, 2003 was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the same periods in fiscal 2002.

      Our revenue growth was primarily driven by new product innovation as we continue to enhance and extend our full-line enterprise portfolio, providing customers with a lower overall cost of ownership. We believe our competitive advantage is a result of lower total cost of ownership from a combination of four factors: lower acquisition cost, reduced administrative overhead, minimized service cost, and reduced downtime of critical business applications.

      Product revenues were favorably impacted by the following factors:

•	increased sales from industry verticals including energy, telecommunications, financial services, manufacturing, life sciences, and the government;

•	a higher average selling price for our newer products: FAS960, FAS940, F825 filer, F87 filer, C2100 and C1200 NetCache® products, as well as NearStoreTM R100 nearline storage appliances and software features;

•	data management software offering a unique set of features to enable mission-critical availability, while reducing the complexity of enterprise storage management;

•	increased sales of software subscription upgrades to 8.8% and 8.0% of total revenues for the three and nine-month periods ended January 24, 2003, respectively, from 7.0% and 6.4% of total revenues for the three and nine-month periods ended January 25, 2002, respectively;

•	increased revenues from our new product introductions such as: FAS960, FAS940, F825, F810 and F87 filer products; NearStore R100 appliance; and NetCache C2100 and C1200 appliances; and

•	increased sales through indirect channels, including sales through our OEM partners, representing 50.7% and 39.3% of total revenues for the third quarters of fiscal of 2003 and 2002, respectively and 46.0% and 38.9% of total revenues for the first nine-month periods ended January 24, 2003 and January 25, 2002.

      Product revenues were negatively impacted by the following factors:

•	continued weakness in demand for our products resulting from unfavorable economic conditions and capital spending environment;

•	continued weakness in technology spending from Internet- and technology-related customers;

•	decreased cost per megabyte as a result of larger disk capacity; and

•	declining average selling price and unit sales of our older filer and caching products.

      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 32.2% to $23.4 million in the third quarter of fiscal 2003, from $17.7 million in the third quarter of fiscal 2002. Service revenues increased by 33.8% to $65.3 million in the nine-month period ended January 24, 2003 from $48.8 million in the nine-month period ended January 25, 2002, respectively. Service revenues are generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. The increase in service revenues as a percentage of revenues (representing 10.3% and 8.9% of total revenues for the third quarter of fiscal 2003 and 2002, respectively, and 10.0% and 8.2% of total revenues for the nine-month periods ended January 24, 2003 and January 25, 2002, respectively) was due to an increasing number of enterprise customers, who typically purchase more complete service packages. In addition, higher service revenues for both the three and nine-month periods ended January 24, 2003 was also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers.

      International total revenues (including United States exports) increased by 24.4% and 10.0% for the three and nine-month periods ended January 24, 2003 as compared to the same periods of fiscal 2002, respectively. International total revenues were $103.2 million, or 45.2% of total revenues, and $260.5 million, or 40.0% of total revenues for the three and nine-month periods ended January 24, 2003 respectively. For the three and nine-month periods ended January 24, 2003 the increase in international sales was primarily a result of European and Asia Pacific net revenues growth, driven by larger storage implementations and new products, and positive foreign exchange effects from a weak U.S. dollar, as compared to the same periods in the prior year.

      Product Gross Margin — Product gross margin decreased to 61.3% for the third quarter of fiscal 2003, from 62.2% for the third quarter of fiscal 2002. Product gross margin increased to 62.0% for the nine-month period ended January 24, 2003, from 58.9% for the nine-month period ended January 25, 2002.

      Product gross margin was negatively impacted by:

•	increased sales through indirect channels;

•	higher disk content with an expanded storage capacity for the higher-end filers;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower average selling price of certain add-on software options.

      Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	competitive pricing solutions with our core filer products bundled with software features;

•	higher average selling prices for our new products; and

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers.

      The overall gross margin increase during the nine-month period ended January 24, 2003 compared to January 25, 2002 was generally attributed to the same favorable factors partially offset by unfavorable factors cited above for the third quarters of fiscal 2003 and 2002. In addition, gross margin was also positively impacted by a favorable adjustment of approximately $1.2 million as a result of a supplier contract renegotiation in the first nine-months period of fiscal 2003 as well as an increase in product sales volume as compared to the same period in fiscal 2002.

      Service Gross Margin — Service gross margin increased to 27.8% in the third quarter of fiscal 2003 as compared to 12.9% in the third quarter of fiscal 2002. Service gross margin increased to 27.8% in the nine-month period ended January 24, 2003 as compared to 16.2% in the nine-month period ended January 25, 2002. Investments in customer service increased by 9.5% to $16.9 million in the third quarter of fiscal 2003, from $15.4 million in the third quarter of fiscal 2002. Investments in customer service increased by 15.2% to $47.2 million in the nine-month period ended January 24, 2003, from $40.9 million in the nine-month period ended January 25, 2002. The improvement in service gross margin in the three and nine-month periods ended January 24, 2003 was primarily due to operational and cost efficiencies in the global customer service organizations, combined with the ramping up of our service infrastructure in fiscal 2002 in anticipation of service revenue growth.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 15.4% to $77.0 million for the third quarter of fiscal 2003, from $66.7 million for the third quarter of fiscal 2002. These expenses were 33.7% and 33.6% of total revenues for the third quarter of fiscal 2003 and fiscal 2002, respectively. Sales and marketing expenses increased 7.5% to $225.1 million for the nine-month period ended January 24, 2003, from $209.3 million for the nine-month period ended January 25, 2002. These expenses were 34.6% and 35.3% of total revenues for the nine-month periods ended January 24, 2003 and January 25, 2002, respectively. The increase was attributed to the continued worldwide investment in our sales and customer service organizations associated with selling complete solutions at the enterprise level, marketing and various advertising programs, and expenses associated with our growing mix of enterprise customers and associated global account programs. Sales and marketing headcount increased to 1,247 at January 24, 2003 from 1,197 at January 25, 2002.

      We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, and fees paid to outside consultants. Research and development expenses decreased 0.6% to $28.3 million for the third quarter of fiscal 2003 from $28.5 million for the third quarter of fiscal 2002. These expenses represented 12.4% and 14.3% of total revenues for the third quarters of fiscal 2003 and 2002, respectively. Research and development expenses remained relatively flat, primarily as a result of cost control, reduction in discretionary spending efforts, and the impact of fiscal 2002 restructuring activities. Research and development headcount remained relatively flat at 531 as of January 24, 2003 compared to 533 as of January 25, 2002.

      Research and development expenses decreased 1.6% to $84.5 million for the nine-month period ended January 24, 2003 from $85.9 million for the nine-month period ended January 25, 2002. These expenses represented 13.0% and 14.5% of total revenues for the nine-month periods ended January 24, 2003 and January 25, 2002, respectively. Research and development expenses decreased in absolute dollars, primarily as a result of cost control, reduction in discretionary spending efforts, and the impact of fiscal 2002 restructuring activities. For both the three and nine-month periods of fiscal 2003 and 2002, no software development costs were capitalized.

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

      General and Administrative — General and administrative expenses decreased 7.1% to $9.8 million for third quarter of fiscal 2003, from $10.6 million for the third quarter of fiscal 2002. These expenses represented 4.3% and 5.4% of total revenues for the third quarters of fiscal 2003 and 2002, respectively. General and administrative expenses decreased 15.9% to $26.4 million for the nine-month period ended January 24, 2003, from $31.4 million for the nine-month period ended January 25, 2002. These expenses represented 4.1% and

5.3% of total revenues for the nine-month periods ended January 24, 2003 and January 25, 2002, respectively. Decreases in absolute dollars were primarily due to cost control, reduction in discretionary spending efforts, benefit from the successful collection of previously accrued customer-specific bad debt allowance, partially offset by expenses associated with initiatives to enhance and implement an enterprise-wide ERP system. General and administrative headcount increased to 270 at January 24, 2003 from 241 at January 25, 2002. We believe that our general and administrative expenses will not increase significantly in absolute dollars for the remainder of fiscal 2003 as compared to the comparable period in the prior year.

      Amortization of Goodwill — Due to the adoption of SFAS No. 142, goodwill is no longer amortized in fiscal 2003 as compared to amortization expense of $3.8 million in the third quarter of fiscal 2002 and $11.4 million in the nine-month period ended January 25, 2002.

      Amortization of Purchased Intangible Assets — Intangible assets as of January 24, 2003, including existing technology, are amortized over estimated useful lives of three years. Amortization of existing technology included in operating expenses was $1.4 million for both the third quarters of fiscal 2003 and 2002. Amortization of existing technology was $4.1 million for the nine-month period ended January 24, 2003 as compared to $4.3 million of the nine-month period ended January 25, 2002, respectively. Estimated future amortization expense is $1.4 million for the remaining three months of fiscal 2003. For fiscal 2004, estimated future amortization expense is $3.0 million and none thereafter.

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

      Stock compensation expenses were $1.2 million and $1.1 million in the third quarter of fiscal 2003 and 2002, respectively. For the nine-month periods, stock compensation expenses decreased to $3.1 million in fiscal 2003 from $5.8 million in fiscal 2002, respectively, for those periods. This decrease was primarily due to $1.7 million of lower stock compensation in first nine-month period of fiscal 2003 as compared to same period in fiscal 2002 attributed to forfeitures of unvested options assumed in the WebManage Technologies, Inc. acquisition; a decrease of $1.5 million of stock compensation as 132,248 contingently issuable milestone shares relating to Orca valued at $2.4 million were released in the first nine-month period of fiscal 2002 as compared to the release of 99,186 shares valued at $0.9 million in the same period of fiscal 2003; offset by an increase of $0.6 million relating to the fair value of options granted to a member of the Board of Directors.

      Restructuring charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. As a result of the restructuring in August 2001, we incurred a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. The reserve balance of $0.8 million at January 24, 2003 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million. During the third quarter of fiscal 2003, we recorded a net restructuring adjustment of $0.3 million due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $0.9 million to be payable through January 2006.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at January 24, 2003 (in thousands):

	Severance-Related	Fixed Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 26, 2002	193	—	307	500

Cash payments	11	—	—	11
Non-cash portion	—	—	(3)	(3)

Reserve balance at July 26, 2002	204	—	304	508

Cash payments	(3)	—	(76)	(79)

Reserve balance at October 25, 2002	201	—	228	429

Cash payments	44	—	2	46
Non-cash portion	—	—	(5)	(5)
Adjustments	410	—	(76)	334

Reserve balance at January 24, 2003	$655	$—	$149	$804

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at January 24, 2003, $1.5 million was included in other accrued liabilities and the remaining $3.3 million was classified as long-term obligations.

      In January 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $0.9 million, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for an additional total lease payments of $3.4 million to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at January 24, 2003 (in thousands):

	Severance-Related	Fixed Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 26, 2002	184	—	4,532	4,716

Cash payments	(77)	—	(285)	(362)

Reserve balance at July 26, 2002	107	—	4,247	4,354

Cash payments	—	—	(263)	(263)

Reserve balance at October 25, 2002	107	—	3,984	4,091

Cash payments	—	—	(256)	(256)
Adjustments	(107)	—	1,030	923

Reserve balance at January 24, 2003	$—	$—	$4,758	$4,758

      Interest income — Interest income was $3.1 million and $4.0 million for the third quarter of fiscal 2003 and 2002, respectively. Interest income was $9.1 million and $14.7 million for the nine-month periods ended January 24, 2003 and January 25, 2002, respectively. The decrease in interest income was primarily due to lower average interest rates, and lower investment balances as we utilized $249.8 million to purchase the land and buildings at our Sunnyvale facility in April 2002.

      Other income (expense), net — The third quarters of fiscal 2003 and 2002 included a net exchange gain (loss) from foreign currency transactions of $0.3 million and $(0.5) million, respectively. The nine-month period ended January 24, 2003 included primarily a net loss of $0.7 million from foreign currency transactions as compared to a net loss of $0.9 million in the nine-month period ended January 25, 2002.

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

      Gain on sale of intangible assets — We recorded a gain on sale of intangible assets of $0.6 million in the first quarter of fiscal 2003 related to the sale of our ContentReporterTM software. We intend to resell this software through a licensing arrangement.

      Provision (Benefit), for Income Taxes — For the nine-month period ended January 24, 2003, we applied an annual tax rate of 23% to pretax income. The decrease from 25% for the six-month period ended October 25, 2002 was due primarily to the expected increase in profits from Europe and other geographies that are subject to a lower tax rate. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Liquidity and Capital Resources

      We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital, which increased by $63.3 million to $526.9 million as of January 24, 2003, compared to $463.6 million as of April 30, 2002. As of January 24, 2003, as compared to the April 30, 2002 balances, our cash, cash equivalents, and short-term investments increased by $84.5 million to $538.6 million. We generated cash from operating activities totaling $102.9 million and $88.2 million for the nine-month periods ended January 24, 2003 and January 25, 2002, respectively. Net cash provided by operating activities in the nine-month period ended January 24, 2003 was principally related to net income of $51.6 million, increases in other accrued liabilities, income taxes payable, deferred revenue, coupled with depreciation, impairment loss on investments, amortization of intangibles and stock compensation, partially offset by decreased accounts payable, decreased accrued compensation and related benefits and increases in accounts receivable, inventories, deferred income taxes and prepaid expenses and other assets.

      We used $45.9 million and $22.5 million of cash in the nine-month periods ended January 24, 2003 and January 25, 2002, respectively, for capital expenditures. The increase was primarily attributed to upgrades of our ERP infrastructure, computer-related purchases, and building improvements. We used net proceeds of $61.4 million and $95.3 million in the nine-month periods ended January 24, 2003 and January 25, 2002, respectively, for net purchases of short-term investments. Investing activities in the nine-month periods of fiscal 2003 and 2002 also included new investments in privately-held companies of $0.7 million and $0.9 million, respectively.

      We received $24.3 million in the nine-month period ended January 24, 2003 from financing activities. We used $26.0 million in the nine-month period ended January 25, 2002 for financing activities. The change in cash flow from financing was primarily due to the effects of the change in restricted cash requirements in the nine-month period ended January 25, 2002 of $57.3 million. This requirement was eliminated in April 2002 in conjunction with the purchase of our Sunnyvale headquarters and termination of our operating leases, and thus had no effect on cash flows from financing activities in the current fiscal periods. The change in cash flow from financing activities was partially offset by lower proceeds from stock option exercises as a result of the decline in our stock price.

      Our capital and liquidity requirements depend on numerous factors, including risks relating to fluctuating operating results, continued growth in the network storage and content delivery markets, customer and market acceptance of our products, dependence on new products, rapid technological change, dependence on qualified technical and sales personnel, risk inherent in our international operations, competition, reliance on a limited number of suppliers and contract manufacturers, relationships with strategic partners, dependence on proprietary technology, intellectual property rights, the value of our investments in equity securities and real estate, and other factors. We believe that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months.

Contractual Obligations

      The following summarizes our contractual obligations at January 24, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Operating lease payments	$2,780	$9,781	$8,369	$5,897	$3,534	$12,616	$42,977
Venture capital funding commitments	302	1,208	1,208	1,207	—	—	3,925
Purchase commitments	8,383	20,634	—	—	—	—	29,017

	$11,465	$31,623	$9,577	$7,104	$3,534	$12,616	$75,919

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

      We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage and networking industries;

•	general decrease in global corporate spending on information technology leading to a decline in demand for our products;

•	the effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting;

•	the level of competition in our target product markets;

•	the size, timing, and cancellation of significant orders;

•	product configuration and mix;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	market acceptance of new products and product enhancements;

•	announcements, introductions and transitions of new products by us or our competitors;

•	deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	supply constraints;

•	technological changes in our target product markets;

•	the levels of expenditure on research and development and sales and marketing programs;

•	our ability to achieve targeted cost reductions;

•	excess facilities; and

•	seasonality.

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

      We derive a significant portion of our sales from the resale of disk drives as components of our filers, and the resale market for hard disk drives is highly competitive and subject to intense pricing pressures. Our sales of disk drives generate lower gross margin percentages than those of our filer products. As a result, as we sell more highly configured systems with greater disk drive content, overall gross margin percentages may be negatively affected.

      Our gross margins have been and may continue to be affected by a variety of other factors, including:

•	demand for storage and content delivery products;

•	discount levels and price competition;

•	direct versus indirect sales;

•	product and add-on software mix;

•	the mix of services as a percentage of revenue;

•	the mix and average selling prices of products;

•	the mix of disk content;

•	new product introductions and enhancements;

•	excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products; and

•	the cost of components, manufacturing labor, and quality.

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

      We conduct business internationally. For the nine-month period ended January 24, 2003, approximately 40.0% of our total revenues were from international customers (including United States exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including Cisco Systems, Inc., Inktomi Corp., and Akamai Technologies, Inc.

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

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

      An element of our strategy to enhance revenue is to strategically partner with major third-party software and hardware vendors who integrate our products into their products and also co-market our products. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish strategic relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time.

      We intend to continue to establish and maintain business relationships with technology companies to accelerate the development and marketing of our storage solutions. To the extent that we are unsuccessful in developing new relationships and maintaining our existing relationships, our future revenue and operating results could be impacted negatively. In addition, the loss of a strategic partner could have a material adverse effect on the progress of new products under development with that partner.

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

      Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. Some United States trademarks and some United States-registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers, strategic partners and customers. We currently have multiple United States and international patent applications pending and multiple United States patents issued. The pending applications may not be approved and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of January 24, 2003, we had short-term investments of $308.5 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 24, 2003, would cause the fair value of these short-term investments to decline by approximately $0.7 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity securities included in our short-term investments, which are primarily in publicly traded companies in the volatile high-technology industry sector. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write down of $0.7 million related to the impairment of our investment in a publicly traded company. In the second quarter of fiscal 2002, we recorded a noncash, other-than-temporary write down of $13.0 million related to impairments in publicly traded and private companies.

      We do not attempt to reduce or eliminate our market exposure on these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an approximate $0.1 million decrease in the fair value of our equity security as of January 24, 2003.

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

      The following table provides information about our foreign exchange forward contracts outstanding on January 24, 2003, (in thousands):

		Foreign
	Buy/	Currency	Contract Value	Fair Value
Currency	Sell	Amount	USD	in USD

AUD	Sell	7,390	$4,329	$4,342
CHF	Sell	3,027	$2,242	$2,241
EUR	Sell	39,648	$43,006	$43,069
GBP	Sell	16,900	$27,541	$27,597
CAD	Sell	6,622	$4,340	$4,345

Item 4.	Controls and Procedures

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

Date: February 26, 2003

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

/s/ DANIEL J. WARMENHOVEN

Daniel J. Warmenhoven
Chief Executive Officer

Date: February 26, 2003

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

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: February 26, 2003

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002