Form 10-K
period 2003-04-25
NETWORK APPLIANCE INC
filed 2003-06-25
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 Par Value
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of October 25, 2002, was $2,322,696,600 (based on the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last business day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On May 23, 2003, 341,080,594 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders to be held on September 2, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 2003.

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our plan to continue to expand our appliance architecture in future product designs and service offerings; (2) our plan to continue to participate in developing industry standards; (3) our intent to regularly introduce new products and product enhancements and our intent to support current and new products and product enhancements; (4) our expectation that our expenditures on expanding our current product offerings and introducing new products will increase in absolute dollars; (5) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (6) our intention to continue to establish and maintain business relationships with technology companies; (7) our belief that our existing facilities and those currently being developed in Sunnyvale, California, will be sufficient for our needs for at least the next two years; (8) our expectation that we will continue to add sales capacity; (9) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (10) our belief that our general and administrative expenses will increase in absolute terms in fiscal 2004; (11) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (12) our expectation that interest income will decline in fiscal 2004; (13) our estimates on excess inventory purchase commitments may change as a result of changes in demand forecasts and possible product and software defects as we transition our products; (14) recent accounting pronouncements on our financial condition and results of operations; (15) our expectation that service revenue will grow; and (16) our belief that our forward currency contracts will not subject us to undue risk; (17) our expectation that amortization expense for existing technology will be $3.0 million in fiscal 2004; (18) our expectation that deferred stock compensation amortization for fiscal 2004 and 2005 will be $1.2 million and $0.2 million, respectively; and (19) the possibility that we may be obligated for additional lease payments of approximately $4.1 million to be payable through November 2010, in the event that our vacated facilities are not subleased, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) our ability to maintain our supplier and contract manufacturer relationships; (8) the ability of our competitors to introduce new products that compete successfully with our products; (9) the general economic environment and the continued growth of the storage and content delivery markets; (10) our ability to sustain and/or improve our cash and overall financial position; (11) our ability to generate future income to utilize our deferred tax assets; and (12) those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

PART I

Item 1.	Business

Overview

      Network Appliance, Inc., is a worldwide leader in enterprise network storage and data management solutions. NetApp® network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. Our products have set the standard for simplicity and ease of operation, with what we believe to be one of the lowest total costs of ownership (TCO) and highest returns on investment (ROI) in the industry. Network ApplianceTM solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide.

      Network Appliance was founded in 1992 with the goal of simplifying data access by creating the world’s first network storage appliance. The first system was shipped in 1993. Today Network Appliance is a multinational corporation with over 2,300 employees and an installed base of products in over 90 countries.

      Network Appliance focuses on “simplifying the complex.” This philosophy drives the entire Company, from product design and system operation through support processes. This results in significant customer advantages, including:

•	Lower total cost of ownership, in part because system administrators can more efficiently manage much greater amounts of information, and also because recovery times are significantly reduced in the event of a disaster or data corruption.

•	Business agility, by improving our customers’ ability to react quickly to changes via rapid deployment or reconfiguration of storage assets.

•	Improved information availability, due to increased reliability.

•	Improved application performance, enabling customers to advance their time-to-market goals and create new revenue-generating opportunities.

•	Business continuance via online rapid restore and disaster recovery deployments.

Customer Base

      Our diversified customer base spans a number of large vertical markets. Our storage infrastructure is deployed in the largest enterprises within each of the vertical markets on which we have focused our efforts. Examples include:

•	Energy. Customers in the energy market have traditionally deployed our products to support their exploration activities, where the simplicity of the appliance architecture and the ability to support massive amounts of data are critical. Our solutions help enable energy companies to meet their workflow optimization objectives, improve quality, reduce cycle times, and lower costs.

•	Federal government. The U.S. federal government is one of the largest IT consumers in the world, and Network Appliance Federal Systems, Inc., provides solutions for many data-intensive activities, including intelligence gathering, analysis, and civilian and military operations.

•	Financial services. New data-processing methodologies, shorter time frames for settlement transactions, and new demands for better knowledge management are requiring financial services firms to improve their data storage infrastructures. Network Appliance solutions for enterprise storage enable these financial institutions to effectively manage large amounts of data in a high-speed distributed infrastructure, enabling customers to leverage their existing technology investments and derive maximum value from their time-sensitive information.

•	High technology. Global high-technology enterprises, including semiconductor, systems, and software companies, are keenly focused on reducing infrastructure cost and improving time-to-market. Network Appliance solutions enable high-technology firms to achieve these goals by reducing total cost of ownership and providing highly reliable systems and rapid access to corporate information assets.

•	Internet. Internet-focused businesses place considerable and often unpredictable demands on transaction-intensive, database-driven environments such as electronic mail (e-mail), World Wide Web (WWW), and electronic commerce (e-commerce). In a marketplace where retaining customer loyalty is paramount, Internet-focused businesses must have high performance and readily available data to ensure their customers do not seek alternative providers. Scalable distributed architectures based on Network Appliance’s products improve data availability, scalability, and performance, while reducing the total cost of ownership.

•	Life sciences. Pharmaceutical, bioresearch, genomic research, and care providers are focused on developing vital new drugs, improving quality of patient care, and increasing their returns on investment. Network Appliance solutions enable fast access, integration, and sharing of massive amounts of exponentially growing scientific and medical imaging data, reduced time-to-market, and improvements in operational efficiency.

•	Major manufacturing. Global manufacturing companies face intense competitive pressure to develop attractive new products, improve time-to-market, and optimize profitability. Network Appliance solutions enable these companies to simplify the management overhead associated with storing and protecting large amounts of ERP, engineering, and manufacturing product data, while ensuring that information can be easily and efficiently distributed to manufacturing and distribution sites around the world.

•	Telecommunications. Service providers in the telecommunications industry are faced with deregulation, globalization, increased competition, and often a substantial debt burden. As a result, they must control infrastructure costs while maintaining or improving services to existing customers and at the same time identifying and developing compelling new revenue streams in order to grow their business. Network Appliance’s products and solutions allow these providers to quickly and cost-effectively build the network storage infrastructure and content delivery networks required by the global telecommunications industry.

Customer Challenges

      Network Appliance enterprise network storage solutions directly address the major information technology challenges that enterprises face — consolidating rapidly growing quantities of storage, reducing costs associated with data center operations, ensuring business continuance, and managing data throughout the globally distributed enterprise.

•	Storage consolidation. Managing the explosive growth of data is one of the greatest challenges enterprises face today. Network Appliance gives enterprises the scalable solutions they need to consolidate storage from hundreds or thousands of servers and manage storage efficiently in a mixed server environment.

•	Data center operations. More than just applications and hardware, the data center is the nerve center of an organization, controlling the flow of information throughout the enterprise. Many of the costs that drive up the total cost of information technology (IT) ownership are associated with data center operations, and include tasks such as data backup and recovery, hardware and software maintenance, performance management, and resource allocation. Our simplified appliance architecture automates or eliminates many of these administrative tasks, and delivers simple, centrally managed, and flexible data storage that leverages and increases the performance of existing IT infrastructures.

•	Business continuance. Many enterprises are increasingly focused on disaster preparedness and recovery and must avoid costly downtime in the event of a major disaster or localized disruption. Minutes of downtime are costly, and hours of downtime can be catastrophic. Working in tandem with the existing network infrastructure (both Fibre Channel and Ethernet), our storage appliances and data management software enable customers to implement disaster recovery and data mirroring plans quickly and effectively, while minimizing incremental telecommunications and administration costs.

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

A Solution-Based Approach

      To solve these customer challenges, Network Appliance offers a growing number of integrated solutions that address the specific data management hurdles faced by our enterprise customers. These turnkey solutions, which include hardware, software, service, and financing components, enable our customers to simplify their storage management, leverage their existing infrastructure, and increase their return on investment. The solutions that have received the greatest level of interest to date include:

•	Storage consolidation: File sharing and messaging applications are critical to successful enterprise operations. Network Appliance offers highly available, scalable, and cost-effective storage consolidation solutions that incorporate the NetApp unified storage platform and the feature-rich functionality of data and resource management software to deliver storage with simplified backup and reduced recovery time as well as the capability to add storage without downtime. By freeing up valuable infrastructure and staff resources, Network Appliance storage consolidation solutions improve enterprise productivity, performance, and profitability.

•	Data protection: The Network Appliance data protection solution simplifies the complex backup and recovery process while accelerating time-to-recovery. This is accomplished through reduced operational costs, enabling immediate access to information, and the elimination of backup windows.

•	Internet access and security: The Internet access and security solution merges proxy caching and storage technologies to improve the secure access and management of information to eliminate obstacles created by geography, complexity, and resource limitations. In accomplishing this NetApp reduces costs, increases collaboration, and increases productivity.

      No matter the solution, NetApp strives to simplify whenever possible, utilizing open standards and driving industry collaboration, partnering with other industry leaders, and providing world-class global service and support.

•	Simplicity. The NetApp appliance architecture allows enterprises to reduce management overhead, decrease deployment times, and eliminate downtime typically associated with general-purpose architectures. Network Appliance plans to continue to expand on the appliance architecture in future product designs and service offerings.

•	Open standards and industry collaboration. Network Appliance participates in and leads many industry initiatives and organizations, such as the Storage Networking Industry Association (SNIA), that have defined standards that are widely deployed today. Standards that Network Appliance has helped advance include the Network File System (NFS) protocol for file access in UNIX® and Linux® environments; the Common Internet File System (CIFS) protocol for file access in Windows® environments; the Network Data Management Protocol (NDMP) for simplifying backup of networked storage; the Internet Content Adaptation Protocol (ICAP) for content adaptation in Web environments; the Direct Access File System (DAFS) protocol for high-performance, high-throughput access to data; and the Internet Small Computer System Interface (iSCSI) protocol for building block-based storage area networks using widely deployed Ethernet infrastructures. We plan to continue to participate in driving emerging standards, including NFS version 4 and 10 Gigabit Ethernet.

•	Business application integration and partnerships. Network Appliance’s goal is to deliver complete network storage solutions to customers. Our partners are vital to our success in this area, and we have significant partner relationships with database and business application companies including Dassault Catia, Documentum, EDS/PLM Solutions, several units within IBM including DB2 and Lotus, Interwoven, Landmark Graphics, Microsoft, Openwave, Oracle, Rational, SAP, SAS, Sybase, Vignette, and others. These application partnerships enhance our ability to reduce implementation time, increase application availability, and provide the highest level of solution support to customers. Technology and infrastructure solution partners enable seamless integration into customers’ existing environments, resulting in lower costs and more rapid deployment. Our infrastructure partner list includes ADIC, Atempo, Bakbone, Brocade, Cisco, Commvault, Computer Associates, Egenera, F5 Networks, Fujitsu Prime Software Technology, Hitachi Data Systems, IBM Tivoli, Ingrian Networks, KVS, Legato, McData, NuView, Precise Software Solutions, Quantum/ATL, Reliaty, RLX Technologies, Spectra Logic, StorageTek, Symantec, Syncsort, and Veritas.

•	Global service and support. Network Appliance’s increasing number of enterprise customers requires a global, integrated service and support model. These requirements have been met by expanding efforts in professional services and support offerings, as well as by continuing to develop strategic partnerships. Our partnerships with service providers such as Accenture, Computer Sciences Corporation, and IBM Global Services allow us to better serve customers by broadening service offerings, as well as leveraging existing service and support relationships that customers may already have in place.

Classes of Data

      NetApp products and solutions are based on the premise that not all data is created equal. Enterprise customers face a significant challenge in designing networked storage infrastructures that balance the availability requirements of their applications and associated data with the cost of the storage solution. Storing all data on an expensive, monolithic, mainframe-class array is no longer acceptable to customers who must carefully evaluate the value of their information. As a result, data is being classified by availability and performance requirements in relation to cost.

•	Business-critical data. Business-critical applications, including trading-floor applications and ERP systems, require the highest levels of availability and reliability, have more dedicated management resources, and exhibit the least amount of cost sensitivity. If this data is unavailable, the business is typically not generating revenue and may incur other financial penalties.

•	Business operations data. This category includes data used by externally visible business operations applications, including e-mail, customer support applications, and external Web sites. If this data is unavailable, it may be apparent to customers and prospects, impacting revenue and reflecting poorly on the organization. As such, this data has higher reliability and availability requirements, and typically requires more significant storage infrastructure and data management software investments.

•	Business internal data. This class of data is accessed by internal employees, and while the availability of the data is not important to customers outside the business, it can have a big impact on the users of the data inside the business. Examples of business internal data could include corporate intranets, HR systems, and data warehouses used for analytical purposes.

•	Departmental and remote office data. Departmental and remote-office deployments also require a low-cost solution, but typically need higher levels of availability with low management overhead. Data in this class is typically not used outside the department or remote office, and if the data becomes unavailable, the impact to the overall business is minimal.

•	Reference data. Types of reference data include e-mail archives; bank, brokerage, and billing statements; medical images and records; MCAD drawings; integrated chip designs; and seismic and satellite data. Customers require fast data access at costs comparable to much slower high-end tape or optical libraries, with minimal ongoing management cost.

•	Archive data. Enterprises require a very low-cost storage solution for archive data and backups, which have historically been stored on magnetic tape. Many customers are now storing archive data on more flexible disk-based systems, such as the NetApp NearStoreTM, which reduces backup windows and enables rapid recovery in the event of a disaster.

      Network Appliance solutions meet the needs of archive, reference, departmental/remote office, business internal, business operations, and business critical data with a common product architecture and data management methodology, enabling customers to easily deploy and manage all their networked storage infrastructure in the same way.

System Products

      NetApp products consist of fabric-attached storage (FAS) appliances, also known as filers, NearStore systems, NetCache® content delivery appliances, data management and content delivery software, and professional and support services. Our configured appliances range in price from $4,000 to more than $1,000,000.

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

Filers

      NetApp filers are scalable, highly available, field-proven, unified networked storage systems for data storage and simplifying data management. The filer appliances are easy to install, configure, and manage. They are specifically designed for highly scalable, network-centric IT system architectures, and support both network-attached storage (“NAS”) and storage-attached networks (“SAN”) on a single, unified platform. Our filers are designed for and deliver lower total cost of ownership than alternative competitive systems. Heterogeneous data sharing allows our systems to deliver simultaneous data access to Linux, UNIX, Windows, and Web-based servers and clients, dramatically lowering the total cost of ownership and management complexity versus homogeneous storage systems. Filers are available in either single-node configurations or fully redundant, active/active cluster configurations that provide high data availability for business-critical environments.

      Current filer products include:

•	NetApp FAS 960c/FAS960 enterprise servers. Introduced during fiscal year 2003 and built for the most demanding customers, the FAS960c is our highest-performance filer. The FAS960c continues NetApp’s tradition of providing industry-leading performance in a simple, reliable, flexible, and manageable system. The FAS960c is designed to accommodate thousands of independent users and large, high-bandwidth applications. With the capability of managing up to 48TB of data in one system and 8TB in one file system, the FAS960c can meet the storage demands of virtually any enterprise. NetApp’s clustered filer architecture integrates multiple processors in an active/active clustered failover configuration to provide high availability and scalable performance to multiple networks.

•	NetApp FAS940c/FAS940 enterprise server. The FAS940c can be deployed on demand in any enterprise. The flexibility and performance capabilities of the FAS940c bring FAS900 series features to a broad range of enterprise applications, including Customer Relationship Management (“CRM”), Enterprise Resource Planning (“ERP”), Decision Support Solutions (“DSS”), massive home directory consolidation, and Web serving.

•	NetApp F880c/F880 and F825c/F825 enterprise servers. The balance of capacity and performance with flexible I/O configuration enables the NetApp F880c and F825c to power a broad range of large-scale applications. Currently deployed in the largest service provider networks and data-intensive environments, including those running database/ERP and other enterprise-level applications, the F880 and F825 are proven high-performance workhorses.

•	NetApp F810c/F810. The NetApp F810c server is designed for small to medium-size enterprise applications. By using the same Data ONTAPTM operating system as higher-capacity, higher-performance servers, the F810c is fully compatible with them and serves as a cost-efficient starting point in building a network infrastructure on NetApp systems.

•	NetApp FAS250 filer. The NetApp FAS250 is an entry-level enterprise filer supporting capacities up to 1TB in a compact form factor. The FAS250 is completely software compatible with all other NetApp products and uses the same storage shelves and Fibre Channel disks currently available for the F800 and FAS900 series filers. The FAS250 provides customers with an attractive entry-level price and a simple upgrade path to higher-capacity, higher-performance filers.

•	NetApp F87 filer. The NetApp F87 filer is targeted at workgroup and remote branch office environments. The F87 filers leverage high-volume components to bring industry-leading NetApp features and functionality to entry-level applications, supporting access for up to 576 gigabytes (GB) of raw storage for user and application data. We have announced End Of Availability (EOA) of the F87 filer. During fiscal 2003 we continued to ship the F87 filer, but expect that this product will be phased out as new products are introduced in fiscal year 2004.

Gateway Filers

      The Network Appliance gFilerTM gateway is an innovative storage consolidation solution that provides file-level access to data stored in Fibre Channel storage arrays. The file data is accessed via client systems and application servers on an IP network. The NetApp gFiler uses the Data ONTAP microkernel, and functions as a NAS file server when connected to a Fibre Channel SAN from other enterprise storage vendors. Proven multiprotocol file services and advanced NetApp data management capabilities are available for consolidating, protecting, and recovering mission-critical data for applications and users.

      Current gateway filer products include:

•	NetApp GF960/c gateway. Provides industry-leading performance to thousands of independent users and high-bandwidth applications. Scales to 48TB of managed capacity when configured for simultaneous active/active file access with secure failover across two independent systems.

•	NetApp GF940/c gateway. Provides flexibility and industry-leading performance across a broad range of enterprise applications. Scales to 18TB of managed capacity when configured for simultaneous active/active file access with secure failover across two independent systems.

•	NetApp GF825/c gateway. Provides flexibility and industry-leading price/performance across a broad range of enterprise applications. Scales to 6TB of managed capacity when configured for simultaneous active/active file access with secure failover across two independent systems.

      The gFiler gateway series for Hitachi Freedom Storage is available exclusively through Hitachi Data Systems.

NearStore Systems

      NetApp NearStore products are designed for improving data backup and recovery architectures, storing reference and regulated data, and archiving infrequently accessed files. NearStore systems back up and restore data with speed, consistency, and scalability unmatched in tape-based backup/restore solutions. The product complements and significantly improves existing tape backup processes by inserting economical and simple-to-use disk-based storage between application storage and tape libraries, resulting in a highly efficient two-stage backup configuration. Unlike alternative technologies, recovery time is measured in seconds and minutes, not hours and days. Almost any type of primary storage can be backed up to NearStore systems, including UNIX, Linux, or Windows servers with direct-attached or SAN-attached storage from all other storage vendors, desktop and notebook computers, and NetApp filers. NearStore can also be used as a mirror target within a data center, or for mirroring data from distributed offices or branches to a central location in a fully heterogeneous, platform-independent architecture.

      NearStore systems are also ideal for consolidating nearline data resources, including reference and archive data into a single storage platform. This platform can be located and managed centrally, reducing costs associated with data center operations.

      With the advent of SEC regulation 17a-4 and HIPAA as well as several governmental defense requirements, NearStore, in conjunction with NetApp SnapLockTM software, is part of an open access data-retention solution targeted at regulated data industries, such as financial services, healthcare, pharmaceuticals, and government.

      Current NearStore products include:

•	The NearStore R150 is available in system modules of 12TB and 24TB. Multiple modules are easily configured and managed to provide hundreds of terabytes of storage with DataFabricTM Manager and Virtual File ManagerTM software.

•	The NearStore R100 was the first family of NearStore products and was introduced in fiscal year 2002. The NearStore R100 is available in system modules of 7TB and 12TB.

NetCache Appliances

      The NetCache product line is a scalable suite of appliances, designed to solve complex Web content delivery problems faced by enterprises and service providers. NetCache appliances currently power some of the world’s largest enterprises and telecommunications networks. These appliances are deployed across the entire network, from the primary data center to remote points of presence (POPs) and local offices worldwide. They reduce network latency to enhance the overall Web experience for intranet users, e-commerce customers, and external suppliers and partners. NetCache appliances reliably deliver high-quality audio and video streams, enabling a host of next-generation network services and applications such as online training, executive broadcasts, and large-scale corporate and consumer video-on-demand services. NetCache appliances also enable the delivery of value-added services such as load balancing and virus scanning at the edge of the network.

      Current NetCache products include:

•	NetCache C6100. The high-end NetCache C6100 delivers high levels of performance and reliability for the data center and other high-bandwidth locations. Large content libraries — up to 2TB of storage — can be reliably stored and optimally accessed. Enterprises and service providers use the NetCache C6100 to improve end-user response times, manage quality of service, reduce bandwidth costs, and provide security and content-filtering controls.

•	NetCache C2100. The midrange NetCache C2100 optimizes price/performance by supporting a wide range of capacity and reliability features. Reliability and availability of mission-critical data are ensured with features such as RAID data protection, redundant hardware, and hot-swap drives. These capabilities make the NetCache C2100 an attractive solution for environments experiencing rapid growth.

•	NetCache C1200. Globally distributed enterprises, small/medium-sized businesses, and service provider remote points of presence select the entry-level NetCache C1200 for its attractive price point and space-sensitive design. The affordable, fast access to data and content-filtering capabilities increase productivity and improve overall user satisfaction. The appliance architecture is especially attractive in these environments where there is often limited local technical expertise.

Software Products

      Network Appliance sells filer-based software as well as server-based software that simplifies storage administration as well as increases data availability. All NetApp appliances are configured with the Data

ONTAP microkernel as part of the base system, which includes the patented Write Anywhere File Layout (WAFL®) file system. We introduced Data ONTAP 6.3 and 6.4 during fiscal 2003, and included support for the Fibre Channel SAN protocol and the Ethernet-based iSCSI protocol, as well as several new data management, data replication, and data protection software products. Data ONTAP software offers a unique set of features to ensure mission-critical availability levels, while lowering the total cost of ownership and the complexity typically associated with enterprise storage management. SnapshotTM technology, included as part of the base system, enables online backups and provides rapid access to previous versions of data without requiring complete separate copies. Snapshot copies also eliminate the need to recover data from a tape archive in the event of a disaster or user error.

      Network Appliance develops software support for a number of industry-standard protocols. The base filer and NearStore systems include one protocol, and additional protocols may be added at any time for an additional license fee. Protocols available on filer and NearStore systems include:

•	Common Internet File System (CIFS). CIFS is an industry-standard network file-sharing protocol used in Microsoft® Windows environments.

•	Direct Access File System (DAFS). The Direct Access File System (DAFS) protocol solves the I/O and data-sharing problems that exist in high-performance data center applications, including collaborative environments and databases. DAFS takes advantage of standard memory-to-memory interconnects, including virtual interface (VI) and InfiniBand, to dramatically improve the performance, reliability, and scalability of these applications. The DAFS protocol is not available on NearStore systems.

•	Fibre Channel Protocol (FCP). FCP is the standard serial SCSI command protocol used in Fibre Channel SAN networks. FCP is a heterogeneous protocol supported by all standard Linux, UNIX, and Windows operating systems.

•	iSCSI protocol. iSCSI, a new protocol defined by the Internet Engineering Task Force, offers the consolidation, scalability, and management advantages of a storage area network (SAN) without the unfamiliarity, complexity, and expense of Fibre Channel. iSCSI is an Ethernet-based protocol.

•	Network File System (NFS). NFS is an industry-standard client/server protocol for sharing files and directories over a network in Linux and UNIX environments.

      The base NetCache system includes support for caching standard Web protocols, as well as support for proxy caching. NetCache protocols available for an additional license fee include:

•	Distributed Network File Services (DNFS). Provides rapid access to shared UNIX files for enhanced collaboration in distributed environments. DNFS appliances deployed in remote offices automatically replicate, store, and serve the files or file portions that are requested by remote users without the need for any replication software or scripts.

•	Microsoft Windows MediaTM streaming. Fully supports Windows Media features such as live stream splitting, delivery of video-on-demand, and support for digital rights management, authentication, authorization, and logging.

•	QuickTimeTM streaming. Supports Apple® QuickTime streaming servers and the Apple QuickTime player to optimize the delivery of QuickTime content.

•	RealNetworks® streaming. Supports RealAudioTM, RealVideoTM, and replicates SureStream functionality between RealSystemTM servers and RealPlayer®.

      Network Appliance also offers a comprehensive set of software products that provide specialized functionality to solve a variety of business problems. These add-on software features and products include:

•	ApplianceWatchTM. ApplianceWatch software allows IT professionals to centrally manage and administer NetApp appliances using standard management frameworks, including products from HP OpenView and Tivoli.

•	Clustered Failover software. Clustered Failover software for filers ensures high data availability for business-critical environments by eliminating any single point of failure through a fully redundant, active/active network storage cluster configuration.

•	ContentDirectorTM. ContentDirector software provides secure distribution of Web content from centrally deployed storage appliances across global networks to multiple remotely deployed storage appliances. In addition, it fully automates distribution and synchronization of Internet content, including streaming media, applications, and graphics.

•	DAFS Database Accelerator (DDA). The DDA is a high-performance storage solution for SunTM SolarisTM- based servers running Oracle8iTM and Oracle9iTM, IBM DB2, and Sybase® database software. It is the industry’s first DAFS implementation and is an efficient, transparent storage solution for database management systems, delivering the performance of direct-attached disks with the ease of management of filer-based storage.

•	DataFabricTM Manager software. DataFabric Manager offers the ability to manage multiple NetApp filer appliances, NearStore systems, and NetCache appliances from a single administrative console, reducing administrative complexity and total cost of ownership. DataFabric Manager 2.1 and 2.2 were introduced during fiscal year 2003.

•	FilerView®. FilerView a Web-based administration tool, allows IT administrators to fully manage filers from remote locations on the network using a Web browser.

•	MetroCluster. MetroCluster, introduced during fiscal 2003, is a highly available business continuance solution ideal for campus and metropolitan area networks. MetroCluster enables customers to quickly and easily resume mission-critical operation at a remote site with no data loss and minimal downtime.

•	MultiStoreTM. Many enterprises have thousands of Windows and UNIX file servers distributed throughout their networks. These servers not only represent an enormous hardware investment, they also create huge, ongoing administration costs. NetApp MultiStore reduces this major expense and complexity by enabling a single physical filer to appear as multiple virtual filers. NetApp MultiStore software enables customers to quickly and seamlessly consolidate a large number of servers onto a single filer.

•	SnapDriveTM. SnapDrive is a management software package that enables customers to take full advantage of the simple data management capabilities of the filer appliance in block-based storage environments. SnapDrive 2.0 was introduced during fiscal year 2003.

•	SnapLockTM. SnapLock, introduced during fiscal year 2003, is designed to meet the requirements of “data permanence” required by various government regulations — most notably SEC Reg 17a-4 for financial services broker-dealers. SnapLock provides WORM (write once, read many) attributes such as nonerasability and nonrewritability that prevent data, once it is stored on NearStore, from ever being altered or deleted.

•	SnapManager®. SnapManager software for Microsoft Exchange 5.5 and Microsoft Exchange 2000 allows customers to perform online backup and rapid recovery of Microsoft Exchange data. SnapManager software has been enhanced in fiscal year 2003 to also provide the same benefits of online backup and rapid recovery to SQL Server and Lotus Domino environments as well.

•	SnapMirror®. SnapMirror remote mirroring software enables automated asynchronous file system replication between sites. SnapMirror leverages the Data ONTAP Snapshot technology and enables customers to quickly recover from site disasters, easily replicate critical data, and cost-effectively deploy centralized backup architectures.

•	SnapRestore®. SnapRestore allows rapid restoration of a file system to an earlier point in time, typically in only a few seconds. SnapRestore is based on the Data ONTAP Snapshot technology and enables customers to greatly minimize recovery time in the event of data corruption or loss.

•	SnapVaultTM. SnapVault provides extended and centralized disk-based backup for filers, and for heterogeneous servers with their associated storage, by periodically backing up data to, and maintaining snapshots on, another filer or NearStore system on the network. Storing multiple Snapshot copies on the SnapVault server enables enterprises to keep weeks, months, or years of backups online, improving recovery times in the event of a disaster or data corruption.

•	SyncMirrorTM. SyncMirror, introduced during fiscal 2003, is a synchronous data replication tool for mission- critical applications in a local data center environment. The replicated data is completely up-to-date and provides a higher level of data availability by protecting data against various physical storage component failures.

•	Virtual File ManagerTM (VFM). VFMTM, introduced during fiscal year 2003, is a file virtualization solution for managing distributed storage in Windows and multiprotocol environments. VFM provides a global namespace that dramatically simplifies the administration of large file server environments.

      Customers may purchase an annual software subscription upgrade that provides online access to all software and firmware upgrades and updates.

Customer Service and Support

      Network Appliance offers comprehensive, global, enterprise-wide support solutions. Some enterprise customers require a comprehensive, enterprise-wide support solution, while others operate with complete self-sufficiency. Our flexible service programs help our customers maximize data availability and maintain a low total cost of ownership.

      Network Appliance’s commitment to customer service and satisfaction is reflected in our Global Support Center (GSC) operations available from four locations: Sunnyvale, California; Raleigh, North Carolina; Hoofddorp, Netherlands; and Singapore. Our “follow the sun” strategy provides around-the-clock support regardless of where our customer is located. All four Global Support Centers have received the Support Center Practices (SCP) certification, which is an internationally recognized standard created by the Service & Support Professionals Association (SSPA) and a consortium of IT companies to create a recognized quality certification for support centers.

      Our proactive service options provide comprehensive enterprise-wide support and ensure optimal system configuration and performance:

•	Global Advisor and Global Advisor Plus. Network Appliance will review GSC cases and remotely monitor systems for trends or issues beyond the base AutoSupport level. With Global Advisor Plus, we provide customers with direct access to back-line engineers.

•	System Availability Management (SAM) and System Availability Management Plus (SAM+). Network Appliance performs regular site inspections and system availability reviews. With System Availability Management Plus, customers also receive on-site, 7x24 emergency response from our Professional Services engineers.

      Network Appliance Professional Services solutions offer proactive protection. From regularly scheduled audits to performance optimization and technology refresh recommendations, we work to ensure that customers maximize information availability and minimize downtime. Our Professional Services products include services that address:

•	Assessment of existing resources, practices, and performance;

•	Storage solution design;

•	Network architecture evaluation and recommendations;

•	Data migration;

•	Database consulting;

•	System moves;

•	Installation and configuration;

•	System availability management audits;

•	Disaster recovery assessment, solution design, and deployment; and

•	Data protection solutions.

      Warranty coverage for hardware is product-specific, for a term of either one year or three years, depending upon the product. Software warranty is for 90 days. The 90-day period warrants that media will be free of defects and will perform substantially as described in the end-user documentation. Warranty coverage includes: access to the NOWTM (NetApp on the Web) Web site and knowledge system, AutoSupport; next-business-day exchange of system components; 7x24 emergency phone support; and 7x24 Web case support for nonemergency situations.

      A customer can purchase an extended warranty after the initial warranty coverage expires. Purchasing the extended warranty entitles the customer to access the services included in the base warranty for an additional period of time, and is typically renewed on an annual basis.

      Customers can select from a comprehensive menu of service options to design a service program that complements their existing in-house capabilities. Customers can supplement their warranty or extended warranty packages by choosing from service options including the following:

•	Software Subscription and Support (SSP). Provides 24x7 software phone support and entitles the customer to all major and minor releases of Network Appliance software and firmware upgrades. Customers who have a current software subscription are able to download new software releases from the NOW Web site.

•	On-site service. Network Appliance provides next-business-day, 2-, or 4-hour on-site service for select configurations of NetApp equipment. Provides 24x7 phone support and next-business-day, 2-hour, or 4-hour response time to system problems. After case diagnosis, a Network Appliance qualified technician will be dispatched to the customer facility to perform on-site diagnostics and troubleshooting of the Network Appliance equipment and perform the necessary hardware/software changes.

•	Hardware delivery and replacement. Provides 24x7 phone support and 2- or 4-hour delivery of parts after a case has been submitted to Network Appliance and diagnosed. A customer support representative or automated AutoSupport process will dispatch the parts delivery once the case has been diagnosed as hardware replacement. Customers may also purchase packages that include a response by a Network Appliance qualified technician.

      Education: Network Appliance offers instructor-led, Web-based, computer-based, self-paced, or distance-learning classes, as well as custom on-site education programs and technical certification programs. Certified, experienced Network Appliance trainers teach the instructor-led programs around the world. All courses include practical lessons and feature extensive hands-on experience in installing, configuring, and troubleshooting NetApp systems.

Segment and Geographic Information

      See Note 8 to the Consolidated Financials Statements accompanying this Annual Report on Form 10-K.

Seasonality

      Although operating results have not been materially and adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly in Europe, our future operating results could be materially adversely affected by seasonality. See “Risk Factors — Factors beyond our control could cause our quarterly results to fluctuate” and “Risks inherent in our international operations could have a material adverse effect on our operating results” accompanying this Annual Report on Form 10-K.

Sales and Marketing

      Network Appliance markets and distributes products globally in over 90 countries employing a multichannel distribution strategy, which focuses on product sales to end users through a direct sales force, value-added resellers, system integrators, and original equipment manufacturers (OEM). In North America, we employ all forms of distribution previously mentioned, with a focus on direct sales to our strategic and named accounts. In Europe, we employ a mix of resellers and direct sales channels to sell to end users. In Asia, our products are primarily sold through resellers, which are supported by channel sales representatives and technical support personnel. No single customer accounted for 10% or more of net sales in fiscal 2003, 2002, or 2001.

Backlog

      Network Appliance manufactures products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. For these reasons, “orders” may not constitute a firm backlog and may not be a meaningful indicator of revenues.

Manufacturing

      Manufacturing operations, with insourced and outsourced locations in Sunnyvale, California, and Glasgow, Scotland, include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, and final test. We rely on many suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality-training programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing redundancy. See “Risk Factors — We rely on a limited number of suppliers” and “Risk Factors — The loss of our contract manufacturers.” This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility for rapid expansion. We were awarded the ISO 9001 certification on May 29, 1997, and continue to be ISO-certified.

Research and Development

      During fiscal year 2003, Network Appliance launched unified storage platforms designed to support both SAN and NAS simultaneously. We introduced a number of new systems, including the F825 midrange filer, the FAS940 and FAS960 high-end filers, the NetCache C1200 and C2100, and the NearStore R150, which continues to define a new category of storage solution. We completed the development of the new FAS250 entry-level enterprise filer, and began delivery to customers in the first quarter of fiscal year 2004. We also launched new software products that significantly improve data management capabilities, provide new solutions in the areas of data protection and backup and recovery, and enable new business continuance functionality.

      See “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance, our operating results could be materially adversely affected.”

Competition

      The storage and content delivery markets are intensely competitive and are characterized by rapidly changing technology.

      In the storage market, our FAS appliances and data management software compete primarily against storage products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company (including the integrated Compaq Computer Corporation), IBM Corporation, and Sun Microsystems, Inc. We have also historically encountered less-frequent competition from companies including Dell, LSI Logic Corp., MTI Corp., Procom Technology, and Silicon Graphics, Inc.

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including Akamai Technologies, Inc., BlueCoat Systems (formerly CacheFlow, Inc.), and Cisco Systems, Inc.

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

Proprietary Rights

      We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our Network Appliance name and logo, FAServer®, FilerView, NetApp, NetCache, SecureShare® SnapManager, SnapMirror, SnapRestore, and WAFL as trademarks in the United States (“U.S.”). Other U.S. trademarks and some of the other U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. See “Risk Factors — If we are unable to protect our intellectual property, we may be subject to increased competition that could materially adversely affect our operating results.”

Employees

      As of April 25, 2003, we had 2,345 employees. Of the total, 1,199 were in sales and marketing, 526 in research and development, 283 in finance and administration, and 337 in manufacturing and customer service operations. Our future performance depends in significant part on our key technical and senior management personnel, none of whom is bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.

Additional Information

      Our Internet address is http://www.netapp.com/. We make available through our Internet Web site our annual reports on Form 10-K, quarterly reports on form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information about this Public Reference Room is available by calling 1-800-SEC-0330.

Executive Officers

      Our executive officers and their ages as of May 23, 2003, are as follows:

Name	Age	Position

Daniel J. Warmenhoven	52	Chief Executive Officer and Director
Thomas F. Mendoza	52	President
Steven J. Gomo	51	Senior Vice President of Finance and Chief Financial Officer
Jeffry R. Allen	51	Executive Vice President, Business Operations
David Hitz	40	Executive Vice President, Engineering
James K. Lau	44	Executive Vice President and Chief Strategy Officer

      Daniel J. Warmenhoven joined the Company in October 1994 as President and Chief Executive Officer, and has been a member of the Board of Directors since October 1994. In May 2000, he resigned the role of President, and currently serves as Chief Executive Officer and is a Director of Network Appliance, Inc. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including President, Chief Executive Officer, and Chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications company, from November 1989 to January 1994. He presently serves on the Board of Directors of Redback Networks, Inc., a communications products company. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

      Thomas F. Mendoza was appointed President in May 2000. Previously he served as our Senior Vice President, Worldwide Sales and Marketing, from February 1999 and Senior Vice President, Worldwide Sales from 1998. Prior to that he served as Vice President, North American Sales. Prior to April 1994, Mr. Mendoza served in various capacities including Vice President, Sales, at Work Group Technology; Vice President of North American Sales at Auspex Systems, Inc.; and Vice President of Western Operations at Stratus Computer Corp. Mr. Mendoza holds a B.A. degree from the University of Notre Dame.

      Steven J. Gomo joined Network Appliance as Senior Vice President of Finance and Chief Financial Officer in August 2002. Prior to joining the Company, he served as Chief Financial Officer of Silicon Graphics, Inc., from February 1998 to August 2000, and most recently, Chief Financial Officer for Gemplus International S.A., headquartered in Luxembourg from November 2000 to April 2002. Prior to February 1998, he worked at Hewlett-Packard Company for 24 years in various positions including financial management, corporate finance, general management, and manufacturing. Mr. Gomo holds a master’s degree in Business Administration from Santa Clara University and a B.S. degree in Business Administration degree from Oregon State University.

      Jeffry R. Allen was appointed Executive Vice President, Business Operations, in August 2002. Previously he served as our Executive Vice President, Finance and Operations, from May 2000 to August 2002. Mr. Allen served as our Chief Financial Officer, Senior Vice President, Finance and Operations, and Secretary from December 1996 to May 2000. From October 1994 to December 1996, Mr. Allen served in various capacities, including Senior Vice President of Operations and Vice President and Controller of Bay Networks, Inc. Prior to October 1994, Mr. Allen held various positions at SynOptics, Inc., the latest of which was Vice President and Controller. Before joining SynOptics, Inc., he held various positions at Hewlett-Packard Company, the latest of which was Controller of the Information Networks Group. Mr. Allen holds a B.S. degree from San Diego State University.

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

Risk Factors

      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page [3] of this Annual Report on Form 10-K for additional discussion of these forward-looking statements. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

Factors beyond our control could cause our quarterly results to fluctuate.

      We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	general decrease in global corporate spending on information technology leading to a decline in demand for our products;

•	the effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting;

•	the level of competition in our target product markets;

•	the size, timing, and cancellation of significant orders;

•	product configuration and mix;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	market acceptance of new products and product enhancements;

•	announcements, introductions, and transitions of new products by us or our competitors;

•	deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	supply constraints;

•	technological changes in our target product markets;

•	the levels of expenditure on research and development and sales and marketing programs;

•	our ability to achieve targeted cost reductions;

•	excess facilities;

•	future accounting pronouncements and changes in accounting policies; and

•	seasonality.

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

Our gross margins may vary based on the configuration of our products, and such variation may make it more difficult to forecast our earnings.

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

      Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations or previously higher levels, net income will be disproportionately affected in a material and adverse manner.

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

Our future financial performance depends on growth in the network storage and content delivery markets; if these markets do not continue to grow at the rates at which we forecast growth, our operating results will be materially and adversely impacted.

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

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, or if we fail to manage the transition between our new and old products, our operating results could be materially adversely affected.

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

      In particular, in conjunction with the introduction of our product offerings in the fabric-attached storage market, we introduced products with new features and functionality that address the storage area network market. During fiscal 2003, we introduced iSCSI-enabled unified storage solutions. We also introduced Direct Access File System (DAFS) protocol-capable products and NearStore backup and recovery products during fiscal 2002. We face risks relating to these product introductions, including risks relating to forecasting of demand for such products, as well as possible product and software defects and a potentially different sales and support environment associated with selling these new systems. If any of the foregoing occur, our operating results could be adversely affected.

      As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands.

Our business could be materially adversely affected as a result of a natural disaster, terrorist acts, or other catastrophic event.

      Our operations, including our suppliers’ and contract manufacturers’ operations, are susceptible to outages due to fire, floods, power loss, power shortages, telecommunications failures, break-ins, and similar events. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

      Weak economic conditions or terrorist actions could lead to significant business interruptions. If such disruptions result in cancellations of customer orders, a general decrease in corporate spending on information technology, or direct impacts on our marketing, manufacturing, financial functions, or our suppliers’ logistics function, our results of operations and financial condition could be adversely affected.

We depend on attracting and retaining qualified technical and sales personnel; if we are unable to attract and retain such personnel, our operating results could be materially and adversely impacted.

      Our continued success depends, in part, on our ability to identify, attract, motivate, and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate, and retain qualified engineers with the requisite education, backgrounds, and industry experience. In spite of the economic downturn, competition for qualified engineers, particularly in Silicon Valley, can be intense. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships and could materially adversely affect our operating results.

Risks inherent in our international operations could have a material adverse effect on our operating results.

      We conduct business internationally. For fiscal 2003, approximately 42.1% of our total revenues were from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

      Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge our currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flow. All balance sheet hedges are marked to market through earnings every period, while gains and losses on cash flow hedges are recorded in other comprehensive income. There can be no assurance that such hedging strategy will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

      In the storage market, our FAS appliances and data management software compete primarily against storage products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company (including the integrated Compaq Computer Corporation), IBM Corporation, and Sun Microsystems, Inc. We have also historically encountered less-frequent competition from companies including Dell, LSI Logic Corp., MTI Corp., Procom Technology and Silicon Graphics, Inc.

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including Akamai Technologies, Inc., BlueCoat Systems (formerly Cacheflow, Inc.) and Cisco Systems, Inc.

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

We rely on a limited number of suppliers, and any disruption or termination of these supply arrangements could delay shipment of our products and could materially adversely affect our operating results.

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

The loss of any contract manufacturers or the failure to accurately forecast demand for our products or successfully manage our relationship with our contract manufacturers could negatively impact our ability to manufacture and sell our products.

      We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationship with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory, or incur cancellation charges or penalties, which could adversely impact our operating results.

      We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. We may need to increase our material purchases, contract manufacturing capacity, and internal test and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products, or the inability to obtain raw materials, could cause a delay in our ability to fulfill orders.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

      An element of our strategy to enhance revenue is to strategically partner with major third-party software and hardware vendors who integrate our products into their products and also comarket our products. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish strategic relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time.

      We intend to continue to establish and maintain business relationships with technology companies to accelerate the development and marketing of our storage solutions. To the extent we are unsuccessful in developing new relationships and maintaining our existing relationships, our future revenue and operating results could be impacted negatively. In addition, the loss of a strategic partner could have a material adverse effect on the progress of new products under development with that partner.

We may incur problems with current or future equity investments and acquisitions, and these investments may not achieve our objectives.

      From time to time, we make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control, and recent events have adversely affected the public equity market. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In fiscal 2003, we recorded a non-cash, other-than-temporary write-down of $0.7 million related to the impairment of our investment in a publicly traded company. In the second quarter of fiscal 2002, we recorded a noncash, other-than-temporary write-down of $13.0 million related to impairments in publicly traded and private companies.

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

      In addition, we adopted Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. As of May 1, 2002, the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of April 30, 2003, there had been no impairment of goodwill and intangible assets. There can be no assurance that future impairment tests will not result in a charge to earnings. See Note 13 under Notes to Consolidated Financial Statements.

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

Undetected software, hardware errors, or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues.

      Our products may contain undetected software, hardware errors, or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially adversely affect our operating results.

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operation for future periods could be materially affected.

      The preparation of the consolidated financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions. In addition, see our Critical Accounting Policies under Item 7.

If we are unable to protect our intellectual property, we may be subject to increased competition that could materially adversely affect our operating results.

      Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. Some U.S. trademarks and some U.S.-registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers, strategic partners, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. The pending applications may not be approved and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.

      Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the U.S. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products, or design around patents issued to us or other intellectual property rights of ours.

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

      We lease other sales offices and research and development facilities throughout the U.S. and internationally. We believe that our existing facilities and those being developed in Sunnyvale are adequate for our requirements over at least the next two years and that additional space will be available as needed.

      As a result of reductions in headcount in fiscal 2002, we have exited office space under noncancellable leases in both the U.S. and Europe. If we are unable to successfully sublease our vacated and unoccupied office space, our operating results may be adversely affected. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

      Our common stock commenced trading on the Nasdaq National Market on November 21, 1995, and is traded under the symbol “NTAP.” As of April 25, 2003, there were 1,016 holders of record of the common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq National Market.

	Fiscal 2003		Fiscal 2002

	High	Low	High	Low

First Quarter	$18.04	$9.25	$28.21	$9.88
Second Quarter	10.64	5.63	15.27	6.54
Third Quarter	14.35	8.92	26.89	11.78
Fourth Quarter	14.88	9.40	21.74	15.32

      We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1. Business — Risk Factors.”

      We have never paid cash dividends on our capital stock. We currently anticipate retaining all available funds, if any, to finance internal growth and product development as well as other management initiatives, including stock repurchases and acquisitions. Payment of dividends in the future will depend upon our earnings and financial condition and such other factors as the directors may consider or deem appropriate at the time.

Item 6.	Selected Consolidated Financial Data

Five fiscal years ended April 30, 2003

	2003	2002	2001	2000	1999

	(In thousands, except per-share amounts)
Total Revenues	$892,068	$798,369	$1,006,186	$579,300	$289,420
Income (Loss) from Operations	87,606	(1,062)	109,657	105,368	55,126
Net Income	76,472	3,033	74,886	73,792	35,613
Net Income per Share, Basic	0.23	0.01	0.23	0.25	0.13
Net Income per Share, Diluted	0.22	0.01	0.21	0.21	0.11
Total Assets	1,319,173	1,108,806	1,036,252	592,233	346,347
Long-Term Deferred Revenue and Other	66,800	34,770	13,031	333	93
Total Stockholders’ Equity	987,357	858,476	804,448	478,746	295,724

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

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

      We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	inventory write-down;

•	restructuring accruals;

•	loss contingencies;

•	impairment losses on investments;

•	accounting for stock-based compensation; and

•	accounting for income taxes.

Revenue Recognition and Allowances

      We apply the provisions of SOP 97-2, “Software Revenue Recognition” and related interpretations to all revenue transactions. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order prior to recognizing revenue on an arrangement.

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms as FOB shipping point. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and condition practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable.

•	Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

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

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the first quarter of fiscal 2003, we recorded a non-cash, other-than-temporary write-down of $0.7 million related to impairments of our investments in a publicly traded company. In the second quarter of fiscal 2002, we recorded a non-cash, other-than-temporary write-down of $13.0 million related to impairments of our investments in publicly traded and private companies.

Accounting for Stock-based Compensation

      We account for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion No. 25 (“APB” No. 25), Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for

Stock-Based Compensation,” as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

Accounting for Income Taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the U.S. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the U.S. and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S.

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

New Accounting Standards

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has provided disclosures for the year ended April 30, 2003 as required by FIN 45 in Note 14 to its consolidated financial statements. The Company does not expect adoption of the liability recognition provisions to have a material impact on its financial position or results of operations.

      In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material effect on its consolidated financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 effective April 30, 2003.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company does not expect to identify any variable interest entities that must be consolidated.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company upon adoption.

      In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the effect of this statement on its consolidated financial statement. The Company does not expect that the adoption of SFAS 150 will have a material effect on its consolidated financial statements.

Non-Audit Services Provided by Independent Auditors

      During fiscal 2003, our independent auditors, Deloitte & Touche LLP, performed the following non-audit services that have been approved by our Audit Committee of the Board of Directors: local statutory audits and certain taxation matters. See more detailed disclosure in the Proxy Statement.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Year Ended April 30,

	2003	2002	2001

Revenues:	100.0%	100.0%	100.0%
Product revenue	89.9	91.4	95.2
Service revenue	10.1	8.6	4.8
Cost of revenues:
Cost of product revenue	31.3	33.5	34.2
Cost of service revenue	7.4	7.0	6.0

Gross Profit	61.3	59.5	59.8

Operating Expenses:
Sales and marketing	34.2	35.6	28.7
Research and development	12.7	14.6	12.0
General and administrative	4.1	5.1	4.0
Amortization of goodwill	—	1.9	0.9
In process research and development	—	—	2.7
Stock compensation	0.4	0.9	0.6
Restructuring charges	0.1	1.5	—

Total Operating Expenses	51.5	59.6	48.9

Income (Loss) From Operations	9.8	(0.1)	10.9
Other Income (Expense), net:
Interest income	1.4	2.2	2.2
Other income (expense), net	(0.2)	(0.2)	0.1
Net loss on investments	(0.1)	(1.6)	—
Gain on sale of intangible asset	0.1	—	—

Total other income, net	1.2	0.4	2.3

Income Before Income Taxes	11.0	0.3	13.2
Provision (Benefit) for Income Taxes	2.4	(0.1)	5.8

Net Income	8.6%	0.4%	7.4%

Fiscal 2003 Compared to Fiscal 2002

      Product revenues — Product revenues increased by 9.9% to $802.3 million in fiscal 2003, from $729.9 million in fiscal 2002. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the prior year.

      Our revenue growth was primarily driven by new product innovation as we continue to enhance and extend our full-line enterprise portfolio, providing customers with a lower overall cost of ownership. We expanded both our customer base and strategic partnerships with enterprise infrastructure providers and gained market acceptance for our new and expanded unified storage, NearStore and NetCache products. We believe our competitive advantage is a result of lower total cost of ownership from a combination of four factors: lower acquisition cost, reduced administrative overhead, minimized service cost, and reduced downtime of critical business applications.

      Product revenues were favorably impacted by the following factors:

•	increased sales from industry verticals, including energy, telecommunications, financial services, manufacturing, life sciences, and the government;

•	a higher average selling price for our newer products: FAS960, FAS940, F825 filer, F87 filer, C2100 and C1200 NetCache products, as well as NearStore R100 and R150 nearline storage systems and software features;

•	data management software offering a unique set of features to enable mission-critical availability, while reducing the complexity of enterprise storage management;

•	higher sales of software subscription upgrades, representing 8.4% and 6.6% of total revenues for fiscal 2003 and 2002, respectively;

•	increased revenues from our new product introductions such as: FAS960, FAS940, F825, F810 and F87 filer products; NearStore R100 and R150 systems; and NetCache C2100 and C1200 appliances; and

•	increased sales through indirect channels, including sales through our OEM partners, representing 46.5% and 39.1% of total revenues for fiscal 2003 and 2002, respectively.

      Product revenues were negatively impacted by the following factors:

•	continued weakness in demand for our products resulting from unfavorable economic conditions and capital spending environment;

•	continued weakness in technology spending from Internet- and technology-related customers;

•	decreased cost per megabyte as a result of larger disk capacity; and

•	declining average selling price and unit sales of our older filer and caching products.

      Service revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 31.2% to $89.8 million in fiscal 2003, from $68.5 million in fiscal 2002. Service revenues are generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. The increase in service revenues (representing 10.1% and 8.6% of total revenues for fiscal 2003 and 2002, respectively) was due to an increasing number of enterprise customers, who typically purchase more complete service packages. Higher service revenues was also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers. While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in fiscal 2004.

      International total revenues (including U.S. exports) increased by 11.9% for fiscal 2003 as compared to fiscal 2002. International total revenues were $375.2 million, or 42.1% of total revenues for fiscal 2003. The increase in international sales for fiscal 2003 was primarily a result of European and Asia Pacific net revenues growth, driven by larger storage implementations and new products, and positive foreign exchange effects from a weak U.S. dollar, as compared to the prior year.

      Product gross margin — Product gross margin increased to 65.1% of product revenues for fiscal 2003 as compared to 63.3% in fiscal 2002. Amortization of existing technology included in cost of product revenue was $5.5 and $5.7 million, respectively, for fiscal 2003 and 2002. For fiscal 2004, estimated future amortization expense is $3.0 million and none thereafter.

      Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	competitive pricing solutions with our core filer products bundled with software features;

•	higher average selling prices for our new products;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers; and

•	manufacturing cost management.

      Product gross margin was negatively impacted by:

•	increased sales through indirect channels;

•	higher disk content with an expanded storage capacity for the higher-end products;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower average selling price of certain add-on software options.

      Service gross margin — Service gross margin increased to 26.5% for fiscal 2003 compared to 18.2% for fiscal 2002. Investments in customer service increased by 17.8% to $66.0 million in fiscal 2003 from $56.0 million in fiscal 2002. The improvement in service gross margin in fiscal 2003 was primarily due to operational and cost efficiencies in the global customer service organizations, combined with the ramping up of our service infrastructure in fiscal 2002 in anticipation of service revenue growth.

      Sales and marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 7.0% to $304.2 million for fiscal 2003, from $284.4 million for fiscal 2002. These expenses were 34.2% and 35.6% of total revenues for fiscal 2003 and fiscal 2002, respectively. The increase was attributed to the continued worldwide investment in our sales and customer service organizations associated with selling complete solutions at the enterprise level, marketing and various advertising programs, and expenses associated with our growing mix of enterprise customers and associated global account programs. Sales and marketing headcount decreased to 1,199 in fiscal 2003, from 1,224 in fiscal 2002.

      We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, and fees paid to outside consultants. Research and development expenses decreased 3.3% to $112.9 million in fiscal 2003, from $116.7 million in fiscal 2002. These expenses represented 12.7% and 14.6% of total revenues for fiscal 2003 and 2002, respectively. Research and development expenses decreased in absolute dollars, primarily as a result of cost control, reduction in discretionary spending efforts, the impact of fiscal 2002 restructuring activities. Research and development headcount increased to 526 in fiscal 2003, from 514 in fiscal 2002. We expect to continuously support current and future product development and enhancement efforts, and incur prototyping expenses and non-recurring engineering charges associated with the development of new products and technologies.

      We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We intend to continuously expand our existing product offerings and introduce new products, and expect that expenditures for these purposes will increase in absolute dollars. For both fiscal 2003 and 2002, no software development costs were capitalized.

      General and administrative — General and administrative expenses decreased 8.4% to $36.8 million in fiscal 2003, from $40.2 million in fiscal 2002. These expenses represented 4.1% and 5.1% of total revenues for fiscal 2003 and 2002, respectively. Decreases in absolute dollars were primarily due to cost control, reduction in discretionary spending efforts, the successful collection of previously accrued customer-specific bad debt allowances, partially offset by expenses associated with initiatives to enhance and implement an enterprise-wide ERP system. General and administrative headcount increased to 283 in fiscal 2003 from 246 in fiscal 2002. We believe that our general and administrative expenses will increase in absolute dollars in fiscal 2004 due to the investment in our enterprise-wide ERP system and expanded regulatory requirements.

      Amortization of Goodwill — Due to the adoption of SFAS No. 142, goodwill is no longer amortized in fiscal 2003 as compared to amortization expense of $15.2 million in fiscal 2002.

      Stock compensation — We account for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $3.6 million and $7.2 million in fiscal 2003 and 2002, respectively. This decrease was primarily due to $2.2 million of lower deferred stock compensation amortization in fiscal 2003 compared to fiscal 2002 attributed to forfeitures of unvested options assumed in the WebManage acquisition; a decrease of $2.1 million of stock compensation as 165,310 contingently issuable milestone shares relating to Orca valued at $3.0 million were released in fiscal 2002 as compared to the release of 99,186 shares valued at $0.9 million in fiscal 2003; offset by an increase of $0.7 million relating to the fair value of options granted to a member of the Board of Directors. Estimated future deferred stock compensation amortization relating to assumed WebManage unvested options and deferred salary investment options for fiscal 2004 are expected to be $1.2 million. For fiscal 2005, estimated future stock compensation amortization expenses are $0.2 million and none thereafter.

      Restructuring charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities.

Fiscal 2002 Second Quarter Restructuring Plan

      In August 2001, we implemented the first restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our then current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. The reserve balances of $0.8 million and $0.5 million, respectively, at April 30, 2003 and 2002, were included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million. During fiscal 2003, we recorded a net restructuring adjustment of $0.3 million due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $0.7 million to be payable through January 2006.

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2003 and 2002 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	$193	$—	$307	$500

Cash payments	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	$667	$—	$140	$807

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we announced and substantially completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters, which included a headcount reduction of 34 employees. As a result of this restructuring, we incurred a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-off. Of the reserve balance at April 30, 2003, $1.5 million was included in other accrued liabilities and the remaining $3.1 million was classified as long-term obligations.

      In January 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $0.9 million, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for additional total lease payments of $3.4 million to be payable through November 2010.

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2003 and 2002 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)
Adjustments	—	—	—	—

Reserve balance at April 30, 2002	184	—	4,532	4,716

Cash payments	(77)	—	(991)	(1,068)
Non-cash portion	—	—	—	—
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	$—	$—	$4,571	$4,571

      Of the reserve balances at April 30, 2003 and 2002, $1.5 million and $1.1 million, respectively were included in other accrued liabilities and the remaining $3.1 million and $3.7 million, respectively, were classified as long-term obligations.

      Interest income — During fiscal 2003, interest income was $12.2 million, as compared to $18.5 million in fiscal 2002. The decrease in interest income was primarily due to lower average interest rates, partially offset by higher investment balances provided by operating activities. We expect interest income to decline further in fiscal 2004, as existing investments mature and proceeds are reinvested in a lower interest-rate environment.

      Other income (expense), net — Other income (expense), net, included a net exchange loss from foreign currency transactions of $1.0 million and $1.8 million, respectively, for fiscal 2003 and 2002.

      Net loss on investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In fiscal 2003, we recorded a noncash, other-than-temporary write-down of $0.7 million related to the impairment of our investment in a publicly traded company. In fiscal 2002, we recorded a noncash, other-than-temporary write-down of $13.0 million related to impairments of our investments in publicly traded and private companies. During fiscal 2003, we sold shares of certain privately held investments and realized a net loss of $0.5 million. During fiscal 2002, we sold shares of certain marketable investments and the realized gain was not material.

      Gain on sale of intangible assets — We recorded a gain on sale of intangible assets of $0.6 million in fiscal 2003 related to the sale of our ContentReporterTM software. We intend to resell this software through a licensing arrangement.

      Provision (benefit), for income taxes — For fiscal 2003, our effective tax rate was 21.8%. The effective tax rate for fiscal 2003 differed from the U.S. statutory rate primarily due to credits, and foreign earnings in a lower tax jurisdiction. For fiscal 2002, we applied an annual benefit rate of 19.7% to pretax loss. Our effective tax rate is based on existing tax laws and distributions of income/(loss) among different entities and tax jurisdictions.

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

      Product revenues were negatively impacted by the following factors:

•	reduced demand for our products resulting from deteriorating macroeconomic conditions;

•	continued weakness in technology spending from Internet- and technology-related customers;

•	decreased sales through indirect channels, including sales through our OEM partners, representing 39.1% and 28.2% of total revenues for fiscal 2002 and 2001, respectively;

•	declining average selling price of the F700 filers and older caching products; and

•	declining unit sales of our older products.

      Product revenues were favorably impacted by the following factors:

•	increased sales from new industry verticals: energy, telecommunications, financial services, manufacturing, life sciences and the government;

•	a higher average selling price of our new products: our high-end F880 and low-end F87 filer products, as well as new NetCache appliances and software features;

•	competitive pricing advantage as a result of lower total cost of ownership in four aspects: lower acquisition cost, reduced administrative overhead, minimized service cost and reduced downtime of critical business applications;

•	data management and content delivery software offering a unique set of features to ensure mission-critical availability, while reducing the complexity of enterprise storage management;

•	higher sales of software subscription upgrades, representing 6.6% and 3.6% of total revenues for fiscal 2002 and 2001, respectively;

•	increased add-on software revenue from multiprotocol solutions; and

•	introduction of NearStore systems for business continuance and online recovery.

      Service revenues — Service revenues increased by 41.6% to $68.5 million in fiscal 2002, from $48.4 million in fiscal 2001. Service revenue is generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. The increase in service revenues (representing 8.6% and 4.8% of total revenues for fiscal 2002 and 2001, respectively) was primarily related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers.

      International total revenues (including U.S. exports) decreased by 12.4% for fiscal 2002 as compared to fiscal 2001. International total revenues were $335.2 million, or 42.0% of total revenues for fiscal 2002. The decline in international sales for fiscal 2002 was primarily a result of a slower demand in the Europe and Asia Pacific markets offset by our increased sales and marketing efforts internationally.

      Product gross margin — Product gross margin decreased to 63.3% of product revenues for fiscal 2002 as compared to 64.0% in fiscal 2001. Amortization of existing technology included in cost of product revenue was $5.7 and $2.6 million, respectively, for fiscal 2002 and 2001.

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

      Amortization of Goodwill — Due to the adoption of SFAS No. 142, goodwill is no longer amortized in fiscal 2003 as compared to amortization expense of $15.2 million in fiscal 2002 and $9.1 million in fiscal 2001.

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

      Stock compensation — We account for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $7.2 million and $6.2 million in fiscal 2002 and 2001, respectively. This increase was primarily attributable to the recognition of stock compensation on options assumed in the WebManage acquisition and the release of 165,310 contingently issuable milestone shares relating to Orca valued at $3.0 million.

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

      Net loss on investments — We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the second quarter of fiscal 2002, we recorded a noncash, other-than-temporary write-down of $13.0 million related to impairments of our investments in publicly traded and private companies. During fiscal 2002 and 2001, we sold shares of certain marketable equity securities and the realized gains for those periods were not material.

      Provision (benefit), for income taxes — For fiscal 2002, we applied an annual benefit rate of 19.7% to pretax loss. For fiscal 2001, our effective tax rate was 34.5%, which excluded the effect of non-deductible amortization of goodwill and the write-off of acquired in-process research and development. Our effective tax rate is based on existing tax laws and distributions of income/(loss) among different entities and tax jurisdictions.

Liquidity and Capital Resources

      As of April 30, 2003, as compared to the April 30, 2002 balances, our cash, cash equivalents, and short-term investments increased by $164.7 million to $618.8 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $124.9 million to $588.5 million as of April 30, 2003, compared to $463.6 million as of April 30, 2002. We generated cash from operating activities totaling $195.3 million and $143.9 million in fiscal 2003 and 2002, respectively. Net cash provided by operating activities in fiscal 2003 was principally related to net income of $76.5 million, increases in other accrued liabilities, accrued compensation and related benefits, income taxes payable, deferred revenue, coupled with depreciation, net loss on investments, amortization of intangible assets and stock compensation, partially offset by decreased accounts payable, and increases in accounts receivable, inventories, deferred income taxes and prepaid expenses and other assets.

      We used $61.3 million and $284.2 million of cash in fiscal 2003 and 2002, respectively, for capital expenditures. The fiscal 2002 property and equipment expenditure included the purchase of the land and buildings at our Sunnyvale headquarters site for $249.8 million. Excluding the Sunnyvale headquarters land and buildings acquisition, the increase in capital purchases year over year was primarily attributed to upgrades of our ERP infrastructure, computer-related purchases, and building improvements. We used net proceeds of $90.0 million and $149.9 million in fiscal 2003 and 2002, respectively, for net purchases of short-term investments. Investing activities in fiscal 2003 and 2002 also included new investments in privately-held companies of $0.7 million and $1.1 million, respectively. During fiscal 2003, we sold certain privately held investments and received proceeds of $0.8 million.

      We received $29.2 million and $230.2 million in fiscal 2003 and 2002, respectively, from financing activities. The change in cash flow from financing in fiscal 2002 included the effects of a decrease in restricted cash requirements of $193.7 million. This requirement was eliminated in April 2002 in conjunction with the purchase of our Sunnyvale headquarters and termination of our operating leases, and thus had no effect on cash flows from financing activities in fiscal 2003. The decrease in cash flow from financing activities was also a result of lower proceeds from stock option exercises as a result of the decline in our stock price.

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

Contractual Obligations

      The following summarizes our contractual obligations at April 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Operating lease payments	$10,096	$8,702	$6,190	$3,739	$2,918	$9,662	$41,307
Venture capital funding commitments	1,308	1,308	1,309	—	—	—	3,925
Purchase commitments	28,891	8,400	10,000	10,000	—	—	57,291
Maintenance services and other	4,716	4,694	2,214	—	—	—	11,624

	$45,011	$23,104	$19,713	$13,739	$2,918	$9,662	$114,147

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of April 30, 2003, we had short-term investments of $334.7 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10% increase in market interest rates from levels at April 30, 2003, would cause the fair value of these short-term investments to decline by approximately $0.7 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity securities included in our short-term investments, which are primarily in publicly traded companies in the volatile high-technology industry sector. In fiscal 2003, we recorded a non-cash, other-than-temporary write-down of $0.7 million related to the impairment of our investment in a publicly traded company. In fiscal 2002, we recorded a noncash, other-than-temporary write-down of $13.0 million related to impairments in publicly traded and private companies.

      We do not attempt to reduce or eliminate our market exposure on these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an approximate $0.1 million decrease in the fair value of our equity security as of April 30, 2003.

      The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS 133. For cash flow hedges, the gains or losses were included in other comprehensive income and were not material at April 30, 2003.

      We do not enter into foreign exchange contracts for speculative or trading purposes. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We attempt to limit our exposure to credit risk by executing foreign contracts with credit worthy multinational commercial banks. All contracts have a maturity of less than one year.

      The following table provides information about our foreign exchange forward contracts outstanding on April 30, 2003 (in thousands):

		Foreign Currency	Contract Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

AUD	Sell	10,332	$6,326	$6,325
CHF	Sell	2,676	$1,962	$1,962
GBP	Sell	17,822	$28,282	$28,258
EUR	Sell	63,494	$70,031	$70,091
CAD	Sell	3,409	$2,347	$2,347
EUR	Buy	5,890	$6,485	$6,501
GBP	Buy	1,282	$2,035	$2,032

      The following table provides information about our foreign exchange forward contracts outstanding on April 30, 2002 (in thousands):

		Foreign Currency	Contract Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

AUD	Sell	8,296	$4,472	$4,484
CHF	Sell	3,155	$1,945	$1,945
GBP	Sell	13,270	$19,309	$19,347
EUR	Sell	72,311	$64,733	$64,827

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of

Network Appliance, Inc.:

      We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries (the “Company”) as of April 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 14(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 13, effective May 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 9, 2003
(May 13, 2003 as to Note 15)

NETWORK APPLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$284,161	$210,756
Short-term investments	334,677	243,371
Accounts receivable, net of allowances of $5,355 in 2003 and $8,416 in 2002	151,637	146,511
Inventories	31,559	23,849
Prepaid expenses and other	24,014	22,112
Deferred income taxes	27,444	32,529

Total current assets	853,492	679,128
Property and Equipment, net	362,862	345,195
Goodwill	48,212	49,422
Intangible Assets, net	2,954	8,828
Other Assets	51,653	26,233

	$1,319,173	$1,108,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,600	$40,243
Income taxes payable	30,256	17,073
Accrued compensation and related benefits	40,647	39,434
Other accrued liabilities	43,841	42,671
Deferred revenue	110,672	76,139

Total current liabilities	265,016	215,560
Long-Term Deferred Revenue	63,698	31,036
Long-Term Obligations	3,102	3,734

	331,816	250,330

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; shares outstanding: none in 2003 and 2002	—	—
Common stock, $0.001 par value; 880,000 shares authorized: shares outstanding: 340,668 in 2003 and 335,135 in 2002	341	335
Additional paid-in capital	704,338	656,619
Deferred stock compensation	(1,363)	(3,777)
Retained earnings	284,137	207,665
Accumulated other comprehensive loss	(96)	(2,366)

Total stockholders’ equity	987,357	858,476

	$1,319,173	$1,108,806

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended April 30,

	2003	2002	2001

Revenues
Product revenue	$802,281	$729,916	$957,830
Service revenue	89,787	68,453	48,356

Total revenues	892,068	798,369	1,006,186

Cost of Revenues
Cost of product revenue	279,689	267,583	344,446
Cost of service revenue	65,953	55,989	59,886

Total cost of revenues	345,642	323,572	404,332

Gross margin	546,426	474,797	601,854

Operating Expenses:
Sales and marketing	304,236	284,355	289,003
Research and development	112,863	116,725	120,938
General and administrative	36,822	40,182	40,238
Amortization of goodwill	—	15,169	9,107
In-process research and development	—	—	26,688
Stock compensation(1)	3,642	7,202	6,223
Restructuring charges	1,257	12,226	—

Total operating expenses	458,820	475,859	492,197

Income (Loss) from Operations	87,606	(1,062)	109,657
Other Income (Expense), net:
Interest income	12,215	18,507	22,205
Other income (expense), net	(1,381)	(1,904)	1,147
Net loss on investments	(1,229)	(13,008)	—
Gain on sale of intangible asset	604	—	—

Total other income, net	10,209	3,595	23,352

Income Before Income Taxes	97,815	2,533	133,009
Provision (Benefit) for Income Taxes	21,343	(500)	58,123

Net Income	$76,472	$3,033	$74,886

Net Income per Share:
Basic	$0.23	$0.01	$0.23

Diluted	$0.22	$0.01	$0.21

Shares Used in per Share Calculations:
Basic	337,647	331,645	320,435

Diluted	350,122	350,498	359,824

(1) Stock compensation includes:
Sales and marketing	$1,572	$1,023	$1,054
Research and development	1,764	5,694	2,738
General and administrative	306	485	2,431

	$3,642	$7,202	$6,223

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock
						Accumulated
			Additional	Deferred		Other
			Paid-in	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

Balances, April 30, 2000	311,803	$312	$352,381	$(1,174)	$129,746	$(2,519)	$478,746
Components of comprehensive income:
Net income	—	—	—	—	74,886	—	74,886
Currency translation adjustment	—	—	—	—	—	(790)	(790)
Unrealized loss on investments	—	—	—	—	—	(1,426)	(1,426)

Total comprehensive income							72,670
Issuance of common stock	15,924	16	80,494	—	—	—	80,510
Common shares issued and options assumed pursuant to business acquisitions	918	1	101,236	—	—	—	101,237
Issuance of milestone shares	101	—	3,000	—	—	—	3,000
Deferred stock compensation	—	—	14,127	(14,127)	—	—	—
Amortization of deferred stock compensation	—	—	—	3,223	—	—	3,223
Reversal of deferred stock compensation due to employee terminations	—	—	(34)	34	—	—	—
Income tax benefit from employee stock transactions	—	—	65,062	—	—	—	65,062

Balances, April 30, 2001	328,746	$329	$616,266	$(12,044)	$204,632	$(4,735)	$804,448
Components of comprehensive income:
Net income	—	—	—	—	3,033	—	3,033
Currency translation adjustment	—	—	—	—	—	1,115	1,115
Unrealized gain on investments	—	—	—	—	—	1,254	1,254

Total comprehensive income							5,402
Issuance of common stock	6,389	6	36,466	—	—	—	36,472
Issuance of milestone shares	—	—	3,015	—	—	—	3,015
Deferred stock compensation	—	—	1,301	(1,301)	—	—	—
Amortization of deferred stock compensation	—	—	—	4,187	—	—	4,187
Reversal of deferred stock compensation due to employee terminations	—	—	(5,381)	5,381	—	—	—
Income tax benefit from employee stock transactions	—	—	4,952	—	—	—	4,952

Balances, April 30, 2002	335,135	$335	$656,619	$(3,777)	$207,665	$(2,366)	$858,476
Components of comprehensive income:
Net income	—	—	—	—	76,472	—	76,472
Currency translation adjustment	—	—	—	—	—	964	964
Unrealized loss on derivatives	—	—	—	—		(29)	(29)
Unrealized gain on investments	—	—	—	—	—	1,335	1,335

Total comprehensive income							78,742
Issuance of common stock	5,544	6	29,243	—	—	—	29,249
Issuance of milestone shares	—	—	921	—	—	—	921
Deferred stock compensation	—	—	1,171	(1,171)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,973	—	—	1,973
Reversal of deferred stock compensation due to employee terminations	—	—	(1,612)	1,612	—	—	—
Stock compensation expense — nonemployee	—	—	748	—	—	—	748
Release of escrow shares	(11)	—	(1,210)	—	—	—	(1,210)
Income tax benefit from employee stock transactions	—	—	18,458	—	—	—	18,458

Balances, April 30, 2003	340,668	$341	$704,338	$(1,363)	$284,137	$(96)	$987,357

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Years Ended April 30,

	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$76,472	$3,033	$74,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,933	44,395	30,528
In-process research and development	—	—	26,688
Amortization of intangible assets	5,478	20,895	11,732
Stock compensation expense	3,642	7,202	6,223
Net loss on investments	1,229	13,008	—
Gain on sale of intangible assets	(604)	—	—
Loss on disposal of equipment	1,009	3,029	9,356
Provision (reversal) for doubtful accounts	(1,696)	7,549	2,443
Deferred income taxes	(18,344)	(4,592)	(35,467)
Deferred rent	(62)	(71)	95
Changes in assets and liabilities:
Accounts receivable	(3,264)	33,045	(80,483)
Inventories	(16,253)	(6,156)	(13,683)
Prepaid expenses and other assets	(4,296)	(993)	47
Accounts payable	(643)	(13,250)	21,731
Income taxes payable	31,642	181	93,166
Accrued compensation and related benefits	1,213	(11,090)	14,911
Other accrued liabilities	599	11,731	8,322
Deferred revenue	67,195	35,977	47,858

Net cash provided by operating activities	195,250	143,893	218,353

Cash Flows from Investing Activities:
Purchases of short-term investments	(361,085)	(361,791)	(165,897)
Redemptions of short-term investments	271,113	211,862	151,595
Purchases of property and equipment	(61,269)	(284,238)	(83,685)
Purchases of equity securities	(650)	(1,120)	(7,041)
Proceeds from sales of investments	797	—	—
Purchases of businesses, net of cash acquired	—	—	(7,171)

Net cash used in investing activities	(151,094)	(435,287)	(112,199)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net	29,249	36,472	80,510
Decrease (increase) in restricted cash	—	193,747	(193,747)

Net cash provided by (used in) financing activities	29,249	230,219	(113,237)

Net Increase (Decrease) in Cash and Cash Equivalents	73,405	(61,175)	(7,083)
Cash and Cash Equivalents:
Beginning of year	210,756	271,931	279,014

End of year	$284,161	$210,756	$271,931

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per-share data)

1.	The Company

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance is a world leader in unified storage solutions for the data-intensive enterprise. NetApp storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. Network Appliance solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide. Since its inception in 1992, Network Appliance has pioneered technology, product, and partner firsts that continue to drive the evolution of storage.

2.	Significant Accounting Policies

      Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying consolidated financial statements that our fiscal year end is April 30. Fiscal 2003, 2002 and 2001 were 52-week fiscal years.

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

      Short-Term Investments — Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. All of our investments are classified as available-for-sale, which are carried at fair market value, and unrealized gains or losses recorded in accumulated other comprehensive loss, which is a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. Available-for-sale investments are reviewed for evidence of reductions in market value that are other than temporary. We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. During fiscal 2003 and 2002, we recorded a noncash, other-than-temporary write-down of $726 and $3,641, respectively, related to impairment of our investments in publicly traded companies. These write-downs are included in net loss on investments on the income statement. No write-downs were recorded during fiscal 2001.

      Investments in Nonpublic Companies — We have certain investments in nonpublicly traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence. As of April 30, 2003 and 2002, $909 and $1,724 of these investments are included in other long-term assets on the balance sheet and are carried at cost. We perform periodic reviews of our investments for impairment. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal 2002, we recorded a noncash, other-than-temporary write-down of $9,367 related to impairments of our investments in private companies. No write-downs were recorded during fiscal 2003 and 2001. During fiscal 2003, we sold shares of certain privately held investments and realized a net loss of $503.

      Inventories — Inventories are stated at the lower of cost (first-in, first-out basis) or market.

      Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. The land at the Sunnyvale headquarters site acquired in April 2002 is not being depreciated. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Building improvements are amortized over the estimated lives of the assets, which generally range from ten to forty years. Construction in progress will be amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

      We review the carrying values of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the asset.

      Goodwill and Purchased Intangible Assets — Goodwill and purchased intangible assets include goodwill and other intangible assets such as existing workforce and existing technology, which are carried at cost less accumulated amortization. For business combinations consummated before July 1, 2001, goodwill and existing workforce were amortized through April 30, 2002 using the straight-line method over an estimated useful life of three to five years. Amortization of other purchased intangibles is computed using the straight-line method over the expected useful life of three to five years. We evaluate the impairment of goodwill and purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 13 — Goodwill and Purchased Intangible Assets.

      Revenue Recognition and Allowance — We apply the provisions of SOP 97-2, “Software Revenue Recognition,” and related interpretations to all revenue transactions. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order prior to recognizing revenue on an arrangement.

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms as FOB shipping point. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and condition practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable.

•	Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Years Ended April 30,

	2003	2002	2001

Revenues:
Products	81.5%	84.8%	91.6%
Software subscriptions	8.4%	6.6%	3.6%

Product revenue	89.9%	91.4%	95.2%
Service revenue	10.1%	8.6%	4.8%

Total revenues	100.0%	100.0%	100.0%

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

      Software Development Costs — The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.” Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented. In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally-developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally-developed software costs include the cost of software tools and licenses used in the development of our systems, as well as consulting costs. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally three years.

      Foreign Currency Translation — For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive loss. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Derivative Instruments — We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset or liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations, or cash flow.

      As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use derivative financial instruments, principally currency forward contracts, to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities and operating results. We do not enter into derivative financial instruments for speculative or trading purposes. Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or equity investments. Our major foreign currency exchange exposures and related hedging programs are described below:

      Balance Sheet. We utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. In fiscal 2003, net gains generated by hedged assets and liabilities totaled $9,910, which were offset by losses on the related derivative instruments of $10,932. In fiscal 2002, net gains generated by hedged assets and liabilities totaled $1,684, which were offset by losses on the related derivative instruments of $3,485. In fiscal 2001, net losses generated by hedged assets and liabilities totaled $2,250, which were offset by gains on the related derivative instruments of $3,898.

      Forecasted transactions. We use currency forward contracts to hedge exposures related to forecasted sales and operating expenses denominated in Euros and British Pounds. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts’ gains and losses is recorded as other comprehensive income until the forecasted transaction occurs.

      If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in other income. During fiscal 2003, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

      We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2003.

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concentration of Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. Cash, cash equivalents, and short-term investments consist primarily of U.S. government agencies, corporate bonds, and municipal bonds, cash accounts held at various banks, and money market funds held at several financial institutions. We sell our products primarily to large organizations in different industries and geographies. Credit risk is mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

      Comprehensive Income — Comprehensive income is defined as the change in equity during a period from non-owner sources. Comprehensive income for the years ending April 30, 2003, 2002, and 2001 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income.

      The components of accumulated other comprehensive loss at April 30, were as follows:

	2003	2002	2001

Accumulated translation adjustments, net	(1,238)	(2,202)	(3,317)
Accumulated unrealized loss on derivatives	(29)	—	—
Accumulated unrealized gain (loss) on available-for-sale investments, net	1,171	(164)	(1,418)

Total accumulated other comprehensive loss	(96)	(2,366)	(4,735)

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Years Ended April 30,

	2003	2002	2001

Net Income (Numerator):
Net Income	$76,472	$3,033	$74,886

Shares (Denominator):
Weighted average common shares outstanding	337,709	331,798	320,692
Weighted average common shares outstanding subject to repurchase	(62)	(153)	(257)

Shares used in basic computation	337,647	331,645	320,435
Weighted average common shares outstanding subject to repurchase	62	153	257
Common shares issuable upon exercise of stock options	12,413	18,700	39,132

Shares used in diluted computation	350,122	350,498	359,824

Net Income per Share:
Basic	$0.23	$0.01	$0.23

Diluted	$0.22	$0.01	$0.21

      At April 30, 2003, 2002, and 2001, 44,582, 30,991, and 18,005 shares of common stock options with a weighted average exercise price of $30.98, $40.17, and $59.45 respectively, were excluded from the diluted net income per share computation, as their exercise prices were greater than the average market price of the common shares for the periods.

      Stock-Based Compensation — We account for stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

      We adopted the disclosure-only provisions of SFAS 123, and accordingly, no expense has been recognized for options granted to employees under the various Plans. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of SFAS 123, the Company’s pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Years Ended April 30,

	2003	2002	2001

Net income as reported	$76,472	$3,033	$74,886
Add: stock based employee compensation expense included in reported net income under APB 25, net of related tax effects	1,184	2,512	1,934
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	173,734	264,902	225,310

Pro forma net loss	$(96,078)	$(259,357)	$(148,490)

Basic net income per share, as reported	$0.23	$0.01	$0.23

Diluted net income per share, as reported	$0.22	$0.01	$0.21

Basic and diluted net loss per share, pro forma	$(0.28)	$(0.78)	$(0.46)

      During the preparation of the Company’s fiscal 2003 consolidated financial statements, management determined that the pro forma net loss and the pro forma net loss per share for fiscal 2002 and 2001 (for purposes of recording compensation for stock-based awards to employees under SFAS 123 for disclosure purposes) did not include the add-back of the APB 25 stock compensation expense and accordingly such amounts have been reflected. These changes did not impact the Company’s consolidated balance sheet, consolidated statements of income, consolidated statements of stockholders’ equity and comprehensive income and consolidated statements of cash flow for any of the periods presented.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee			Employee
	Stock Option Plans			Stock Purchase Plan

	Years Ended April 30,			Years Ended April 30,

	2003	2002	2001	2003	2002	2001

Expected Life (in years)	3.39	3.33	3.21	0.50	0.50	0.50
Risk-free interest rate	2%-4%	5%	6%	1%	3%	6%
Volatility	76%- 79%	92%	80%	76%- 79%	92%	80%
Expected dividend	—	—	—	—	—	—

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering, trended into future years. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Statements of Cash Flows — Supplemental cash flow and noncash investing and financing activities are as follows:

	Years Ended April 30,

	2003	2002	2001

Supplemental Cash Flow Information:
Income taxes paid	$7,952	$8,460	$6,688
Non-cash Investing and Financing Activities:
Deferred stock compensation, net of reversals	(441)	(4,080)	14,093
Income tax benefit from employee stock transactions	18,458	4,952	65,062
Conversion of evaluation inventory to fixed assets	9,340	5,777	10,892
Common stock issued and options assumed for acquired businesses	—	—	101,237
Conversion of equity securities to short-term investments	—	—	6,000
Milestone shares issued	921	3,015	3,000
Release of escrow shares	1,210	—	—

      Recently Issued Accounting Standards — In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has provided disclosures for the year ended April 30, 2003 as required by FIN 45 in Note 14 to its consolidated financial statements. The Company does not expect adoption of the liability recognition provisions to have a material impact on its financial position or results of operations.

      In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material effect on its consolidated financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 effective April 30, 2003.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company does not expect to identify any variable interest entities that must be consolidated.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company upon adoption.

      In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the effect of this statement on its consolidated financial statement. The Company does not expect that the adoption of SFAS 150 will have a material effect on its consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Balance Sheet Components

Short-term investments

      The following is a summary of investments at April 30, 2003:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$8,031	$1	$—	$8,032
Corporate securities	311	—	55	256
Corporate bonds	165,903	1,392	12	167,283
U.S. government agencies	154,449	469	56	154,862
Certificate of deposit	2,053	12	—	2,065
U.S. commercial paper	2,180	—	1	2,179
Money market funds	242,221	—	—	242,221

Total debt and equity securities	575,148	1,874	124	576,898
Less cash equivalents	242,221	—	—	242,221

Short-term investments	$332,927	$1,874	$124	$334,677

      The following is a summary of investments at April 30, 2002:

		Gross
		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$7,999	$—	$—	$7,999
Corporate securities	1,000	—	417	583
Corporate bonds	73,971	179	57	74,093
U.S. government agencies	160,681	279	264	160,696
Money market funds	168,003	—	—	168,003

Total debt and equity securities	411,654	458	738	411,374
Less cash equivalents	168,003	—	—	168,003

Short-term investments	$243,651	$458	$738	$243,371

Inventories

	April 30,

	2003	2002

Purchased components	$16,277	$11,870
Work in process	537	1,431
Finished goods	14,745	10,548

	$31,559	$23,849

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

	April 30,	April 30,
	2003	2002

Land	$158,316	$158,200
Buildings and building improvements	109,959	84,621
Leasehold improvements	14,129	12,304
Computers, related equipment and purchased software	156,934	123,164
Furnitures	19,814	18,327
Construction in progress	26,530	25,033

	485,682	421,649
Accumulated depreciation and amortization	(122,820)	(76,454)

	$362,862	$345,195

4.     Commitments and Contingencies

      In fiscal 2002, we terminated our operating lease obligations for our Sunnyvale headquarters site by purchasing the land and buildings for $249,840. As a result of headcount reductions in fiscal 2002, we are not currently utilizing certain existing spaces at our California headquarters site. Additionally, we have also exited office spaces under non-cancellable leases in other locations both in the U.S. and Europe. If we are unable to successfully sublease our vacated and unoccupied office space under operating leases, our operating results may be adversely affected. See “Note 12: Restructuring Charges.”

      We lease other sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are also leased under operating leases which expire through fiscal 2019. We are responsible for certain maintenance costs, taxes, and insurance under these leases. The aggregate annual minimum rent commitment under our operating leases is included in the minimum annual lease payments schedule below.

      Future minimum annual lease payments as of April 30, 2003, are as follows:

Years Ending April 30

2004	$10,096
2005	8,702
2006	6,190
2007	3,739
2008	2,918
Thereafter	9,662

Total lease payments	$41,307

      Rent expense was $12,609, $18,150, and $18,090 for the years ended April 30, 2003, 2002, and 2001, respectively. Rent expense under certain of our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as long-term obligations in the accompanying consolidated balance sheets.

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 2000, we entered into a split dollar insurance arrangement with our CEO. Under the arrangement, we will pay the annual premiums on several insurance policies on the life of the survivor of our CEO and his wife, and our CEO will reimburse us each year for a portion of those premiums equal to the economic value of the term insurance coverage provided him under the policies. For each of the 2001, 2002 and 2003 fiscal years, we paid an aggregate net annual premium on these split dollar polices in the amount of $2,050. Under the arrangement, we will be reimbursed for all premium payments made on those policies, and it is intended that we will be reimbursed not later than May 2005. Upon the death of both our CEO and his wife or any earlier cash-out of the policies, we will be entitled to a refund of all cumulative premiums paid on these policies by us, and the balance will be paid to our CEO or his designated beneficiaries. The arrangement is terminable by us upon thirty (30)-days prior notice, and such termination will trigger a refund of the net cumulative premiums paid by us on the policies.

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

5.     Line of Credit

      In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in December 2003, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender’s “prime” lending rate, such rate determined at our discretion. As of April 30, 2003, the amounts outstanding under this line of credit amounted to $1,194 relating to workers’ compensation and a foreign lease.

      We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $125,000, of which $7,484 was available at April 30, 2003.

6.     Stockholders’ Equity

      Preferred Stock — Our Board of Directors has the authority to issue up to 5,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

      Stock Option Plans — We adopted the 1993 Stock Option/ Stock Issuance Plan (the “1993 Plan”) in April 1993. In September 1995, we adopted the 1995 Stock Incentive Plan (the “1995 Plan”). The 1995 Plan replaced the 1993 Plan and provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1993 Plan, except that the 1995 Plan does not allow for the exercise of options prior to vesting. Accordingly, all options and shares issued under the 1993 Plan were incorporated into the 1995 Plan upon the effectiveness of our initial public offering.

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

      In April 1997, the Board of Directors adopted the Special Non-officer Stock Option Plan (the “Non-officer Plan”) which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Non-officer Plan allows only for the issuance of nonqualified options to non-officer employees.

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

      Under the 1999 Plan, the Board of Directors may grant to employees, directors and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options will have a term of ten years after the date of grant, subject to earlier termination upon the occurrence of certain events. In fiscal 2003, the 1999 plan was amended to increase the share reserve by an additional 14,000 shares of common stock and effect certain changes to the Automatic Option Grant Program in effect for the nonemployee members of the Board of Directors.

      Options granted under the 1999 Plan are subject to the cancellation/ regrant program with the following limitations: (i) only options held by employees who are neither executive officers nor members of the board can be repriced; and (ii) the total number of repriced options will not exceed 10% of the total number of shares of common stock authorized for issuance under the 1999 Plan.

      In fiscal 2001, we assumed various stock option plans in connection with our Orca and WebManage acquisitions. Pursuant to the provisions of the merger agreements, outstanding shares were exchanged under certain exchange ratios in effect at the time of each merger. Options granted under these plans generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than ten years after the date of grant.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available	Number	Exercise
	for Grant	of Shares	Price

Balances, April 30, 2000 (24,845 options exercisable at a weighted average exercise price of $2.87)	12,874	73,642	$12.45
Shares reserved for plan	15,614	—	—
Options granted (weighted average fair value of $26.84)	(17,868)	17,868	45.03
Options exercised	—	(15,484)	4.41
Options canceled	3,462	(3,462)	25.92

Balances, April 30, 2001 (30,285 options exercisable at a weighted average exercise price of $9.01)	14,082	72,564	21.50
Shares reserved for plan	13,400	—	—
Options granted (weighted average fair value of $10.03)	(16,444)	16,444	16.15
Options exercised	—	(5,291)	3.40
Options canceled	4,198	(4,198)	37.04

Balances, April 30, 2002 (42,664 options exercisable at a weighted average exercise price of $16.06)	15,236	79,519	20.74
Shares reserved for plan	14,000	—	—
Options expired	(215)	—	—
Options granted (weighted average fair value of $5.64)	(10,616)	10,616	10.25
Options exercised	—	(4,130)	3.40
Options canceled	5,341	(5,341)	27.66

	23,746	80,664	$19.79

      Additional information regarding options outstanding as of April 30, 2003 is as follows:

			Options Outstanding
						Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average		Average
Range of			Outstanding at	Contractual	Exercise	Number	Exercise
Exercise Prices			April 30, 2003	Life (in years)	Price	Exercisable	Price

$0.01	-	$2.74	8,673	3.55	$1.82	8,669	$1.82
2.94	-	4.51	9,033	5.06	4.15	8,857	4.16
4.80	-	7.99	3,480	6.14	6.07	2,875	5.74
8.05	-	9.99	8,645	9.02	9.83	1,774	9.52
10.24	-	12.00	8,575	7.04	11.19	6,192	11.20
12.05	-	15.32	11,053	8.04	14.40	4,913	14.04
15.72	-	20.16	12,177	7.47	18.90	7,510	18.72
20.52	-	42.50	8,498	7.71	27.52	4,792	30.24
46.56	-	78.06	8,239	7.10	57.60	5,561	57.86
80.96	-	122.19	2,291	7.25	106.21	1,601	105.64

$0.01	-	$122.19	80,664	6.90	$19.79	52,744	$18.97

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates. In fiscal 2003, the plan was amended to increase the share reserve by an additional 2,400 shares of common stock. Of the 13,600 shares authorized to be issued under this plan, 5,156 shares were available for issuance at April 30, 2003, 1,414, 1,094, and 448 shares were issued in fiscal 2003, 2002, and 2001, respectively, at a weighted average price of $10.74, $14.60, and $27.96 respectively.

      Deferred Stock Compensation — We recorded $1,171, $1,301, and $14,127 of deferred compensation in fiscal 2003, 2002 and 2001, respectively, primarily related to the recognition of stock compensation of unvested options assumed in the WebManage acquisition, and the grant of stock options to certain highly compensated employees. We reversed $1,612, $5,381 and $34 of deferred compensation in fiscal 2003, 2002, and 2001, respectively, due to employee terminations. The reversals were primarily related to the forfeiture of unvested options assumed in the WebManage acquisition as a result of employee terminations.

      Under terms of the 1995 Stock Option Plan, highly compensated employees as defined by our management are eligible to contribute between $15 and $75 in annual salary for the rights to be granted nonqualified stock options. The discount from fair market value, which is equal to the amount of salary contributed, has been recorded as deferred stock compensation expense. The deferred compensation expense is amortized ratably over a one-year period.

      Estimated future deferred stock compensation amortization relating to assumed WebManage unvested options and deferred salary investment options for fiscal 2004 are expected to be $1,187. For fiscal 2005, estimated future stock compensation amortization expenses are $176 and none thereafter.

      Under terms of the acquisition agreement with Orca, we released shares of common stock to former Orca shareholders upon Orca’s meeting certain performance criteria. The fair market values of these shares were measured on the date the performance criteria were met and were recognized as stock compensation. During fiscal 2003 and 2002, we released an additional 99 and 165 shares of common stock, respectively, valued in the aggregate at $921 and $3,015, respectively. There are no additional performance milestones remaining.

      We recorded $748 in compensation expense in fiscal 2003 for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. The 100 common shares under the 1999 Plan were granted at an exercise price of $15.72 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

      In fiscal 2003, we reached a final settlement of the escrow fund arrangement under the WebManage acquisition agreement. We have determined the total amount of our losses under the settlement arrangement and 11 restricted shares were released from the escrow and delivered to Network Appliance, valued in the aggregate at $1,210 based on the fair market value of our common stock as of the date of the acquisition. Accordingly, an adjustment was made to the cost of the WebManage acquisition. The balance of the escrow shares has been distributed to former shareholders of WebManage in proportion to their share ownership in WebManage, as provided in the original merger agreement.

      In fiscal 2001, under terms of the acquisition agreement with WebManage, we issued an additional 101 shares of common stock to former WebManage stockholders upon WebManage’s meeting certain performance criteria. The fair market value of the shares of $3,000 was measured on the date the performance criteria were met and was recognized as stock compensation.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

      Income before income taxes is as follows:

	Years Ended April 30,

	2003	2002	2001

Domestic	$43,793	$(30,482)	$105,262
Foreign	54,022	33,015	27,747

Total	$97,815	$2,533	$133,009

      The provision for income taxes consists of the following:

	Years Ended April 30,

	2003	2002	2001

Current:
Federal	$23,121	$(3,141)	$50,383
State	4,406	(134)	20,075
Foreign	12,863	5,356	9,670

Total current	40,390	2,081	80,128

Deferred:
Federal	(18,528)	1,552	(7,556)
State	(519)	(4,133)	(14,449)

Total deferred	(19,047)	(2,581)	(22,005)

Provision (benefit) for income taxes	$21,343	$(500)	$58,123

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended April 30,

	2003	2002	2001

Tax computed at federal statutory rate	$34,236	$886	$46,553
State income taxes, net of federal benefit	(727)	(2,774)	3,657
Federal and state credits	(3,858)	(3,543)	(1,976)
Tax exempt interest	(2)	(582)	(4,467)
In process research and development	—	—	9,341
Goodwill amortization	—	5,098	3,070
Deferred acquisition costs	322	1,056	—
Foreign earnings in lower tax jurisdiction	(7,978)	(1,469)	—
Other	(650)	828	1,945

Provision (benefit) for income taxes	$21,343	$(500)	$58,123

      The income tax benefits associated with disposition from employee stock transactions of $18,458, $4,952, and $65,062 respectively, for fiscal 2003, 2002, and 2001, were recognized as additional paid in capital.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of our deferred tax assets and liabilities are as follows:

	Years Ended April 30,

	2003	2002

Inventory reserves and capitalization	$9,914	$12,020
Reserves and accruals not currently deductible	13,368	12,024
Net operating loss and credit carryforwards	336,037	371,898
Deferred stock compensation	4,830	3,767
Deferred revenue	31,494	10,768
Capitalized research and development expenditures	16,705	16,622
Write-down of investments	3,237	5,203
Unrealized gain (loss) on investments	(572)	109
Other	756	323

Gross deferred tax assets	415,769	432,734
Valuation allowance	(336,037)	(367,613)

Deferred tax assets	79,732	65,121
Depreciation	(2,286)	(4,126)
State deferred taxes	(8,197)	(8,213)
Acquisition intangibles	(1,174)	(3,870)

Deferred tax liabilities	(11,657)	(16,209)

Net deferred tax assets	$68,075	$48,912

      Current net deferred tax assets are $27,444 and $32,529 as of fiscal 2003 and 2002, respectively. Non-current net deferred tax assets for fiscal 2003 and 2002 are $40,631 and $16,383 respectively, and are included in other assets within the accompanying consolidated balance sheets.

      As of fiscal 2003, the federal and state net operating loss carryforwards for income tax purposes were approximately $771,661 and $151,454, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2011, and the state net operating loss carryforwards will begin to expire in fiscal 2006. As of fiscal 2003, we had federal and state credit carryforwards of approximately $36,380 and $32,112, respectively, available to offset future taxable income. These federal and state credit carryforwards will begin to expire in fiscal 2009.

      We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability due to expectation of future employee stock option exercises. Deferred tax assets of approximately $336,037 and $367,613 at the end of fiscal 2003 and 2002, respectively, pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If recognized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

8.	Segment, Geographic and Customer Information

      Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment: the design, manufacturing, marketing and technical support of high-performance networked storage solutions. We market our products in the U.S. and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM evaluates resource allocation decisions and

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operational performance based upon revenue by geographic regions of the segment. Under paragraph 17 of SFAS No. 131, we have one reportable segment as all the geographic operating segments identified can be aggregated into one reportable segment. For the years ended April 30, 2003, 2002 and 2001, we recorded revenue from customers throughout the U.S. and Canada; Europe; Latin America, Australia and Asia Pacific.

      The following presents total revenues for the years ended April 30, 2003, 2002, and 2001 by geographic area and long-lived assets as of April 30, 2003 and 2002 by geographic area.

	Years Ended April 30,

	2003	2002	2001

Total Revenues:
United States	$516,908	$463,162	$623,704
International	$375,160	335,207	382,482

Total revenues	$892,068	$798,369	$1,006,186

Long-lived Assets:
United States	$451,473	$415,372
International	14,208	14,306

Total Long-lived Assets	$465,681	$429,678

      Total revenues above are attributed to regions based on customers’ shipment locations.

      International sales include export sales primarily to the United Kingdom, Germany, Japan, France, Israel, the Netherlands, Switzerland, Sweden, Canada and Australia. No single foreign country accounted for 10% or more of total revenues in fiscal 2003, 2002, and 2001.

      No customer accounted for 10% or more of total revenues in fiscal 2003, 2002, or 2001.

9.	Fair Value of Financial Instruments

      The following summary disclosures are made in accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about both on-and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Amounts at April 30 consist of:

	Years Ended April 30,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$284,161	$284,161	$210,756	$210,756
Short-term investments	334,677	334,677	243,371	243,371
Other investments in equity securities	909	909	1,724	1,724
Restricted cash	1,142	1,142	—	—

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.

      The forward foreign exchange contracts require us to exchange foreign currencies for U.S. dollars or vice versa and generally mature in less than one year. As of April 30, 2003, we had $117,468 of outstanding foreign exchange contracts in Australian Dollars, British Pounds, Swiss Francs, Canadian Dollars and European Currency Units, that had remaining maturities of five months or less. For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in other income (expense), net. For the cash flow hedges, the related gains or losses are included in other comprehensive income. As of April 30, 2002, we had $90,459 of outstanding foreign exchange contracts in Australian Dollars, British Pounds, Swiss Francs and European Currency Units, that had remaining maturities of one month or less. These foreign exchange contracts are adjusted to the fair value at the end of every month and are included in other income (expense), net. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At April 30, 2003 and 2002, the estimated fair values of forward foreign exchange contracts were $117,516 and $90,603, respectively. Unrealized gains or losses on foreign exchange contracts were not significant at April 30, 2003. The fair value of foreign exchange contracts is based on prevailing financial market information. Other than foreign exchange contracts, we have not entered into any other material financial derivative instruments.

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

      We have established a 401(k) tax-deferred savings plan (“Savings Plan”). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $1,315, $1,235 and $1,109 for fiscal 2003, 2002, and 2001, respectively.

11. Acquisitions

      In June 2000, we completed the acquisition of Orca, a Waltham, Massachusetts-based developer of high performance Virtual Interface (VI) Architecture software for enterprise-class UNIX and Windows systems. The acquisition fits with our strategy of developing highly available and reliable intelligent storage solutions that improve the performance of today’s Internet and enterprise applications and strengthen our ability to develop next generation storage networking architectures and protocols. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired Orca for $50,037 in common stock, assumed options and cash, with an obligation to provide 264 shares of common stock, which will result in additional stock compensation charges if certain performance criteria are achieved. Orca met certain performance criteria and as such, we issued and recorded during fiscal 2003 and 2002 an additional 99 and 165 shares of common stock. The fair market value of such shares of $921 and $3,015, respectively, was measured on the date Orca met the performance criteria and was recognized as stock compensation in fiscal 2003 and 2002. There are no additional performance milestones remaining. We also paid certain transaction costs and assumed certain operating assets and liabilities.

      The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $26,688 was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through April 30, 2003. The Orca acquisition has been successfully utilized for the design and development of the DAFS protocol. By eliminating much of the traditional operating system overhead, DAFS allows for improved I/ O performance while using fewer CPU cycles. The protocol leverages next generation networking technologies that provide remote memory transfer capabilities, including RDMA implemented in VI and Infiniband. The DAFS protocol has good industry support and is now under consideration as an industry standard. We introduced DAFS capable product in April 2002.

      In November 2000, we completed the acquisition of WebManage, a Chelmsford, Massachusetts-based software developer of content management, distribution, and analysis solutions. WebManage develops software that intelligently distributes content between various points on the Internet and enables organizations to plan, manage and deliver Internet/intranet services. The acquisition was accounted for as a purchase. Under terms of the agreement, we acquired WebManage for $59,371 in common stock, assumed options, and cash. We also had an obligation to provide shares of common stock to be valued at $3,000 if WebManage achieved certain performance criteria. WebManage met these performance criteria in March 2001 and as such, the contingent consideration was recorded as stock compensation in the fourth quarter of 2001. We also paid certain transaction costs and assumed certain operating assets and liabilities.

      In fiscal 2003, we reached a final settlement of the escrow fund arrangement under the WebManage acquisition agreement. We have determined the total amount of our losses under the settlement arrangement and 11 restricted shares were released from the escrow and delivered to Network Appliance, valued in the aggregate at $1,210 based on the fair market value of our common stock as of the date of the acquisition. Accordingly, an adjustment was made to the cost of the WebManage acquisition. The balance of the escrow shares has been distributed to former shareholders of WebManage in proportion to their share ownership in WebManage, as provided in the original merger agreement.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total purchase prices and final allocation (prior to shares released from escrow valued at $1,210) among the fair value of tangible and intangible assets and liabilities acquired in these two transactions (including purchased in-process technology) are summarized as follows (in thousands):

	Orca	WebManage

Total Purchase Price:
Total cash consideration	$2,000	$4,970
Value of shares issued	23,526	41,909
Value of options assumed	24,053	24,053
Deferred stock compensation	—	(12,304)
Transaction costs	458	743

	$50,037	$59,371

			Amortization Period
			(Years)

Purchase Price Allocation:
Tangible assets	$353	$868
Intangible assets:
Existing Technology	—	17,179	3
Existing Workforce	423	1,380	3	(prior to fiscal 2003)
Goodwill	24,101	48,085	5	(prior to fiscal 2003)
In-process R&D	26,688	—	Expensed
Tangible liabilities	(1,359)	(1,276)
Deferred income taxes	(169)	(6,865)

	$50,037	$59,371

      In accordance with FASB interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options assumed in the WebManage acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated to $12,304, is recorded as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet and will be amortized over the vesting term of the related options.

      The operating results of Orca and WebManage have been included in the condensed consolidated statements of operations since the respective acquisition dates. The following unaudited pro forma consolidated amounts give effect to these acquisitions as if they had occurred on April 30, 2000 by consolidating the results of operations of the acquired entities with our results for the year ended April 30, 2001.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
April 30, 2001

(In thousands)
Revenues	$1,006,738
Net Income	$88,197
Net Income per share:
Basic	$0.28

Diluted	$0.24

Shares used in per share calculation:
Basic	320,712

Diluted	360,160

      The pro-forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill, contingently issuable shares, common stock, and assumed options in connection with the acquisitions. The $26,688 charge for purchased in-process research and development has been excluded from the pro-forma results, as it is a material nonrecurring charge.

12.     Restructuring Charges

Fiscal 2002 Second Quarter Restructuring Plan

      In August 2001, we implemented a restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our then current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance of $807 at April 30, 2003 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509. During fiscal 2003, we recorded a net restructuring adjustment of $334 due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $659 to be payable through January 2006.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2003 and 2002:

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	$193	$—	$307	$500

Cash payments	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	$667	$—	$140	$807

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we announced and substantially completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters, which included a headcount reduction of 34 employees. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-off. Of the reserve balance at April 30, 2003, $1,485 was included in other accrued liabilities and the remaining $3,086 was classified as long-term obligations.

      In January 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $923, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense, should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for additional total lease payments of $3,385 to be payable through November 2010.

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2003 and 2002:

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)
Adjustments	—	—	—	—

Reserve balance at April 30, 2002	184	—	4,532	4,716

Cash payments	(77)	—	(991)	(1,068)
Non-cash portion	—	—	—	—
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	$—	$—	$4,571	$4,571

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of the reserve balances at April 30, 2003 and 2002, $1,485 and $1,061, respectively, were included in other accrued liabilities and the remaining $3,086 and $3,655, respectively, were classified as long-term obligations.

13.     Goodwill and Purchased Intangible Assets

      We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective May 1, 2002. Upon adoption of SFAS No. 142, we discontinued the amortization of our recorded goodwill of $49,422 as of that date, identified our reporting units based on our current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. We concluded that our reporting units are the same as our operating segments. Under SFAS No. 142, goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. As of May 1, 2002, this evaluation indicated that the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of April 30, 2003, there had been no impairment of goodwill and intangible assets. There can be no assurance that future impairment tests will not result in a charge to earnings.

      In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our purchased intangible assets and determined that they continued to be appropriate except for acquired workforce net of deferred tax liabilities of $502, which was reclassified into goodwill.

      A reconciliation of our previously reported net income and net income per share to amounts for the exclusion of goodwill amortization net of the related income tax effect follows:

	Years Ended April 30,
	2003	2002	2001

	(In thousands)
Net income, as reported	$76,472	$3,033	$74,886
Add: Goodwill amortization, including acquired workforce	—	15,169	9,107

Adjusted net income	$76,472	$18,202	$83,993

Basic net income per share, as reported	$0.23	$0.01	$0.23
Goodwill amortization, including acquired workforce	—	0.04	0.03

Adjusted basic net income per share	$0.23	$0.05	$0.26

Diluted net income per share, as reported	$0.22	$0.01	$0.21
Goodwill amortization, including acquired workforce	—	0.04	0.02

Adjusted diluted net income per share	$0.22	$0.05	$0.23

      Intangible assets balances are summarized as follows:

	April 30, 2003			April 30, 2002

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets

Intangible assets:
Existing technology	$16,365	$(13,411)	$2,954	$17,179	$(8,351)	$8,828

      Existing technology is amortized over three years and total amortization expense for existing technology was $5,478, $5,726 and $2,625 in fiscal 2003, 2002 and 2001, respectively and such amounts were included in cost of product revenue. For fiscal 2004, estimated future amortization expense is $2,954 and none thereafter.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Guarantees

      As of April 30, 2003, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee, and restricted cash, which were related to facility lease requirements, product performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $2,630 as of April 30, 2003. Of this maximum exposure, $1,142 of restricted cash was classified under Other Assets on our balance sheet at April 30, 2003. We have not recorded any liability at April 30, 2003 related to these guarantees.

      We provide both recourse and non-recourse lease financing options to our customers. Under the terms of recourse leases, which are generally 3 years or less, we remain liable for the aggregate unpaid remaining lease payments. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of April 30, 2003 the maximum recourse exposure totaled approximately $4,940. Under the terms of the non-recourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

      We do not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to our extensive product quality program and processes and because our customer service inventories utilized to correct product failures are carried at zero cost.

      We defend and indemnify our customers for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to our customers infringe any U.S. patent, copyright, trade secret or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight line basis. We have not been required to make material payments pursuant to these provisions historically. We have not identified any losses that are probable under these provisions and, accordingly, we have not recorded a liability related to these indemnification provisions.

15.     Subsequent Events

      On May 13, 2003, we announced that the Board of Directors has approved a $150,000 stock repurchase program to purchase shares of our outstanding common stock. The duration of the repurchase program is open-ended. Under the program, Network Appliance, Inc. could purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time.

16.     Selected Quarterly Financial Data (Unaudited)

	Year Ended April 30, 2003

	Q1	Q2	Q3	Q4

Total revenues	$206,828	$215,171	$228,464	$241,605
Gross margin	127,715	132,990	138,688	147,033
Net income	16,165	15,813	19,671	24,823
Net income per share, basic	0.05	0.05	0.06	0.07
Net income per share, diluted	0.05	0.05	0.06	0.07

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended April 30, 2002

	Q1	Q2	Q3	Q4

Total revenues	$200,426	$194,715	$198,349	$204,879
Gross margin	110,917	112,299	121,905	129,676
Net income (loss)	(513)	(11,211)	6,984	7,773
Net income (loss) per share, basic	0.00	(0.03)	0.02	0.02
Net income (loss) per share, diluted	0.00	(0.03)	0.02	0.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of The Registrant

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

PART IV

Item 14.	Controls and Procedures

      Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      Based on their evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. However, in May 2003, we implemented new enterprise-wide software, as well as new business processes and procedures to support the software. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. The new software and processes will be used to record and report our financial results for fiscal 2004.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

           Independent Auditors’ Report

           Consolidated Balance Sheets — April 30, 2003 and 2002

Consolidated Statements of Income for the years ended April 30, 2003, 2002, and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended April 30, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended April 30, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedule

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

      (a)(3) Exhibits

Exhibit
No.	Description

2.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
3.1(7)	Certificate of Incorporation of the Company.
3.2(7)	Bylaws of the Company.
4.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10.1(1)*	The Company’s Employee Stock Purchase Plan.
10.2(2)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10.4(8)*	The Company’s 1999 Stock Incentive Plan.
10.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
21.1(9)	Subsidiaries of the Company.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney (see signature page).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Registration Statement on Form S-8 dated November 26, 2001.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      On May 13, 2003, we filed a report on Form 8-K relating to financial information for Network Appliance for the quarter and year ended April 30, 2003, and forward-looking statements relating to fiscal 2003 and the fourth quarter of fiscal 2003, as presented in a press release of May 13, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2003.

NETWORK APPLIANCE, INC.

By:	/s/ DANIEL J. WARMENHOVEN

Daniel J. Warmenhoven
Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. Warmenhoven and Steven J. Gomo, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ DANIEL J. WARMENHOVEN (Daniel J. Warmenhoven)	Chief Executive Officer, Director (Principal Executive Officer)	June 25, 2003

/s/ DONALD T. VALENTINE (Donald T. Valentine)	Chairman of the Board, Director	June 25, 2003

/s/ STEVEN J. GOMO (Steven J. Gomo)	Senior Vice President of Finance and Chief Financial Officer	June 25, 2003

/s/ SANJIV AHUJA (Sanjiv Ahuja)	Director	June 25, 2003

/s/ CAROL A. BARTZ (Carol A. Bartz)	Director	June 25, 2003

/s/ NICHOLAS G. MOORE (Nicholas G. Moore)	Director	June 25, 2003

Signatures	Title	Date

/s/ MICHAEL R. HALLMAN (Michael R. Hallman)	Director	June 25, 2003

/s/ ROBERT T. WALL (Robert T. Wall)	Director	June 25, 2003

/s/ DR. SACHIO SEMMOTO (Dr. Sachio Semmoto)	Director	June 25, 2003

SCHEDULE II

NETWORK APPLIANCE, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 30, 2003, 2002 and 2001

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

	(In thousands)
Allowance for doubtful accounts:
2003	$8,416	$(1,696)	$1,365	$5,355
2002	4,030	7,549	3,163	8,416
2001	3,039	2,443	1,452	4,030

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER

THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Daniel J. Warmenhoven, certify that:

      1.     I have reviewed this annual report on Form 10-K of Network Appliance Inc. (the “registrant”);

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL J. WARMENHOVEN

Daniel J. Warmenhoven
Chief Executive Officer

Date: June 25, 2003

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER

THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Steven J. Gomo, certify that:

      1.     I have reviewed this annual report on Form 10-K of Network Appliance Inc. (the “registrant”);

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: June 25, 2003

EXHIBIT INDEX

Exhibit
No.	Description

2.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
3.1(7)	Certificate of Incorporation of the Company.
3.2(7)	Bylaws of the Company.
4.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10.1(1)*	The Company’s Employee Stock Purchase Plan.
10.2(2)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10.4(8)*	The Company’s 1999 Stock Incentive Plan.
10.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
21.1(9)	Subsidiaries of the Company.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney (see signature page).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Registration Statement on Form S-8 dated November 26, 2001.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.