Form 10-Q
period 2003-08-01
NETWORK APPLIANCE INC
filed 2003-09-03
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2003

or

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

Outstanding at
August 1, 2003
Class

Common Stock	341,884,890

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	August 1,	April 30,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$320,679	$284,161
Short-term investments	329,426	334,677
Accounts receivable, net of allowances of $4,996 at August 1, 2003 and $5,355 at April 30, 2003	142,290	151,637
Inventories	36,694	31,559
Prepaid expenses and other	24,225	24,014
Deferred income taxes	27,906	27,444

Total current assets	881,220	853,492
Property and Equipment, net	363,677	362,862
Goodwill	48,212	48,212
Intangible Assets, net	10,455	2,954
Other Assets	53,787	51,653

	$1,357,351	$1,319,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,802	$39,600
Income taxes payable	22,984	30,256
Accrued compensation and related benefits	35,376	40,647
Other accrued liabilities	50,220	43,841
Deferred revenue	110,247	110,672

Total current liabilities	260,629	265,016
Long-Term Deferred Revenue	79,035	63,698
Long-Term Obligations	3,254	3,102

Total liabilities	342,918	331,816

Stockholders’ Equity:
Common stock	342	341
Additional paid-in capital	740,271	704,338
Deferred stock compensation	(2,512)	(1,363)
Treasury stock	(34,828)	—
Retained earnings	311,210	284,137
Accumulated other comprehensive loss	(50)	(96)

Total stockholders’ equity	1,014,433	987,357

	$1,357,351	$1,319,173

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended

	August 1,	July 26,
	2003	2002

Revenues:
Product revenue	$235,786	$186,740
Service revenue	24,723	20,088

Total revenues	260,509	206,828

Cost of Revenues:
Cost of product revenue	85,039	63,655
Cost of service revenue	19,347	15,458

Total cost of revenues	104,386	79,113

Gross margin	156,123	127,715

Operating Expenses:
Sales and marketing	79,356	71,902
Research and development	31,541	27,868
General and administrative	12,265	7,438
Stock compensation (1)	654	983

Total operating expenses	123,816	108,191

Income from Operations	32,307	19,524
Other Income (Expense), net:
Interest income	3,045	3,151
Other expense, net	(47)	(1,000)
Net gain/(loss) on investments	145	(726)
Gain on sale of intangible asset	—	604

Total other income, net	3,143	2,029

Income before Income Taxes	35,450	21,553
Provision for Income Taxes	8,377	5,388

Net Income	$27,073	$16,165

Net Income per Share:
Basic	$0.08	$0.05

Diluted	$0.08	$0.05

Shares Used in per Share Calculations:
Basic	341,687	335,783

Diluted	358,497	350,122

(1) Stock compensation includes:
Sales and marketing	$358	$572
Research and development	192	324
General and administrative	104	87

	$654	$983

See accompanying notes to condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Three Months Ended

	August 1, 2003	July 26, 2002

Cash Flows from Operating Activities:
Net income	$27,073	$16,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,426	11,599
Amortization of patents	150	—
Amortization of intangible assets	1,364	1,386
Stock compensation	654	983
Net (gain) loss on investments	(145)	726
Gain on sale of intangible asset	—	(604)
Provision for doubtful accounts	(290)	(1,455)
Deferred income taxes	—	(565)
Deferred rent	271	(1)
Changes in assets and liabilities:
Accounts receivable	9,638	7,637
Inventories	(5,796)	(6,412)
Prepaid expenses and other assets	(2,306)	(4,733)
Accounts payable	2,202	541
Income taxes payable	2,602	4,767
Accrued compensation and related benefits	(5,271)	(11,635)
Other accrued liabilities	(1,708)	303
Deferred revenue	14,912	8,189

Net cash provided by operating activities	56,776	26,891

Cash Flows from Investing Activities:
Purchases of short-term investments	(89,136)	(70,214)
Redemptions of short-term investments	92,581	88,744
Purchases of property and equipment	(12,318)	(14,425)
Proceeds from disposal of fixed assets	105	—
Proceeds from sales of investments	419	—
Purchases of patents	(9,015)	—
Purchase of equity securities	(325)	(325)

Net cash provided by (used in) investing activities	(17,689)	3,780

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	24,256	10,310
Repurchases of common stock	(26,825)	—

Net cash provided by (used in) financing activities	(2,569)	10,310

Net Change in Cash and Cash Equivalents	36,518	40,981
Cash and Cash Equivalents:
Beginning of period	284,161	210,756

End of period	$320,679	$251,737

Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	$1,668	$(124)
Conversion of evaluation inventory to fixed assets	661	2,268
Income tax benefit from employee stock transactions	9,874	—
Supplemental cash flow information:
Income taxes paid	1,456	1,697

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

      We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first quarters of fiscal 2004 and 2003 were 14-week and 13-week fiscal quarters, respectively.

      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2003. The results of operations for the three-month period ended August 1, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

      Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of Significant Accounting Policies

Revenue Recognition and Allowances

      We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and related interpretations to all revenue transactions. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order prior to recognizing revenue on an arrangement from our end user customers, value added resellers, or distributors.

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms as FOB shipping point. We typically do not allow for re-stocking rights with any of our value added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and condition practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value added resellers or distributors.

•	Collection Is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

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

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended

	August 1,	July 26,
	2003	2002

Product revenue:
Products	81.3%	83.1%
Software subscriptions	9.2%	7.2%

	90.5%	90.3%
Service revenue	9.5%	9.7%

Total revenues	100.0%	100.0%

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in Information Technology (“IT”) spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities. These restructuring accruals were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See footnote 10 — Restructuring Charges for further discussion.

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

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the first quarter of fiscal 2003, we recorded a non-cash write down of $726 related to an impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the first quarter of fiscal 2004, we recorded a gain of $145 related to sales of previously impaired investments.

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

Derivative Instruments

      We adopted Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset or liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.

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

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      We do not enter into derivative financial instruments for speculative or trading purposes. Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or equity investments. Our major foreign currency exchange exposures and related hedging programs are described below:

      Balance Sheet. We utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. In the first quarter of fiscal 2004, net gains generated by hedged assets and liabilities totaled $2,447, which were offset by losses on the related derivative instruments of $2,618. In the first quarter of fiscal 2003, net gains generated by hedged assets and liabilities totaled $3,988, which were offset by losses on the related derivative instruments of $4,928.

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

      If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in other income. During the first quarter of fiscal 2004, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

      We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the first quarter of fiscal 2004.

Stock-Based Compensation

      We account for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

      We adopted the disclosure-only provisions of SFAS 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Three Months Ended

	August 1,	July 26,
	2003	2002

Net income as reported	$27,073	$16,165
Add: stock based employee compensation expense included in reported net income under APB 25, net of related tax effects	311	382
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	32,147	49,504

Pro forma net loss	$(4,763)	$(32,957)

Basic net income per share, as reported	$0.08	$0.05

Diluted net income per share, as reported	$0.08	$0.05

Basic and diluted net loss per share, pro forma	$(0.01)	$(0.10)

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

5.     Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	August 1,	April 30,
	2003	2003

Purchased components	$18,573	$16,277
Work in process	69	537
Finished goods	18,052	14,745

	$36,694	$31,559

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     Intangible Assets

      Balances are summarized as follows:

	August 1, 2003			April 30, 2003

		Accumulated	Net		Accumulated	Net
	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

	(In thousands)
Intangible assets:
Patents	$9,145	$(280)	$8,865	$130	$(130)	$—

Existing technology	$16,365	$(14,775)	$1,590	$16,365	$(13,411)	$2,954

      During the first quarter of fiscal 2004, we acquired additional patents that will enhance our technology base to build next-generation network-attached storage (“NAS”,) storage area network (“SAN”,) and fabric-attached storage (“FAS”) systems for the benefit of our enterprise customers. The costs of such acquired intangibles for use in research and development activities that have alternative future uses have been capitalized and amortized as intangible assets in accordance with APB Opinion No. 17. Capitalized patents are amortized over five years as research and development expenses and total amortization for capitalized patents was $150 and none for the first quarters of fiscal 2004 and 2003, respectively. Estimated future patents amortization expenses are $1,352 for fiscal 2004, $1,803 for each of the fiscal years 2005, 2006, 2007 and 2008, and $300 thereafter.

      Existing technology is amortized over three years as cost of product revenue and total amortization expense for existing technology was $1,364 and $1,386 for the first quarters of fiscal 2004 and 2003, respectively. Estimated future amortization expense is $1,590 for fiscal 2004 and none thereafter.

7.     Stock Compensation

      We record stock compensation in accordance with provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for employee awards and SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards.

      We recorded $519 and $637 of deferred compensation in the first quarters of fiscal 2004 and 2003, respectively, primarily related to the recognition of stock compensation of unvested options assumed in the WebManage acquisition in fiscal 2001, the grant of stock options to certain highly compensated employees and the award of restricted stocks to certain employees. We reversed $60 and $124 of deferred compensation in the first quarters of fiscal 2004 and 2003, respectively due to employee terminations.

      We recorded $135 and $346 in compensation expense in the first quarters of fiscal 2004 and 2003, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. The 100,000 common shares under the 1999 Plan were granted at an exercise price of $15.72 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

8.     Earnings Per Share

      Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options.

      During all periods presented, we had options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. For the three-months ended August 1, 2003 and July 26, 2002, 30,278 and 44,237 shares of common stock options with a weighted average exercise price of $38.21 and $32.55, respectively, were excluded from the diluted net income per share computation.

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended

	August 1,	July 26,
	2003	2002

Net Income (Numerator):
Net income, basic and diluted	$27,073	$16,165

Shares (Denominator):
Weighted average common shares outstanding	341,732	335,911
Weighted average common shares outstanding subject to repurchase	(45)	(128)

Shares used in basic computation	341,687	335,783
Weighted average common shares outstanding subject to repurchase	45	128
Common shares issuable upon exercise of stock options	16,765	14,211

Shares used in diluted computation	358,497	350,122

Net Income Per Share:
Basic	$0.08	$0.05

Diluted	$0.08	$0.05

9.     Comprehensive Income

      The components of comprehensive income, net of tax, were as follows:

	Three Months Ended

	August 1,	July 26,
	2003	2002

Net income	$27,073	$16,165
Currency translation adjustment	1,402	344
Unrealized loss on derivatives	(286)	—
Unrealized gain (loss) on investments	(1,070)	959

Comprehensive income	$27,119	$17,468

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The components of accumulated other comprehensive loss were as follows:

	Three Months Ended

	August 1,	April 30
	2003	2003

Accumulated translation adjustments, net	$164	$(1,238)
Accumulated realized loss on derivatives	$(315)	$(29)
Accumulated unrealized gain on available-for-sale investments, net	101	1,171

Total accumulated other comprehensive loss	$(50)	$(96)

10.     Restructuring Charges

Fiscal 2002 Second Quarter Restructuring Plan

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. As a result of the restructuring in August 2001, we recorded a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance of $808 at August 1, 2003 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509. During fiscal 2002 and 2003, we recorded a net restructuring adjustment of $95 and $334, respectively, due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $605 to be payable through January 2006.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at August 1, 2003:

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,444)	—	(885)	(5,329)
Non-cash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2003	667	—	140	807
Cash payments	11	—	(9)	2
Non-cash portion	—	—	(1)	(1)

Reserve balance at August 1, 2003	$678	$—	$130	$808

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at August 1, 2003, $1,399 was included in other accrued liabilities and the remaining $2,967 was classified as long-term obligations.

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In January 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $923, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for additional total lease payments of $3,242 to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at August 1, 2003:

	Severance-related	Fixed Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(706)	—	(1,023)	(1,729)
Non-cash portion	—	(473)	—	(473)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments	—	—	(205)	(205)

Reserve balance at August 1, 2003	$—	$—	$4,366	$4,366

11.     Short-Term Investments

      All our investments are classified as available for sale at August 1, 2003 and April 30, 2003. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

      Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the first quarter of fiscal 2003, we recorded a non-cash write down of $726 related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the first quarter of fiscal 2004, we recorded a gain of $145 related to sales of previously impaired investments.

12.     New Accounting Pronouncements

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

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material effect on its consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. As of August 1, 2003, the Company had no investments which would require consolidation under FIN 46.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flow.

      In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. As of August 1, 2003, the Company had no financial instruments within the scope of this pronouncement.

13.     Commitments and Contingencies

      In May 2000, we entered into a split dollar insurance arrangement with Daniel J. Warmenhoven. Under the arrangement, we will pay the annual premiums on several insurance policies on the life of the survivor of Mr. Warmenhoven and his wife Charmaine Warmenhoven, and Mr. Warmenhoven will pay us each year for a portion of those premiums equal to the economic value of the term insurance coverage provided him under the policies. For each of the 2001, 2002, 2003 and 2004 fiscal years, we paid an aggregate net annual premium on these split dollar polices in the amount of approximately $2,050. Under the arrangement, we will be reimbursed for all premium payments made on those policies, and it is intended that we will be reimbursed not later than May 2005. The policies are owned by a family trust established by Mr. Warmenhoven, and upon the death of the survivor of Mr. Warmenhoven and his wife or any earlier cash-out of the policies, we will be entitled to a portion of the insurance proceeds or cash surrender value of the policies equal to the net amount of cumulative premiums paid on those policies by us, and the balance will be paid to the trust. We have obtained a collateral assignment of the policies as a security interest for our portion of the proceeds or cash surrender value payable to us under the policies, and neither Mr. Warmenhoven nor the trust may borrow against the policies while that security interest remains in effect. The arrangement is terminable by us upon thirty (30)-days prior notice, and such termination will trigger a refund of the net cumulative premiums paid by us on the policies.

      From time to time, we have committed to purchase various key components used in the manufacture of our products. Our loss accrual for such commitments to these key component vendors is based on our current forecasts of inventory usage. We establish accruals for estimated losses on purchased components for which

NETWORK APPLIANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

14.     Guarantees

      As of August 1, 2003, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee and restricted cash, which were related to facility lease requirements, product performance guarantees, customs and duties guarantees, VAT requirements and workers’ compensation plans. The maximum amount of potential future payments under all of the foregoing arrangements was $2,408. Of this maximum exposure, $896 of restricted cash was classified under Other Assets on our balance sheet at August 1, 2003. We have not recorded any liability at August 1, 2003 related to these guarantees.

      We provide both recourse and non-recourse lease financing options to our customers. Under the terms of recourse leases, which are generally 3 years or less, we remain liable for the aggregate unpaid remaining lease payments. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of August 1, 2003 the maximum recourse exposure totaled approximately $4,365. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our intent to regularly introduce new products and product enhancements and our intent to support current and new products and product enhancements and incur prototype expenses and non-recurring engineering charges associated with the development of new products and technologies; (2) our expectation that our expenditures on expanding our current product offerings and introducing new products will increase in absolute dollars; (3) our intention to continue to establish and maintain business relationships with technology companies; (4) our expectation that we will increase sales and marketing expenses and add additional sales capacity commensurate with future revenue growth; (5) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2004; (6) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (7) our belief that our forward currency contracts will not subject us to undue risk; (8) our intention to continuously broaden our existing product offerings and introduce new products that expand our solutions portfolio; (9) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2004 as compared to the comparable period in the prior year; (10) our belief that our products currently compete favorably with our competitors; (11) the possibility that we may engage in future acquisitions and (12) our expectation that the value of our investments will not decline significantly because of changes in market interest rates; (13) our expectation that amortization expense for existing technology will be $1.6 million in the remainder of fiscal 2004; (14) our expectation that deferred stock compensation amortization for fiscal 2004, 2005 and 2006 will be $1.2 million, $0.7 million and $0.6 million, respectively; (15) our expectation that amortization expense for capitalized patents for fiscal 2004 will be $1.4 million, and $1.8 million for each of the fiscal years 2005, 2006, 2007 and 2008 and $0.3 million thereafter; and (16) our belief that if we are not able to sublease our currently vacated facilities, our aggregate liability for these additional lease payments will be approximately $3.8 million; (17) our belief that our future contractual obligations as of August 1, 2003 will be no more than $27.1 million in fiscal 2004, $25.0 million in fiscal 2005, $21.4 million in fiscal 2006, $14.7 million in fiscal 2007, $3.8 million in fiscal 2008 and $10.5 million thereafter, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) our ability to maintain our supplier and contract manufacturer relationships; (8) our ability to expand our storage business through our indirect channel; (9) the ability of our competitors to introduce new products that compete successfully with our products; (10) the general economic environment and the continued growth of the storage and content delivery markets; (11) our ability to sustain and/or improve our cash and overall financial position; (12) our ability to generate future income to utilize our deferred tax assets; and (13) those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Overview

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance is a world leader in unified storage solutions for the data-intensive enterprise. Network Appliance network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. We believe our products have set the standard for simplicity and ease of operation, with what we believe to be one of the lowest total costs of ownership and highest returns on investment in the industry. Network Appliance solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide. Since our inception in 1992, Network Appliance has pioneered technology, product, and partner firsts that continue to drive the evolution of storage.

Code of Business Conduct and Ethics

      We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business practices addresses all major aspects of employee behavior including, conflicts of interest; confidentiality; compliance with laws, rules and regulations (including insider trading laws); and related matters. We require as part of our regular process that all employees sign a statement that they have all read and understood the code of business conduct and ethics.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended April 30, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, income taxes, and loss contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

      We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	inventory write-down;

•	restructuring accruals;

•	loss contingencies;

•	impairment losses on investments;

•	accounting for income taxes;

•	accounting for stock-based compensation; and

•	derivative instruments.

Revenue Recognition and Allowances

      We apply the provisions of SOP 97-2, “Software Revenue Recognition” and related interpretations, to all transactions that generate revenue. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order prior to recognizing revenue on an arrangement from our end user customers, value added resellers, or distributors.

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms as FOB shipping point. We typically do not allow for re-stocking rights with any of our value added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and condition practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value added resellers or distributors.

•	Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

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

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities. These restructuring accruals were accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See Note 10 to the Condensed Consolidated Financial Statements for further discussion.

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

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the first quarter of fiscal 2003, we recorded a non-cash write-down of $0.7 million related to impairments of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the first quarter of fiscal 2004, we recorded a gain of $0.1 million related to sales of previously impaired investments.

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

Accounting for Stock-based Compensation

      We account for stock-based compensation in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

Derivative Instruments

      We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset or liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.

New Accounting Standards

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

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. As of August 1, 2003, the Company had no investments which would require consolidation under FIN 46.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flow.

      In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. As of August 1, 2003, the Company had no financial instruments within the scope of this pronouncement.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended

	August 1,	July 26,
	2003	2002

Revenues:	100.0%	100.0%
Product revenue	90.5	90.3
Service revenue	9.5	9.7
Cost of Revenues:
Cost of product revenue	32.6	30.8
Cost of service revenue	7.5	7.5

Gross margin	59.9	61.7

Operating Expenses:
Sales and marketing	30.4	34.7
Research and development	12.1	13.5
General and administrative	4.7	3.6
Stock compensation	0.3	0.5

Total operating expenses	47.5	52.3

Income from Operations	12.4	9.4
Other Income (Expense), net:
Interest income	1.2	1.6
Other expense, net	(0.1)	(0.5)
Net gain/(loss) on investments	0.1	(0.4)
Gain on sale of intangible asset	—	0.3

Total other income, net	1.2	1.0

Income before Income Taxes	13.6	10.4
Provision for Income Taxes	3.2	2.6

Net Income	10.4%	7.8%

      In the first quarter of fiscal year 2004, we continued to enhance our enterprise solutions, broaden our customer portfolio, expand our partnerships with other industry leaders, and gain market acceptance for our unified storage, iSCSI, NearStoreTM, NetCache® and gateway filers (gFilerTM) solutions. We extended our strategic partnerships to develop and deliver enterprise storage solutions on Linux technology. Our revenue growth was primarily driven by new product innovation as we continued to penetrate into a variety of industries worldwide to help customers store, manage and consolidate their business- and mission-critical data. We believe our competitive advantage is a result of lower total cost of ownership from a combination of four factors: lower acquisition cost, reduced administrative overhead, minimized service cost, and reduced downtime of critical business applications.

      We further demonstrated our commitment to interoperable management solutions by releasing the Manage ONTAPTM API Suite and Software Developers’ Kit, which provides developers open access to Network ApplianceTM application programming interfaces, enabling partners to more tightly integrate and synergize their management applications for optimal performance in NetApp environments.

      We also expanded our channel strategy by signing distribution agreements with the North American Computer Products group of Arrow Electronics and Avnet Hall-Mark. The agreements enable new Network Appliance distributors to provide value-added resellers the tools, training, marketing, sales, and technical services to build and expand their storage businesses and open up greater market penetration opportunities for Network Appliance.

      Product Revenues — Product revenues increased by 26.3% to $235.8 million for the first quarter of fiscal 2004, from $186.7 million for the first quarter of fiscal 2003. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the same period in the prior year.

      Product revenues were favorably impacted by the following factors:

•	increased revenues from our new product introductions such as: FAS960, FAS940, and FAS250 filer products; NearStore R150 nearline storage systems; NetCache C2100 and C1200 appliances, as well as our gateway filers (gFiler,) GF960, GF940 and GF825;

•	data management software offering a unique set of features to enable mission-critical availability, while reducing the complexity of enterprise storage management;

•	higher sales of software subscription upgrades representing 9.2% and 7.2% of total revenues for the first quarters of fiscal 2004 and 2003, respectively.

•	a higher average selling price for our newer products: FAS960, FAS940 and FAS250 filers, C1200 NetCache products, NearStore R100, R150 nearline storage systems and software features, as well as our gateway filers (gFiler,) GF960, GF940 and GF825;

•	increased sales through indirect channels, including sales through our OEM partners, representing 51.7% and 42.1% of total revenues for the first quarters of fiscal 2004 and 2003, respectively, and

•	incremental revenue due to an extra week of business in the first quarter of fiscal 2004 (a 14-week first quarter in fiscal 2004 versus a 13-week first quarter in fiscal 2003.)

      Product revenues were negatively impacted by the following factors:

•	continued weakness in overall technology spending from Internet- and technology-related customers;

•	larger, lower cost per megabyte disks as a result of larger disk capacity; and

•	declining average selling price and unit sales of our older filer and caching products.

      We cannot assure you that we will be able to maintain or increase market demand for our products.

      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 23.1% to $24.7 million in the first quarter of fiscal 2004, from $20.1 million in the first quarter of fiscal 2003. Service revenues are generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. Service revenues represented 9.5% and 9.7% of total revenues for the first quarters of fiscal 2004 and 2003, respectively. The increase was due to an increasing number of enterprise customers, who typically purchase more complete service packages. Higher service revenues was also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers. While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2004.

      International total revenues (including United States exports) increased by 39.9% for the first quarter of fiscal 2004 as compared to the same period in fiscal 2003. International total revenues were $108.5 million, or 41.6% of total revenues, and $77.5 million, or 37.5% of total revenues for the first quarters of fiscal 2004 and 2003, respectively. The increase in international sales was primarily a result of European and Asia Pacific net revenues growth, driven by larger storage implementations, new products, higher storage spending in certain geographic regions, and positive foreign exchange effects from a weaker U.S. dollar, as compared to the same period in the prior year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2004.

      Product Gross Margin — Product gross margin decreased to 63.9% for the first quarter of fiscal 2004, from 65.9% for the first quarter of fiscal 2003. Amortization of existing technology included in cost of product revenues was $1.4 million for both first quarters of fiscal 2004 and 2003. Estimated future amortization for fiscal 2004 will be $1.6 million and none thereafter.

      Product gross margin was negatively impacted by:

•	increased sales through indirect channels, which have a lower gross margin than our direct sales;

•	transitional costs associated with the implementation of a new Enterprise Resource Planning (“ERP”) system;

•	higher disk content with an expanded storage capacity for the higher-end filers and Nearstore systems;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower average selling price of certain add-on software options.

      Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	competitive pricing solutions with our core filer products bundled with software features;

•	higher average selling prices for our new products; and

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers.

      Service Gross Margin — Service gross margin decreased to 21.7% in the first quarter of fiscal 2004 as compared to 23.0% in the first quarter of fiscal 2003. Investments in customer service increased by 25.2% to $19.3 million in the first quarter of fiscal 2004, from $15.5 million in the first quarter of fiscal 2003. The decrease in service gross margin was primarily due to the continued investment in our service infrastructure to support our increasing enterprise customer base, including investment in the Bangalore Technology Center in India.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 10.4% to $79.4 million for the first quarter of fiscal 2004, from $71.9 million for the first quarter of fiscal 2003. These expenses were 30.4% and 34.7% of total revenues for the first quarters of fiscal 2004 and fiscal 2003, respectively. The increase in absolute dollars was attributed to a 14-week first quarter in fiscal 2004 versus a 13-week first quarter in fiscal 2003; sales kick off/club meetings, increased commission expenses and the continued worldwide investment in our sales and customer service organizations associated with selling complete solutions at the enterprise level, offset by cost control and reduction in discretionary spending efforts. Sales and marketing headcount decreased to 1,188 at August 1, 2003 from 1,265 at July 26, 2002.

      We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents. Estimated future capitalized patents amortization expenses for fiscal 2004 will be $1.4 million, $1.8 million for each of the fiscal years 2005, 2006, 2007 and 2008 and $0.3 million thereafter.

      Research and development expenses increased 13.2% to $31.5 million for the first quarter of fiscal 2004 from $27.9 million for the first quarter of fiscal 2003. These expenses represented 12.1% and 13.5% of total revenues for the first quarters of fiscal 2004 and 2003, respectively. The increase in research and development expenses was primarily a result of a 14-week first quarter in fiscal 2004 versus a 13-week first quarter in fiscal 2003, increased headcount, offset by a partial holiday shutdown, cost control and reduction in discretionary spending efforts. Research and development headcount increased to 540 as of August 1, 2003 compared to 522 as of July 26, 2002. For both the first quarters of fiscal 2004 and 2003, no software development costs were capitalized.

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

      We believe that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2004 as compared to the comparable period in the prior year.

      General and Administrative — General and administrative expenses increased 64.9% to $12.3 million for first quarter of fiscal 2004, from $7.4 million for the first quarter of fiscal 2003. These expenses represented 4.7% and 3.6% of total revenues for the first quarters of fiscal 2004 and 2003, respectively. This increase in absolute dollars was primarily due to the investment in our enterprise-wide ERP system, expenses associated with expanded regulatory requirements, a 14-week first quarter in fiscal 2004 versus a 13-week first quarter in fiscal 2003, a $1.5 million benefit from the collection of previously accrued customer-specific bad debt allowance in the same quarter prior year, offset by cost control, reduction in discretionary spending efforts and a partial holiday shutdown. General and administrative headcount increased to 282 at August 1, 2003 from 256 at July 26, 2002. We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2004 due to the investment in our enterprise-wide ERP system and expanded regulatory requirements as compared to the comparable period in the prior year.

      Stock Compensation — We account for stock-based compensation in accordance with the provisions of APB No. 25 and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

      Stock compensation expenses were $0.7 million and $1.0 million in the first quarters of fiscal 2004 and 2003, respectively. This decrease was primarily due to lower stock compensation in first quarter of fiscal 2004 as compared to same period in fiscal 2003 attributed to forfeitures of unvested options assumed in the WebManage Technologies, Inc. acquisition in fiscal 2001; offset by an increase in stock compensation expenses relating to restricted stock awards. Estimated future deferred stock compensation amortization expenses are $1.2 million in fiscal 2004, $0.7 million in fiscal 2005 and $0.6 million in fiscal 2006 and none thereafter.

      Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities.

Fiscal 2002 Second Quarter Restructuring Plan

      As a result of the restructuring in August 2001, we recorded a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. The reserve balance of $0.8 million at August 1, 2003 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million. During fiscal 2002 and 2003, we recorded a net restructuring adjustment of $0.1 million, $0.3 million, respectively, due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $0.6 million to be payable through January 2006.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at August 1, 2003 (in thousands):

	Severance-related	Fixed Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,444)	—	(885)	(5,329)
Non-cash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2003	667	—	140	807
Cash payments	11	—	(9)	2
Non-cash portion	—	—	(1)	(1)

Reserve balance at August 1, 2003	$678	$—	$130	$808

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we recorded a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at August 1, 2003, $1.4 million was included in other accrued liabilities and the remaining $3.0 million was classified as long-term obligations.

      In January 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $0.9 million, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for an additional total lease payments of $3.2 million to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at August 1, 2003 (in thousands):

	Severance-related	Fixed Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments	(706)	—	(1,023)	(1,729)
Non-cash portion	—	(473)	—	(473)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments	—	—	(205)	(205)

Reserve balance at August 1, 2003	$—	$—	$4,366	$4,366

      Interest Income — Interest income was $3.0 million and $3.2 million for the first quarters of fiscal 2004 and 2003, respectively. The moderate decrease in interest income was primarily due to lower average interest rates, and lower investment balances as we utilized $26.8 million to repurchase our common stock in the first quarter of fiscal 2004.

      Other Income (Expense), Net — The first quarters of fiscal 2004 and 2003 included a net exchange loss from foreign currency transactions of $0.2 million and $1.0 million, respectively.

      Net Gain/(Loss) on Investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the first quarter of fiscal 2003, we recorded a noncash write down of $0.7 million related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the first quarter of fiscal 2004, we sold certain previously impaired investments and realized a net gain of $0.1 million.

      Gain on Sale of Intangible Assets — We recorded a gain on sale of intangible assets of $0.6 million in the first quarter of fiscal 2003 related to the sale of our ContentReporterTM software. We intend to resell this software through a licensing arrangement.

      Provision for Income Taxes — For first quarter of fiscal 2004, we applied an annual tax rate of 23.6% to pretax income. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Liquidity and Capital Resources

      As of August 1, 2003, as compared to the April 30, 2003 balances, our cash, cash equivalents, and short-term investments increased by $31.3 million to $650.1 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $32.1 million to $620.6 million as of August 1, 2003, compared to $588.5 million as of April 30, 2003.

      We generated cash from operating activities totaling $56.8 million and $26.9 million for the first quarters of fiscal 2004 and 2003, respectively. Net cash provided by operating activities in the first quarter of fiscal 2004 was principally related to net income of $27.1 million, decreases in accounts receivable, increases in accounts payable, income taxes payable, deferred revenue, coupled with depreciation, net gain or loss on investments, amortization of intangibles and stock compensation, partially offset by decreased accrued liabilities, accrued compensation and related benefits and increases in inventories, deferred income taxes and prepaid expenses and other assets.

      We used $12.3 million and $14.4 million of cash in the first quarters of fiscal 2004 and 2003, respectively, for capital expenditures. We received net proceeds of $3.4 million and $18.5 million in the first quarters of fiscal 2004 and 2003, respectively, for net purchases/ redemptions of short-term investments. In June 2003, we acquired additional patents for a purchase price of approximately $9.0 million. Investing activities in the first quarters of fiscal 2004 and 2003 also included new investments in privately-held companies of $0.3 million for both periods.

      Financing activities used $2.6 million in the first quarter of fiscal 2004, which included both common stock repurchases and sales of common stock. We repurchased 2.2 million shares of common stock at a total of $34.8 million, of which we paid cash of $26.8 million and the remaining $8.0 million was included in other accrued liabilities. Financing activities provided $10.3 million in the first quarter of fiscal 2003, which related to sales of common stock related to employee stock transactions. The change in cash flow from financing was primarily due to the effects of the common stock repurchases partially offset by higher proceeds from issuance of common stock under employee programs compared to the same period in the prior year.

      Our capital and liquidity requirements depend on numerous factors, including risks relating to fluctuating operating results, continued growth in the network storage and content delivery markets, customer and market acceptance of our products, dependence on new products, rapid technological change, dependence on qualified technical and sales personnel, risk inherent in our international operations, competition, reliance on a limited number of suppliers and contract manufacturers, relationships with strategic partners and resellers, dependence on proprietary technology, intellectual property rights, the value of our investments in equity securities and real estate, and other factors. We believe that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months.

Contractual Obligations

      The following summarizes our contractual obligations at August 1, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Operating lease payments	$8,131	$10,163	$7,628	$4,668	$3,793	$10,512	$44,895
Venture capital funding commitments	982	1,309	1,309	—	—	—	3,600
Purchase commitments	14,526	8,400	10,000	10,000	—	—	42,926
Maintenance services and other	3,425	5,094	2,493	—	—	—	11,012

	$27,064	$24,966	$21,430	$14,668	$3,793	$10,512	$102,433

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

A significant percentage of our expenses are fixed, which could materially and adversely affect our net income.

      Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations or previously higher levels, net income will be disproportionately affected in a material and adverse manner.

Because cost and expense control is critical to maintaining our positive cash flow from operations and profitability, if we are unable to control costs and expenses relative to our revenue, our cash flow and net income will be adversely affected.

      In fiscal 2002, we reduced fixed costs through workforce reductions and a consolidation of our facilities. We believe strict cost containment is essential to maintaining positive cash flow from operations and remaining profitable in future quarters, especially since the outlook for future quarters is uncertain. Additional measures to reduce expenses may be undertaken if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and deterioration of our revenues. If we are not able to effectively control our costs and achieve an expense structure commensurate with our business activities and revenues, our cash flow and net income will be adversely affected.

Our future financial performance depends on growth in the network storage and content delivery markets. If these markets do not continue to grow at the rates at which we forecast growth, our operating results will be materially and adversely impacted.

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

      For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceuticals and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability and permanence (such as Rule 17(a)(4) of the Securities Exchange Act of 1934, as amended) in the United States and in the other countries in which we operate. If our products do not meet, and continue to comply with, these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products and, therefore, we will not be able to expand our product offerings in these market and geographical segments at the rates for which we have forecast.

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

      In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies. Additionally, certain macroeconomic factors such as changes in interest rates, the market climate for the technology sector, and levels of corporate spending on information technology could also have an impact on the trading price of our stock. As a result, the market price of our common stock may fluctuate significantly in the future and any broad market decline, as well as our own operating results, may materially adversely affect the market price of our common stock.

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, or if we fail to manage the transition between our new and old products, our operating results could be materially adversely affected.

      Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and Internet caching devices, and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical risks. However, we cannot assure you that any of our new products will achieve market acceptance. Additional product introductions in future periods may also impact our sales of existing products. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially adversely affected.

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

Our business could be materially adversely affected as a result of a natural disaster, terrorist acts, or other catastrophic events.

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

      We conduct business internationally. For the first quarter of fiscal 2004, approximately 41.6% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

      Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge our currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flow. All balance sheet hedges are marked to market through earnings every period, while gains and losses on cash flow hedges are recorded in other comprehensive income. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

      We believe that the principal competitive factors affecting the storage and content delivery markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and customer service and support. To date, we have been able to compete successfully with our principal competitors in large part based on the product benefits that we believe result from the superior technology of our products. We must continue to maintain and enhance this technological advantage over our competitors. Otherwise, if those competitors with greater financial, marketing, service, support, technical and other resources were able to offer products that matched or surpassed the technological capabilities of our products, these competitors would, by virtue of these greater resources, gain a competitive advantage over us that would lead to greater sales for these competitors at the expense of our own market share, which would have a material adverse affect on our business, financial condition and results of operations.

      Increased competition could also result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our operating results. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, sale, and support of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures we face could materially adversely affect our operating results.

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

The loss of any contract manufacturers or the failure to accurately forecast demand for our products or successfully manage our relationships with our contract manufacturers could negatively impact our ability to manufacture and sell our products.

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

      From time to time, we make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control, and recent events have adversely affected the public equity market. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In the first quarter of fiscal 2003, we recorded a non-cash write-down of $0.7 million related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the first quarter of fiscal 2004, we recorded a gain of $0.1 million related to sales of previously impaired investments.

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

      In addition, we adopted SFAS 142 “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. As of August 1, 2003, the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). There had been no impairment of goodwill and intangible assets as of the end of the first quarter of fiscal 2004. There can be no assurance that future impairment tests will not result in a charge to earnings.

We rely and will increasing rely on our indirect sales channel for a significant portion of our revenue. If we are unable to manage effectively this sales channel, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse impact on our business, financial condition and results of operations.

      We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers (“VARs”), systems integrators, distributors and strategic business partners and derive a significant portion of our revenue from these indirect channel partners. However, in order for us to maintain our current revenue sources and grow our revenue as we have forecasted, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, we on occasion compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may develop and offer products of their own that are competitive to ours. Or, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sale and support of our competitors’ products than ours. If we fail to manage effectively our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse affect on our business, financial condition and results of operations.

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

      The preparation of the consolidated financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 4 of the Notes to Condensed Consolidated Financial Statements describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions. In addition, see our Critical Accounting Policies under Item 7.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of August 1, 2003, we had short-term investments of $329.4 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at August 1, 2003 would cause the fair value of these short-term investments to decline by approximately $0.7 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity securities included in our short-term investments, which are primarily in publicly traded companies in the volatile high-technology industry sector. In the first quarter of fiscal 2003, we recorded a non-cash write down of $0.7 million related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary.

      We do not attempt to reduce or eliminate our market exposure on these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an immaterial decrease in the fair value of our equity security as of August 1, 2003.

      The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

Foreign Currency Exchange Rate Risk

      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS 133. For cash flow hedges, the gains or losses were included in other comprehensive income and were not material at August 1, 2003.

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

      The following table provides information about our foreign exchange forward contracts outstanding on August 1, 2003, (in thousands):

		Foreign Currency	Contract Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

AUD	Sell	10,300	$6,677	$6,677
CHF	Sell	3,500	$2,554	$2,554
GBP	Sell	14,095	$22,618	$22,621
EUR	Sell	42,041	$47,232	$47,257
CAD	Sell	10,100	$7,187	$7,186
ZAR	Sell	19,500	$2,580	$2,580

Item 4.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In May 2003, we implemented new enterprise-wide software, as well as new business processes and procedures to support the software. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. The new software and processes have been used to record and report our fiscal 2004 financial results.

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

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      None

Item 2.	Changes in Securities

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1(	1)	Certificate of Incorporation of the Company
3.2(	1)	Bylaws of the Company
4.1(	1)	Reference is made to Exhibits 3.1 and 3.2
10.1		Asset Purchase Agreement dated June 20, 2003, by and between Auspex System, Inc. and the Company.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 3, 2003.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 3, 2003.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 3, 2003.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

      (b) Reports on Form 8-K

On May 13, 2003, we furnished (but did not file) a report on Form 8-K relating to financial information for Network Appliance for the year ended April 30, 2003 and forward-looking statements relating to fiscal 2004, as presented in a press release of May 13, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: September 3, 2003

EXHIBIT INDEX

Exhibit No.		Description

3.1(	1)	Certificate of Incorporation of the Company.
3.2(	1)	Bylaws of the Company.
4.1(	1)	Reference is made to Exhibits 3.1 and 3.2.
10.1		Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 3, 2003.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 3, 2003.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 3, 2003.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.