Form 10-Q
period 2003-10-31
NETWORK APPLIANCE INC
filed 2003-12-04
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares outstanding of the registrant’s common stock, $.001 par value, as of the latest practicable date.

Outstanding at
Class	October 31, 2003

Common Stock	345,083,442

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	October 31,	April 30,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$315,060	$284,161
Short-term investments	407,035	334,677
Accounts receivable, net of allowances of $4,961 at October 31, 2003 and $5,355 at April 30, 2003	160,861	151,637
Inventories	36,831	31,559
Prepaid expenses and other	23,965	24,014
Deferred income taxes	27,942	27,444

Total current assets	971,694	853,492
Property and Equipment, net	361,955	362,862
Goodwill	48,212	48,212
Intangible Assets, net	8,641	2,954
Other Assets	53,356	51,653

	$1,443,858	$1,319,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,054	$39,600
Income taxes payable	11,875	30,256
Accrued compensation and related benefits	45,609	40,647
Other accrued liabilities	46,252	43,841
Deferred revenue	125,588	110,672

Total current liabilities	270,378	265,016
Long-Term Deferred Revenue	83,483	63,698
Long-Term Obligations	4,781	3,102

Total liabilities	358,642	331,816

Stockholders’ Equity:
Common stock	345	341
Additional paid-in capital	771,617	704,338
Deferred stock compensation	(1,955)	(1,363)
Treasury stock	(44,862)	—
Retained earnings	359,623	284,137
Accumulated other comprehensive income (loss)	448	(96)

Total stockholders’ equity	1,085,216	987,357

	$1,443,858	$1,319,173

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended		Six Months Ended

	October 31,	October 25,	October 31,	October 25,
	2003	2002	2003	2002

Revenues:
Product revenue	$249,532	$193,357	$485,318	$380,097
Service revenue	26,018	21,814	50,741	41,902

Total revenues	275,550	215,171	536,059	421,999

Cost of Revenues:
Cost of product revenue	88,090	67,378	173,129	131,033
Cost of service revenue	22,397	14,803	41,744	30,261

Total cost of revenues	110,487	82,181	214,873	161,294

Gross margin	165,063	132,990	321,186	260,705

Operating Expenses:
Sales and marketing	82,185	76,207	161,541	148,109
Research and development	31,513	28,373	63,054	56,241
General and administrative	12,728	9,132	24,993	16,570
Stock compensation(1)	893	885	1,547	1,868
Restructuring charges	1,110	—	1,110	—

Total operating expenses	128,429	114,597	252,245	222,788

Income from Operations	36,634	18,393	68,941	37,917
Other Income (Expense), net:
Interest income	2,831	2,880	5,876	6,031
Other expense, net	(1,209)	(189)	(1,256)	(1,189)
Net gain/(loss) on investments	—	—	145	(726)
Gain on sale of intangible asset	—	—	—	604

Total other income, net	1,622	2,691	4,765	4,720

Income before Income Taxes	38,256	21,084	73,706	42,637
Provision for (Benefit from) Income Taxes	(10,157)	5,271	(1,780)	10,659

Net Income	$48,413	$15,813	$75,486	$31,978

Net Income per Share:
Basic	$0.14	$0.05	$0.22	$0.10

Diluted	$0.13	$0.05	$0.21	$0.09

Shares Used in per Share Calculations:
Basic	343,725	336,605	342,706	336,194

Diluted	364,715	347,110	361,606	348,616

(1) Stock compensation includes:
Sales and marketing	$601	$295	$959	$867
Research and development	188	518	380	842
General and administrative	104	72	208	159

	$893	$885	$1,547	$1,868

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Six Months Ended

	October 31, 2003	October 25, 2002

Cash Flows from Operating Activities:
Net income	$75,486	$31,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,967	24,787
Amortization of patents	601	—
Amortization of intangible assets	2,728	2,750
Stock compensation	1,547	1,868
Net (gain) loss on investments	(145)	726
Gain on sale of intangible asset	—	(604)
Provision for doubtful accounts	(320)	(1,664)
Deferred income taxes	(4)	1,486
Deferred rent	324	(8)
Changes in assets and liabilities:
Accounts receivable	(8,904)	(6,591)
Inventories	(7,893)	(11,667)
Prepaid expenses and other assets	(1,711)	(6,992)
Accounts payable	1,454	5,955
Income taxes payable	(6,452)	5,625
Accrued compensation and related benefits	4,962	(5,789)
Other accrued liabilities	4,179	(400)
Deferred revenue	34,700	23,059

Net cash provided by operating activities	127,519	64,519

Cash Flows from Investing Activities:
Purchases of short-term investments	(251,720)	(178,829)
Redemptions of short-term investments	177,604	153,545
Purchases of property and equipment	(22,041)	(31,488)
Proceeds from disposal of fixed assets	105	—
Proceeds from sales of investments	419	—
Purchases of patents	(9,015)	—
Purchase of equity securities	(325)	(475)

Net cash used in investing activities	(104,973)	(57,247)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	53,215	11,969
Repurchases of common stock	(44,862)	—

Net cash provided by financing activities	8,353	11,969

Net Change in Cash and Cash Equivalents	30,899	19,241
Cash and Cash Equivalents:
Beginning of period	284,161	210,756

End of period	$315,060	$229,997

Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	$1,612	$(1,517)
Conversion of evaluation inventory to fixed assets	$2,621	$4,058
Income tax benefit from employee stock transactions	$11,929	$—
Supplemental cash flow information:
Income taxes paid	$4,733	$4,073

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data — unaudited)

1.	The Company

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance is a world leader in unified storage solutions for the data-intensive enterprise. NetApp® network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. Network ApplianceTM solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide. Since its inception in 1992, Network Appliance has pioneered technology, product, and partner firsts that continue to drive the evolution of storageTM.

2.	Condensed Consolidated Financial Statements

      The accompanying interim unaudited condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements.

      We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first six months of fiscal 2004 and 2003 were 27-week and 26-week fiscal periods, respectively.

      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2003. The results of operations for the three and six-month periods ended October 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

      Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported total assets, liabilities and stockholders’ equity or net income.

3.	Use of Estimates

      The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to revenue recognition and allowances; inventory write-down; restructuring accruals; loss contingencies; impairment losses on investments; accounting for income taxes; accounting for stock-based compensation; and derivative instruments. Actual results could differ from those estimates.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended		Six Months Ended

	October 31,	October 25,	October 31,	October 25,
	2003	2002	2003	2002

Product revenue:
Products	80.8%	82.0%	81.0%	82.6%
Software subscriptions	9.8%	7.9%	9.5%	7.5%

	90.6%	89.9%	90.5%	90.1%
Service revenue	9.4%	10.1%	9.5%	9.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loss Contingencies

      We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the six-month period ended October 25, 2002, we recorded a non-cash write down of $726 related to an impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the six-month period ended October 31, 2003, we recorded a gain of $145 related to sales of previously impaired investments.

Accounting for Income Taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S. For the three and six-month periods ended October 31, 2003, we recorded a non-recurring income tax benefit of $16,831 associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as future tax rate benefits. We expect to receive a substantial tax refund that relates to prior years’ tax payments.

      The carrying value of our net deferred tax assets, which consists primarily of income tax deductions, credits, and net operating loss carryforwards resulting from stock option exercises, assumes that we will be able to generate sufficient future income to fully utilize these tax deductions and credits. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability due to expectation of future employee stock option exercises.

Derivative Instruments

      We adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset or liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Balance Sheet. We utilize currency forward contracts to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three and six-month periods ended October 31, 2003, net gains generated by hedged assets and liabilities totaled $2,298 and $4,745, respectively, and were offset by losses on the related derivative instruments of $3,458 and $6,076, respectively. For the three and six-month periods ended October 25, 2002, net gains (losses) generated by hedged assets and liabilities totaled $(159) and $3,830, respectively, and were offset by gains (losses) on the related derivative instruments of $101 and $(4,827), respectively.

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

      If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in other income. For the three and six-month periods ended October 31, 2003, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

      We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the three and six-month periods ended October 31, 2003.

Stock-Based Compensation

      We account for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under the fair value based method.

      We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method.

      Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123 our pro forma net income (loss) and net income (loss) per share would be as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	October 31,	October 25,	October 31,	October 25,
	2003	2002	2003	2002

Net income as reported	$48,413	$15,813	$75,486		$31,978
Add: stock based employee compensation expense included in reported net income under APB 25, net of related tax effects	301	313	612		694
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	24,186	43,183	56,333		92,688

Pro forma net income (loss)	$24,528	$(27,057)	$19,765		$(60,016)

				$
Basic net income per share, as reported	0.14	$0.05	$0.22		$0.10

				$
Diluted net income per share, as reported	0.13	$0.05	$0.21		$0.09

				$
Basic net income (loss) per share, pro forma	0.07	$(0.08)	$0.06		$(0.18)

				$
Diluted net income (loss) per share, pro forma	0.07	$(0.08)	$0.05		$(0.18)

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	October 31,	April 30,
	2003	2003

Purchased components	$15,992	$16,277
Work in process	1,818	537
Finished goods	19,021	14,745

	$36,831	$31,559

6.     Intangible Assets

      Balances are summarized as follows:

	October 31, 2003			April 30, 2003

		Accumulated	Net		Accumulated	Net
	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

	(In thousands)
Intangible assets:
Patents	$9,145	$(731)	$8,414	$130	$(130)	$—

Existing technology	$16,365	$(16,138)	$227	$16,365	$(13,411)	$2,954

      During the first quarter of fiscal 2004, we acquired additional patents that will enhance our technology base to build next-generation network-attached storage (“NAS”,) storage area network (“SAN”,) and fabric-attached storage (“FAS”) systems for the benefit of our enterprise customers. The costs of such acquired intangibles for use in research and development activities that have alternative future uses have been capitalized and amortized as intangible assets in accordance with APB Opinion No. 17 “Intangible Assets.” Capitalized patents are amortized over five years as research and development expenses and total amortization for capitalized patents was $451 and $601 for the three and six-month periods ending October 31, 2003, respectively as compared to none for the same periods in the prior year. Estimated future patents amortization expenses are $901 for fiscal 2004, $1,803 for each of the fiscal years 2005, 2006, 2007 and 2008, and $300 thereafter.

      Existing technology is amortized over three years as cost of product revenue and total amortization expense for existing technology was $1,364 and $2,728 for the three and six-month periods ending October 31, 2003, respectively, as compared to $1,364 and $2,750 for the three and six-month periods ending October 25, 2002, respectively. Estimated future amortization expense is $227 for fiscal 2004 and none thereafter.

7.     Stock Compensation

      We record stock compensation in accordance with provisions of APB No. 25, for employee awards and SFAS No. 123, for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards.

      We recorded $502 and $1,021 of deferred compensation for the three and six month periods ended October 31, 2003, respectively and $521 and $1,157 for the three and six month periods ended October 25, 2002, respectively, primarily related to the recognition of stock compensation of unvested options assumed in the WebManage acquisition in fiscal 2001, the grant of stock options to certain highly compensated employees and the award of restricted stocks to certain employees. We reversed $56 and $116 of deferred compensation

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the three and six month periods ended October 31, 2003, respectively and $1,393 and $1,517 in the three and six month periods ended October 25, 2002, respectively, all due to employee terminations.

      We recorded $391 and $526 in compensation expense in the three and six-month periods ending October 31, 2003, respectively, and $97 and $443 in the three and six-month periods ending October 25, 2002, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. The 100,000 common shares under the 1999 Plan were granted at an exercise price of $15.72 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

      For the three and six month periods ended October 25, 2002, under terms of the acquisition agreement with Orca Systems Inc. (“Orca”), we released 33 shares of common stock to former Orca shareholders upon meeting certain performance criteria. The fair market value of the shares of $267 was measured on the date the performance criteria were met and was recognized as stock compensation. In fiscal 2004, there are no more restricted milestones shares remaining under the Orca acquisition agreement.

8.     Earnings Per Share

      Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable using the treasury stock method upon exercise of stock options.

      During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the three and six-month periods ended October 31, 2003 and October 25, 2002 as these options’ exercise prices were above the average market prices in such periods. For the three-month period ended October 31, 2003 and October 25, 2002, 16,234 and 54,903 shares of common stock options with a weighted average exercise price of $53.66 and $27.92, respectively, were excluded from the diluted net income per share computation. For the six-month period ended October 31, 2003 and October 25, 2002, 23,998 and 52,026 shares of common stock options with a weighted average exercise price of $43.16 and $29.18, respectively, were excluded from the diluted net income per share computation.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended

	October 31,	October 25,	October 31,	October 25,
	2003	2002	2003	2002

Net Income (Numerator):
Net income, basic and diluted	$48,413	$15,813	$75,486	$31,978

Shares (Denominator):
Weighted average common shares outstanding	343,806	336,701	342,769	336,306
Weighted average common shares outstanding subject to repurchase	(81)	(96)	(63)	(112)

Shares used in basic computation	343,725	336,605	342,706	336,194
Weighted average common shares outstanding subject to repurchase	81	96	63	112
Common shares issuable upon exercise of stock options	20,909	10,409	18,837	12,310

Shares used in diluted computation	364,715	347,110	361,606	348,616

Net Income Per Share:
Basic	$0.14	$0.05	$0.22	$0.10

Diluted	$0.13	$0.05	$0.21	$0.09

9.     Comprehensive Income

      The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended

	October 31,	October 25,	October 31,	October 25,
	2003	2002	2003	2002

Net income	$48,413	$15,813	$75,486	$31,978
Currency translation adjustment	512	(96)	1,914	248
Unrealized loss on derivatives	(96)	—	(382)	—
Unrealized gain (loss) on investments	82	(144)	(988)	815

Comprehensive income	$48,911	$15,573	$76,030	$33,041

      The components of accumulated other comprehensive income (loss) were as follows:

	October 31,	April 30
	2003	2003

Accumulated translation adjustments, net	$676	$(1,238)
Accumulated realized loss on derivatives	(411)	$(29)
Accumulated unrealized gain on available-for-sale investments, net	183	1,171

Total accumulated other comprehensive income (loss)	$448	$(96)

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Restructuring Charges

Fiscal 2002 Second Quarter Restructuring Plan

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities. As a result of the restructuring in August 2001, we recorded a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance of $829 at October 31, 2003 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509. During fiscal 2002 and 2003, we recorded a net restructuring adjustment increase of $95 and a decrease of $334, respectively, due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $555 to be payable through January 2006.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at October 31, 2003:

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,444)	—	(885)	(5,329)
Non-cash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	11	—	(9)	2
Non-cash portion	—	—	(1)	(1)

Reserve balance at August 1, 2003	678	—	130	808
Cash payments and others	19	—	3	22
Non-cash portion	—	—	(1)	(1)

Reserve balance at October 31, 2003	$697	$—	$132	$829

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at October 31, 2003, $832 was included in other accrued liabilities and the remaining $4,441 was classified as long-term obligations.

      In January 2003 and October 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $923 and $1,110 respectively, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for additional total lease payments of $2,275 to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at October 31, 2003:

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Net cash payments	(706)	—	(1,023)	(1,729)
Non-cash portion	—	(473)	—	(473)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Net cash payments	—	—	(205)	(205)

Reserve balance at August 1, 2003	—	—	4,366	4,366
Net cash payments	—	—	(203)	(203)
Adjustments	—	—	1,110	1,110

Reserve balance at October 31, 2003	$—	$—	$5,273	$5,273

11.     Short-Term Investments

      All our investments are classified as available for sale at October 31, 2003 and April 30, 2003. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

      Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the six-month period ended October 25, 2002, we recorded a non-cash write down of $726 related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In six-month period ended October 31, 2003, we recorded a gain of $145 related to sales of previously impaired investments.

12.     New Accounting Pronouncements

      In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this accounting standard did not have a significant impact on our financial position and results of operations.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. As of October 31, 2003, we had no investments which would require consolidation under FIN 46.

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

      In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. As of October 31, 2003, we had no financial instruments within the scope of this pronouncement.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.     Guarantees

      As of October 31, 2003, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee and restricted cash, which were related to facility lease requirements, product performance guarantees, customs and duties guarantees, VAT requirements and workers’ compensation plans. The maximum amount of potential future payments under all of the foregoing arrangements was $2,516. Of this maximum exposure, $964 of restricted cash was classified under Other Assets and Prepaid Expenses and Other on our balance sheet at October 31, 2003. We have not recorded any liability at October 31, 2003 related to these guarantees.

      We provide both recourse and non-recourse lease financing options to our customers. Under the terms of recourse leases, which are generally 3 years or less, we remain liable for the aggregate unpaid remaining lease payments. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of October 31, 2003 the maximum recourse exposure totaled approximately $5,600. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

      We do not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to our extensive product quality program and processes and because our customer service inventories utilized to correct product failures are carried at zero cost.

      We defend and indemnify certain subcontractors and customers for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight line basis. We have not been required to make material payments pursuant to these provisions historically. We have not identified any losses that are probable under these provisions and, accordingly, we have not recorded a liability related to these indemnification provisions. However, there can be no assurances that we will not have any future financial exposure under these indemnification obligations.

15.     Subsequent Events

      On November 4, 2003, Network Appliance signed an agreement to purchase Spinnaker Networks, Inc., a privately held company based in Pittsburgh, Pennsylvania, for approximately $300,000 in an all-stock transaction. The number of common shares to be issued will be determined using our average stock price based on a period immediately preceding the close date which is expected to be in January 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our intent to regularly introduce new products and product enhancements and our intent to support current and new products and product enhancements and incur prototype expenses and non-recurring engineering charges associated with the development of new products and technologies; (2) our expectation that our expenditures on expanding our current product offerings and introducing new products will increase in absolute dollars; (3) our intention to continue to establish and maintain business relationships with technology companies; (4) our expectation that we will increase sales and marketing expenses and add additional sales capacity commensurate with future revenue growth; (5) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2004; (6) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (7) our belief that our forward currency contracts will not subject us to undue risk; (8) our intention to continuously broaden our existing product offerings and introduce new products that expand our solutions portfolio; (9) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2004 as compared to the comparable period in the prior year; (10) our belief that our products currently compete favorably with our competitors; (11) the possibility that we may engage in future acquisitions; (12) our expectation that the value of our investments will not decline significantly because of changes in market interest rates; (13) our expectation that amortization expense for existing technology will be $0.2 million in the remainder of fiscal 2004; (14) our expectation that amortization expense for capitalized patents for fiscal 2004 will be $0.9 million, and $1.8 million for each of the fiscal years 2005, 2006, 2007 and 2008 and $0.3 million thereafter; (15) our expectation that deferred stock compensation amortization for fiscal 2004, 2005 and 2006 will be $0.6 million, $0.7 million and $0.6 million, respectively; (16) our belief that if we are not able to sublease our currently vacated facilities, our aggregate liability for these additional lease payments will be approximately $2.8 million; (17) our belief that our future contractual obligations as of October 31, 2003 will be no more than $11.5 million in fiscal 2004, $25.1 million in fiscal 2005, $21.6 million in fiscal 2006, $15.5 million in fiscal 2007, $4.5 million in fiscal 2008 and $12.5 million thereafter, (18) our expectation that interest income will increase for the remainder of fiscal 2004; (19) our belief that our acquisition of Spinnaker Networks, Inc. will further accelerate the shift to networked storage, speed our ability to deliver new Storage Grids and provide our customers with many benefits; and (20) our belief that our competitive advantage is a result of lower total costs of ownership for our products, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) our ability to maintain our supplier and contract manufacturer relationships; (8) our ability to expand our storage business through our indirect channel; (9) the ability of our competitors to introduce new products that compete successfully with our products; (10) the general economic environment and the continued growth of the storage and content delivery markets; (11) our ability to sustain and/or improve our cash and overall financial position; (12) our ability to generate future income to utilize our deferred tax assets; and (13) those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

Loss Contingencies

      We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the six-month period ended October 25, 2002, we recorded a non-cash write-down of $0.7 million related to impairments of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the six-month period ended October 31, 2004, we recorded a gain of $0.1 million related to sales of previously impaired investments.

Accounting for Income Taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the U.S. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the U.S. and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S. For the three and six-month periods ended October 31, 2003, we recorded a non-recurring income tax benefit of $16.8 million associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as future tax rate benefits. We expect to receive a substantial tax refund that relates to prior years’ tax payments.

      The carrying value of our net deferred tax assets, which consists primarily of income tax deductions, credits, and net operating loss carryforwards resulting from stock option exercises, assumes that we will be able to generate sufficient future income to fully utilize these tax deductions and credits. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability due to expectation of future employee stock option exercises.

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

Derivative Instruments

      We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset or liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.

New Accounting Standards

      In December 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this accounting standard did not have a significant impact on our financial position and results of operations.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. As of October 31, 2003, we had no investments which would require consolidation under FIN 46.

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

      In May 2003, the FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. As of October 31, 2003, we had no financial instruments within the scope of this pronouncement.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended

	October 31,	October 25,	October 31,	October 25,
	2003	2002	2003	2002

Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenue	90.6	89.9	90.5	90.1
Service revenue	9.4	10.1	9.5	9.9
Cost of Revenues:
Cost of product revenue	32.0	31.3	32.3	31.1
Cost of service revenue	8.1	6.9	7.8	7.2

Gross margin	59.9	61.8	59.9	61.7

Operating Expenses:
Sales and marketing	29.8	35.4	30.1	35.1
Research and development	11.4	13.2	11.8	13.3
General and administrative	4.7	4.3	4.6	3.9
Stock compensation	0.3	0.4	0.3	0.4
Restructuring Charges	0.4	0	0.2	0

Total operating expenses	46.6	53.3	47.0	52.7

Income from Operations	13.3	8.5	12.9	9.0
Other Income (Expense), net:
Interest income	1.0	1.4	1.1	1.4
Other expense, net	(0.4)	(0.1)	(0.2)	(0.3)
Net gain (loss) on investments	—	—	—	(0.2)
Gain on sale of intangible asset	—	—	—	0.2

Total other income, net	0.6	1.3	0.9	1.1

Income before Income Taxes	13.9	9.8	13.8	10.1
Provision for (Benefit from) Income Taxes	(3.7)	2.5	(0.3)	2.5

Net Income	17.6%	7.3%	14.1%	7.6%

      In the second quarter of fiscal year 2004, we continued to enhance our enterprise solutions, broaden our customer portfolio, extend our partnerships with other technology leaders, and gain market acceptance for our iSCSI, unified storage, and NearStore® solutions. We reaffirmed our commitment to iSCSI technology by becoming the first to support Windows®, Novell®, NetWare®, and Linux® native iSCSI initiators on Intel® technology-based platforms, enabling customers to share and network more of their data currently in direct-attached configurations using their existing network infrastructures. In addition, Network Appliance announced its program to qualify iSCSI adapter vendors as NetApp® supported solutions in conjunction with NetApp iSCSI storage systems, allowing vendors to develop affordable, certified, and interoperable storage consolidation solutions.

      We broadened our enterprise storage solutions portfolio with our new FAS200 series entry-level systems that are designed for NAS, iSCSI and/or Fibre Channel SAN (storage area network) environments. We announced that our SnapLockTM Compliance regulated data solution and SnapLock Enterprise software are now available on NetApp FAS servers in addition to the NearStore platform. These solutions enable customers to create a flexible storage infrastructure that addresses a variety of data and storage needs for information-intensive business. These new systems and software further extend the Network Appliance unified storage portfolio for application data in mission-and business-critical environments for archive and reference purposes, and for enterprise-wide or workgroup and departmental requirements.

      We also expanded our data protection and regulatory compliance initiatives by extending the SnapLock solutions for regulated data and data permanence storage. The SnapLock Compliance solution enables the storage safeguards required by Rule 17a-3 and 17a-4 under the Securities and Exchange Act of 1934, as amended. The SnapLock Enterprise provides customers with the assurance that important data and business records remain accurate, safe, accessible, and unmodified. In addition, Network Appliance teamed up with Decru DataFortTM and MDY Advanced Technologies to achieve U.S. Department of Defense 5015.2-STD certification for electronic records management applications, enabling defense users to meet stringent data protection and shredding regulations regarding national security.

      In November 2003, we announced the signing of a definitive agreement to acquire Spinnaker Networks, Inc., a privately held company based in Pittsburgh, Pennsylvania, for approximately $300.0 million in an all stock transaction. The combination of NetApp unified storage and software solutions with advanced distributed systems architectures from Spinnaker will further accelerate the shift to networked storage and speeds our ability to deliver new Storage Grids as the foundation for data infrastructures of the future. Data-intensive enterprises will benefit from higher performance, more flexibility and scalability, increased infrastructure reliability, and much tighter integration with database and layered applications. The NetApp Storage Grid architecture will offer these benefits leveraging commodity components costs which lower customers’ acquisition, expansion and management costs, and new approaches for next-generation information lifecycle management (ILM).

      Our revenue growth was primarily driven by new product innovation and strategic partnerships, as we continued to penetrate into a variety of industries worldwide to help customers store, manage, protect and consolidate their business- and mission-critical data. We believe our competitive advantage is a result of lower total cost of ownership from a combination of four factors: lower acquisition cost, reduced administrative overhead, minimized service cost, and reduced downtime of critical business applications.

      Product Revenues — Product revenues increased by 29.1% to $249.5 million for the second quarter of fiscal 2004, from $193.4 million for the second quarter of fiscal 2003. Product revenues increased by 27.7% to $485.3 million for the six-month period ended October 31, 2003, from $380.1 million for the six-month period ended October 25, 2002. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the same periods in the prior year.

      Product revenues were favorably impacted by the following factors:

•	increased revenues from our new product introductions in the three and six-month periods ended October 31, 2003 such as: FAS960, FAS940, and FAS250 filer products; NearStore R150 nearline storage systems; NetCache® C2100 and C1200 appliances, as well as our gateway filers (gFilerTM,) GF960, GF940 and GF825;

•	increased revenues from data management software products that simplify storage administration and increase data availability in mission-and business-critical environments;

•	higher sales of software subscription upgrades representing 9.8% and 9.5% of total revenues for the three and six-month periods ended October 31, 2003, respectively and 7.9% and 7.5% of total revenues for the three and six-month periods ended October 25, 2002, respectively.

•	a higher average selling price for our newer products: FAS960 and FAS250 filers, C1200 NetCache products, NearStore R150 nearline storage systems and software features, as well as our gateway filers (gFiler,) GF960, GF940 and GF825;

•	increased sales through indirect channels, including sales through our resellers, distributors and OEM partners, representing 47.0% and 49.3% of total revenues for the three and six-month periods ended October 31, 2003, respectively, and 44.8% and 43.5% for the three and six-month periods ended October 25, 2002, respectively, and

•	incremental revenue due to an extra week of business in the six-month period ended October 31, 2003 compared to the same period in the prior year.

      Product revenues were negatively impacted by the following factors:

•	larger, lower cost per megabyte disks as a result of larger disk capacity; and

•	declining average selling price and unit sales of our older filer and caching products.

      We cannot assure you that we will be able to maintain or increase market demand for our products.

      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 19.3% to $26.0 million in the second quarter of fiscal 2004, from $21.8 million in the second quarter of fiscal 2003. Service revenues increased by 21.1% to $50.7 million for the six-month period ended October 31, 2003 from $41.9 for the six-month periods ended October 25, 2002. Service revenues are generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. Service revenues represented 9.4% and 9.5% of total revenues for the three and six-month periods ended October 31, 2003, respectively and 10.1% and 9.9% of total revenues for the three and six-month periods ended October 25, 2002, respectively. The increase in absolute dollars was due to an increasing number of enterprise customers, who typically purchase more complete service packages. Higher service revenues was also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers. While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2004.

      International total revenues (including United States exports) increased by 41.5% and 40.7% for the three and six-month periods ended October 31, 2003 as compared to the same periods of fiscal 2003, respectively. International total revenues were $112.9 million, or 41.0% of total revenues, and $221.4 million, or 41.3% of total revenues, for the three and six-month periods ended October 31, 2003, respectively. The increase in international sales for the second quarter of fiscal 2004 was primarily a result of European and Asia Pacific net revenues growth, driven by larger storage implementations, new products and higher storage spending in certain geographic regions, as compared to the same periods in the prior year. The increase in international sales for the six-month period ended October 31, 2003 compared to October 25, 2002 was generally attributed to the same factors cited above for the second quarters of fiscal 2004 and 2003. In addition, international sales were positively impacted by foreign exchange effects from a weaker U.S. dollar for the six-month period ended October 31, 2003 compared to the same period a year ago. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2004.

      Product Gross Margin — Product gross margin decreased to 64.7% for the second quarter of fiscal 2004, from 65.2% for the second quarter of fiscal 2003. Product gross margin decreased to 64.3% for the six-month period ended October 31, 2003, from 65.5% for the six-month period ended October 25, 2002. Amortization of existing technology included in cost of product revenues was $1.4 million and $2.7 million for the three and six-month periods ended October 31, 2003, respectively, and $1.4 million and $2.8 million for the three and six-month periods ended October 25, 2002, respectively. Estimated future amortization for fiscal 2004 will be $0.2 million and none thereafter.

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

      Service Gross Margin — Service gross margin decreased to 13.9% in the second quarter of fiscal 2004 as compared to 32.1% in the second quarter of fiscal 2003. Service gross margin decreased to 17.7% in the six-month period ended October 31, 2003 as compared to 27.8% in the six-month period ended October 25, 2002. Investments in customer service increased by 51.3% to $22.4 million in the second quarter of fiscal 2004, from $14.8 million in the second quarter of fiscal 2003. Investments in customer service increased by 37.9% to $41.7 million in the six-month period ended October 31, 2003, from $30.3 million in the six-month period ended October 25, 2002. The decrease in service gross margin was primarily due to the continued investment in our service infrastructure to support our increasing enterprise customer base. These investments included additional professional support engineers, increased support center activities, global service partnership programs and stocking of additional parts associated with new products and components and increased related logistics costs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 7.8% to $82.2 million for the second quarter of fiscal 2004, from $76.2 million for the second quarter of fiscal 2003. These expenses were 29.8% and 35.4% of total revenues for the second quarters of fiscal 2004 and fiscal 2003, respectively. Sales and marketing expenses increased 9.1% to $161.5 million for the six-month period ended October 31, 2003, from $148.1 million for the six-month period ended October 25, 2002. These expenses were 30.1% and 35.1% of total revenues for the six-month periods ended October 31, 2003, and October 25, 2002, respectively. The increase in absolute dollars was attributed to an extra week of expenses in the six-month period ended October 31, 2003 compared to the same period in the prior year; sales kick off/club meetings, increased commission expenses and the continued worldwide investment in our sales and customer service organizations associated with selling complete solutions at the enterprise level, offset by cost control and reduction in discretionary spending efforts.

      Sales and marketing headcount decreased to 1,203 at October 31, 2003 from 1,276 at October 25, 2002. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents. Included in research and development expenses is capitalized patents amortization of $0.5 million and $0.6 million for the three and six-month periods ending October 31, 2003, respectively as compared to none for the same periods in the prior year. Estimated future capitalized patents amortization expenses for fiscal 2004 will be $0.9 million, $1.8 million for each of the fiscal years 2005, 2006, 2007 and 2008 and $0.3 million thereafter.

      Research and development expenses increased 11.1% to $31.5 million for the second quarter of fiscal 2004 from $28.4 million for the second quarter of fiscal 2003. These expenses represented 11.4% and 13.2% of total revenues for the second quarters of fiscal 2004 and 2003, respectively. Research and development expenses increased 12.1% to $63.1 million for the six-month period ended October 31, 2003 from $56.2 million for the six-month period ended October 25, 2002. These expenses represented 11.8% and 13.3% of total revenues for the six-month periods ended October 31, 2003 and October 25, 2002, respectively. The increase in research and development expenses was primarily a result of an extra week of expenses in the six-month period ended October 31, 2003 compared to the same period in the prior year, increased headcount, offset by a partial holiday shutdown in July 2003, cost control and reduction in discretionary spending efforts. Research and development headcount increased to 567 as of October 31, 2003 compared to 529 as of October 25, 2002. For both the three and six-month periods ended October 31, 2003 and October 25, 2002, no software development costs were capitalized.

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

      General and Administrative — General and administrative expenses increased 39.4% to $12.7 million for the second quarter of fiscal 2004, from $9.1 million for the second quarter of fiscal 2003. These expenses represented 4.7% and 4.3% of total revenues for the second quarters of fiscal 2004 and 2003, respectively. General and administrative expenses increased 50.8% to $25.0 million for the six-month period ended October 31, 2003, from $16.6 million for the six-month period ended October 25, 2002. These expenses represented 4.6% and 3.9% of total revenues for the six-month periods ended October 31, 2003 and October 25, 2002, respectively. This increase in absolute dollars was primarily due to the investment in our enterprise-wide ERP system, expenses associated with expanded regulatory requirements, an extra week of expenses in the six-month period ended October 31, 2003 compared to the same period in the prior year, a $1.5 million benefit from the collection of previously accrued customer-specific bad debt allowance in the six-month period ended in the prior year, offset by cost control, reduction in discretionary spending efforts and a partial holiday shutdown in July 2003. General and administrative headcount increased to 297 at October 31, 2003 from 264 at October 25, 2002. We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2004 due to the investment in our enterprise-wide ERP system and additional expenses related to expanded regulatory requirements as compared to the comparable period in the prior year.

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

      Stock compensation expenses were $0.9 million in both the second quarters of fiscal 2004 and 2003. Stock compensation expenses were $1.5 million and $1.9 million in the six-month periods ended October 31, 2003 and October 25, 2002, respectively. This net decrease in the six-month periods in stock compensation expenses reflected primarily lower stock compensation attributed to forfeitures of unvested options assumed in the WebManage Technologies, Inc. acquisition in fiscal 2001; offset by an increase in stock compensation expenses relating to restricted stock awards. Estimated future deferred stock compensation amortization expenses are $0.6 million in the remainder of fiscal 2004, $0.7 million in fiscal 2005 and $0.6 million in fiscal 2006 and none thereafter.

      Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities.

     Fiscal 2002 Second Quarter Restructuring Plan

      As a result of the restructuring in August 2001, we recorded a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. The reserve balance of $0.8 million at October 31, 2003 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million. During fiscal 2002 and 2003, we recorded a net restructuring adjustment of $0.1 million, $0.3 million, respectively, due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $0.5 million to be payable through January 2006.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at October 31, 2003 (in thousands):

	Severance-
	Related	Fixed Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,444)	—	(885)	(5,329)
Non-cash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	11	—	(9)	2
Non-cash portion	—	—	(1)	(1)

Reserve balance at August 1, 2003	678	—	130	808
Cash payments and others	19	—	3	22
Non-cash portion	—	—	(1)	(1)

Reserve balance at October 31, 2003	$697	$—	$132	$829

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we recorded a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at October 31, 2003, $0.8 million was included in other accrued liabilities and the remaining $4.5 million was classified as long-term obligations.

      In January 2003 and October 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $0.9 million and $1.1 million, respectively, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for an additional total lease payments of $2.3 million to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at October 31, 2003 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Net cash payments	(706)	—	(1,023)	(1,729)
Non-cash portion	—	(473)	—	(473)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Net cash payments	—	—	(205)	(205)

Reserve balance at August 1, 2003	—	—	4,366	4,366
Net cash payments	—	—	(203)	(203)
Adjustments	—	—	1,110	1,110

Reserve balance at October 31, 2003	$—	$—	$5,273	$5,273

      Interest Income — Interest income was $2.8 million and $2.9 million for the second quarters of fiscal 2004 and 2003, respectively. For the six-month periods ended October 31, 2003 and October 25, 2002, interest income was $5.9 million and $6.0 million, respectively. The moderate decrease in interest income was primarily driven by lower average interest rates on our investment portfolio, partially offset by higher investment balances provided by operating activities. We expect interest income to increase for the remainder of fiscal 2004 as a result of higher invested balances in a higher interest-rate portfolio environment as we reinvest our securities in longer-term investments.

      Other Expense, Net — The three and six-month periods ended October 31, 2003 included a net exchange loss from foreign currency transactions of $1.2 million and $1.3 million, respectively and for the three and six-month periods ended October 25, 2002, $0.1 million and $1.0 million, respectively. The increase in net exchange loss was attributed to the impact of currency balance sheet hedging activities resulting from forecast variances.

      Net Gain/(Loss) on Investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the six-month ended October 25, 2002, we recorded a noncash write down of $0.7 million related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the six-month ended October 31, 2003, we sold certain previously impaired investments and realized a net gain of $0.1 million.

      Gain on Sale of Intangible Assets — We recorded a gain on sale of intangible assets of $0.6 million in the first quarter of fiscal 2003 related to the sale of our ContentReporterTM software. We intend to resell this software through a licensing arrangement.

      Provision for (Benefit from) Income Taxes — Provision for (benefit from) income taxes for the second quarter of fiscal 2004 included a non-recurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as future tax rate benefits. For the six-month period ended October 31, 2003, we applied an annual tax rate of 20.4% to pretax income, which excluded the $16.8 million non-recurring benefit from the foreign tax ruling. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Liquidity and Capital Resources

      As of October 31, 2003, as compared to the April 30, 2003 balances, our cash, cash equivalents, and short-term investments increased by $103.3 million to $722.1 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $112.8 million to $701.3 million as of October 31, 2003, compared to $588.5 million as of April 30, 2003.

      We generated cash from operating activities totaling $127.5 million and $64.5 million for the six-month periods ended October 31, 2003 and October 25, 2002, respectively. Net cash provided by operating activities in the six-month period ended October 31, 2003 was principally related to net income of $75.5 million, increases in accounts payable, accrued compensation and related benefits, accrued liabilities, deferred revenue, coupled with depreciation, net gain or loss on investments, amortization of intangibles and stock compensation, partially offset by decreased income taxes payable and increases in accounts receivable, inventories and prepaid expenses and other assets.

      We used $22.0 million and $31.5 million of cash in the six-month periods ended October 31, 2003 and October 25, 2002, respectively, for capital expenditures. We used net proceeds of $74.1 million and $25.3 million in the six-month periods ended October 31, 2003 and October 25, 2002, respectively, for net purchases/redemptions of short-term investments. In June 2003, we acquired additional patents for a purchase price of approximately $9.0 million. Investing activities in the six-month periods October 31, 2003 and October 25, 2002 also included new investments in privately-held companies of $0.3 million and $0.5 million, respectively.

      We received $8.4 million and $12.0 million in the six-month periods ended October 31, 2003 and October 25, 2002, which included both common stock repurchases and sales of common stock. We repurchased 2.7 million shares of common stock at a total of $44.9 million during the six-month period ended October 31, 2003. Other financing activities provided $53.2 million and $12.0 million in the six-month periods ended October 31, 2003, and October 25, 2002, respectively, which related to sales of common stock related to employee stock transactions. The change in cash flow from financing was primarily due to the effects of the common stock repurchases partially offset by higher proceeds from issuance of common stock under employee programs compared to the same period in the prior year.

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

Contractual Obligations

      The following summarizes our contractual obligations at October 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Operating lease payments	$5,625	$10,531	$8,074	$4,775	$3,877	$10,794	$43,676
Venture capital funding commitments	300	600	600	600	588	1,736	4,424
Purchase commitments	3,037	8,400	10,000	10,000	—	—	31,437
Maintenance services and other	2,538	5,568	2,968	79	—	—	11,153

	$11,500	$25,099	$21,642	$15,454	$4,465	$12,530	$90,690

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

Our gross margins may vary based on the configuration of our product and service solutions, and such variation may make it more difficult to forecast our earnings.

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

      Changes in service gross margin may result from various factors such as continued investments in our customer support infrastructure, changes in the mix between technical support services and professional services, as well as the timing of technical support service contract initiations and renewals.

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

      In fiscal 2002, we reduced fixed costs through workforce reductions and a consolidation of our facilities. We believe strict cost containment is essential to maintaining positive cash flow from operations and remaining profitable in future quarters, especially since the outlook for future quarters is uncertain. A number of factors could preclude us from successfully maintaining costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and deterioration of our revenues. If we are not able to maintain control over our costs and keep our expense structure in line with our business activities and revenues, our cash flow and net income will be adversely affected.

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

      For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceuticals and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability and permanence (such as Rule 17(a)(4) of the Securities and Exchange Act of 1934, as amended) in the United States and in the other countries in which we operate. If our products do not meet, and continue to comply with, these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products and, therefore, we will not be able to expand our product offerings in these market and geographical segments at the rates for which we have forecast.

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

      We conduct business internationally. For the three and six-month ended October 31, 2003, approximately 41.0% and 41.3%, respectively, of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

      In the storage market, our FAS appliances and data management software compete primarily against storage products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company (including the integrated Compaq Computer Corporation), IBM Corporation, and Sun Microsystems, Inc. We have also historically encountered less-frequent competition from Dell, LSI Logic Corp., MTI Corp., Procom Technology and Silicon Graphics, Inc.

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors, including Akamai Technologies, Inc., BlueCoat Systems (formerly Cacheflow, Inc.) and Cisco Systems, Inc.

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

      We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationship, with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory, or incur cancellation charges or penalties, which could adversely impact our operating results.

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

      As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. We have acquired two companies since the beginning of fiscal 2001. We may engage in future acquisitions that dilute our stockholders’ investments and cause us to use cash, to incur debt, or to assume contingent liabilities, see Note 15 Subsequent Events.

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

      In addition, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. As of October 31, 2003, the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). There had been no impairment of goodwill and intangible assets as of the end of the second quarter of fiscal 2004. There can be no assurance that future impairment tests will not result in a charge to earnings.

We rely and will increasing rely on our indirect sales channel for a significant portion of our revenue. If we are unable to manage effectively this sales channel, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse impact on our business, financial condition and results of operations.

      We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers (“VARs”), systems integrators, distributors and strategic business partners and derive a significant portion of our revenue from these indirect channel partners. However, in order for us to maintain our current revenue sources and grow our revenue as we have forecasted, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may develop and offer products of their own that are competitive to ours. Or, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sale and support of our competitors’ products than ours. If we fail to manage effectively our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse affect on our business, financial condition and results of operations.

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

If actual results or events differ materially from our estimates and assumptions, our reported financial condition and results of operation for future periods could be materially affected.

      The preparation of the consolidated financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 4 of the Notes to Condensed Consolidated Financial Statements

describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions. In addition, see our Critical Accounting Policies under Item 2.

If we are unable to protect our intellectual property, we may be subject to increased competition that could materially adversely affect our operating results.

      Our success depends significantly upon our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. Some U.S. trademarks and some U.S.-registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers, strategic partners, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. The pending applications may not be approved and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of October 31, 2003, we had short-term investments of $407.0 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 31, 2003 would cause the fair value of these short-term investments to decline by approximately $0.7 million. By policy, we limit our exposure to longer term investments, and a substantial majority of our investment portfolio has maturities of less than three years. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

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

      We do not attempt to reduce or eliminate our market exposure on these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an immaterial decrease in the fair value of our equity security as of October 31, 2003.

      The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

Foreign Currency Exchange Rate Risk

      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges, the gains or losses were included in other comprehensive income and were not material at October 31, 2003.

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

      The following table provides information about our foreign exchange forward contracts outstanding on October 31, 2003, (in thousands):

		Foreign Currency	Contract Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

AUD	Sell	5,038	$3,550	$3,549
CHF	Sell	6,271	$4,673	$4,674
GBP	Sell	18,344	$31,009	$30,993
EUR	Sell	72,522	$84,070	$83,879
CAD	Sell	7,870	$5,938	$5,937
ZAR	Sell	16,800	$2,416	$2,414
GBP	Buy	1,420	$2,407	$2,399
EUR	Buy	5,354	$6,245	$6,191

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

      On September 2, 2003, we held our 2003 Annual Meeting of Stockholders. Voting results are summarized below:

      Proposal I — To elect the following individuals to serve as members of the Board of the Directors for the ensuing year or until their respective successors are duly elected and qualified:

Name	Votes For	Abstain

Daniel J. Warmenhoven	306,721,997	2,256,951
Donald T. Valentine	306,485,728	2,493,220
Sanjiv Ahuja	304,237,613	4,741,335
Carol A. Bartz	298,648,721	10,330,227
Michael R. Hallman	304,238,128	4,740,820
Nicholas G. Moore	304,244,184	4,734,764
Sachio Semmoto	306,812,535	2,166,413
Robert T. Wall	299,027,991	9,950,957

      Proposal II — To approve an amendment to the Company’s 1999 Stock Option Plan (the 1999 Plan) to create a stock issuance program.

Votes For	Against	Abstain

204,822,121	102,291,085	1,865,742

      Proposal III — To approve an amendment to the Company’s Employee Stock Purchase Plan (the Purchase Plan) which will increase the share reserve under the plan by an additional 1,000,000 shares of Common Stock.

Votes For	Against	Abstain

293,181,841	13,989,604	1,807,503

      Proposal IV — To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending April 31, 2004.

Votes For	Against	Abstain

299,766,542	7,539,088	1,673,318

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3	.1(1)	Certificate of Incorporation of the Company
3	.2(1)	Bylaws of the Company
4	.1(1)	Reference is made to Exhibits 3.1 and 3.2
10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex System, Inc. and the Company.
21		Subsidiaries of the Company
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 4, 2003.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 4, 2003.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 4, 2003.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

      (b) Reports on Form 8-K

      On August 19, 2003, we furnished (but did not file) a report on Form 8-K relating to financial information for Network Appliance for the quarter ended August 1, 2003 and forward-looking statements relating to fiscal year 2004, as presented in a press release of August 19, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: December 4, 2003

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Certificate of Incorporation of the Company.
3	.2(1)	Bylaws of the Company.
4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
21		Subsidiaries of the Company
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 4, 2003.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 4, 2003.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 4, 2003.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.