Form 10-Q
period 2004-01-30
NETWORK APPLIANCE INC
filed 2004-03-02
CIK 1002047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2004

or

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          Number of shares outstanding of the registrant’s common stock, $.001 par value, as of the latest practicable date.

Outstanding at
Class	January 30, 2004

Common Stock	347,516,353

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	January 30,	April 30,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$263,644	$284,161
Short-term investments	514,460	334,677
Accounts receivable, net of allowances of $5,010 at January 30, 2004 and $5,355 at April 30, 2003	194,274	151,637
Inventories	38,704	31,559
Prepaid expenses and other	26,036	24,014
Deferred income taxes	44,390	27,444

Total current assets	1,081,508	853,492
Property and Equipment, net	366,749	362,862
Goodwill	48,212	48,212
Intangible Assets, net	7,963	2,954
Other Assets	62,883	51,653

	$1,567,315	$1,319,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,000	$39,600
Income taxes payable	5,809	30,256
Accrued compensation and related benefits	55,287	40,647
Other accrued liabilities	43,942	43,841
Deferred revenue	142,260	110,672

Total current liabilities	290,298	265,016
Long-Term Deferred Revenue	94,534	63,698
Long-Term Obligations	4,453	3,102

Total liabilities	389,285	331,816

Stockholders’ Equity:
Common stock	348	341
Additional paid-in capital	825,506	704,338
Deferred stock compensation	(2,277)	(1,363)
Treasury stock	(44,862)	—
Retained earnings	399,775	284,137
Accumulated other comprehensive loss	(460)	(96)

Total stockholders’ equity	1,178,030	987,357

	$1,567,315	$1,319,173

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended		Nine Months Ended

	January 30,	January 24,	January 30,	January 24,
	2004	2003	2004	2003

Revenues:
Product revenue	$268,955	$205,046	$754,273	$585,143
Service revenue	28,332	23,418	79,073	65,320

Total revenues	297,287	228,464	833,346	650,463

Cost of Revenues:
Cost of product revenue	93,442	72,865	266,571	203,898
Cost of service revenue	23,722	16,911	65,466	47,172

Total cost of revenues	117,164	89,776	332,037	251,070

Gross margin	180,123	138,688	501,309	399,393

Operating Expenses:
Sales and marketing	85,975	76,969	247,516	225,078
Research and development	32,948	28,289	96,002	84,530
General and administrative	13,744	9,833	38,737	26,403
Stock compensation(1)	465	1,238	2,012	3,106
Restructuring charges	—	1,257	1,110	1,257

Total operating expenses	133,132	117,586	385,377	340,374

Income from Operations	46,991	21,102	115,932	59,019
Other Income (Expense), net:
Interest income	3,862	3,068	9,737	9,099
Other income (expense), net	(833)	270	(2,089)	(919)
Net gain (loss) on investments	217	—	362	(726)
Gain on sale of intangible asset	—	—	—	604

Total other income, net	3,246	3,338	8,010	8,058

Income before Income Taxes	50,237	24,440	123,942	67,077
Provision for Income Taxes	10,085	4,769	8,304	15,428

Net Income	$40,152	$19,671	$115,638	$51,649

Net Income per Share:
Basic	$0.12	$0.06	$0.34	$0.15

Diluted	$0.11	$0.06	$0.32	$0.15

Shares Used in per Share Calculations:
Basic	346,305	338,345	343,906	336,911

Diluted	366,429	351,114	363,214	349,449

(1) Stock compensation includes:
Sales and marketing	$194	$361	$1,153	$1,228
Research and development	173	796	553	1,638
General and administrative	98	81	306	240

	$465	$1,238	$2,012	$3,106

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Nine Months Ended

	January 30,	January 24,
	2004	2003

Cash Flows from Operating Activities:
Net income	$115,638	$51,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,021	38,924
Amortization of patents	1,052	—
Amortization of intangible assets	2,954	4,114
Stock compensation	2,012	3,106
Net (gain) loss on investments	(362)	726
Gain on sale of intangible asset	—	(604)
Allowance for doubtful accounts (reversal)	(221)	(1,636)
Deferred income taxes	(16,184)	(16,231)
Deferred rent	142	(62)
Changes in assets and liabilities:
Accounts receivable	(42,416)	(20,898)
Inventories	(13,170)	(19,619)
Prepaid expenses and other assets	(14,610)	(7,783)
Accounts payable	3,400	(2,128)
Income taxes payable	22,589	27,069
Accrued compensation and related benefits	14,640	(8,450)
Other accrued liabilities	(192)	5,537
Deferred revenue	62,424	49,213

Net cash provided by operating activities	177,717	102,927

Cash Flows from Investing Activities:
Purchases of short-term investments	(438,058)	(261,636)
Redemptions of short-term investments	257,681	200,260
Purchases of property and equipment	(35,609)	(45,905)
Proceeds from disposal of fixed assets	105	—
Proceeds from sales of investments	636	—
Purchases of patents	(9,015)	—
Purchase of equity securities	(325)	(650)

Net cash used in investing activities	(224,585)	(107,931)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	71,213	24,337
Repurchases of common stock	(44,862)	—

Net cash provided by financing activities	26,351	24,337

Net Change in Cash and Cash Equivalents	(20,517)	19,333
Cash and Cash Equivalents:
Beginning of period	284,161	210,756

End of period	$263,644	$230,089

Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	$2,387	$(361)
Conversion of evaluation inventory to fixed assets	$6,025	$6,530
Income tax benefit from employee stock transactions	$48,003	$—
Supplemental cash flow information:
Income taxes paid	$9,280	$5,565
Income taxes refund	$10,361	$72

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

      We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first nine months of fiscal 2004 and 2003 were 40-week and 39-week fiscal periods, respectively.

      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2003. The results of operations for the three and nine-month periods ended January 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

      Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported total assets, liabilities and stockholders’ equity or net income.

3.     Use of Estimates

      The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to revenue recognition and allowances; inventory write-down; restructuring accruals; loss contingencies; impairment losses on investments; accounting for income taxes; accounting for stock-based compensation; and derivative instruments. Actual results could differ from those estimates.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

4.     Summary of Significant Accounting Policies

Revenue Recognition and Allowances

      We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and related interpretations to all revenue transactions. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order prior to recognizing revenue on an arrangement from our end user customers, value added resellers, or distributors.

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms as FOB (“Free On Board”) shipping point. We typically do not allow for re-stocking rights with any of our value added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and condition practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value added resellers or distributors.

•	Collection Is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

      For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. We defer the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

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

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended

	January 30,	January 24,	January 30,	January 24,
	2004	2003	2004	2003

Product revenue:
Products	80.7%	80.9%	80.9%	82.0%
Software subscriptions	9.8	8.8	9.6	8.0

	90.5	89.7	90.5	90.0
Service revenue	9.5	10.3	9.5	10.0

Total revenues	100.0%	100.0%	100.0%	100.0%

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

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in Information Technology (“IT”) spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities. These restructuring accruals were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. Future restructuring will be accounted for under Statement of Financial Accounting Standards (“SFAS”) 146 “Accounting for Costs associated with Exit or Disposal Activities” which superceded EITF 94-3. See footnote 10 — Restructuring Charges for further discussion.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the nine-month period ended January 24, 2003, we recorded a non-cash write down of $726 related to an impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the three and nine-month periods ended January 30, 2004, we recorded a gain of $217 and $362, respectively, related to sales of previously impaired investments.

Accounting for Income Taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S. For the three and nine-month periods ended January 30, 2004, we recorded a non-recurring income tax benefit of $16,831 associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as future tax rate benefits. During the third quarter of fiscal 2004, we received a substantial tax refund that relates to prior years’ tax payments.

      The carrying value of our net deferred tax assets, which consists primarily of the reversal of net deductible temporary differences including credits, and net operating loss carryforwards, assumes that we will be able to generate sufficient future taxable income to fully utilize these tax attributes. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. We have provided a valuation allowance on the deferred tax attributes associated with the exercise of employee stock options (primarily credits and net operating loss carryforwards) because of uncertainty regarding their realizability due to the expectation of future employee stock option exercises. If these attributes are realized, the associated tax benefit will be credited to stockholders’ equity, rather than as a reduction in the income tax provision.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.

      As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use derivative financial instruments, principally currency forward contracts and currency options, to attempt to minimize the impact of exchange rate movements on our balance sheet relating to certain foreign currency assets and liabilities and operating results. We have established transaction and balance sheet risk management programs to protect against reductions in fair value and volatility of future cash flows caused by changes in exchange rates. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. All foreign currency derivatives are authorized and executed pursuant to our policies. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements. The maturities of these instruments are generally less than one year.

      Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or equity investments. Our major foreign currency exchange exposures and related hedging programs are described below:

Balance Sheet. We utilize currency forward contracts and currency options to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these undesignated derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three and nine-month periods ended January 30, 2004, net gains generated by hedged assets and liabilities totaled $4,608 and $9,353, respectively, and were offset by losses on the related derivative instruments of $5,385 and $11,462, respectively. For the three and nine-month periods ended January 24, 2003, net gains generated by hedged assets and liabilities totaled $5,756 and $9,585, respectively, and were offset by losses on the related derivative instruments of $5,433 and $10,260, respectively.

The premiums paid on the foreign currency option contracts are recognized in other income when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

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

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in other income. For the three and nine-month periods ended January 30, 2004, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the three and nine-month periods ended January 30, 2004.

We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes.

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

      Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123 our pro forma net income (loss) and net income (loss) per share would be as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	January 30,	January 24,	January 30,	January 24,
	2004	2003	2004	2003

Net income as reported	$40,152	$19,671	$115,638	$51,649
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	272	268	884	962
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	24,860	41,405	81,193	134,093

Pro forma net income (loss)	$15,564	$(21,466)	$35,329	$(81,482)

Basic net income per share, as reported	$0.12	$0.06	$0.34	$0.15

Diluted net income per share, as reported	$0.11	$0.06	$0.32	$0.15

Basic net income (loss) per share, pro forma	$0.04	$(0.06)	$0.10	$(0.24)

Diluted net income (loss) per share, pro forma	$0.04	$(0.06)	$0.10	$(0.24)

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

5.     Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	January 30,	April 30,
	2004	2003

Purchased components	$18,441	$16,277
Work in process	717	537
Finished goods	19,546	14,745

	$38,704	$31,559

6.     Intangible Assets

      Balances are summarized as follows:

	January 30, 2004			April 30, 2003

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets

Intangible assets:
Patents	$9,145	$(1,182)	$7,963	$130	$(130)	$—

Existing technology	$16,365	$(16,365)	$—	$16,365	$(13,411)	$2,954

      During the first quarter of fiscal 2004, we acquired additional patents that will enhance our technology base to build next-generation network-attached storage (“NAS”,) storage area network (“SAN”,) and fabric-attached storage (“FAS”) systems for the benefit of our enterprise customers. The costs of such acquired intangibles for use in research and development activities that have alternative future uses have been capitalized and amortized as intangible assets in accordance with APB Opinion No. 17 “Intangible Assets.” Capitalized patents are amortized over five years as research and development expenses and total amortization for capitalized patents was $451 and $1,052 for the three and nine-month periods ending January 30, 2004, respectively as compared to none for the same periods in the prior year. Estimated future patents amortization expenses are $451 for fiscal 2004, $1,803 for each of the fiscal years 2005, 2006, 2007 and 2008, and $300 thereafter.

      Existing technology is amortized over three years as cost of product revenue and total amortization expense for existing technology was $227 and $2,954 for the three and nine-month periods ending January 30, 2004, respectively, as compared to $1,364 and $4,114 for the three and nine-month periods ending January 24, 2003, respectively. Other than the amortization of existing technology that may arise from the Spinnaker acquisition, estimated future amortization is none for the remainder of fiscal 2004 and thereafter.

7.     Stock Compensation

      We record stock compensation in accordance with provisions of APB No. 25, for employee awards and SFAS No. 123, for non-employee awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards.

      We recorded $452 and $1,473 of compensation expense for the three and nine-month periods ended January 30, 2004, respectively and $446 and $1,603 for the three and nine-month periods ended January 24, 2003, respectively, primarily related to the recognition of stock compensation of unvested options assumed in the WebManage acquisition in fiscal 2001, the grant of stock options to certain highly compensated employees

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

and the award of restricted stocks to certain employees. We reversed $6 and $122 of deferred compensation in the three and nine-month periods ended January 30, 2004, respectively and $0 and $1,517 in the three and nine-month periods ended January 24, 2003, respectively, all due to employee terminations.

      We recorded $13 and $539 in compensation expense in the three and nine-month periods ending January 30, 2004, respectively, and $139 and $582 in the three and nine-month periods ending January 24, 2003, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. The 100,000 common shares under the 1999 Plan were granted at an exercise price of $15.72 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

      For the three and nine-month periods ended January 24, 2003, under terms of the acquisition agreement with Orca Systems Inc. (“Orca”), we released 66 and 99 shares of common stock, respectively, to former Orca shareholders upon meeting certain performance criteria. The fair market value of the shares of $653 and $920, respectively, for those periods was measured on the date the performance criteria were met and was recognized as stock compensation. In fiscal 2004, there are no more restricted milestones shares remaining under the Orca acquisition agreement.

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

      During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the three and nine-month periods ended January 30, 2004 and January 24, 2003 as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended January 30, 2004 and January 24, 2003, 18,038 and 46,269 shares of common stock options with a weighted average exercise price of $50.14 and $30.64, respectively, were excluded from the diluted net income per share computation. For the nine-month periods ended January 30, 2004 and January 24, 2003, 24,559 and 51,482 shares of common stock options with a weighted average exercise price of $42.50 and $29.14, respectively, were excluded from the diluted net income per share computation.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended

	January 30,	January 24,	January 30,	January 24,
	2004	2003	2004	2003

Net Income (Numerator):
Net income, basic and diluted	$40,152	$19,671	$115,638	$51,649

Shares (Denominator):
Weighted average common shares outstanding	346,415	338,370	343,985	336,994
Weighted average common shares outstanding subject to repurchase	(110)	(25)	(79)	(83)

Shares used in basic computation	346,305	338,345	343,906	336,911
Weighted average common shares outstanding subject to repurchase	110	25	79	83
Common shares issuable upon exercise of stock options	20,014	12,744	19,229	12,455

Shares used in diluted computation	366,429	351,114	363,214	349,449

Net Income Per Share:
Basic	$0.12	$0.06	$0.34	$0.15

Diluted	$0.11	$0.06	$0.32	$0.15

9.     Comprehensive Income

      The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended

	January 30,	January 24,	January 30,	January 24,
	2004	2003	2004	2003

Net income	$40,152	$19,671	$115,638	$51,649
Currency translation adjustment	(1,039)	342	875	589
Unrealized loss on derivatives	(711)	—	(1,093)	—
Unrealized gain (loss) on investments	842	736	(146)	1,552

Comprehensive income	$39,244	$20,749	$115,274	$53,790

      The components of accumulated other comprehensive loss were as follows:

	January 30,	April 30,
	2004	2003

Accumulated translation adjustments, net	$(363)	$(1,238)
Accumulated realized loss on derivatives	(1,122)	(29)
Accumulated unrealized gain on available-for-sale investments, net	1,025	1,171

Total accumulated other comprehensive loss	$(460)	$(96)

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

10.     Restructuring Charges

Fiscal 2002 Second Quarter Restructuring Plan

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As a result of the restructuring in August 2001, we recorded a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance of $888 at January 30, 2004 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509. During fiscal 2002 and 2003, we recorded a net restructuring adjustment increase of $95 and a decrease of $334, respectively, due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $524 to be payable through January 2006.

      As of January 30, 2004, we have $746 outstanding in our accrued and unpaid severance-related restructuring costs due to changes in estimated costs of certain severance-related matters. We expect to pay or adjust the remaining severance-related restructuring costs pending the outcome of the ultimate resolution of these matters in the next twelve months.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at January 30, 2004:

	Severance-	Fixed Assets
	related Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,444)	—	(885)	(5,329)
Non-cash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	11	—	(9)	2
Non-cash portion	—	—	(1)	(1)

Reserve balance at August 1, 2003	678	—	130	808
Cash payments and others	19	—	3	22
Non-cash portion	—	—	(1)	(1)

Reserve balance at October 31, 2003	697	—	132	829
Cash payments and others	49	—	10	59

Reserve balance at January 30, 2004	$746	$—	$142	$888

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

January 30, 2004, $816 was included in other accrued liabilities and the remaining $4,295 was classified as long-term obligations.

      In January 2003 and October 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $923 and $1,110 respectively, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for additional total lease payments of $2,261 to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at January 30, 2004:

	Severance-	Fixed Assets
	related Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Net cash payments	(706)	—	(1,023)	(1,729)
Non-cash portion	—	(473)	—	(473)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Net cash payments	—	—	(205)	(205)

Reserve balance at August 1, 2003	—	—	4,366	4,366
Net cash payments	—	—	(203)	(203)
Adjustments	—	—	1,110	1,110

Reserve balance at October 31, 2003	—	—	5,273	5,273
Cash payments and others	—	—	(162)	(162)

Reserve balance at January 30, 2004	$—	$—	$5,111	$5,111

11.     Short-Term Investments

      All our investments are classified as available for sale at January 30, 2004 and April 30, 2003. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

      Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the nine-month period ended January 24, 2003, we recorded a non-cash write down of $726 related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In three and nine-month periods ended January 30, 2004, we recorded a gain of $217 and $362, respectively, related to sales of previously impaired investments.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through April 30, 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R on May 1, 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. As of January 30, 2004, we had no financial instruments within the scope of this pronouncement.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

14.     Guarantees

      As of January 30, 2004, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee and restricted cash, which were related to facility lease requirements, product performance guarantees, customs and duties guarantees, VAT requirements, workers’ compensation plans. The maximum amount of potential future payments under all of the foregoing arrangements was $2,674. Of this maximum exposure, $1,030 of restricted cash was classified under Other Assets and Prepaid Expenses and Other on our balance sheet at January 30, 2004. We have not recorded any liability at January 30, 2004 related to these guarantees.

      As of January 30, 2004, our fair values of foreign exchange forward and option contracts totaled $163,792. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forwards and options is limited to the premiums paid.

      We provide both recourse and non-recourse lease financing options to our customers. Under the terms of recourse leases, which are generally 3 years or less, we remain liable for the aggregate unpaid remaining lease payments. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of January 30, 2004 the maximum recourse exposure under such leases totaled approximately $3,718. Under the terms of the non-recourse leases we do not have any continuing

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

15.     Subsequent Events

      On February 18, 2004, Network Appliance announced that it completed the acquisition of Spinnaker Networks, Inc., (“Spinnaker”) a privately held company based in Pittsburgh, Pennsylvania. Under the terms of the definitive agreement announced November 4, 2003, Network Appliance acquired Spinnaker for approximately $300,000 in an all-stock transaction and will operate Spinnaker as part of its engineering organization. The number of common shares to be issued will be determined using our average stock price based on a period immediately preceding the close date on February 18, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our intent to regularly introduce new products and product enhancements and our intent to support current and new products and product enhancements and incur prototype expenses and non-recurring engineering charges associated with the development of new products and technologies; (2) our expectation that our expenditures on expanding our current product offerings and introducing new products will increase in absolute dollars; (3) our intention to continue to establish and maintain business relationships with technology companies; (4) our expectation that we will increase sales and marketing expenses and add additional sales capacity commensurate with future revenue growth; (5) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2004; (6) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (7) our belief that our forward and option currency contracts will not subject us to undue risk; (8) our intention to continuously broaden our existing product offerings and introduce new products that expand our solutions portfolio; (9) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2004 as compared to the comparable period in the prior year; (10) our belief that our products currently compete favorably with our competitors; (11) the possibility that we may engage in future acquisitions; (12) our expectation that the value of our investments will not decline significantly because of changes in market interest rates; (13) our expectation that other than the amortization of existing technology that may arise from the Spinnaker acquisition, estimated future amortization is none for the remainder of fiscal 2004 and thereafter; (14) our expectation that amortization expense for capitalized patents for fiscal 2004 will be $0.4 million, and $1.8 million for each of the fiscal years 2005, 2006, 2007 and 2008 and $0.3 million thereafter; (15) our expectation that other than the deferred stock compensation that may arise from the Spinnaker acquisition, estimated future amortization will be $0.5 million in fiscal 2004, $1.2 million in fiscal 2005 and $0.6 million in fiscal 2006 and none thereafter, respectively; (16) our belief that if we are not able to sublease our currently vacated facilities, our aggregate liability for these additional lease payments will be approximately $2.8 million; (17) our belief that our future contractual cash obligations as of January 30, 2004 will be no more than $5.3 million in fiscal 2004, $19.1 million in fiscal 2005, $14.1 million in fiscal 2006, $7.1 million in fiscal 2007, $5.6 million in fiscal 2008 and $15.2 million thereafter, and our belief that our commercial commitments as of January 30, 2004 will be no more than $1.3 million in fiscal 2004, $0.3 million in fiscal 2005, $0.3 million in fiscal 2006, $0.1 million in fiscal 2007, and $0.7 million thereafter; (18) our expectation that interest income will increase for the remainder of fiscal 2004; (19) our belief that our acquisition of Spinnaker Networks, Inc. will further accelerate our Storage Grid strategy and will allow us to target markets with customers who use large-scale Linux® farms; (20) our expectation that Microsoft’s support of iSCSI for the SQL Server and Exchange environment will help encourage iSCSI adoption within the enterprise and that our Windows® business will be a strong driver of growth in block storage solutions; (21) our expectation that the service margin will improve as recent headcount and logistical investments begin to deliver revenue growth; (22) our intention to resell Content ReporterTM through a licensing arrangement; (23) our belief that our competitive advantage is a result of lower total costs of ownership for our products; and (24) our intent to provide storage solutions that meet the growing demands of grid computing, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) our ability to maintain our supplier and contract manufacturer relationships; (8) our ability to expand our storage business through our indirect channel; (9) the ability of our competitors to introduce new products that compete successfully with our products; (10) the general economic environment and the continued growth of the storage and content delivery markets; (11) our ability to sustain and/or improve our cash and overall financial position; (12) our ability to generate future income to utilize our deferred tax assets; and (13) those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

Code of Business Conduct and Ethics

      We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business practices addresses all major aspects of employee behavior including, conflicts of interest; confidentiality; compliance with laws, rules and regulations (including insider trading laws); and related matters. We require as part of our regular process that each employee sign a statement that he or she had read and understood the code of business conduct and ethics.

Critical Accounting Estimates

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

      We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	inventory write-down;

•	restructuring accruals;

•	loss contingencies;

•	impairment losses on investments;

•	accounting for income taxes; and

•	accounting for stock-based compensation.

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

      For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. We defer the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

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

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities. These restructuring accruals were accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. Future restructuring will be accounted for under SFAS 146 “Accounting for Costs associated with Exit or Disposal Activities” which superceded EITF 94-3. See Note 10 to the Condensed Consolidated Financial Statements for further discussion.

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

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In the nine-month period ended January 24, 2003, we recorded a non-cash write-down of $0.7 million related to impairments of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the three and nine-month periods ended January 30, 2004, we recorded a gain of $0.2 and $0.4 million, respectively, related to sales of previously impaired investments.

Accounting for Income Taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the U.S. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the U.S. and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S. For the three and nine-month periods ended January 30, 2004, we recorded a non-recurring income tax benefit of $16.8 million associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as future tax rate benefits. During the third quarter of fiscal 2004, we received a substantial tax refund that relates to prior years’ tax payments.

      The carrying value of our net deferred tax assets, which consists primarily of the reversal of net deductible temporary differences including credits, and net operating loss carryforwards, assumes that we will be able to generate sufficient future taxable income to fully utilize these tax attributes. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. We have provided a valuation allowance on the deferred tax attributes associated with the exercise of employee stock options (primarily credits and net operating loss carryforwards) because of uncertainty regarding their realizability due to the expectation of future employee stock option exercises. If these attributes are realized, the associated tax benefit will be credited to stockholders’ equity, rather than as a reduction in the income tax provision.

Accounting for Stock-based Compensation

      We adopted the disclosure-only provisions of SFAS 123 as amended by SFAS 148 and provided pro forma disclosure using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering, trended into future years. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

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

      The FASB issued FIN 46, “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through April 30, 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R on May 1, 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. As of January 30, 2004, we had no financial instruments within the scope of this pronouncement.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended

	January 30,	January 24,	January 30,	January 24,
	2004	2003	2004	2003

Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenue	90.5	89.7	90.5	90.0
Service revenue	9.5	10.3	9.5	10.0

	Three Months Ended		Nine Months Ended

	January 30,	January 24,	January 30,	January 24,
	2004	2003	2004	2003

Cost of Revenues:
Cost of product revenue	31.4	31.9	32.0	31.3
Cost of service revenue	8.0	7.4	7.9	7.3

Gross margin	60.6	60.7	60.1	61.4

Operating Expenses:
Sales and marketing	28.9	33.7	29.7	34.6
Research and development	11.1	12.4	11.5	13.0
General and administrative	4.6	4.3	4.6	4.1
Stock compensation	0.2	0.5	0.2	0.5
Restructuring charges	—	0.6	0.1	0.2

Total operating expenses	44.8	51.5	46.1	52.4

Income from Operations	15.8	9.2	14.0	9.0
Other Income (Expense), net:
Interest income	1.3	1.3	1.2	1.4
Other income (expense), net	(0.3)	0.2	(0.3)	(0.1)
Net gain (loss) on investments	0.1	—	—	(0.1)
Gain on sale of intangible asset	—	—	—	0.1

Total other income, net	1.1	1.5	0.9	1.3

Income before Income Taxes	16.9	10.7	14.9	10.3
Provision for Income Taxes	3.4	2.1	1.0	2.4

Net Income	13.5%	8.6%	13.9%	7.9%

Third Quarter Fiscal 2004 Highlights

      In the third quarter of fiscal year 2004, we continued to enhance our enterprise solutions, broaden our customer portfolio, extend our channel/partner opportunities, and gain market share for our iSCSI, unified storage, and NearStore® solutions. We also continued to win enterprise customers across all target industries with our storage and data management solutions.

      We announced our Storage Grid strategy which enables customers to realize more value from their storage and data infrastructures. As part of this strategy, we introduced the FAS980 and FAS980c, the newest members of our NetApp FAS900 platform, that will help us extend the NetApp unified storage systems into the high-end of the enterprise storage market. Also during the quarter, we introduced and shipped the NetApp NearStore R200 storage system and SnapVaultTM software solution for backup, compliance, reference, archive and secondary data needs. We also announced the integration of RAID-DP (double-disk parity) into our full line of enterprise storage systems which increases the level of data protection in the event of multiple storage-related disk failure. In addition, we announced that our NetApp gFilerTM supports unified NAS and SAN consolidation for IBM storage system platforms.

      We reaffirmed our commitment to iSCSI technology by completing Microsoft’s Design for Windows Logo testing for the NetApp FAS960, FAS960c, FAS940c, F825, F825c, FAS250 and NearStore R150 to ensure that they meet Microsoft standards for iSCSI compatibility and interoperability with the Windows platform. In addition, we extended support for IBM Lotus applications by announcing iSCSI support for NetApp SnapManager® for Lotus Domino. We believe that Microsoft’s support of iSCSI for the SQL server and Exchange environment will help encourage further iSCSI adoption within the enterprise. We expect our Windows business to be a strong driver of the growth of our block storage solutions.

      During the third quarter of fiscal year 2004, we also announced several strategic partnerships with other major technology companies to address a variety of data management, information life cycle management (ILM), backup and recovery, and compliance/retention issues that are important to our enterprise customers.

Discussion of Results of Operations

      Overall, our revenue growth was primarily driven by a combination of new product innovation, additional channel/partner opportunities, and improving IT (“Information Technology”) spending. We believe our competitive advantage is a result of lower total cost of ownership from a combination of four factors: lower acquisition cost, reduced administrative overhead, minimized service cost, and reduced downtime of critical business applications.

      While the quantity of online data continues to grow, the price of storage continues to decline. With speeds and capacity continuing to increase, it becomes easier and cheaper for companies to justify the implementation of better systems and applications with higher performance characteristics and greater storage capacity requirements. We deliver a full-line of enterprise storage and data management solutions to help our customers store, manage, protect and consolidate their business- and mission-critical data while meeting their demands for solutions that help them consolidate their data infrastructure.

      As the trend toward larger storage capacity and faster processing power continues, we will continue to provide storage solutions that meet the growing demands of grid computing and help customers, develop, deploy, and manage enterprise grid computing architectures. The combination of NetApp unified storage and software solutions with advanced distributed systems architectures acquired from Spinnaker will further our strategy to deliver new Storage Grid as the foundation for data infrastructures of the future. Additionally, the Spinnaker acquisition will allow us to target markets with customers who use large-scale Linux farms for performance-sensitive applications in verticals like Energy, High-tech, Entertainment and Federal. We have supported Linux clients for many years, and many of our customers use Linux servers in conjunction with our storage solutions. Additionally, we continue to support efforts to improve the interoperability of Linux with our systems, and have relationships with the leading suppliers of commercial Linux software, RedHat Corp. and SUSE (recently acquired by Novell). We also furthered our Linux Strategy by joining the Open Source Development Labs, a global consortium dedicated to accelerating the adoption of Linux.

      Current generation backups for data integrity are moving to cheap disk for storage and immediate recovery. We introduced the industry’s first Advanced Technology Attachment ATA-based mass storage system intended for enterprise environments in December 2001, and during the third quarter of fiscal 2004, we introduced and shipped our third generation of NearStore products in this area. Our multi-terabytes ATA disk-based storage provides economical secondary storage that helps customers protect their most valuable data, while at the same time improving uptime, significantly reducing time-to-recovery, and reducing management costs.

      Regulatory compliance also continues to be a strong driver of our business. Customers are looking for simple, easy-to-deploy and cost-effective solutions to their compliance driven business initiatives. Our new SnapLockTM software enables customers to meet the data permanence requirements of regulations like Rule 17(a)(4) of the Securities and Exchange Act of 1934, as amended, which relates to preservation of certain records by certain exchange members as well as brokers and dealers, as well as Health Insurance Portability and Accountability Act (“HIPPA”) and several government defense requirements.

      While we believe that the above-mentioned factors favorably impacted our business, we cannot assure you that revenue from our storage and data management solutions will continue to grow at previous rates. See “— Risk Factors — Factors beyond our control could cause our quarterly results to fluctuate.”

      Product Revenues — Product revenues increased by 31.2% to $269.0 million for the third quarter of fiscal 2004, from $205.0 million for the third quarter of fiscal 2003. Product revenues increased by 28.9% to $754.3 million for the nine-month period ended January 30, 2004, from $585.1 million for the nine-month period ended January 24, 2003. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the same periods in the prior year.

      Product revenues were favorably impacted by the following factors:

•	increased revenues from our new product introductions in the three and nine-month periods ended January 30, 2004 such as: FAS960, FAS940, FAS270, and FAS250 filer products; NearStore R200 and R150 nearline storage systems; NetCache® C2100 and C6200 appliances, as well as our gateway filers (gFiler,) GF960, GF940 and GF825;

•	increased revenues from data management software products that are focused on solving enterprise customer storage challenges including regulatory and compliance data needs, storage consolidation, Internet access and security, technical applications, and data protection;

•	higher sales of software subscription upgrades representing 9.8% and 9.6% of total revenues for the three and nine-month periods ended January 30, 2004, respectively and 8.8% and 8.0% of total revenues for the three and nine-month periods ended January 24, 2003, respectively.

•	a higher average selling price for our newer products: FAS270 and FAS250 filers, C6200 NetCache products, NearStore R200 and R150 nearline storage systems and software features, as well as our gateway filers (gFiler,) GF960, GF940 and GF825;

•	increased demand for regulatory compliance WORM (write-once, read many) solutions and back-up to disk solutions;

•	increased sales through indirect channels, including sales through our resellers, distributors and OEM partners, representing 50.4% and 49.7% of total revenues for the three and nine-month periods ended January 30, 2004, respectively, and 50.7% and 46.0% for the three and nine-month periods ended January 24, 2003, respectively, and

•	incremental revenue due to an extra week of business in the nine-month period ended January 30, 2004 compared to the same period in the prior year.

      Product revenues were negatively impacted by the following factors:

•	larger, lower cost per megabyte disks as a result of larger disk capacity; and

•	declining average selling price and unit sales of our older filer and caching products.

      We cannot assure you that we will be able to maintain or increase market demand for our products.

      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 21.0% to $28.3 million in the third quarter of fiscal 2004, from $23.4 million in the third quarter of fiscal 2003. Service revenues increased by 21.1% to $79.1 million for the nine-month period ended January 30, 2004 from $65.3 for the nine-month period ended January 24, 2003. Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 9.5% of total revenues for both the three and nine-month periods ended January 30, 2004 and 10.3% and 10.0% of total revenues for the three and nine-month periods ended January 24, 2003, respectively. The increase in absolute dollars was due to an increasing number of enterprise customers, which typically purchase more complete service packages. Higher service revenues were also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers. While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2004.

      International total revenues (including United States exports) increased by 28.5% and 35.9% for the three and nine-month periods ended January 30, 2004 as compared to the same periods of fiscal 2003, respectively. International total revenues were $132.6 million, or 44.6% of total revenues, and $354.0 million, or 42.5% of total revenues, for the three and nine-month periods ended January 30, 2004, respectively. The increase in international sales for the three and nine-month periods ended January 30, 2004 was primarily a result of European and Asia Pacific net revenues growth, driven by larger storage implementations, new products and higher storage spending in certain geographic regions, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2004.

      Product Gross Margin — Product gross margin increased to 65.3% for the third quarter of fiscal 2004, from 64.5% for the third quarter of fiscal 2003. Product gross margin decreased to 64.7% for the nine-month period ended January 30, 2004, from 65.2% for the nine-month period ended January 24, 2003. Amortization of existing technology included in cost of product revenues was $0.2 million and $3.0 million for the three and nine-month periods ended January 30, 2004, respectively, and $1.4 million and $4.1 million for the three and nine-month periods ended January 24, 2003, respectively. Other than the amortization of existing technology that may arise from the Spinnaker acquisition, there will be no future amortization of existing technology remaining for fiscal 2004 and thereafter.

      Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	competitive pricing solutions with our bundled software and solutions set;

•	higher average selling prices for our new products;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers; and

•	lower cost of components.

      Product gross margin was negatively impacted by:

•	increased sales through indirect channels, which have a lower gross margin than our direct sales;

•	transitional costs associated with implementation of a new Enterprise Resource Planning (“ERP”) system;

•	higher disk content with an expanded storage capacity for the higher-end filers and Nearstore systems;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower average selling price of certain add-on software options.

      The overall decrease in product gross margin for the nine-month period ended January 30, 2004 as compared to the same period ended January 24, 2003 was generally attributed to the same offsetting factors as cited above for the third quarters of fiscal 2004 and 2003.

      Service Gross Margin — Service gross margin decreased to 16.3% in the third quarter of fiscal 2004 as compared to 27.8% in the third quarter of fiscal 2003. Service gross margin decreased to 17.2% in the nine-month period ended January 30, 2004 as compared to 27.8% in the nine-month period ended January 24, 2003. Investments in customer service increased by 40.3% to $23.7 million in the third quarter of fiscal 2004, from $16.9 million in the third quarter of fiscal 2003. Investments in customer service increased by 38.8% to $65.5 million in the nine-month period ended January 30, 2004, from $47.2 million in the nine-month period ended January 24, 2003. The decrease in service gross margin was primarily due to the continued investment in our service infrastructure to support our increasing enterprise customer base partially offset by improved headcount utilization. These investments included additional professional support engineers, increased support center activities and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. We expect service margin to improve as recent headcount and logistical investments begin to deliver revenue growth.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 11.7% to $86.0 million for the third quarter of fiscal 2004, from $77.0 million for the third quarter of fiscal 2003. These expenses were 28.9% and 33.7% of total revenues for the third quarters of fiscal 2004 and fiscal 2003, respectively. Sales and marketing expenses increased 10.0% to $247.5 million for the nine-month period ended January 30, 2004, from $225.1 million for the nine-month period ended January 24, 2003. These expenses were 29.7% and 34.6% of total revenues for the nine-month periods ended January 30, 2004, and January 24, 2003, respectively. The increase in absolute dollars was attributed to an extra week of expenses in the nine-month period ended January 30, 2004 compared to the same period in the prior year, sales kick off and club meetings, increased commission expenses resulting from increased revenues, the continued worldwide investment in our sales and customer service organizations associated with selling complete solutions at the enterprise level, offset by cost control, and reduction in discretionary spending efforts.

      Sales and marketing headcount increased to 1,266 at January 30, 2004 from 1,247 at January 24, 2003. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents. Included in research and development expenses is capitalized patents amortization of $0.5 million and $1.1 million for the three and nine-month periods ending January 30, 2004, respectively as compared to none for the same periods in the prior year. Estimated future capitalized patents amortization expenses for fiscal 2004 will be $0.4 million, $1.8 million for each of the fiscal years 2005, 2006, 2007 and 2008 and $0.3 million thereafter.

      Research and development expenses increased 16.5% to $32.9 million for the third quarter of fiscal 2004 from $28.3 million for the third quarter of fiscal 2003. These expenses represented 11.1% and 12.4% of total revenues for the third quarters of fiscal 2004 and 2003, respectively. Research and development expenses increased 13.6% to $96.0 million for the nine-month period ended January 30, 2004 from $84.5 million for the nine-month period ended January 24, 2003. These expenses represented 11.5% and 13.0% of total revenues for the nine-month periods ended January 30, 2004 and January 24, 2003, respectively. The increase in research and development expenses was primarily a result of an extra week of expenses in the nine-month period ended January 30, 2004 compared to the same period in the prior year, increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges offset by a partial holiday shutdown in July 2003, cost control, and reduction in discretionary spending efforts. Research and development headcount increased to 578 as of January 30, 2004 compared to 531 as of January 24, 2003. For both the three and nine-month periods ended January 30, 2004 and January 24, 2003, no software development costs were capitalized.

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

      We believe that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2004, primarily due to ongoing costs associated with the development of new products and technologies and the operating impact of the Spinnaker acquisition as compared to the comparable period in the prior year.

      General and Administrative — General and administrative expenses increased 39.8% to $13.7 million for the third quarter of fiscal 2004, from $9.8 million for the third quarter of fiscal 2003. These expenses represented 4.6% and 4.3% of total revenues for the third quarters of fiscal 2004 and 2003, respectively. General and administrative expenses increased 46.7% to $38.7 million for the nine-month period ended

January 30, 2004, from $26.4 million for the nine-month period ended January 24, 2003. These expenses represented 4.6% and 4.1% of total revenues for the nine-month periods ended January 30, 2004 and January 24, 2003, respectively. This increase in absolute dollars was primarily due to the investment in our enterprise-wide ERP system, expenses associated with expanded regulatory requirements, general legal expenses, an extra week of expenses in the nine-month period ended January 30, 2004 compared to the same period in the prior year, a $1.5 million benefit from the collection of previously accrued customer-specific bad debt allowance in the nine-month period ended in the prior year, offset by a partial holiday shutdown in July 2003. General and administrative headcount increased to 312 at January 30, 2004 from 270 at January 24, 2003. We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2004 due to the investment in our enterprise-wide ERP system and additional expenses related to expanded regulatory requirements as compared to the comparable period in the prior year.

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

      Stock compensation expenses were $0.5 million and $1.2 million for the third quarters of fiscal 2004 and 2003, respectively. Stock compensation expenses were $2.0 million and $3.1 million in the nine-month periods ended January 30, 2004 and January 24, 2003, respectively. This net decrease in the nine-month periods in stock compensation expenses reflected primarily lower stock compensation attributed to forfeitures of unvested options assumed in the WebManage Technologies, Inc. acquisition in fiscal 2001; offset by an increase in stock compensation expenses relating to restricted stock awards. Other than the amortization of deferred stock compensation that may arise from the Spinnaker acquisition, estimated future deferred stock compensation amortization expenses are $0.5 million in the remainder of fiscal 2004, $1.2 million in fiscal 2005 and $0.6 million in fiscal 2006 and none thereafter.

      Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities.

Fiscal 2002 Second Quarter Restructuring Plan

      As a result of the restructuring in August 2001, we recorded a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, including certain facilities in foreign countries, and $0.5 million in fixed assets write-offs. The reserve balance of $0.9 million at January 30, 2004 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million. During fiscal 2002 and 2003, we recorded net restructuring adjustments of $0.1 million and $0.3 million, respectively, due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities that we vacated are not subleased, we will be obligated for additional total lease payments of approximately $0.5 million to be payable through January 2006.

      As of January 30, 2004, we have $0.7 million outstanding in our accrued and unpaid severance-related restructuring costs due to changes in estimated costs of certain severance-related matters. We expect to pay or adjust the remaining severance-related restructuring costs pending the outcome of the ultimate resolution of these matters in the next twelve months.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at January 30, 2004 (in thousands):

	Severance-	Fixed
	related	Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,444)	—	(885)	(5,329)
Non-cash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	11	—	(9)	2
Non-cash portion	—	—	(1)	(1)

Reserve balance at August 1, 2003	678	—	130	808
Cash payments and others	19	—	3	22
Non-cash portion	—	—	(1)	(1)

Reserve balance at October 31, 2003	697	—	132	829
Cash payments and others	49	—	10	59

Reserve balance at January 30, 2004	$746	$—	$142	$888

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we recorded a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at January 30, 2004, $0.8 million was included in other accrued liabilities and the remaining $4.3 million was classified as long-term obligations.

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

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at January 30, 2004 (in thousands):

	Severance-	Fixed
	related	Assets
	Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Net cash payments	(706)	—	(1,023)	(1,729)
Non-cash portion	—	(473)	—	(473)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Net cash payments	—	—	(205)	(205)

Reserve balance at August 1, 2003	—	—	4,366	4,366
Net cash payments	—	—	(203)	(203)
Adjustments	—	—	1,110	1,110

Reserve balance at October 31, 2003	—	—	5,273	5,273
Cash payments and others	—	—	(162)	(162)

Reserve balance at January 30, 2004	$—	$—	$5,111	$5,111

      Interest Income — Interest income was $3.9 million and $3.1 million for the third quarters of fiscal 2004 and 2003, respectively. For the nine-month periods ended January 30, 2004 and January 24, 2003, interest income was $9.7 million and $9.1 million, respectively. The increase in interest income was primarily driven by higher cash and investment balances provided by operating activities partially offset by lower average interest rates on our investment portfolio. We expect interest income to increase for the remainder of fiscal 2004 as a result of higher cash and invested balances in a higher interest-rate portfolio environment as we reinvest our securities in longer-term investments.

      Other Income (Expense), Net — The three and nine-month periods ended January 30, 2004 included a net exchange loss from foreign currency transactions of $0.8 million and $2.1 million, respectively and for the three and nine-month periods ended January 24, 2003, a gain of $0.3 million and a net loss of $0.7 million, respectively. The increase in net exchange loss was attributed to the impact of currency balance sheet hedging activities resulting from forecast variances.

      Net Gain (Loss) on Investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the nine-month ended January 24, 2003, we recorded a noncash write down of $0.7 million related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the three and nine-month ended January 30, 2004, we sold certain previously impaired investments and realized a net gain of $0.2 million and $0.4 million, respectively.

      Gain on Sale of Intangible Assets — We recorded a gain on sale of intangible assets of $0.6 million in the first quarter of fiscal 2003 related to the sale of our ContentReporter software. We intend to resell this software through a licensing arrangement.

      Provision for Income Taxes — Provision for income taxes for the nine-month period ended January 30, 2004 included a non-recurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as future tax rate benefits. For the nine-month period ended January 30, 2004, we applied an annual tax rate of 20.3% to pretax income, which excluded the $16.8 million non-recurring benefit from the foreign tax ruling. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income

(loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Liquidity and Capital Resources

      As of January 30, 2004, as compared to the April 30, 2003 balances, our cash, cash equivalents, and short-term investments increased by $159.3 million to $778.1 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $202.7 million to $791.2 million as of January 30, 2004, compared to $588.5 million as of April 30, 2003.

      In addition to higher net income in the nine-month period ended January 30, 2004, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	Increased accounts receivable balances due to higher revenues;

•	Increased prepaid expenses and decreased other accrued liabilities primarily due to payment of a license fee of $13.0 million;

•	Increased prepaid expenses and other assets also a result of a $5.0 million bridge loan payment in connection with the Spinnaker acquisition;

The above factors were partially offset by the effects of:

•	Increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers;

•	Increased accrued compensation and related benefits due to higher commission and other profit dependent payroll-related accruals resulting from higher revenue and profitability;

•	Increased income taxes payable, primarily reflecting higher profitability in the nine-month period ended January 30, 2004 as compared to the same period in the prior year; tax refunds associated with the favorable foreign tax ruling, partially offset by a favorable foreign tax ruling of $16.8 million from the Netherlands and worldwide tax payments.

      We used $35.6 million and $45.9 million of cash in the nine-month periods ended January 30, 2004 and January 24, 2003, respectively, for capital expenditures. We used net proceeds of $180.4 million and $61.4 million in the nine-month periods ended January 30, 2004 and January 24, 2003, respectively, for net purchases/ redemptions of short-term investments. In June 2003, we acquired additional patents for a purchase price of approximately $9.0 million. Investing activities in the nine-month periods January 30, 2004 and January 24, 2003 also included new investments in privately-held companies of $0.3 million and $0.7 million, respectively. In the nine-month period ended January 30, 2004, we received $0.6 million sales proceeds from sales of previously impairment investments.

      We received $26.4 million and $24.3 million in the nine-month periods ended January 30, 2004 and January 24, 2003 from financing activities, which included sales of common stock net of common stock repurchases. We repurchased 2.7 million shares of common stock at a total of $44.9 million during the nine-month period ended January 30, 2004. Other financing activities provided $71.2 million and $24.3 million in the nine-month periods ended January 30, 2004, and January 24, 2003, respectively, which related to sales of common stock related to employee stock transactions. The change in cash flow from financing was primarily due to the effects of the common stock repurchases partially offset by higher proceeds from issuance of common stock under employee programs compared to the same period in the prior year.

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

Contractual Cash Obligations and Other Commercial Commitments

      The following summarizes our contractual cash obligations and commercial commitments at January 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	Payments Due by Period

Contractual Cash Obligations:	2004	2005	2006	2007	2008	Thereafter	Total

Operating lease payments(1)	$2,959	$11,213	$8,714	$5,201	$4,199	$11,385	$43,671
Venture capital funding commitments(2)	154	616	616	616	603	1,776	4,381
Purchase commitments(3)	835	—	—	—	—	—	835
Communications & Maintenance(4)	1,211	5,767	4,040	477	16	12	11,523
Restructuring Charges(5)	165	1,507	727	802	807	1,991	5,999

Total Contractual Cash Obligations	$5,324	$19,103	$14,097	$7,096	$5,625	$15,164	$66,409

(1)	We enter into real estate operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Certain real estate operating sub-lease income of $346 has been included in the table.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments excludes purchases of good and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes costs that are not reasonably estimable at this time.

(4)	Under certain communication contracts with major telco companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire through January 2009.

(5)	These amounts are included on our Consolidated GAAP Balance Sheets under Long-term Obligations and Other Accrued Liabilities which is comprised of committed lease payments, operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The actual amount paid, if the facility is not subleased, would be increased by $2,785 to be payable through November 2010.

	Amount of Commitment Expiration Per Period

Other Commercial Commitments:	2004	2005	2006	2007	2008	Thereafter	Total

Lines of Credit(1)	$1,307	$—	$—	$—	$—	$337	$1,644
Restricted Cash(2)	10	315	321	66	—	318	1,030

Total Commercial Commitments	$1,317	$315	$321	$66	$—	$655	$2,674

(1)	The amounts outstanding under this line of credit relate to workers’ compensation, customs guarantee and a foreign lease.

(2)	Restricted cash arrangements relate to facility lease requirements, product performance guarantees, customs and duties guarantees, and VAT requirements.

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

      We have experienced growth in the first nine months of fiscal 2004. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially adversely affect our operating results.

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

      The market price for our common stock has experienced substantial volatility in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	fluctuations in our operating results;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	economic developments in the network storage market as a whole;

•	international conflicts and acts of terrorism;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections;

•	announcements of new products, applications or product enhancements by us or our competitors;

•	changes in our relationships with our suppliers, customers, channel and strategic partners; and

•	general market conditions.

      In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies. Additionally, certain macroeconomic factors such as changes in interest rates, the market climate for the technology sector, and levels of corporate spending on information technology could also have an impact on the trading price of our stock. As a result, the market price of our common stock may fluctuate significantly in the future and any broad market decline, as well as our own operating results, may materially and adversely affect the market price of our common stock.

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, or if we fail to manage the transition between our new and old products, our operating results could be materially and adversely affected.

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

      We conduct business internationally. For the three and nine-month ended January 30, 2004, approximately 44.6% and 42.5%, respectively, of our total revenues was from international customers (including

U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

      Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge our currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flow. All balance sheet hedges are marked to market through earnings every period, while gains and losses on cash flow hedges are recorded in other comprehensive income. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

We rely on a limited number of suppliers, and any disruption or termination of these supply arrangements could delay shipment of our products and could materially and adversely affect our operating results.

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

      An element of our strategy to grow revenue is to strategically partner with major third-party software and hardware vendors who integrate our products into their products and also comarket our products with these vendors. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish strategic relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time.

      We intend to continue to establish and maintain business relationships with technology companies to accelerate the development and marketing of our storage solutions. To the extent we are unsuccessful in developing new relationships and maintaining our existing relationships, our future revenue and operating results could be impacted negatively. In addition, the loss of a strategic partner could have a material adverse effect on the progress of our new products under development with that partner.

We may incur problems with current or future equity investments and acquisitions, and these investments may not achieve our objectives.

      From time to time, we make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In fiscal 2003, we recorded a non-cash write-down of $0.7 million related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary. In the nine-month ended January 30, 2004, we recorded a gain of $0.4 million related to sales of previously impaired investments.

      As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. We have acquired three companies since the beginning of fiscal 2001. We completed the acquisition of one of these companies after the third quarter of fiscal 2004 and will integrate acquired operations and products from this acquisition into our operations during our fourth quarter of fiscal 2004. See Note 15 Subsequent Events. We may engage in future acquisitions that dilute our stockholders’ investments and cause us to use cash, to incur debt, or to assume contingent liabilities.

      Acquisitions of companies entail numerous risks, and we may not be able to successfully integrate acquired operations and products or realize anticipated synergies, economies of scale, or other value. In addition, we may experience a diversion of management’s attention, the loss of key employees of acquired operations, or the inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition, and results of operation.

      In addition, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. As of January 30, 2004, the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). There had been no impairment of goodwill and intangible assets as of the end of the third quarter of fiscal 2004. There can be no assurance that future impairment tests will not result in a charge to earnings.

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

      The preparation of the consolidated financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended April 30, 2003 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions. In addition, see our Critical Accounting Estimates under Item 2.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of January 30, 2004, we had short-term investments of $514.5 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 30, 2004 would cause the fair value of these short-term investments to decline by approximately $1.0 million. By policy, we limit our exposure to longer term investments, and a substantial majority of our investment portfolio has maturities of less than three years. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity securities included in our short-term investments, which are primarily in publicly traded companies in the volatile high-technology industry sector. In fiscal 2003, we recorded a non-cash write down of $0.7 million related to the impairment of our investment in a publicly traded company as its reduction in value was judged to be other than temporary.

      We do not attempt to reduce or eliminate our market exposure on these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an immaterial decrease in the fair value of our equity security as of January 30, 2004.

      The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

Foreign Currency Exchange Rate Risk

      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges, the gains or losses were included in other comprehensive income at January 30, 2004.

      We do not enter into foreign exchange contracts for speculative or trading purposes. In entering into forward and option foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with credit worthy multinational commercial banks. All contracts have a maturity of less than one year.

      The following table provides information about our foreign exchange forward and option contracts outstanding on January 30, 2004, (in thousands):

		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
AUD	Sell	785	$595	$595
CAD	Sell	5,704	$4,280	$4,279
CHF	Sell	2,736	$2,173	$2,173
GBP	Sell	16,272	$29,428	$29,582
EUR	Sell	83,288	$103,344	$103,577
ZAR	Sell	13,992	$1,957	$1,957
EUR	Buy	5,653	$6,989	$7,029
GBP	Buy	1,659	$2,994	$3,017
Option contracts:
EUR	Sell	7,000	$8,708	$8,822
GBP	Sell	1,500	$2,729	$2,761

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

2.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
4.1(1)	Reference is made to Exhibits 3.1 and 3.2

4.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan
10.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
21(5)	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2004.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2004.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 4, 2003.

      (b) Reports on Form 8-K

      On November 18, 2003, we furnished (but did not file) a report on Form 8-K relating to financial information for Network Appliance for the three and six-month ended October 31, 2003 and forward-looking statements relating to fiscal year 2004, as presented in a press release of November 18, 2003.

      On November 4, 2003, we furnished (but did not file) a report on Form 8-K relating to the signing of a definitive agreement to acquire Spinnaker Networks, Inc., as presented in a press release of November 4, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: March 2, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
3.1(1)	Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
4.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan
10.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
21(5)	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2004.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2004.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 4, 2003.