Form 10-K
period 2004-04-30
NETWORK APPLIANCE INC
filed 2004-06-29
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2004

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

     The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of October 31, 2003, the last day of registrant’s most recently completed second fiscal quarter, was $5,868,275,326 (based on the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last business day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On May 28, 2004, 357,845,346 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders to be held on September 2, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2004.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submissions of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
2. Significant Accounting Policies
3. Balance Sheet Components
5. Line of Credit
6. Stockholders’ Equity
7. Income Taxes
8. Segment, Geographic and Customer Information
9. Fair Value of Financial Instruments
10. Employee Benefit Plan
11. Business Combination
12. Restructuring Charges
13. Goodwill and Purchased Intangible Assets
14. Guarantees
15. Subsequent Events
16. Selected Quarterly Financial Data (Unaudited)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.	Business

      With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our plans to continue to expand on the appliance architecture in future product designs and service offerings; (2) the possibility that we may engage in future acquisitions; (3) our expectation that we will increasingly rely on our indirect sales channel for a significant portion of our revenue; (4) our expectation that the ultimate costs to resolve any outstanding legal claims or proceedings will not be material to our business; (5) our belief that the Spinnaker acquisition will accelerate the delivery of NetApp Storage Grid architecture; (6) our expectation that our Windows business will be a strong driver of the growth of our block storage solutions; (7) our intent to regularly introduce new products and product enhancements and our intent to support current and new products and product enhancements; (8) our expectation that our expenditures on expanding our current product offerings and introducing new products in order to capitalize on growth opportunities will increase in absolute dollars; (9) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (10) our intention to continue to establish and maintain business relationships with technology companies; (11) our belief that our existing facilities and those currently being developed in Sunnyvale, California will be sufficient for our needs for at least the next two years; (12) our expectation that we will continue to add sales capacity; (13) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (14) our belief that our general and administrative expenses will increase in absolute terms in fiscal 2005; (15) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (16) our expectation that interest income will increase in fiscal 2005; (17) the expected impact of recent accounting pronouncements on our financial condition and results of operations; (18) our belief that our forward currency contracts will not subject us to undue risk; (19) our expectation regarding estimated future deferred stock compensation amortization expenses; (20) the possibility that we may be obligated for additional lease payments to be payable through November 2010 in the event that our vacated facilities are not subleased; (21) our expectation that there will be a further decline in the price per petabyte; (22) our estimates of future intangibles and stock compensation amortization expense relating to the Spinnaker acquisition; (23) our expectation that service margins will improve; (24) our estimates regarding future capitalized patents amortization expenses; (25) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (26) our intention to continuously broaden our existing product offerings and introduce new products; (27) our belief that our research and development expenses will increase in absolute dollars for fiscal 2005; (28) our intention to resell ContentReporter software through a licensing arrangement; and (29) our expectations regarding our contractual cash obligations and other commercial commitments for fiscal years 2005 through 2009 and thereafter, which we anticipate will equal no more than $75.4 million in the aggregate are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) our ability to identify and respond to significant market trends and emerging standards; (7) our ability to realize our financial objectives through increased investment in people and programs; (8) acceptance of, and demand for, our products; (9) our ability to maintain our supplier and contract manufacturer relationships; (10) the ability of our competitors to introduce new products that compete successfully with our products; (11) the general economic environment and the continued growth of the storage and content delivery markets; (12) our ability to sustain and/or improve our cash and overall financial position; and (13) those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Overview

      Network Appliance, Inc. (“NetApp”), provides enterprise network storage and data management solutions. NetApp® network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access. Network Appliance’s success to date has been in delivering highly cost-effective network storage solutions that reduce the complexity associated with conventional storage solutions. Our goal is to provide products that set the standard for simplicity and ease of operation, with what we believe to be one of the lowest total costs of ownership (TCO) and highest returns on investment (ROI) in the industry. Network ApplianceTM solutions are the data management and storage foundation for leading enterprises, government agencies, and universities worldwide.

      Network Appliance was founded in 1992 with the goal of simplifying data access by creating the world’s first network storage appliance. The first system was shipped in 1993. Today Network Appliance is a multinational corporation with over 2,800 employees and an installed base of products in over 100 countries.

      Network Appliance focuses on “simplifying the complex.” This philosophy drives the entire company, from product design and system operation through support processes. This results in significant customer advantages, including:

•	Lower total cost of ownership, in part because system administrators can more efficiently manage much greater amounts of information, and also because recovery times are significantly reduced in the event of a disaster or data corruption.

•	Business agility, by improving our customers’ ability to react quickly to changes via rapid deployment or reconfiguration of storage assets.

•	Improved information availability, due to increased reliability.

•	Improved application performance, enabling customers to advance their time-to-market goals and create new revenue-generating opportunities.

•	Business continuance via online rapid restore and disaster recovery deployments.

•	Satisfying customers’ growing regulatory compliance requirements with our comprehensive software and solutions.

Customer Base

      Our diversified customer base spans a number of large vertical markets. Examples include:

•	Energy. Customers in the energy market have traditionally deployed our products to support their exploration activities, where the simplicity of the appliance architecture and the ability to support massive amounts of data are critical. Our solutions help enable energy companies to meet their workflow optimization objectives, improve quality, reduce cycle times, and lower costs.

•	Federal government. The United States (“U.S.”) federal government is one of the largest information technology (“IT”) consumers in the world, and Network Appliance Federal Systems, Inc., provides solutions for many data-intensive activities, including intelligence gathering, analysis, and civilian and military operations.

•	Financial services. New data-processing methodologies, shorter time frames for settlement transactions, and new demands for better knowledge management are requiring financial services firms to improve their data storage infrastructures. Network Appliance solutions for enterprise storage enable these financial institutions to effectively manage large amounts of data in a high-speed distributed infrastructure, enabling customers to leverage their existing technology investments and derive maximum value from their time-sensitive information.

•	High technology. Global technology enterprises, including semiconductor, systems, and software companies, are keenly focused on reducing infrastructure cost and improving time-to-market. Network Appliance solutions enable high-technology firms to achieve these goals by reducing total cost of ownership and providing highly reliable systems and rapid access to corporate information assets.

•	Internet. Internet-focused businesses place considerable and often unpredictable demands on transaction-intensive, database-driven environments such as electronic mail (e-mail), World Wide Web (WWW), and electronic commerce (e-commerce). In a marketplace where retaining customer loyalty is paramount, Internet-focused businesses must have high performance and readily available data to ensure that their customers do not seek alternative providers. Scalable distributed architectures based on Network Appliance’s products improve data availability, scalability, and performance, while reducing the total cost of ownership.

•	Life sciences. Pharmaceutical, bioresearch, genomic research, and care providers are focused on developing vital new drugs, improving quality of patient care, and increasing their returns on investment. Network Appliance solutions enable fast access, integration, and sharing of massive amounts of exponentially growing scientific and medical imaging data, reduced time-to-market, and improvements in operational efficiency.

•	Major manufacturing. Global manufacturing companies face intense competitive pressure to develop attractive new products, improve time-to-market, and optimize profitability. Network Appliance solutions enable these companies to simplify the management overhead associated with storing and protecting large amounts of ERP, engineering, and manufacturing product data, while ensuring that information can be easily and efficiently distributed to manufacturing and distribution sites around the world.

•	Telecommunications. Service providers in the telecommunications industry are faced with deregulation, globalization, increased competition, and often a substantial debt burden. As a result, they must control infrastructure costs while maintaining or improving services to existing customers and at the same time identifying and developing compelling new revenue streams in order to grow their business. Network Appliance’s products and solutions allow these providers to quickly and cost-effectively build the network storage infrastructure and content delivery networks required by the global telecommunications industry.

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

•	Business continuance. Many enterprises are increasingly focused on disaster preparedness and recovery and must avoid costly downtime in the event of a major disaster or localized disruption. Minutes of downtime are costly, and hours of downtime can be catastrophic. Working in tandem with the existing network infrastructure (both Fibre Channel and Ethernet), our storage appliances and data management software enable customers to implement disaster recovery and data mirroring plans quickly and effectively, while minimizing incremental telecommunications and administration costs.

•	Distributed enterprise. As enterprises grow, it becomes increasingly difficult to provide timely information to remote locations and branch offices, jeopardizing their productivity. NetApp products accelerate information access and application performance while reducing bandwidth costs, and also reduce the cost and complexity associated with managing the data in these distributed offices. Our solutions enable enterprises to quickly replicate and relay information to and from one or many locations, fully protecting data in remote offices and locations.

•	Regulatory Compliance. Regulatory compliance is a growing concern for every industry. Regulations such as Sarbanes-Oxley, Patriot Act, Gramm-Leach-Bliley affect all U.S. based companies. Furthermore, industry specific businesses are affected by such regulatory acts such as Rule 17(a)(4) of the Securities and Exchange Act of 1934, as amended, which relates to preservation of certain records by certain exchange members as well as brokers and dealers, as well as Health Insurance Portability and Accountability Act (“HIPAA”) and several government defense requirements. NetApp offers compliance solutions designed to address such regulations and the need for data permanence, security, and confidentiality while reducing business risks and improving information access.

A Solution-Based Approach

      To meet these customer challenges, Network Appliance offers a growing number of integrated solutions that address the specific data management hurdles faced by our enterprise customers. These turnkey solutions, which include hardware, software, service, and financing components, enable our customers to simplify their storage management, leverage their existing infrastructure, and increase their return on investment. The solutions that have received the greatest level of interest to date include:

•	Storage Consolidation: File sharing and messaging applications are critical to successful enterprise operations. Network Appliance offers highly available, scalable, and cost-effective storage consolidation solutions that incorporate the NetApp unified storage platform and the feature-rich functionality of data and resource management software to improve storage utilization. By freeing up valuable infrastructure and staff resources, Network Appliance storage consolidation solutions improve enterprise productivity, performance, and profitability.

•	Information Lifecycle Management (“ILM”): The Network Appliance open approach to ILM enables the deployment a best-of-breed solution that matches unique business requirements for information management and regulatory compliance. Whether customers are looking at data protection, accessibility, security, or compliance, NetApp enables customers to effectively align storage resources for optimum performance and preservation while maintaining costs despite growing needs for online data. With a common architecture and open approach, NetApp ILM solutions simplify their environment and deliver the ultimate in flexibility.

•	Data Protection: Network Appliance data protection solutions offer the ultimate data security in a heterogeneous environment, simplifying complex backup and recovery tasks; reducing data storage requirements; ensuring rapid, complete disaster recovery; and leveraging existing data protection investments. Working with our customers to deliver a successful data protection strategy, NetApp not only helps ensure that mission-critical data is backed up, replicated, and accessible in this complex environment, but also enables organizations to completely retrieve data after such unplanned events as user error, system failure, and operational outages.

•	Regulatory Compliance: The Network Appliance regulatory compliance solution is designed to address growing regulatory concerns for data permanence, security, and confidentiality while reducing business risks and improving information access. In conjunction with partners, NetApp is delivering comprehensive compliance solutions for customers across many vertical markets and geographies. The results not only help satisfy regulatory compliance requirements but also provide customers with unmatched flexibility and immediate access to information while reducing costs. The NetApp solution incorporates specialized software that delivers write once, read many (“WORM”) data permanence capabilities and that stores critical business records in a nonerasable, nonrewritable format across NetApp systems, best-of-breed partner solutions, and services.

•	Grid Computing: As the trend toward consolidating storage and serving a variety of applications from a unified storage pool continues, we will continue to provide solutions that will allow customers to more easily and cost efficiently provision, access, manage, and share data across their entire compute grid and user base. The combination of NetApp unified storage and data management solutions with advanced distributed storage technologies acquired from Spinnaker will further our strategy to deliver Storage Grid solutions as the foundation for data infrastructures of the future. In the near term, the Spinnaker acquisition will allow us to target markets with customers who are already deploying such grid like architecture with large-scale Linux® farms for high performance computing applications in industry verticals like Energy, Entertainment and Federal Government. We expect the NetApp Storage Grid to become the storage architecture of choice for enterprises looking to run their IT infrastructures as a utility.

•	Internet access and security: The Internet access and security solution merges proxy caching and storage technologies to improve the secure access and management of information and eliminate obstacles created by geography, complexity, and resource limitations. In accomplishing this, NetApp reduces costs, increases collaboration, and increases productivity.

Total Customer Experience

      No matter what the solution, NetApp strives to simplify whenever possible, utilizing open standards and driving industry collaboration, partnering with other industry leaders, and providing world-class global service and support.

•	Simplicity. The NetApp appliance architecture allows enterprises to reduce management overhead, decrease deployment times, and eliminate the downtime typically associated with general-purpose architectures. Network Appliance plans to continue to expand on the appliance architecture in future product designs and service offerings.

•	Open standards and industry collaboration. Network Appliance participates in and leads many industry initiatives and organizations, such as the Storage Networking Industry Association (“SNIA”), the Enterprise Grid Alliance (“EGA”), that have defined standards that are widely deployed today. Standards that Network Appliance has helped advance include the Network File System (“NFS”) protocol for file access in UNIX® and Linux® environments; the Common Internet File System (“CIFS”) protocol for file access in Windows® environments; the Network Data Management Protocol (“NDMP”) for simplifying backup of networked storage; the Internet Content Adaptation Protocol (“ICAP”) for content adaptation in Web environments; the Direct Access File System (“DAFS”) protocol for high-performance, high-throughput access to data; and the Internet Small Computer System Interface (“iSCSI”) protocol for building block-based storage area networks using widely deployed Ethernet infrastructures. We plan to continue to participate in driving emerging standards, including NFS version 4 and 10 Gigabit Ethernet.

•	Business application integration and partnerships. Network Appliance’s goal is to deliver complete network storage solutions to customers. Our partners are vital to our success in this area, and we have significant partner relationships with database and business application companies including Dassault Systèmes, FileNet, several solutions from IBM including DB2 and Lotus, Interwoven, IXOS/ OpenText, Landmark Graphics, Microsoft, Openwave, Oracle, Rational, SAP, SAS, Sybase, UGS Corp, and Vignette. These application partnerships enhance our ability to reduce implementation times, increase application availability, and provide the highest level of solution support to customers. Technology and infrastructure solution partners enable seamless integration into customers’ existing environments, resulting in lower costs and more rapid deployment. Our infrastructure partner list includes ADIC, Atempo, Bakbone, Brocade, Cisco, Commvault, Computer Associates, Egenera, Fujitsu Siemens Computers, Hitachi Data Systems, IBM Tivoli, KVS, Legato, McData, Novell/ SuSE, NuView, Quantum/ ATL, Red Hat, RLX Technologies, Spectra Logic, StorageTek, Symantec, Syncsort, and VERITAS.

•	Global service and support. Network Appliance’s increasing number of enterprise customers requires a global, integrated service-and-support model. These requirements have been met by expanding efforts in professional services and support offerings, as well as by continuing to develop strategic partnerships. Our partnerships with service providers such as Accenture, Computer Sciences Corporation, Electronic Data Systems (“EDS”), Fujitsu Siemens Corporation and IBM Global Services allow us to better serve customers by broadening service offerings, as well as leveraging existing service and support relationships that customers may already have in place.

•	Network Appliance Financial Solutions (“NAFS”), the customer finance group for Network Appliance Inc., offers a variety of standard and tailored financial products to help our customers acquire Network Appliance solutions. NAFS offers financial programs in the U.S., Canada, Europe, and Asia-Pacific. Our financial product offerings are designed to help enhance our customers’ ROI and reduce their TCO by providing competitive rates; matching budgetary or cash flow requirements by spreading the payments out over time; providing technology refresh options within the initial term; and financing the entire solution including hardware, software, and services.

Classes of Data

      NetApp products and solutions are based on the premise that not all data is created equal. Enterprise customers face a significant challenge in designing networked storage infrastructures that balance the availability requirements of their applications and associated data with the cost of the storage solution. Storing all data on an expensive, monolithic, mainframe-class array is no longer acceptable and customers want to carefully evaluate the value of their information. As a result, data is being classified by availability and performance requirements in relation to cost.

•	Business-critical data. Business-critical applications, including trading-floor applications and ERP systems, require the highest levels of availability and reliability, have more dedicated management resources, and exhibit the least amount of cost sensitivity. If this data is unavailable, the business is typically not generating revenue and may incur other financial penalties.

•	Business operations data. This category includes data used by externally visible business operations applications, including e-mail, customer support applications, and external Web sites. If this data is unavailable, it may be apparent to customers and prospects, impacting revenue and reflecting poorly on the organization. As such, this data has higher reliability and availability requirements, and typically requires more significant storage infrastructure and data management software investments.

•	Back office data. This class of data is accessed by internal employees, and while the availability of the data is not important to customers outside the business, it can have a big impact on the users of the data inside the business. Examples of business internal data include corporate intranets, HR systems, and data warehouses used for analytical purposes.

•	Departmental and remote office data. Departmental and remote-office deployments also require a low-cost solution, but typically need higher levels of availability with low management overhead. Data in this class is typically not used outside the department or remote office.

•	Compliance data. These assets represent much of the corporate or personal data related to conducting business, performing research, buying and selling securities, or other mission-critical, fiduciary, or private activities. This information, like any hard asset, needs to be protected, monitored, maintained, exchanged, and secured.

•	Reference data. Types of reference data include e-mail archives; bank, brokerage, and billing statements; medical images and records; mechanical computer aided design (“MCAD”) drawings; integrated chip designs; and seismic and satellite data. Customers require fast data access at costs comparable to much slower high-end tape or optical libraries, with minimal ongoing management costs.

•	Archive data. Enterprises require a low-cost storage solution for archive data and backups, which have historically been stored on magnetic tape. Many customers are now augmenting magnetic tape and storing these classes of data on more flexible disk-based systems which reduces backup windows and enables rapid recovery in the event of a disaster.

      Network Appliance solutions meet the needs of archive, reference, departmental/remote office, business internal, business operations, and business critical data with a common product architecture and data management methodology, enabling customers to easily deploy and manage all their networked storage infrastructure in the same way.

System Products

      NetApp products consist of fabric-attached storage (“FAS”) appliances, also known as filers, NearStore® systems, NetCache® content delivery appliances, the Data ONTAPTM operating system, our WAFL file management system, data management and content delivery software, and NetApp Global Services. Our configured appliances range in price from $4,000 to more than $1,000,000.

      The NetApp solution runs on a common architecture across all NetApp systems, allowing for optimal scalability and increased flexibility. Customers can protect their existing investments and consolidate both compliance and non-compliance-related data on a single platform, helping to simplify compliance management and reduce storage costs. Through open standards, NetApp helps ensure rapid application deployment and smooth integration into its customers’ existing infrastructure. Our data management features help provide you simple management, improved data protection, and reduced operational costs.

      All NetApp systems come packaged in rack-mountable enclosures that can be installed in a customer’s existing server racks or can be factory-installed and configured in cabinets. Our appliances are based primarily on commodity hardware, including Intel® Pentium® processors, an advanced implementation of the industry-standard PCI bus architecture, standard Ethernet adapters, and either Fibre Channel-Arbitrated Loop (“FC-AL”), Advanced Technology Attachment (“ATA”), or Small Computer System Interface (“SCSI”) disk interconnects.

Filers

      NetApp filers are scalable, highly available, unified networked storage systems for data storage and simplifying data management. They are specifically designed for highly scalable, network-centric IT system architectures, and support both network-attached storage (“NAS”) and storage-attached networks (“SAN”) on a single, unified platform. Our filers are designed for and deliver lower total cost of ownership than alternative competitive systems. Heterogeneous data sharing allows our systems to deliver simultaneous data access to Linux, UNIX, Windows, and Web-based servers and clients, dramatically lowering the total cost of ownership and management complexity versus homogeneous storage systems. Filers are available in either single-node configurations or fully redundant, active/active cluster configurations that provide high data availability for business-critical environments.

      Current filer products include:

•	NetApp FAS 980c/ FAS980 enterprise servers. Introduced during fiscal year 2004 and built for the most demanding customers, the FAS980c is our highest-performance filer. The FAS980c continues the NetApp tradition of providing industry-leading performance in a simple, reliable, flexible, and manageable system. The FAS980c is designed to accommodate thousands of independent users and large, high-bandwidth applications. With the capability of managing up to 64 TB of data in one system and 8TB in one file system, the FAS980c can meet the storage demands of virtually any enterprise — including iSCSI or FC SAN and NAS configurations. The NetApp clustered filer architecture integrates multiple processors in an active/active clustered failover configuration to provide high availability and scalable performance to multiple networks.

•	NetApp FAS960c/ FAS960 enterprise server. Similar to the FAS 980c/980, the FAS960c and 960c are systems that are deployed for demanding SAN or NAS applications but require less capacity. Available with up to 48 TB of storage, these systems are deployed in a broad range of enterprise applications, including Customer Relationship Management (“CRM”), Enterprise Resource Planning (“ERP”), Decision Support Solutions (“DSS”), massive home directory consolidation, and Web serving.

•	NetApp FAS940c/ FAS940 enterprise server. The flexibility and performance capabilities of the FAS940c bring FAS900 series features to a broad range of enterprise applications, including Customer Relationship Management (“CRM”), Enterprise Resource Planning (“ERP”), Decision Support Solutions (“DSS”), massive home directory consolidation, and Web serving.

•	NetApp FAS920c/ FAS920 enterprise server. The newest mid-range offering in the FAS 9xx family is the FAS 920c/920 introduced early in fiscal year 2005. Available with up to 12TB of storage, the 920 series continues our unified storage leadership but at a lower entry price point and capacity. Still deployed on a broad range of mission-critical enterprise applications, these systems leverage the NetApp solution’s ability to easily scale to meet changing customer requirements.

•	NetApp F825c/ F825 enterprise servers. The balance of capacity and performance with flexible I/ O configuration enables the NetApp F825c/ F825 to power a broad range of large- scale applications. Currently deployed in the largest service provider networks and data-intensive environments, including those running database/ ERP and other enterprise-level applications, the F825 servers are proven high-performance workhorses.

•	NetApp FAS270 filer. The FAS270 is a midrange system that offers an entry-level Fibre Channel SAN solution while providing strong price/performance for NAS and iSCSI infrastructures. Available with up to 6 TB of storage, the FAS 270 offers enhanced price/performance for mid range SAN or NAS applications

•	NetApp FAS250 filer. The NetApp FAS250 is an entry-level enterprise filer supporting capacities up to 2TB in a compact form factor. The FAS250 is completely software compatible with all other NetApp products and uses the same storage shelves and Fibre Channel disks currently available for the F800 and FAS900 series filers. The FAS250 provides customers with an attractive entry-level price and a simple upgrade path to higher-capacity, higher-performance filers.

Gateway Filers

      The Network Appliance gFilerTM is an innovative gateway storage solution that provides unified SAN and NAS access to data stored in Fibre Channel SAN storage arrays from other storage vendors. The gFiler enables superior consolidation and storage management in data center storage deployment for an expanded set of business solutions. Like all NetApp storage appliances, the gFiler is based on the Data ONTAP microkernel operating system, which supports multiprotocol data access services and advanced data management capabilities for consolidating, protecting, and recovering mission-critical data for enterprise applications and users.

      Current gateway filer products include:

•	NetApp GF960/c gateway. Provides industry-leading performance to thousands of independent users and high-bandwidth applications. Scales to 48TB of managed capacity when configured for simultaneous active/active data access with secure failover across two independent systems.

•	NetApp GF940/c gateway. Provides flexibility and industry-leading performance across a broad range of enterprise applications. Scales to 24TB of managed capacity when configured for simultaneous active/active data access with secure failover across two independent systems.

•	NetApp GF920/c gateway. Provides flexibility and industry-leading price/performance across a broad range of enterprise applications. Scales to 12TB of managed capacity when configured for simultaneous active/active data access with secure failover across two independent systems.

•	NetApp GF270c gateway. Provides an entry-level, integrated highly available solution for small to mid-size workloads. Scales to 6TB of managed capacity with simultaneous active/active data access with secure failover across two independent, integrated systems.

The gFiler series supports multiple enterprise storage systems including the Hitachi Data Systems Freedom StorageTM systems, the Hitachi Limited SANRISE storage systems, and the IBM TotalStorage Enterprise Storage Server series. The gFiler series for Hitachi Freedom Storage is available exclusively through Hitachi Data Systems and its authorized resellers.

NearStore Systems

      NetApp NearStore products are designed for improving data backup and recovery architectures, storing reference and regulated data, and archiving infrequently accessed files. NearStore systems back up and restore data with speed, consistency, ease of use, and scalability, particularly compared to tape-based backup/restore solutions. The product complements and improves upon existing tape backup processes by inserting economical and simple-to-use disk-based storage between application storage and tape libraries, resulting in an efficient two-stage backup configuration. Almost any type of primary storage can be backed up to NearStore systems, including UNIX, Linux, and Windows servers with direct-attached or SAN-attached storage from all other storage vendors, desktop and notebook computers, and NetApp filers. NearStore can also be used as a replication target within a data center, or for replicating data from remotely distributed offices or branches to a central location in a fully heterogeneous, platform-independent architecture.

      NearStore systems are also ideal for consolidating nearline data resources, including reference and archive data into a single storage platform. This platform can be located and managed centrally, thus reducing costs associated with data center operations.

      With the advent of Rule 17a-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and HIPAA as well as several governmental defense requirements, NearStore, in conjunction with NetApp SnapLockTM software, has become part of an open access data-retention solution targeted at regulated data industries, such as financial services, healthcare, pharmaceuticals, and government.

      Our current NearStore product, the R200, is available in system capacities scaling from 8TB to 96TB, and provides full fabric-attached storage connectivity via FCP, iSCSI, and NAS protocols.

NetCache Appliances

      The NetCache product line is a scalable suite of Web delivery and security appliances designed to solve complex problems faced by enterprises and service providers. These appliances are deployed across the entire network, from the primary data center to remote points of presence (POPs) and local offices worldwide. They improve Internet gateway security and deliver web content and applications throughout a customer’s entire network. NetCache appliances address three major areas of customer challenge:

•	Internet security. NetCache appliances form the foundation of the NetApp Internet Access and security (“IAS”) solution, which enables many Internet security capabilities, including proxy, caching,

access control, content filtering, Web antivirus, SSL scanning, IM and P2P blocking, antispam, and reporting.

•	Web content and application acceleration. NetCache appliances reduce delays, bandwidth usage, and server load to improve delivery of web content and web-based applications such as ERP and CRM systems.

•	Video delivery. NetCache appliances improve delivery quality of online training, executive video broadcasts, and large-scale video-on-demand services.

      Current NetCache hardware models include:

•	NetCache C1200. Designed for remote offices and service providers’ POPs, the C1200 combines space-sensitive design, reliability, and modular configurations at an attractive price point. The C1200 does not sacrifice reliability for low cost—it includes features like RAID and SCSI disk drives.

•	NetCache C2100. This midrange model optimizes price/performance by supporting a wide range of capacity and reliability features. Reliability and availability of mission-critical data are ensured with features such as RAID, redundant hardware, and hot-swappable drives.

•	NetCache C6200. This high-end model delivers the ultimate performance and reliability for the data center and other high-bandwidth locations. Large content libraries—up to 2TB of storage—can be reliably stored and protected with RAID support.

Software Products

Filer and NearStore Families

      Network Appliance sells appliance- and server-based software that simplifies storage administration and increases data availability. All NetApp appliances are configured with the Data ONTAP microkernel as part of the base system, which includes the patented WAFL® (Write Anywhere File Layout) file system. Data ONTAP supports protocols for both NAS and SAN architectures, as well as several new data management, data replication and data protection software products. Data ONTAP software offers a unique set of features to ensure mission-critical availability levels, while lowering the total cost of ownership and the complexity typically associated with enterprise storage management. SnapshotTM technology, included as part of the base system, enables online backups and provides rapid access to previous versions of data without requiring complete separate copies. Snapshot copies also eliminate the need to recover data from a tape archive in the event of a disaster or user error.

      Network Appliance develops software support for a number of industry-standard protocols. The base systems include one protocol, and additional protocols may be added at any time for an additional license fee. Protocols available for the filer—including gFiler—and NearStore families include:

•	Common Internet File System (CIFS). CIFS is an industry-standard network file-sharing protocol used in Microsoft® Windows environments.

•	Fibre Channel Protocol (FCP). FCP is the standard serial SCSI command protocol used in Fibre Channel SAN networks. FCP is a heterogeneous protocol supported by all standard Linux, UNIX, and Windows operating systems.

•	File Transfer Protocol (FTP). FTP is an industry standard used to exchange files between computers. FTP comes with the base system at no additional charge.

•	HyperText Transfer Protocol (HTTP). HTTP is the de facto standard for serving documents to Internet browsers. Having the HTTP server embedded inside the Data ONTAP operating system offers a significant performance advantage over traditional Web servers. In addition, the same set of files can be served by the filer via NFS, CIFS, or HTTP, eliminating the need to replicate data and servers to serve different users.

•	iSCSI protocol. iSCSI, a new protocol defined by the Internet Engineering Task Force, offers the consolidation, scalability, and management advantages of a storage area network without the unfamiliarity, complexity, and expense of Fibre Channel. iSCSI is an Ethernet-based protocol.

•	Network File System (NFS). NFS is an industry-standard client/server protocol for sharing files and directories over a network in Linux and UNIX environments.

      Network Appliance also offers a comprehensive set of software products that provide specialized functionality to solve a variety of business problems. These add-on software features and products are supported on our following product lines:

	Primary	Nearline/	gFiler
Product Name	Storage	NearStore	Gateway

Data Management Software:
Clustered Failover	✓		✓
MetroCluster	✓		✓
MultiStoreTM	✓	✓	✓
SnapLockTM	✓	✓	✓ *
SnapMirror®	✓	✓	✓
SnapMoverTM			✓
SnapRestore®	✓	✓	✓
SnapVaultTM	✓	✓	✓
SyncMirrorTM	✓		✓
Storage Management and Application Integration Software:
ApplianceWatchTM	✓	✓	✓
DataFabric Manager®	✓	✓	✓
FilerView®	✓	✓	✓
SnapDriveTM	✓	✓	✓
SnapManager®	✓	✓	✓
Snapshot	✓	✓	✓
VFMTM (Virtual File Manager)	✓	✓	✓

*	SnapLock Enterprise is supported.

      Data management software for filers and NearStore:

•	Clustered failover software. Clustered failover software for filers ensures high data availability for business-critical environments by eliminating any single point of failure through a fully redundant, active/active network storage cluster configuration.

•	MetroCluster. MetroCluster is a highly available business continuance solution ideal for campus and metropolitan area networks. MetroCluster enables customers to quickly and easily resume mission-critical operation at a remote site with no data loss and minimal downtime.

•	MultiStore. Many enterprises have thousands of Windows and UNIX file servers distributed throughout their networks. These servers not only represent an enormous hardware investment they also create huge, ongoing administration costs. NetApp MultiStore reduces this major expense and complexity by enabling a single physical filer to appear as multiple virtual filers. NetApp MultiStore software enables customers to quickly and seamlessly consolidate a large number of servers onto a single filer.

•	SnapLock. SnapLock is designed to meet the requirements of data permanence required by various government regulations — most notably Rule 17a-4 under the Exchange Act for financial services broker-dealers. SnapLock provides WORM (write once, read many) attributes such as nonerasability and nonrewritability that prevent data, once it is stored on NearStore, from ever being altered or deleted.

•	SnapMirror. SnapMirror remote mirroring software enables automated asynchronous file system replication between sites. SnapMirror leverages the Data ONTAP Snapshot technology to enable customers to quickly recover from site disasters, easily replicate critical data, and cost-effectively deploy centralized backup architectures.

•	SnapMover. NetApp SnapMover software is a fast and simple solution for migrating data among NetApp storage systems with no impact on data availability and no disruption to users. SnapMover enables IT to efficiently meet evolving storage and performance requirements while maintaining user productivity.

•	SnapRestore. SnapRestore allows rapid restoration of a file system to an earlier point in time, typically in only a few seconds. SnapRestore is based on the Data ONTAP Snapshot technology and enables customers to greatly minimize recovery time in the event of data corruption or loss.

•	SnapVault. SnapVault provides extended and centralized disk-based backup for filers, and for heterogeneous servers with their associated storage, by periodically backing up data to, and maintaining Snapshot copies on, another filer or NearStore system on the network. Storing multiple Snapshot copies on the SnapVault server enables enterprises to keep weeks, months, or years of backups online, improving recovery times in the event of a disaster or data corruption.

•	SyncMirror. SyncMirror is a synchronous data replication tool for mission-critical applications in a local data center environment. The replicated data is completely up-to-date and provides a higher level of data availability by protecting data against various physical storage component failures.

      Storage management and application integration software for filers and NearStore:

•	ApplianceWatch. ApplianceWatch software allows IT professionals to centrally manage and administer NetApp appliances using standard management frameworks, including products from HP OpenView and Tivoli.

•	DataFabric Manager software. DataFabric Manager offers the ability to manage multiple NetApp filer appliances, NearStore systems, and NetCache appliances from a single administrative console, reducing administrative complexity and total cost of ownership. DataFabric Manager 3.0 was introduced during fiscal year 2004.

•	FilerView. FilerView a Web-based administration tool, allows IT administrators to fully manage filers from remote locations on the network using a Web browser.

•	SnapDrive SnapDrive is a management software package that enables customers to take full advantage of the simple data management capabilities of the filer appliance in block-based storage environments.

•	SnapManager. SnapManager software for Microsoft Exchange, Microsoft SQL Server, and Lotus Domino allows customers to perform online backup and rapid recovery of business-critical application data. SnapManager enables application-aware disk-based data recovery, restoring critical application services as quickly as possible in the event of a disaster.

•	Snapshot. Snapshot technology is included as part of the base system, enables online backups, and provides rapid access to previous versions of data without requiring complete separate copies. Snapshot copies also eliminate the need to recover data from a tape archive in the event of a disaster or user error.

•	Virtual File ManagerTM (VFM). VFM is a file virtualization solution for managing distributed storage in Windows and multiprotocol environments. VFM provides a global namespace that dramatically simplifies the administration of large file server environments.

NetCache Appliances

      NetCache Web delivery and security appliances support many applications including proxy, Web caching, content filtering, virus scanning, Web application acceleration, streaming media delivery, content distribution, and usage analysis applications. NetApp technology provides the unique ability to deploy all of these solutions on a single appliance. Our technology advantages provide greater multifunctional capabilities from a single appliance, so networks can be scaled more quickly, with greater manageability.

      The NetCache product line includes support for proxy and caching of many standard Web protocols, including:

•	Domain Name Service (DNS). DNS caching improves lookups of Web site addresses to improve overall Web access and reduce IP traffic.

•	File Transfer Protocol (FTP). FTP is an industry standard used to exchange files between computers.

•	HyperText Transfer Protocol (HTTP). HTTP is the de facto standard for serving documents to Internet browsers. Having the HTTP server embedded inside the Data ONTAP operating system offers a significant performance advantage over traditional Web servers.

      NetCache protocols available for an additional license fee include:

•	Network News Transfer Protocol (NNTP). NNTP is the de facto standard for online discussions on the Internet. NNTP caching enables Internet service providers (ISPs) to provide a high-quality NetNews service at a fraction of the cost of traditional NetNews servers.

•	Secure Sockets Layer (SSL): SSL is used to securely transfer encrypted data on the Web. With this feature enabled, NetCache can terminate an SSL connection in order to cache and accelerate HTTPS traffic between clients and Web servers, providing end users with better quality of service (QOS).

      Network Appliance also offers a set of software products that provide specialized functionality to solve a variety of business problems. Additional add-on software features and products for the NetCache family include:

      Content delivery:

•	Microsoft Windows MediaTM streaming. Fully supports Windows Media features such as live stream splitting; delivery of video-on-demand; and digital rights management, authentication, authorization, and logging.

•	QuickTimeTM streaming. Supports Apple® QuickTime streaming servers and the Apple QuickTime Player to optimize the delivery of QuickTime content.

•	RealNetworks® streaming. Supports RealAudioTM and RealVideoTM, and replicates SureStreamTM functionality between RealSystemTM servers and RealPlayer®.

      Internet access and security:

•	Internet content filtering. On-box Internet content filtering provided via Secure Computing SmartFilter® and Webwasher® DynaBLocatorTM. Off-box content filtering provided via Websense Enterprise® and Webwasher® CSM Suite.

•	Virus scanning. The NetCache family supports ICAP-enabled virus scanning by leading antivirus engines. Webwasher® CSM Suite is available from NetApp, while others, including Trend MicroTM InterScanTM Web Security Suite and Symantec AntiVirusTM Scan Engine, are available from their respective manufacturers.

•	Webwasher® ContentReporter. Webwasher ContentReporter provides a library of rich, customizable reports based on built-in cache, streaming media, e-mail activity, Internet access, and content filtering queries for monitoring, managing and securing Internet content and network activity.

      Systems setup and administration:

•	ApplianceWatch. ApplianceWatch software allows IT professionals to centrally manage and administer NetApp appliances using standard management frameworks, including products from HP OpenView and Tivoli.

•	DataFabric Manager (DFM) software. DataFabric Manager offers the ability to manage multiple NetApp filer appliances, NearStore systems, and NetCache appliances from a single administrative console, reducing administrative complexity and total cost of ownership. DataFabric Manager 3.0 was introduced during fiscal year 2004.

•	DataFabric Manager distribution module. As an add-on to DFM, the DFM distribution module enables administrators to prepopulate data onto the NetCache appliance based on powerful administrative policy options.

•	Global Request Manager (GRM): GRM provides a mechanism to redirect Web requests to the NetCache appliance with the greatest availability and closest proximity to the end user which simplifies the deployment of a content delivery network and lowers the total cost of ownership.

•	SecureAdmin.TM SecureAdmin encrypts administrative sessions between NetCache and the administration console, delivering maximum security for online administration in an untrusted environment.

      Customers may purchase an annual software subscription upgrade that provides online access to all software and firmware upgrades and updates.

Netapp Global Services

      Network Appliance offers comprehensive, global, enterprise-wide support and consulting solutions. Some enterprise customers require a comprehensive, enterprise-wide support solution, while others operate with complete self-sufficiency. Our flexible support and consulting service programs help our customers maximize data availability and maintain a low total cost of ownership.

      Network Appliance’s commitment to customer service and satisfaction is reflected in our Global Support Center (“GSC”) operations available from five locations: Sunnyvale, California; Raleigh, North Carolina; Hoofddorp, Netherlands; Bangalore, India; and Tokyo, Japan. Our “follow the sun” strategy provides around-the-clock support regardless of where a customer is located. All five Global Support Centers have received the Support Center Practices (“SCP”) certification, which is an internationally recognized standard created by the Service & Support Professionals Association (“SSPA”) and a consortium of IT companies to create a recognized quality certification for support centers.

      Our proactive service options provide comprehensive enterprise-wide support and ensure optimal system configuration and performance:

•	Global Advisor and Global Advisor Plus. Network Appliance will review GSC cases and remotely monitor systems for trends or issues beyond the base AutoSupport level. With Global Advisor Plus, we provide customers with direct access to back-line engineers.

•	System Availability Management (“SAM”) and System Availability Management Plus (“SAM+”). Network Appliance performs regular site inspections and system availability reviews. With System Availability Management Plus, customers also receive on-site, 24x7 response from our Professional Services engineers.

      Network Appliance Consulting Services offers custom or fixed-scope consulting engagements. From strategy, planning, and architecture development to ongoing performance optimization, we work to ensure that customers maximize information availability and minimize downtime. Our Consulting Services products include services that address:

•	Assessment of existing resources, practices, and performance;

•	Storage solution design;

•	Network architecture evaluation and recommendations;

•	Data migration;

•	Database consulting;

•	System moves;

•	Installation and configuration;

•	System availability management audits;

•	Disaster recovery assessment, solution design, and deployment; and

•	Data protection solutions.

      Warranty coverage for hardware is product-specific, for a term of three years. Software warranty is for 90 days. The 90-day period warrants that media will be free of defects and will perform substantially as described in the end-user documentation. Warranty coverage includes: access to the NOWTM (NetApp on the Web) Web site and knowledge system, AutoSupport; next-business-day exchange of system components; 24x7 emergency phone support; and 24x7 Web case support for nonemergency situations.

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

      Customers can select from a comprehensive menu of service options to design a service program that complements their existing in-house capabilities. Customers can supplement their warranty or extended warranty packages by choosing from service options including the following:

•	Software Subscription and Support (“SSP”). Network Appliance provides 24x7 software phone support and entitles the customer to all major and minor releases of Network Appliance software and firmware upgrades. Customers that have a current software subscription are able to download new software releases from the NOW Web site.

•	On-site service. Network Appliance provides next-business-day, two-, or four-hour on-site service for select configurations of NetApp equipment. We provide 24x7 phone support and next-business-day, two-hour, or four-hour response time to system problems. After case diagnosis, a Network Appliance qualified technician will be dispatched to the customer facility to perform on-site diagnostics and troubleshooting of the Network Appliance equipment and perform the necessary hardware/ software changes.

•	Hardware delivery and replacement. Network Appliance provides 24x7 phone support and 2- or 4-hour delivery of parts after a case has been submitted to Network Appliance and diagnosed. A customer support representative or automated AutoSupport process will dispatch the parts delivery once the case has been diagnosed as hardware replacement. Customers may also purchase packages that include a response by a Network Appliance qualified technician.

•	Education. Network Appliance offers instructor-led, Web-based, computer-based, self-paced, or distance-learning classes, as well as custom on-site education programs and technical certification programs. Certified, experienced Network Appliance trainers teach the instructor-led programs around the world. All courses include practical lessons and feature extensive hands-on experience in installing, configuring, and troubleshooting NetApp systems.

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

Sales and Marketing

      Network Appliance markets and distributes products globally in over 100 countries employing a multichannel distribution strategy, which focuses on product sales to end users through a direct sales force, value-added resellers, system integrators, original equipment manufacturers (“OEMs”) and distributors. In North America, we employ all forms of distribution previously mentioned, with a focus on direct sales to our strategic and named accounts. In Europe, we employ a mix of resellers and direct sales channels to sell to end users. In Asia, Africa and South America, our products are primarily sold through resellers, which are supported by channel sales representatives and technical support personnel. No single customer accounted for 10% or more of net sales in fiscal 2004, 2003, or 2002.

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

Manufacturing

      Manufacturing operations, with insourced and outsourced locations in Sunnyvale, California, San Jose, California, and Livingston, Scotland, include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, and final test. We rely on many suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality-training programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing redundancy. See “Risk Factors — We rely on a limited number of suppliers” and “Risk Factors — The loss of our contract manufacturers.” This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility for rapid expansion. We were awarded the ISO 9001 certification on May 29, 1997, ISO 9001:2000 on December 3, 2003, and continue to be ISO 9001:2000 certified.

Research and Development

      During fiscal year 2004, Network Appliance strengthened the unified storage platform product line to support both SAN and NAS simultaneously. We introduced a number of new systems, including the FAS250 and FAS270 filers, the FAS980 high-end filers, the NetCache C6200, and the NearStore R200, which continues to define a new category of storage solution. The gFiler for Hitachi has been extended and the product line now also includes IBM storage support. We also introduced newer versions of existing software products that continue to improve data management capabilities, provide new solutions in the areas of data protection and backup and recovery, and enable new business continuance functionality. We have also strengthened our engineering partnerships and collaboration with Veritas, Brocade, McData, Hitachi Data Systems (“HDS”) and others. We completed our acquisition of Spinnaker Networks, Inc. (“Spinnaker”) in the fourth quarter of fiscal 2004, which will accelerate the delivery of the NetApp Storage Grid architecture, enabling customers to obtain more value from their storage and data infrastructures.

      See “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance, our operating results could be materially adversely affected.”

Competition

      The storage and content delivery markets are intensely competitive, and are characterized by rapidly changing technology.

      In the storage market, our FAS appliances and associated storage software portfolio competes primarily with storage system products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company (including the integrated Compaq Computer Corporation), IBM Corporation, and Sun Microsystems, Inc. We have also historically encountered less-frequent competition from companies including Dell, Engenio Information Technologies, Inc. (formerly the Storage Systems Group of LSI Logic Corp.), StorageTek Technology Corporation, Silicon Graphics, Inc., and Xiotech Corporation. In the nearline storage market, which includes the disk-to-disk backup and regulated data storage segments, our NearStore appliances compete primarily against products from EMC and StorageTek. Our NearStore appliances also compete indirectly with traditional tape backup solutions in the broader data backup/recovery space.

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including BlueCoat Systems (formerly CacheFlow, Inc.), and Cisco Systems, Inc. Our NetCache business is also subject to indirect competition from content delivery service products such as those offered by Akamai Technologies.

      Additionally, a number of new, privately held companies are currently attempting to enter the storage systems and data management software markets, the nearline storage market, and the caching and content delivery markets, some of which may become significant competitors in the future. We believe that the principal competitive factors affecting the storage and content delivery markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and customer service and support.

      See “Risk Factors — An increase in competition could materially adversely affect our operating results” and “If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance.”

Proprietary Rights

      We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our Network Appliance name and logo, DataFabric, FAServer, FilerView, NearStore, NetApp, NetCache, SecureShare SnapManager, SnapMirror, SnapRestore, and WAFL and others as trademarks in the U.S. Other U.S. trademarks and some of the other U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. See “Risk Factors — If we are unable to protect our intellectual property, we may be subject to increased competition that could materially adversely affect our operating results.”

Employees

      As of April 30, 2004, we had 2,844 employees. Of the total, 1,421 were in sales and marketing, 650 in research and development, 331 in finance and administration, and 442 in manufacturing and customer service operations. Our future performance depends in significant part on our key technical and senior management personnel, none of whom is bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.

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

Executive Officers

      Our executive officers and their ages as of May 28, 2004, are as follows:

Name	Age	Position

Daniel J. Warmenhoven	53	Chief Executive Officer and Director
Thomas F. Mendoza	53	President
Steven J. Gomo	52	Senior Vice President of Finance and Chief Financial Officer
Jeffry R. Allen	52	Executive Vice President, Business Operations
David Hitz	41	Executive Vice President, Engineering
James K. Lau	45	Executive Vice President and Chief Strategy Officer

      Daniel J. Warmenhoven joined the Company in October 1994 as President and Chief Executive Officer, and has been a member of the Board of Directors since October 1994. In May 2000, he resigned the role of President, and currently serves as Chief Executive Officer and is a Director of Network Appliance, Inc. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including President, Chief Executive Officer, and Chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications company, from November 1989 to January 1994. He holds a B.S. degree in electrical engineering from Princeton University.

      Thomas F. Mendoza was appointed President in May 2000. Previously he served as our Senior Vice President, Worldwide Sales and Marketing, from February 1999 and Senior Vice President, Worldwide Sales from 1998. Prior to that he served as Vice President, North American Sales. Prior to April 1994, Mr. Mendoza served in various capacities including Vice President, Sales, at Work Group Technology; Vice President of North American Sales at Auspex Systems, Inc.; and Vice President of Western Operations at Stratus Computer Corp. Mr. Mendoza holds a BA degree from the University of Notre Dame.

      Steven J. Gomo joined Network Appliance as Senior Vice President of Finance and Chief Financial Officer in August 2002. Prior to joining the Company, he served as Chief Financial Officer of Silicon Graphics, Inc., from February 1998 to August 2000, and most recently, Chief Financial Officer for Gemplus International S.A., headquartered in Luxembourg from November 2000 to April 2002. Prior to February 1998, he worked at Hewlett-Packard Company for twenty-four years in various positions including financial management, corporate finance, general management, and manufacturing. Mr. Gomo holds a master’s degree in business administration from Santa Clara University and a BS degree in business administration from Oregon State University.

      Jeffry R. Allen was appointed Executive Vice President, Business Operations, in August 2002. Previously he served as our Executive Vice President, Finance and Operations, from May 2000 to August 2002. Mr. Allen served as our Chief Financial Officer, Senior Vice President, Finance and Operations, and Secretary from December 1996 to May 2000. From October 1994 to December 1996, Mr. Allen served in various capacities, including Senior Vice President of Operations and Vice President and Controller of Bay Networks, Inc. Prior to October 1994, Mr. Allen held various positions at SynOptics, Inc., the latest of which was Vice President and Controller. Before joining SynOptics, Inc., he held various positions at Hewlett-Packard Company, the latest of which was Controller of the Information Networks Group. Mr. Allen holds a BS degree from San Diego State University.

      David Hitz, co-founder of Network Appliance, was appointed Executive Vice President, Engineering, in May 2000 and has served as our Senior Vice President, Engineering, since February 2000. Mr. Hitz has served as our Vice President since April 1992. Prior to 1992, Mr. Hitz worked as a senior engineer at Auspex Systems, Inc., and held various engineering positions at MIPS Computer. Mr. Hitz holds a BS degree in computer science and electrical engineering from Princeton University.

      James K. Lau, co-founder of Network Appliance, was appointed Executive Vice President and Chief Strategy Officer in May 2000. Mr. Lau has served as our Vice President, Chief Technical Officer, and Vice President of Engineering since April 1992. Prior to that, he served as Director of Software Development at Auspex Systems, Inc. Prior to Auspex, he served as group manager of PC products at Bridge Communications, now known as 3Com. Mr. Lau holds a BS degree in computer science and mathematics from the University of California, Berkeley, and a master’s degree in computer engineering from Stanford University.

Risk Factors

      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K for additional discussion of these forward-looking statements. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

      We have experienced growth in fiscal 2004. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially adversely affect our operating results.

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

      In particular, in conjunction with the introduction of our product offerings in the fabric-attached storage market, we introduced products with new features and functionality that address the storage area network market. During fiscal 2003, we introduced iSCSI-enabled unified storage solutions. We also introduced Direct Access File System (“DAFS”) protocol-capable products and NearStore backup and recovery products during fiscal 2002. We face risks relating to these product introductions, including risks relating to forecasting of demand for such products, as well as possible product and software defects and a potentially different sales and support environment associated with selling these new systems. If any of the foregoing occur, our operating results could be adversely affected.

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

      We conduct business internationally. For fiscal year 2004, approximately 47.1% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

      Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles and difficulties in managing international operations. Such factors could materially adversely affect our future international sales and, consequently, our operating results.

      Potentially adverse tax consequences could also negatively impact the operating and financial results from international operations. International operations currently benefit from a tax ruling concluded in the Netherlands. The Dutch tax ruling, however, will expire at the end of calendar 2005. There are uncertainties associated with securing a new Dutch tax ruling.

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

      The storage and content delivery markets are intensely competitive, and are characterized by rapidly changing technology.

      In the storage market, our FAS appliances and associated storage software portfolio competes primarily with storage system products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company (including the integrated Compaq Computer Corporation), IBM Corporation, and Sun Microsystems, Inc. We have also historically encountered less-frequent competition from companies including Dell, Engenio Information Technologies, Inc. (formerly the Storage Systems Group of LSI Logic Corp.), StorageTek Technology Corporation, Silicon Graphics, Inc., and Xiotech Corporation. In the nearline storage market, which includes the disk-to-disk backup and regulated data storage segments, our NearStore appliances compete primarily against products from EMC and StorageTek. Our NearStore appliances also compete indirectly with traditional tape backup solutions in the broader data backup/recovery space.

      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including BlueCoat Systems (formerly CacheFlow, Inc.), and Cisco Systems, Inc. Our NetCache business is also subject to indirect competition from content delivery service products such as those offered by Akamai Technologies.

      Additionally, a number of new, privately held companies are currently attempting to enter the storage systems and data management software markets, the nearline storage market, and the caching and content delivery markets, some of which may become significant competitors in the future.

      We believe that the principal competitive factors affecting the storage and content delivery markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and global service and support. To date, we have been able to compete successfully with our principal competitors in large part based on the product benefits that we believe result from the superior technology of our products. We must continue to maintain and enhance this technological advantage over our competitors. Otherwise, if those competitors with greater financial, marketing, service, support, technical and other resources were able to offer products that matched or surpassed the technological capabilities of our products, these competitors would, by virtue of these greater resources, gain a competitive advantage over us that could lead to greater sales for these competitors at the expense of our own market share, which would have a material adverse affect on our business, financial condition and results of operations.

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

      In addition, we license certain technology and software from third parties that is incorporated into our products. If we are unable to obtain or license the technology and software on a timely basis, we will not be able to deliver products to our customers in a timely manner.

The loss of any contract manufacturers or the failure to accurately forecast demand for our products or successfully manage our relationships with our contract manufacturers could negatively impact our ability to manufacture and sell our products.

      We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory, or incur cancellation charges or penalties, which could adversely impact our operating results. As of April 30, 2004, we have no such purchase commitment.

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

      An element of our strategy to increase revenue is to strategically partner with major third-party software and hardware vendors that integrate our products into their products and also comarket our products with these vendors. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish strategic relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time.

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

      From time to time, we make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In fiscal 2003 and 2002, we recorded non-cash write-downs of $2.0 million and $13.0 million, respectively, related to the impairment of our investment in publicly traded and private companies as its reduction in value was judged to be other-than-temporary. In fiscal 2004 and 2003, we recorded a gain of $0.7 million and $0.8 million, respectively, related to sales of previously impaired investments.

      As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. We have acquired three companies since the beginning of fiscal 2001, including the acquisition of Spinnaker Networks, Inc., for approximately $306.0 million. We completed the Spinnaker acquisition during the fourth quarter of fiscal 2004 and have completed integrating the acquired operations and products from this acquisition into our operations. See Note 11 — Business Combinations. We may engage in future acquisitions that dilute our stockholders’ investments and cause us to use cash, to incur debt, or to assume contingent liabilities.

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

      In addition, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. As of April 30, 2004, the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). There had been no impairment of goodwill and intangible assets as of the end of the fourth quarter of fiscal 2004. There can be no assurance that future impairment tests will not result in a charge to earnings.

We rely and will increasingly rely on our indirect sales channel for a significant portion of our revenue. If we are unable to effectively manage this sales channel, we will not be able to maintain or increase our revenue as we have forecasted, which would have a material adverse impact on our business, financial condition and results of operations.

      We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers (“VARs”), systems integrators, distributors and strategic business partners and derive a significant portion of our revenue from these indirect channel partners. However, in order for us to maintain our current revenue sources and grow our revenue as we have forecasted, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may develop and offer products of their own that are competitive to ours. Or, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sales and support of our competitors’ products than ours. If we fail to manage effectively our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse affect on our business, financial condition, and results of operations.

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

      The preparation of the consolidated financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions. In addition, see our Critical Accounting Estimates and Policies under Item 7.

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

      Our headquarters site for corporate general administration, sales and marketing, research and development, global services, and manufacturing operations occupies approximately 800,000 square feet of buildings in Sunnyvale, California.

      We lease other sales offices and research and development facilities throughout the U.S. and internationally. We believe that our existing facilities and those being developed in Sunnyvale are adequate for our requirements over at least the next two years and that additional space will be available as needed.

      As a result of reductions in headcount in fiscal 2002, we have exited office space under noncancellable leases in both the U.S. and Europe. If we are unable to successfully sublease our vacated and unoccupied office space, our operating results may be adversely affected. See “Note 12 under Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

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

      Our common stock commenced trading on the Nasdaq National Market on November 21, 1995, and is traded under the symbol “NTAP.” As of April 30, 2004, there were 1,217 holders of record of the common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq National Market.

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

First Quarter	$19.56	$13.63	$18.04	$9.25
Second Quarter	26.13	14.88	10.64	5.63
Third Quarter	25.97	18.94	14.35	8.92
Fourth Quarter	23.63	18.61	14.88	9.40

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

      Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

      On February 18, 2004, we acquired Spinnaker Networks, Inc. (“Spinnaker”) for approximately $305.5 million (including transaction costs of $3.0 million) in an all stock transaction, through the merger of Nagano Sub, Inc., a wholly owned subsidiary of Network Appliance, with and into Spinnaker (the “Merger”), with Spinnaker to survive as the wholly-owned subsidiary of Network Appliance. Under terms of the agreement, we acquired Spinnaker for 12.4 million shares of common stock and assumed options to purchase 2.9 million shares of common stock in connection with the Spinnaker 2000 Option Plan. We relied on an exemption under Section 3(a)(10) of the Securities Act in issuing the unregistered securities to the stockholders of Spinnaker. On March 1, 2004, we filed a Form S-8 registration statement with the SEC to register the assumed options of the Spinnaker 2000 Stock Plan.

Repurchases of common stock

      On May 13, 2003, we announced that the Board of Directors approved a $150.0 million stock repurchase program to purchase shares of our outstanding common stock in the open market. During fiscal 2004, we repurchased 6.9 million shares of our common stock at an aggregate cost of $136.2 million. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. On May 18, 2004, we announced that the Board authorized an expansion of the program to purchase an additional $200.0 million of outstanding common stock. Total authorized stock purchase spending may be up to $350.0 million. The stock repurchase program may be suspended or discontinued at any time. The duration of the repurchase program is open-ended. Under the program, Network Appliance, Inc. may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations.

The purchases will be funded from available working capital. The following table sets forth common stock repurchases by Network Appliance for the periods indicated:

			Total Number of
			Shares Purchased	Approximate Dollar Value of
			as Part of the	Shares that may Yet be
	Shares	Average Price	Repurchase	Purchased under the
Period	Purchased	Paid Per Share	Program	Repurchase Program

February 1, 2004 — February 29, 2004	1,850,000	$22.94	1,850,000	$262,700,801
March 1, 2004 — March 31, 2004	522,600	$20.97	522,600	$251,741,754
April 1, 2004 — April 30, 2004	1,789,800	$21.18	1,789,800	$213,829,279

Total	4,162,400	$21.94	4,162,400	$213,829,279

Item 6.	Selected Consolidated Financial Data

      The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Five fiscal years ended April 30, 2004

	2004	2003	2002	2001	2000

	(In thousands, except per-share amounts)
Total Revenues	$1,170,310	$892,068	$798,369	$1,006,186	$579,300
Income (Loss) from Operations	158,463	87,606	(1,062)	109,657	105,368
Net Income	152,087	76,472	3,033	74,886	73,792
Net Income per Share, Basic	0.44	0.23	0.01	0.23	0.25
Net Income per Share, Diluted	0.42	0.22	0.01	0.21	0.21
Total Assets	1,877,266	1,319,173	1,108,806	1,036,252	592,233
Long-Term Deferred Revenue and Other	117,195	66,800	34,770	13,031	333
Total Stockholders’ Equity	1,415,848	987,357	858,476	804,448	478,746

      All Net Income per Share amounts have been adjusted to reflect the two-for-one stock splits, which were effective March 22, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth under “Item 8. Financial Statements and Supplementary Data.” The following discussion also contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Risk Factors set forth in “Item 1. Business” are hereby incorporated into the discussion by reference.

Overview

      Enterprises are generating vast quantities of data. The volume of stored data is growing due to increased digital content, online transaction processing and large databases. The growth of ebusiness, and the requirements to retain data for longer periods of time, is driving an increasing demand for storage and data management solutions. There is an increasing need to maintain easy access to historical information for business or regulatory requirements. Many companies want all data to be available online rather than archived offline.

      While the quantity of online data continues to grow, the price of storage and storage networking hardware continues to decline. Data growth is outpacing IT spending growth. Companies are migrating towards modular, scalable systems rather than large, fixed frame systems. Companies are looking for storage systems with data management software to help simplify data storage and reduce the total cost of ownership. The growth in storage capacity further increases the complexity of data management. There is a growing trend toward consolidating storage and serving a variety of applications from a unified storage pool.

      While we believe that these trends have favorably impacted our business, there is no assurance that the aforementioned trends will continue or that we will achieve our expected financial objectives. In fiscal 2004, although the data storage market experienced growth and improved IT spending, many of our customers remain cautious about their spending and many of our competitors continue to struggle financially. We believe economic conditions have improved, but are uncertain as to the duration and strength of the economic recovery.

      Overall, our revenue growth for fiscal 2004 was primarily driven by a combination of new product innovation, additional channel/partner opportunities, and improving IT spending, however, we cannot assure you that revenue from our storage and data management solutions will continue to grow at previous rates. We also expect to experience further price decline per petabyte for our products which may have an adverse impact on our gross margin if not offset by favorable software mix and higher average selling prices associated with new products. We continue to expect our gross margin to be impacted by factors such as, new product introductions and enhancements, add-on software and product mix, discount level, competition and global service investment.

      We also cannot assure you that our new products will be introduced in a timely manner to capitalize on these trends. If we fail to respond to certain significant market trends or if any market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, our business could be materially adversely affected. Additionally, we plan to invest more resources in the people and programs necessary to best optimize these growth opportunities. However, we cannot assure you that such investments will achieve our objectives. See “Risk Factors” under Item 1.

     Fiscal 2004 Highlights

      In fiscal 2004, we continue to enhance our enterprise solutions, broaden our customer portfolio, extend our channel/partner opportunities, and gain market share with our iSCSI, unified storage, and NearStore solutions. We also continue to win enterprise customers across all target industries with our storage and data management solutions.

      Our goal is to provide network storage solutions and service offerings that set the standard for simplicity and ease of operation, with what we believe to be one of the lowest total costs of ownership. Some of the key fiscal 2004 highlights include:

Continue to deliver innovative and cost-effective enterprise network storage solutions that address the major IT challenges that enterprises face. We introduced the FAS980 and FAS980c, the newest members of our NetApp FAS900 platform, that will help us extend the NetApp unified storage systems into the high-end of the enterprise storage market. Also during the year, we introduced and shipped the NetApp NearStore R200 storage system and SnapVault software solution for backup, compliance, reference, archive and secondary data needs. We announced the integration of RAID-DP (double-disk parity) into our full line of enterprise storage systems which increases the level of data protection in the event of multiple storage-related disk failures. In addition, we announced that our NetApp gFiler supports unified NAS and SAN consolidation for IBM storage system platforms.

Continue to leverage our product capabilities to address emerging markets such as iSCSI and Storage Grid. We reaffirmed our commitment to iSCSI technology by completing Microsoft Windows Hardware Quality lab tests for the entire NetApp product line to ensure that they meet Microsoft standards for iSCSI compatibility and interoperability with the Windows platform. As a result, our products now appear in the Microsoft Windows server catalog. We believe that Microsoft’s support of

iSCSI for the SQL server and Exchange environment will help encourage further iSCSI adoption within the enterprise. We expect our Windows business to be a strong driver of the growth of our block storage solutions.

We completed our acquisition of Spinnaker Networks, Inc. in the fourth quarter of 2004. The combination of NetApp unified storage and data management solutions with advanced distributed storage technologies acquired from Spinnaker Networks will further our strategy to deliver Storage Grid solutions.

Continue to extend our channel/partner opportunities. During fiscal year 2004, we also announced several strategic partnerships with other major technology companies to address a variety of data management, information life cycle management (ILM), backup and recovery, and compliance/retention issues that are important to our enterprise customers. We also expanded our channel strategy by entering into distribution agreements with the North American Computer Products group of Arrow Electronics and Avnet Hall-Mark to expand our storage businesses and gain greater market penetration opportunities.

Critical Accounting Estimates and Policies

      Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, goodwill and intangibles, income taxes, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, stock-based compensation, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

      We believe the accounting policies described below, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	valuation of goodwill and intangibles;

•	accounting for income taxes;

•	inventory write-down;

•	restructuring accruals;

•	impairment losses on investments;

•	accounting for stock-based compensation; and

•	loss contingencies.

Revenue Recognition and Allowances

      We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and related interpretations, to all transactions that generate revenue. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end user customers, value added resellers, or distributors.

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin or EXWorks point of origin. We typically do not allow for re-stocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered

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

      For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. We defer the portion of the arrangement fee equal to the vendor specific objective evidence of fair value of the undelivered elements until they are delivered. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

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

Valuation of Goodwill and Intangibles

      We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Goodwill and purchased intangible assets include existing workforce, existing technology, patents, trademarks, customer contracts and covenants not to compete. Identifiable intangible assets are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

      We evaluate the impairment of goodwill and purchased indefinite life intangible assets on an annual basis, or sooner if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. Actual results may vary from our expectations.

      Under our accounting policy we will perform an annual review in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of February 27, 2004, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2004 and 2003, we performed such evaluation and found no impairment. Goodwill as of April 30, 2004 is $291.8 million, and any future write-downs of goodwill would adversely affect our operating margin. See Note 13 — Goodwill and Purchased Intangible Assets to our consolidated financial statements.

Accounting for Income Taxes

      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the U.S. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the U.S. and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S. In fiscal 2004, we recorded a non-recurring income tax benefit of $16.8 million associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as current and future tax rate benefits. During fiscal 2004, we received tax refunds that relate to prior years’ tax payments.

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

Inventory Write-downs

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

Restructuring Accruals

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities. These restructuring accruals were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. Future restructuring will be accounted for under SFAS No. 146 “Accounting for Costs associated with Exit or Disposal Activities,” which superceded EITF No. 94-3. See Note 12 to the Consolidated Financial Statements for further discussion.

Impairment Losses on Investments

      We perform periodic reviews of our investments for impairment. As of April 30, 2004, our short-term investments have been classified as “available-for-sale” and are carried at fair value. There have been no significant decline in fair value of investments that are considered to be other-than-temporary under the EITF No. 03-01, for any of the three years in the period ended April 30, 2004. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. In fiscal 2004, we recorded a gain of $0.7 million related to sales of previously impaired investments. During fiscal 2003, we recorded a non-cash write-down of $2.0 million related to impairments of our investments as their reduction in value was judged to be other-than-temporary. During fiscal 2002, we recorded a non-cash, other-than-temporary write-down of $13.0 million related to the impairment of our investment in publicly traded and nonpublicly-traded companies.

Accounting for Stock-based Compensation

      We adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148 and provided pro forma disclosure using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering, trended into future years. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

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

New Accounting Standards

      In December 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this accounting standard did not have a significant impact on our financial position and results of operations.

      The FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through April 30, 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R on May 1, 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. As of April 30, 2004, we had no financial instruments within the scope of this pronouncement.

      In November 2003, the EITF reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the accompanying footnotes. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The Company does not believe that adoption of the disclosure requirements under the interim consensus would have had a significant impact on the carrying value of its investments at April 30, 2004. The Company will continue to monitor the carrying value of its investments under this new guidance in fiscal 2005.

Results of Operations

      The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Year Ended April 30,

	2004	2003	2002

Revenues:	100.0%	100.0%	100.0%
Product revenue	90.4	89.9	91.4
Service revenue	9.6	10.1	8.6
Cost of revenues:
Cost of product revenue	31.7	31.3	33.5
Cost of service revenue	8.1	7.4	7.0

Gross Profit	60.2	61.3	59.5

Operating Expenses:
Sales and marketing	29.9	34.2	35.6
Research and development	11.3	12.7	14.6
General and administrative	4.7	4.1	5.1
Amortization of goodwill	—	—	1.9
In process research and development	0.4	—	—
Stock compensation	0.3	0.4	0.9
Restructuring charges	0.1	0.1	1.5

Total Operating Expenses	46.7	51.5	59.6

Income (Loss) From Operations	13.5	9.8	(0.1)
Other Income (Expenses), net:
Interest income	1.2	1.4	2.2
Other expenses, net	(0.2)	(0.2)	(0.2)
Net gain (loss) on investments	0.1	(0.1)	(1.6)
Gain on sale of intangible asset	—	0.1	—

Total Other Income, net	1.1	1.2	0.4

Income Before Income Taxes	14.6	11.0	0.3
Provision (Benefit) for Income Taxes	1.6	2.4	(0.1)

Net Income	13.0%	8.6%	0.4%

Fiscal 2004 Compared to Fiscal 2003

      Business Combinations — During the fourth quarter of fiscal 2004, we acquired Spinnaker for approximately $305.6 million (including estimated transaction costs) in an all-stock transaction, through the merger of Nagano Sub, Inc., a wholly owned subsidiary of Network Appliance, with and into Spinnaker (the

“Merger”), with Spinnaker to survive as the wholly owned subsidiary of Network Appliance. Spinnaker provides scalable system architectures, distributed file systems, next-generation clustering technologies, and virtualization. The acquisition was accounted for as a purchase transaction. The unaudited pro forma information giving pro forma effect to the Merger is presented under Note 11 — Notes to Consolidated Financial Statements.

      Product Revenues — Product revenues increased by 31.9% to $1,058.2 million in fiscal 2004, from $802.3 million in fiscal 2003. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the prior year.

      Product revenues were favorably impacted by the following factors:

•	increased revenues from our new product introductions such as: FAS960, FAS940, FAS270, and FAS250 filer products; NearStore R200 and R150 nearline storage systems; NetCache C2100 and C6200 appliances, as well as our gateway filers (gFiler), GF960, GF940 and GF825;

•	increased revenues from data management software products that are focused on solving enterprise customer storage challenges including regulatory and compliance data needs, storage consolidation, Internet access and security, technical applications, and data protection;

•	higher sales of software subscription upgrades representing 9.7% and 8.4% of total revenues for fiscal year 2004 and 2003, respectively.

•	increased demand for regulatory compliance WORM solutions and back-up-to-disk solutions;

•	increased sales through indirect channels, including sales through our resellers, distributors and OEM partners, representing 47.9% and 46.5% of total revenues for fiscal 2004 and 2003, respectively, and

•	incremental revenue due to an extra week of business in fiscal 2004 compared to fiscal 2003.

      Product revenues were negatively impacted by the following factors:

•	lower-cost-per-megabyte disks; and

•	declining average selling price and unit sales of our older filer and caching products.

      The acquisition of Spinnaker in the fourth quarter of fiscal 2004 did not have a significant impact on fiscal 2004 revenues. We cannot assure you that we will be able to maintain or increase market demand for our products.

      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 24.9% to $112.1 million in fiscal 2004, from $89.8 million in fiscal 2003. Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 9.6%, and 10.1% of total revenues for fiscal year 2004, and 2003, respectively. The increase in absolute dollars was due to an increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages. Higher service revenues were also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers. While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in fiscal 2005.

      International Total Revenues — International total revenues (including U.S. exports) increased by 46.9% in fiscal year 2004 compared fiscal 2003. International total revenues were $551.0 million, or 47.1% of total revenues for fiscal year 2004. The increase in international sales for fiscal year 2004 was primarily a result of European and Asia/ Pacific net revenues growth, driven by larger storage implementations, new products, and higher storage spending in certain geographic regions, as compared to the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in fiscal 2005.

      Product Gross Margin — Product gross margin decreased to 64.9% for fiscal 2004, from 65.1% for the fiscal 2003. Amortization of existing technology included in cost of product revenues was $3.7 million and $5.5 million for fiscal year 2004 and 2003, respectively. Estimated future amortization of existing technology to cost of product revenues relating to the Spinnaker acquisition will be $3.4 million for each of fiscal year 2005, 2006, 2007, 2008; $2.7 million for fiscal year 2009; and none thereafter.

      Product gross margin was negatively impacted by:

•	increased sales through certain indirect channels, which have a lower gross margin than our direct sales;

•	transitional costs associated with implementation of a new Enterprise Resource Planning (“ERP”) system;

•	higher disk content with an expanded storage capacity for the higher-end filers and NearStore systems;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower average selling price of certain add-on software options.

      Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	competitive pricing solutions with our bundled software and solutions set;

•	higher average selling prices for our new products;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers; and

•	lower cost of components.

      Service Gross Margin — Service gross margin decreased to 15.9% in fiscal 2004 as compared to 26.5% in fiscal 2003. Investments in global service increased by 43.0% to $94.3 million in fiscal 2004, from $66.0 million in fiscal 2003. The decrease in service gross margin was primarily due to the continued investment in our service infrastructure to support our increasing enterprise customer base partially offset by improved headcount utilization. These investments included additional professional support engineers, increased support center activities and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. We expect service margin to improve as we begin to see service revenue growth and improved headcount utilization, partially offset by major investments in headcount and logistics as we continue to build out our service capability and capacity.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain global service and support costs. Sales and marketing expenses increased 14.9% to $349.5 million for fiscal 2004, from $304.2 million for fiscal 2003. These expenses were 29.9% and 34.2% of total revenues for fiscal 2004 and fiscal 2003, respectively. The increase in absolute dollars was attributed to sales kick-off and club meetings, increased commission expenses resulting from increased revenues, an extra week of expenses in fiscal 2004 compared to fiscal 2003, the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions and scaling our sales infrastructure, offset by cost controls, and reduction in discretionary spending efforts. Amortization of Spinnaker trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $0.2 million for fiscal year 2004 and none in 2003, respectively. Estimated future amortization of trademarks, tradenames, customer contracts and relationships relating to the Spinnaker acquisition will be $0.8 million and $0.3 million for fiscal year 2005 and 2006, respectively, and none thereafter.

      Sales and marketing headcount increased to 1,421 at April 30, 2004 from 1,199 at April 30, 2003. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants, and amortization of capitalized patents. Included in research and development expenses are capitalized patents amortization of $1.5 million for April 30, 2004, as compared to none for the same periods in the prior year. Estimated future capitalized patents amortization expenses will be $1.8 million for each of the fiscal years 2005, 2006, 2007, and 2008, and $0.3 million thereafter.

      Research and development expenses increased 16.8% to $131.9 million for fiscal 2004 from $112.9 million for fiscal 2003. These expenses represented 11.3% and 12.7% of total revenues for fiscal years 2004 and 2003, respectively. The increase in research and development expenses was primarily a result of an extra week of expenses in fiscal 2004 compared to fiscal 2003, increased ongoing operating impact of the Spinnaker acquisition, increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses and non-recurring engineering charges offset by cost controls, and reduction in discretionary spending efforts. Research and development headcount increased to 650 as of April 30, 2004, compared to 526 as of April 30, 2003. For both fiscal 2004 and 2003, no software development costs were capitalized.

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

      We believe that our research and development expenses will increase in absolute dollars for fiscal 2005, primarily due to ongoing costs associated with the development of new products and technologies, projected headcount growth and the operating impact of the Spinnaker acquisition.

      General and Administrative — General and administrative expenses increased 48.1% to $54.6 million in fiscal 2004, from $36.8 million in fiscal 2003. These expenses represented 4.7% and 4.1% of total revenues for fiscal 2004 and 2003, respectively. Increases in absolute dollars were primarily due to expenses associated with initiatives to enhance and implement our enterprise-wide ERP system, back office infrastructure and expanded regulatory requirements, partially offset by cost control and reduction in discretionary spending efforts. General and administrative headcount increased to 331 in fiscal 2004 from 283 in fiscal 2003. We believe that our general and administrative expenses will increase in absolute dollars in fiscal 2005 due to expanded regulatory requirements. Amortization of Spinnaker covenants not to compete included in general and administrative expenses was $1.1 million for fiscal 2004 and none in 2003, respectively. Estimated future amortization of covenants not to compete relating to the Spinnaker acquisition will be $5.1 million and $1.5 million for fiscal year 2005 and 2006, respectively, and none thereafter.

      Stock Compensation — We account for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized to expense ratably over their vesting periods. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under the fair value based method.

      Stock compensation expenses were $3.9 million and $3.6 million for fiscal 2004 and 2003, respectively. This net increase in stock compensation expenses reflected primarily higher stock compensation relating to the Spinnaker acquisition and restricted stock awards offset by forfeitures of unvested options assumed in the Spinnaker and WebManage acquisitions. Estimated future deferred stock compensation amortization expenses are $7.8 million, $6.8 million, $5.1 million and $3.7 million in fiscal 2005, 2006, 2007 and 2008, respectively, and none thereafter.

      Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities.

      Fiscal 2002 Second Quarter Restructuring Plan. In August 2001, we implemented the first restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our then current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. The reserve balance of $0.8 million at April 30, 2004, was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million. During fiscal 2002 and 2003 we recorded net restructuring adjustments of $0.1 million and $(0.3) million, respectively, due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities that we vacated are not subleased, we will be obligated for additional total lease payments of approximately $0.4 million as of April 30, 2004 to be payable through January 2006.

      As of April 30, 2004, we have $0.7 million outstanding in our accrued and unpaid severance-related restructuring costs due to changes in estimated costs of certain severance-related matters. We expect to pay or adjust the remaining severance-related restructuring costs pending the outcome of the ultimate resolution of these matters in the next twelve months.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at April 30, 2004 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,444)	—	(885)	(5,329)
Non-cash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	$717	$—	$131	$848

      Fiscal 2002 Fourth Quarter Restructuring Plan. In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we recorded a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at April 30, 2004, $0.7 million was included in other accrued liabilities and the remaining $4.5 million was classified as long-term obligations.

      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $0.9 million and $1.3 million, respectively, primarily relating to sublease assumptions for our engineering facility. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased as anticipated, we will be obligated for an additional total lease payments of $1.8 million as of April 30, 2004 to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at April 30, 2004 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(706)	—	(1,023)	(1,729)
Non-cash portion	—	(473)	—	(473)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments and others	—	—	(690)	(690)
Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	$—	$—	$5,208	$5,208

      Interest Income — During fiscal 2004, interest income was $13.7 million, as compared to $12.2 million in fiscal 2003. The increase in interest income was primarily driven by higher cash and investment balances provided by operating activities partially offset by lower average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2005 as a result of higher cash and invested balances in a higher interest-rate portfolio environment as we reinvest our securities in longer-term investments.

      Other Expenses, Net — Other expenses, net, included a net exchange loss from foreign currency transactions of $2.9 million and $1.0 million, respectively, for fiscal 2004 and 2003. The increase in net exchange loss was attributed to the impact of currency balance sheet hedging activities resulting from forecast variances.

      Net Gain (Loss) on Investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In fiscal 2004, we realized a net gain of $0.7 million on the sale of previously impaired investments. In fiscal 2003, we recorded a non-cash write down of $2.0 million related to the impairment of our investments, partially offset by a gain of $0.8 million on previously impaired investments.

      Gain on Sale of Intangible Assets — We recorded a gain on sale of intangible assets of $0.6 million in fiscal 2003 related to the sale of our ContentReporter software. We intend to resell this software through a licensing arrangement.

      Provision Benefit for Income Taxes — Provision for income taxes for fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as current and future tax rate benefits. This Dutch tax ruling, however, will expire at the end of calendar 2005. There are uncertainties associated with securing a new Dutch tax ruling. As such, we cannot assure you that we will be able to extend this ruling or secure any new favorable rulings, the absence of which may have an adverse impact on our international operations.

      For fiscal 2004, we had an effective tax rate of 10.8% which included 9.9% reduction to account for the $16.8 million non-recurring benefit from the foreign tax ruling. The effective tax rate for fiscal 2004 differed from the U.S. statutory rate primarily due to the retroactive and current benefits of the foreign tax ruling, the availability of tax credits, and the generation of foreign earnings in lower tax jurisdictions. For fiscal 2003, our effective tax rate was 21.8%, which included certain benefits from tax credits and foreign earnings in a lower tax jurisdiction.

Fiscal 2003 Compared to Fiscal 2002

      Product Revenues — Product revenues increased by 9.9% to $802.3 million in fiscal 2003, from $729.9 million in fiscal 2002. Product revenue growth occurred across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the prior year.

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

      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 31.2% to $89.8 million in fiscal 2003, from $68.5 million in fiscal 2002. Service revenues are generally deferred and, in most cases, recognized ratably over the service period obligations, which are typically one to three years. The increase in service revenues (representing 10.1% and 8.6% of total revenues for fiscal 2003 and 2002, respectively) was due to an increasing number of enterprise customers, which typically purchase more complete service packages. Higher service revenues was also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers.

      International Total Revenues — International total revenues (including U.S. exports) increased by 11.9% for fiscal 2003 as compared to fiscal 2002. International total revenues were $375.2 million, or 42.1% of total revenues for fiscal 2003. The increase in international sales for fiscal 2003 was primarily a result of European and Asia/ Pacific net revenues growth, driven by larger storage implementations and new products, and positive foreign exchange effects from a weak U.S. dollar, as compared to the prior year.

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

      Service Gross Margin — Service gross margin increased to 26.5% for fiscal 2003 compared to 18.2% for fiscal 2002. Investments in global service increased by 17.8% to $66.0 million in fiscal 2003 from $56.0 million in fiscal 2002. The improvement in service gross margin in fiscal 2003 was primarily due to operational and cost efficiencies in the global service organizations, combined with the ramping up of our service infrastructure in fiscal 2002 in anticipation of service revenue growth.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain global service and support costs. Sales and marketing expenses increased 7.0% to $304.2 million for fiscal 2003, from $284.4 million for fiscal 2002. These expenses were 34.2% and 35.6% of total revenues for fiscal 2003 and fiscal 2002, respectively. The increase was attributed to the continued worldwide investment in our sales and global service organizations associated with selling complete solutions at the enterprise level, marketing and various advertising programs, and expenses associated with our growing mix of enterprise customers and associated global account programs. Sales and marketing headcount decreased to 1,199 in fiscal 2003, from 1,224 in fiscal 2002.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, and fees paid to outside consultants. Research and development expenses decreased 3.3% to $112.9 million in fiscal 2003, from $116.7 million in fiscal 2002. These expenses represented 12.7% and 14.6% of total revenues for fiscal 2003 and 2002, respectively. Research and development expenses decreased in absolute dollars, primarily as a result of cost controls, reduction in discretionary spending efforts, and the impact of fiscal 2002 restructuring activities. Research and development headcount increased to 526 in fiscal 2003 from 514 in fiscal 2002. We expect to continuously support current and future product development and enhancement efforts, and incur prototyping expenses and nonrecurring engineering charges associated with the development of new products and technologies. For both fiscal 2003 and 2002, no software development costs were capitalized.

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

      Stock Compensation — We account for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for non-employee compensation awards. Accordingly, we recognize the intrinsic value for employees and the fair value for non-employees as stock compensation expense over the vesting terms of the awards. Stock compensation expenses were $3.6 million and $7.2 million in fiscal 2003 and 2002, respectively. This decrease was primarily due to $2.2 million of lower deferred stock compensation amortization in fiscal 2003 compared to fiscal 2002 attributed to forfeitures of unvested options assumed in the WebManage acquisition; a decrease of $2.1 million of stock compensation as 165,310 contingently issuable milestone shares relating to Orca Systems, Inc. (“Orca”) valued at $3.0 million were released in fiscal 2002 as compared to the release of 99,186 shares valued at $0.9 million in fiscal 2003; offset by an increase of $0.7 million relating to the fair value of options granted to a member of the Board of Directors.

      Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities.

      Fiscal 2002 Second Quarter Restructuring Plan. In August 2001, we implemented the first restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our then current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. The reserve balance of $0.8 million at April 30, 2003 was included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1.5 million. During fiscal 2003, we recorded a net restructuring adjustment of $0.3 million due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $0.7 million as of April 30, 2003, to be payable through January 2006.

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2003, and April 30, 2002 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500
Cash payments	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	$667	$—	$140	$807

      Fiscal 2002 Fourth Quarter Restructuring Plan. In April 2002, we announced and substantially completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters, which included a headcount reduction of 34 employees. As a result of this restructuring, we incurred a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-off. Of the reserve balance at April 30, 2003, $1.5 million was included in other accrued liabilities and the remaining $3.1 million was classified as long-term obligations.

      In January 2003, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $0.9 million, primarily relating to our engineering facility lease. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in original management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased, we will be obligated for additional total lease payments of $3.4 million as of April 30, 2003, to be payable through November 2010.

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

      Other Expenses, Net — Other expenses, net, included a net exchange loss from foreign currency transactions of $1.0 million and $1.8 million, respectively, for fiscal 2003 and 2002.

      Net Loss on Investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In fiscal 2003, we recorded a non-cash, other-than-temporary write-down of $2.0 million related to the impairment of our investment in our publicly traded and private companies partially offset by a gain of $0.8 million on previously impaired investments. In fiscal 2002, we recorded a non-cash, other-than-temporary write-down of $13.0 million related to impairments of our investments in publicly traded and private companies. During fiscal 2003, we sold shares of certain privately held investments and realized a net loss of $0.5 million. During fiscal 2002, we sold shares of certain marketable investments and the realized gain was not material.

      Gain on Sale of Intangible Assets — We recorded a gain on sale of intangible assets of $0.6 million in fiscal 2003 related to the sale of our ContentReporter software. We intend to resell this software through a licensing arrangement.

      Provision (Benefit) for Income Taxes — For fiscal 2003, our effective tax rate was 21.8%. The effective tax rate for fiscal 2003 differed from the U.S. statutory rate primarily due to credits, and foreign earnings in a lower tax jurisdiction. For fiscal 2002, we applied an annual benefit rate of 19.7% to pretax loss. Our effective tax rate is based on existing tax laws and distributions of income/(loss) among different entities and tax jurisdictions.

Liquidity and Capital Resources

      As of April 30, 2004, as compared to the April 30, 2003 balances, our cash, cash equivalents, and short-term investments increased by $189.1 million to $808.0 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $156.5 million to $745.0 million as of April 30, 2004, compared to $588.5 million as of April 30, 2003.

      In addition to higher net income in fiscal 2004, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following that improved cash flow for the year:

•	Increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers;

•	Increased accrued compensation and related benefits due to higher commission and other profit dependent payroll-related accruals resulting from higher revenue and profitability;

•	Increased income taxes payable, primarily reflecting higher profitability in fiscal 2004 as compared to fiscal 2003; tax refunds associated with the favorable tax ruling from the Netherlands, partially offset by worldwide tax payments.

The above factors were partially offset by the effects of:

•	Increased accounts receivable balances due to higher revenues;

•	Increased prepaid expenses primarily due to prepayment of a license fee of $13.0 million;

•	Increased deferred income taxes primarily due to book versus tax timing differences and additional net deferred tax assets relative to Spinnaker’s net operating losses and research and development credits;

      We used $48.6 million and $61.3 million of cash in fiscal 2004 and fiscal 2003, respectively, for capital expenditures. We used net proceeds of $235.1 million and $90.0 million in fiscal 2004 and fiscal 2003, respectively, for net purchases/redemptions of short-term investments. In June 2003, we acquired additional patents for a purchase price of approximately $9.0 million. Investing activities in fiscal 2004 and fiscal 2003 also included new investments in privately held companies of $0.9 million and $0.7 million, respectively. We received $1.1 million and $0.8 million in sales proceeds from sales of previously impaired investments in fiscal 2004 and fiscal 2003, respectively. In February 2004, we incurred $8.0 million on a bridge loan and related transaction costs and assumed $1.2 million cash relating to the Spinnaker acquisition.

      We used $54.6 million in fiscal 2004 and received $29.2 million in fiscal 2003 from net financing activities, which included sales of common stock related to employee stock transactions net of common stock repurchases. We repurchased 6.9 million shares of common stock at a total of $136.2 million during fiscal 2004. Other financing activities provided $81.5 million and $29.2 million in fiscal 2004 and fiscal 2003, respectively, which related to sales of common stock related to employee stock transactions. The change in cash flow from financing was primarily due to the effects of the common stock repurchases partially offset by higher proceeds from issuance of common stock under employee programs compared to the same period in the prior year.

      On May 18, 2004, we announced that the Board authorized an expansion of our stock repurchase program to purchase up to $200.0 million of outstanding common stock in the open market. Any repurchases under our stock repurchase program may be made from time to time in the open market subject to market conditions. The stock repurchase program may be suspended or discontinued at any time. The stock repurchases will be funded from available working capital.

      We expect to receive a tax refund of approximately $9.0 million in connection with a carryback of net operating losses generated in fiscal 2000. These losses are being carried back into tax years fiscal 1996, 1997, 1998, and 1999. We have been advised that the Congressional Joint Committee on Taxation has completed its consideration and has taken no exception to the conclusions reached by the Internal Revenue Service regarding these carrybacks.

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

Contractual Cash Obligations and Other Commercial Commitments

      The following summarizes our contractual cash obligations and commercial commitments at April 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	Payments Due by Period

Contractual Obligations:	2005	2006	2007	2008	2009	Thereafter	Total

Facilities operating lease payments(1)	$11,790	$9,306	$5,702	$4,402	$4,158	$7,417	$42,775
Equipment operating lease payments	2,549	2,415	1,462	211	97	—	6,734
Venture capital funding commitments(2)	549	548	549	536	523	1,045	3,750
Purchase commitments and other(3)	720	720	600	—	—	—	2,040
Communications & maintenance(4)	5,793	3,691	185	29	23	—	9,721
Restructuring charges(5)	1,515	794	832	836	818	1,260	6,055

Total Contractual Cash Obligations	$22,916	$17,474	$9,330	$6,014	$5,619	$9,722	$71,075

      For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, legally binding on us, and subject us to penalties if we cancel the agreement.

	Amount of Commitment Expiration Per Period

Other Commercial Commitments:	2005	2006	2007	2008	2009	Thereafter	Total

Letters of credit(6)	$1,265	$—	$—	$—	$—	$337	$1,602
Restricted cash(7)	759	808	498	435	157	78	2,735

Total Commercial Commitments	$2,024	$808	$498	$435	$157	$415	$4,337

(1)	We enter into facilities operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we were to exercise these renewal options and if we were to enter into additional operating lease agreements. Certain facilities operating sublease income of $309 has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in sub-paragraph (5) below.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other include facilities-related and utilities usage minimum commitment and exclude purchases of goods and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes costs that are not reasonably estimable at this time.

(4)	Under certain communications contracts with major telephone companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in January 2009.

(5)	These amounts are included in our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities which is comprised of committed lease payments, operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The actual amount paid, if the facility is not subleased, would be increased by $2.2 million to be payable through November 2010.

(6)	The amounts outstanding under these letters of credit relate to workers’ compensation, customs guarantee, and a foreign lease.

(7)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements.

Guarantees

      As of April 30, 2004, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $161.0 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

      We offer both recourse and non-recourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of April 30, 2004 and 2003, the maximum recourse exposure under such leases totaled approximately $6.8 million and $4.9 million, respectively. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of April 30, 2004, we had short-term investments of $566.8 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government, municipal and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10% increase in market interest rates from levels at April 30, 2004, would cause the fair value of these short-term investments to decline by approximately $1.1 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity securities included in our short-term investments, which are primarily in publicly traded companies in the volatile technology industry sector. In fiscal 2003, we recorded a non-cash, other-than-temporary write-down of $0.7 million related to the impairment of our investment in a publicly traded company

      We do not attempt to reduce or eliminate our market exposure from these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an immaterial decrease in the fair value of our equity security as of April 30, 2004.

      The hypothetical changes and assumptions discussed above may be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future may differ from those described above.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges, the gains or losses were included in other comprehensive income at April 30, 2004.

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

      The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 30, 2004 (in thousands):

			Notional
		Foreign	Contract	Notional
		Currency	Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

Forward contracts:
CAD	Sell	4,459	$3,252	$3,252
CHF	Sell	3,371	$2,603	$2,604
GBP	Sell	17,598	$31,126	$31,121
EUR	Sell	82,097	$97,872	$97,864
ZAR	Sell	19,267	$2,738	$2,737
AUD	Buy	4,173	$2,990	$2,989
DKK	Buy	5,492	$883	$883
GBP	Buy	1,597	$2,822	$2,825
EUR	Buy	7,065	$8,411	$8,420
Option contracts:
EUR	Sell	5,000	$5,963	$6,039
GBP	Sell	1,250	$2,215	$2,242

      The following table provides information about our foreign exchange forward contracts outstanding on April 30, 2003 (in thousands):

			Notional
		Foreign	Contract	Notional
		Currency	Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

AUD	Sell	10,332	$6,326	$6,325
CHF	Sell	2,676	$1,962	$1,962
GBP	Sell	17,822	$28,282	$28,258
EUR	Sell	63,494	$70,031	$70,091
CAD	Sell	3,409	$2,347	$2,347
EUR	Buy	5,890	$6,485	$6,501
GBP	Buy	1,282	$2,035	$2,032

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Network Appliance, Inc.:

      We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries (the “Company”) as of April 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 13, effective May 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 23, 2004

NETWORK APPLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30,

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$241,149	$284,161
Short-term investments	566,816	334,677
Accounts receivable, net of allowances of $5,071 in 2004 and $5,355 in 2003	193,942	151,637
Inventories	34,109	31,559
Prepaid expenses and other	29,057	24,014
Deferred income taxes	24,163	27,444

Total current assets	1,089,236	853,492
Property and Equipment, net	370,717	362,862
Goodwill	291,816	48,212
Intangible Assets, net	31,718	2,954
Other Assets	93,779	51,653

	$1,877,266	$1,319,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,719	$39,600
Income taxes payable	16,033	30,256
Accrued compensation and related benefits	65,186	40,647
Other accrued liabilities	43,683	43,841
Deferred revenue	166,602	110,672

Total current liabilities	344,223	265,016
Long-Term Deferred Revenue	112,337	63,698
Long-Term Obligations	4,858	3,102

	461,418	331,816

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; shares outstanding: none in 2004 and 2003	—	—
Common stock, $0.001 par value; 880,000 shares authorized: shares issued: 364,335 in 2004 and 340,668 in 2003	364	341
Additional paid-in capital	1,138,158	704,338
Treasury Stock (6,853 shares in 2004)	(136,172)	—
Deferred stock compensation	(23,348)	(1,363)
Retained earnings	436,224	284,137
Accumulated other comprehensive income (loss)	622	(96)

Total stockholders’ equity	1,415,848	987,357

	$1,877,266	$1,319,173

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended April 30,

	2004	2003	2002

Revenues
Product revenue	$1,058,204	$802,281	$729,916
Service revenue	112,106	89,787	68,453

Total revenues	1,170,310	892,068	798,369

Cost of Revenues
Cost of product revenue	371,480	279,689	267,583
Cost of service revenue	94,309	65,953	55,989

Total cost of revenues	465,789	345,642	323,572

Gross margin	704,521	546,426	474,797

Operating Expenses:
Sales and marketing	349,490	304,236	284,355
Research and development	131,856	112,863	116,725
General and administrative	54,550	36,822	40,182
Amortization of goodwill	—	—	15,169
Acquired in-process research and development	4,940	—	—
Stock compensation(1)	3,895	3,642	7,202
Restructuring charges	1,327	1,257	12,226

Total operating expenses	546,058	458,820	475,859

Income (Loss) from Operations	158,463	87,606	(1,062)
Other Income (Expenses), net:
Interest income	13,704	12,215	18,507
Other expenses, net	(2,460)	(1,381)	(1,904)
Net gain (loss) on investments	747	(1,229)	(13,008)
Gain on sale of intangible asset	—	604	—

Total other income, net	11,991	10,209	3,595

Income Before Income Taxes	170,454	97,815	2,533
Provision (Benefit) for Income Taxes	18,367	21,343	(500)

Net Income	$152,087	$76,472	$3,033

Net Income per Share:
Basic	$0.44	$0.23	$0.01

Diluted	$0.42	$0.22	$0.01

Shares Used in per Share Calculations:
Basic	346,965	337,647	331,645

Diluted	366,195	350,122	350,498

(1) Stock compensation includes:
Sales and marketing	$1,640	$1,572	$1,023
Research and development	1,746	1,764	5,694
General and administrative	509	306	485

	$3,895	$3,642	$7,202

See notes to consolidated financial statements.

NETWORK APPLIANCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
							Accumulated
			Additional		Deferred		Other
			Paid-In	Treasury	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Earnings	Income (Loss)	Total

Balances, April 30, 2001	328,746	$329	$616,266	$—	$(12,044)	$204,632	$(4,735)	$804,448
Components of comprehensive income:
Net income	—	—	—	—	—	3,033	—	3,033
Currency translation adjustment	—	—	—	—	—	—	1,115	1,115
Unrealized gain on investments	—	—	—	—	—	—	1,254	1,254

Total comprehensive income								5,402
Issuance of common stock related to employee stock transactions	6,389	6	36,466	—	—	—	—	36,472
Release of milestone shares	—	—	3,015	—	—	—	—	3,015
Deferred stock compensation	—	—	1,301	—	(1,301)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	4,187	—	—	4,187
Reversal of deferred stock compensation due to employee terminations	—	—	(5,381)	—	5,381	—	—	—
Income tax benefit from employee stock transactions	—	—	4,952	—	—	—	—	4,952

Balances, April 30, 2002	335,135	$335	$656,619	$—	$(3,777)	$207,665	$(2,366)	$858,476
Components of comprehensive income:
Net income	—	—	—	—	—	76,472	—	76,472
Currency translation adjustment	—	—	—	—	—	—	964	964
Unrealized loss on derivatives	—	—	—	—	—		(29)	(29)
Unrealized gain on investments	—	—	—	—	—	—	1,335	1,335

Total comprehensive income								78,742
Issuance of common stock related to employee stock transactions	5,544	6	29,243	—	—	—	—	29,249
Release of milestone shares	—	—	921	—	—	—	—	921
Deferred stock compensation	—	—	1,171	—	(1,171)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,973	—	—	1,973
Reversal of deferred stock compensation due to employee terminations	—	—	(1,612)	—	1,612	—	—	—
Stock compensation expense — nonemployee	—	—	748	—	—	—	—	748
Release of escrow shares	(11)	—	(1,210)	—	—	—	—	(1,210)
Income tax benefit from employee stock transactions	—	—	18,458	—	—	—	—	18,458

Balances, April 30, 2003	340,668	$341	$704,338	$—	$(1,363)	$284,137	$(96)	$987,357
Components of comprehensive income:
Net income	—	—	—	—	—	152,087	—	152,087
Currency translation adjustment	—	—	—	—	—	—	2,440	2,440
Unrealized gain on derivatives	—	—	—	—	—	—	341	341
Unrealized loss on investments	—	—	—	—	—	—	(2,063)	(2,063)

Total comprehensive income								152,805
Issuance of common stock related to employee stock transactions	11,170	11	81,537	—	—	—	—	81,548
Issuance of restricted stock	120	—	—	—	—	—	—	—
Issuance of common stock to acquire Spinnaker Networks, Inc.	12,377	12	259,666	—	—	—	—	259,678
Repurchase of common stock	—	—	—	(136,172)	—	—	—	(136,172)
Deferred stock compensation	—	—	2,725	—	(2,725)	—	—	—
Assumption of options in connection with Spinnaker acquisition	—	—	43,094	—	(25,892)	—	—	17,202
Amortization of deferred stock compensation	—	—	—	—	3,397	—	—	3,397
Reversal of deferred stock compensation due to employee terminations	—	—	(3,235)	—	3,235	—	—	—
Stock compensation expense — nonemployee	—	—	498	—	—	—	—	498
Income tax benefit from employee stock transactions	—	—	49,535	—	—	—	—	49,535

Balances, April 30, 2004	364,335	$364	$1,138,158	$(136,172)	$(23,348)	$436,224	$622	$1,415,848

See notes to consolidated financial statement

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Years Ended April 30,

	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$152,087	$76,472	$3,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,052	51,933	44,395
Acquired in-process research and development	4,940	—	—
Amortization of intangible assets	4,898	5,478	20,895
Amortization of patents	1,503	—	—
Stock compensation	3,895	3,642	7,202
Net (gain) loss on investments	(941)	1,229	13,008
Gain on sale of intangible assets	—	(604)	—
Loss on disposal of equipment	291	1,009	3,029
Allowance for doubtful accounts (reversal)	(259)	(1,696)	7,549
Deferred income taxes	(21,452)	(18,344)	(4,592)
Deferred rent	301	(62)	(71)
Changes in assets and liabilities:
Accounts receivable	(41,629)	(3,264)	33,045
Inventories	(9,975)	(16,253)	(6,156)
Prepaid expenses and other assets	(13,001)	(4,296)	(993)
Accounts payable	12,002	(643)	(13,250)
Income taxes payable	35,312	31,642	181
Accrued compensation and related benefits	23,848	1,213	(11,090)
Other accrued liabilities	1,564	599	11,731
Deferred revenue	104,451	67,195	35,977

Net cash provided by operating activities	310,887	195,250	143,893

Cash Flows from Investing Activities:
Purchases of short and long-term investments	(589,698)	(361,085)	(361,791)
Redemptions of short and long-term investments	354,569	271,113	211,862
Purchase of patents	(9,015)	—	—
Purchases of property and equipment	(48,601)	(61,269)	(284,238)
Purchases of equity securities	(925)	(650)	(1,120)
Proceeds from sales of investments	1,113	797	—
Proceeds from disposal of property and equipment	123	—	—
Purchase of business, net of cash acquired	(6,841)	—	—

Net cash used in investing activities	(299,275)	(151,094)	(435,287)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	81,548	29,249	36,472
Repurchases of common stock	(136,172)	—	—
Decrease in restricted cash	—	—	193,747

Net cash provided by (used in) financing activities	(54,624)	29,249	230,219

Net Increase (Decrease) in Cash and Cash Equivalents	(43,012)	73,405	(61,175)
Cash and Cash Equivalents:
Beginning of year	284,161	210,756	271,931

End of year	$241,149	$284,161	$210,756

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

      Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying consolidated financial statements that our fiscal year end is April 30. Fiscal 2004 was a 53-week fiscal year. Fiscal 2003 and 2002 were 52-week fiscal years.

      Basis of Presentation — The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

      Risk and Uncertainties — There are no concentrations of business transacted with a particular customer nor concentrations of sales from a particular market or geographic area that would severely impact our business in the near term. However, we currently rely on a limited number of suppliers for certain key components and several key contract manufacturers to manufacture most of our products, any disruption or termination of these arrangements could materially adversely impact our operating results.

      Cash and Cash Equivalents — We consider all highly liquid debt investments with original maturities of three months or less to be cash equivalents.

      Short-Term Investments — Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. All of our investments are classified as available-for-sale, which are carried at fair market value, and unrealized gains or losses recorded in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. Available-for-sale investments are reviewed for evidence of reductions in market value that are other-than-temporary. We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. We comply with the provisions of EITF 03-01 requiring new disclosures for other-than-temporary impairments on debt and equity investments, see Note 3. During fiscal 2003, we recorded a non-cash, other-than-temporary write-down of $726, related to impairment of our investments in publicly traded companies. During fiscal 2002, we recorded a non-cash, other-than-temporary write-down of $13.0 million related to the impairment of our investment in publicly traded and nonpublicly-traded companies. These write-downs are included in net gain (loss) on investments on the income statement. No other-than-temporary write-downs were recorded during fiscal 2004.

      Investments in Nonpublic Companies — We have certain investments in nonpublicly-traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence and accordingly, we account for these investments under the cost method. As of April 30, 2004 and 2003, $1,593 and $909 of these investments are included in other long-term assets on the balance sheet and are carried at cost. We perform periodic reviews of our investments for impairment. Our investments in nonpublicly-traded companies are considered impaired when a review of the investees’ operations and other indicators of

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal 2003, we recorded a non-cash, other-than-temporary write-down of $1,300 related to impairments of our investments in nonpublicly-traded companies which are included in net gain (loss) on investments on the income statement. No write-downs were recorded during fiscal 2004.

      Inventories — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost components include materials, labor and manufacturing overhead costs. We write down inventory and record purchase commitment liabilities for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions.

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

      Goodwill and Purchased Intangible Assets — Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. We recorded goodwill, existing workforce and identifiable intangibles related to the acquisitions of Orca, WebManage and Spinnaker and evaluate these items for impairment on an annual basis, or sooner if events or changes in circumstances indicate that carrying values may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required. We performed an annual impairment test of goodwill on February 27, 2004 and February 21, 2003, respectively, and found no impairment. For business combinations consummated before July 1, 2001, goodwill and existing workforce were amortized through April 30, 2002 using the straight-line method over an estimated useful life of three to five years. See Note 11.

      Purchased intangible assets include patents, trademarks, tradenames, customer contracts/relationships and covenants not to compete, which are carried at cost less accumulated amortization. Useful lives generally range from 18 months to five years. See Note 13 — Goodwill and Purchased Intangible Assets.

      Revenue Recognition and Allowance — We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and related interpretations to all revenue transactions. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end user, customers, value added resellers, or distributors.

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin or EXWorks point of origin. We typically do not allow for re-stocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and condition practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

      For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. We defer the portion of the arrangement fee equal to the vendor specific objective evidence of fair value of the undelivered elements until they are delivered. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

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

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Years Ended April 30,

	2004	2003	2002

Revenues:
Products	80.7%	81.5%	84.8%
Software subscriptions	9.7%	8.4%	6.6%

Product revenue	90.4%	89.9%	91.4%
Service revenue	9.6%	10.1%	8.6%

Total revenues	100.0%	100.0%	100.0%

      We record reductions to revenue for estimated sales returns at the time of shipment. These estimates are based on historical sales returns, changes in customer demand, and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required.

      We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Software Development Costs — The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.” Because we believe our

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented. In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally-developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally-developed software costs include the cost of software tools and licenses used in the development of our systems, as well as consulting costs. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally three years.

      Income Taxes — Deferred income tax assets and liabilities are provided for temporary differences that will result in future tax deductions or income in future periods, as well as the future benefit of tax credit carryforwards. A valuation allowance reduces tax assets to their estimated realizable value. U.S. income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries expected to be reinvested indefinitely.

      Foreign Currency Translation — For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expenses), net.

      In fiscal 2002, we determined that the functional currency of one of our subsidiaries had changed from the Euro to the U.S. Dollar. Accordingly, all monetary assets and liabilities were translated at the current exchange rate in effect as of the balance sheet date, nonmonetary assets and liabilities were translated at historical rates, and total revenues and expenses were translated at average exchange rates in effect during the period. Transaction gains and losses are included in other income (expenses), net in the accompanying consolidated statements of income.

      Derivative Instruments — We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset or liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or equity investments. Our major foreign currency exchange exposures and related hedging programs are described below:

Balance Sheet. We utilize currency forward contracts and currency options to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. In fiscal 2004, net gains generated by hedged assets and liabilities totaled $7,265, which were offset by losses on the related derivative instruments of $10,115. In fiscal 2003, net gains generated by hedged assets and liabilities totaled $9,910, which were offset by losses on the related derivative instruments of $10,932. In fiscal 2002, net gains generated by hedged assets and liabilities totaled $1,684, which were offset by losses on the related derivative instruments of $3,485.

The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

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

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For fiscal years 2004 and 2003, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable. We did not hedge forecasted transactions during fiscal 2002.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2004 and 2003.

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

      Comprehensive Income — Comprehensive income is defined as the change in equity during a period from non-owner sources. Comprehensive income for the years ending April 30, 2004, 2003, and 2002 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income (loss).

      The components of accumulated other comprehensive income (loss) net of related tax effects at April 30, were as follows:

	2004	2003	2002

Accumulated translation adjustments	$1,202	$(1,238)	$(2,202)
Accumulated unrealized gain (loss) on derivatives	312	(29)	—
Accumulated unrealized gain (loss) on available-for-sale investments	(892)	1,171	(164)

Total accumulated other comprehensive income (loss)	$622	$(96)	$(2,366)

      Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options and restricted stock awards.

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Years Ended April 30

	2004	2003	2002

Net Income	$152,087	$76,472	$3,033

Shares (Denominator):
Weighted average common shares outstanding	347,134	337,709	331,798
Weighted average common shares outstanding subject to repurchase	(169)	(62)	(153)

Shares used in basic computation	346,965	337,647	331,645
Weighted average common shares outstanding subject to repurchase	169	62	153
Diluted effect of stock options and restricted stock awards	19,061	12,413	18,700

Shares used in diluted computation	366,195	350,122	350,498

Net Income per Share:
Basic	$0.44	$0.23	$0.01

Diluted	$0.42	$0.22	$0.01

      At April 30, 2004, 2003, and 2002, 19,794, 44,582, and 30,991 shares of common stock options with a weighted average exercise price of $47.16, $30.98, and $40.17 respectively, were excluded from the diluted net income per share computation, as their exercise prices were greater than the average market price of the common shares for the periods presented and would therefore be antidilutive.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock-Based Compensation — We account for stock-based compensation in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized ratably to expense over the vesting periods. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under the fair value based method.

      We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various option plans described under Note 6. We amortize deferred stock-based compensation ratably over the vesting periods of the applicable stock purchase rights, restricted stocks and stock options, generally four years. Deferred stock compensation under APB No. 25 and pro forma net income (loss) under the provisions of SFAS No. 123 are adjusted to reflect cancellations and forfeitures due to employee terminations as they occur. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would be as follows (in thousands, except per share data):

	Years Ended April 30,

	2004	2003	2002

Net income as reported	$152,087	$76,472	$3,033
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	2,038	1,184	2,512
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(94,152)	(173,734)	(264,902)

Pro forma net income (loss)	$59,973	$(96,078)	$(259,357)

Basic net income per share, as reported	$0.44	$0.23	$0.01

Diluted net income per share, as reported	$0.42	$0.22	$0.01

Basic net income (loss) per share, pro forma	$0.17	$(0.28)	$(0.78)

Diluted net income (loss) per share, pro forma	$0.16	$(0.28)	$(0.78)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Options Plan			Employee Stock Purchase Plan
	Years Ended April 30,			Years Ended April 30,

	2004	2003	2002	2004	2003	2002

Expected Life (in years)	3.42	3.39	3.33	0.50	0.50	0.50
Risk-free interest rate	2%	2% – 4%	5%	1%	1%	3%
Volatility	74% – 77%	76% – 79%	92%	74% – 77%	76% – 79%	92%
Expected dividend	—	—	—	—	—	—

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Statements of Cash Flows — Supplemental cash flow and non-cash investing and financing activities are as follows:

	Years Ended April 30

	2004	2003	2002

Supplemental Cash Flow Information:
Income taxes paid	$14,566	$7,952	$8,460
Income taxes refund	13,812	89	—
Non-cash Investing and Financing Activities:
Deferred stock compensation, net of reversals	25,382	(441)	(4,080)
Income tax benefit from employee stock transactions	49,535	18,458	4,952
Conversion of evaluation inventory to equipment	7,892	9,340	5,777
Common stock issued and options assumed for acquired business	302,612	—	—
Release of milestone shares	—	921	3,015
Release of escrow shares	—	1,210	—

      Recently Issued Accounting Standards — In December 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this accounting standard did not have a significant impact on our financial position and results of operations.

      The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN No. 46 (“FIN 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN No. 46 through April 30, 2004. The Company is required to adopt the provisions of FIN No. 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN No. 46-R on May 1, 2004. The

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not expect the adoption of FIN No. 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. As of April 30, 2004, we had no financial instruments within the scope of this pronouncement.

      In November 2003, the EITF reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the accompanying footnotes. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The Company does not believe that adoption of the disclosure requirements under the interim consensus would have had a significant impact on the carrying value of its investments at April 30, 2004. The Company will continue to monitor the carrying value of its investments under this new guidance in fiscal 2005.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Components

Short-term investments

      The following is a summary of investments at April 30, 2004:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$16,261	$—	$63	$16,198
Corporate securities	12,897	—	12	12,885
Corporate bonds	276,390	235	780	275,845
U.S. government agencies	248,373	237	899	247,711
Certificate of deposit	2,036	3	—	2,039
U.S. Treasuries	12,174	—	36	12,138
Money market funds	188,805	—	—	188,805

Total debt and equity securities	756,936	475	1,790	755,621
Less cash equivalents	188,805	—	—	188,805

Short-term investments	$568,131	$475	$1,790	$566,816

      We comply with the provisions of EITF 03-01 requiring new disclosures for other-than-temporary impairments on debt and equity investments. The aggregate amount of unrealized losses segregated into time periods during which our investments have been in unrealized loss position of less than twelve months totaling $1,778 and $12 for greater than twelve months for a corporate security.

      The following is a summary of investments at April 30, 2003:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$8,031	$1	$—	$8,032
Corporate securities	311	—	55	256
Corporate bonds	165,903	1,392	12	167,283
U.S. government agencies	154,449	469	56	154,862
Certificate of deposit	2,053	12	—	2,065
U.S. commercial paper	2,180	—	1	2,179
Money market funds	242,221	—	—	242,221

Total debt and equity securities	575,148	1,874	124	576,898
Less cash equivalents	242,221	—	—	242,221

Short-term investments	$332,927	$1,874	$124	$334,677

Inventories

	April 30,

	2004	2003

Purchased components	$13,296	$16,277
Work-in-process	624	537
Finished goods	20,189	14,745

	$34,109	$31,559

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

	April 30,

	2004	2003

Land	$158,316	$158,316
Buildings and building improvements	119,262	109,959
Leasehold improvements	16,788	14,129
Computers, related equipment and purchased software	211,956	156,934
Furniture	20,781	19,814
Construction-in-progress	16,750	26,530

	543,853	485,682
Accumulated depreciation and amortization	(173,136)	(122,820)

	$370,717	$362,862

4.	Commitments and Contingencies

      The following summarizes our commitments and contingencies at April 30, 2004, and the effect such obligations may have on our future periods, (in thousands):

	Payments Due by Period

Commitments & Contingencies:	2005	2006	2007	2008	2009	Thereafter	Total

Facilities operating lease payments(1)	$11,790	$9,306	$5,702	$4,402	$4,158	$7,417	$42,775
Equipment operating lease payments	2,549	2,415	1,462	211	97	—	6,734
Venture capital funding commitments(2)	549	548	549	536	523	1,045	3,750
Purchase commitments and other(3)	720	720	600	—	—	—	2,040
Communications & maintenance(4)	5,793	3,691	185	29	23	—	9,721
Estimated contingent lease payments	262	239	316	327	370	680	2,194

Total Commitments & Contingencies	$21,663	$16,919	$8,814	$5,505	$5,171	$9,142	$67,214

	Amount of Commitment Expiration Per Period

Other Commercial Commitments:	2005	2006	2007	2008	2009	Thereafter	Total

Letters of credit(6)	$1,265	$—	$—	$—	$—	$337	$1,602
Restricted cash(7)	759	808	498	435	157	78	2,735

Total Commercial Commitments	$2,024	$808	$498	$435	$157	$415	$4,337

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are also leased under operating leases which expire through fiscal 2019. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the option to renew the lease. Our future operating lease obligations would change if we were to exercise these renewal options and if we were to enter into additional operating lease agreements. Certain real estate operating sub-lease income of $309 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude the leases impacted by the restructurings and include only rent lease commitments that are over one year. Total rent expense for all facilities was $15,405, $12,609, and $18,150 for the years ended April 30, 2004, 2003, and 2002, respectively. Rent expense under certain of our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as long-term obligations in the accompanying consolidated balance sheets.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other include facilities-related and utilities usage minimum commitment and exclude purchases of goods and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes costs that are not reasonably estimable at this time.

(4)	Under certain communications contracts with major telephone companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in January 2009.

(5)	In fiscal 2002, we terminated our operating lease obligations for our Sunnyvale headquarters site by purchasing the land and buildings for $249,840. As a result of headcount reductions in fiscal 2002, we are not currently utilizing certain existing spaces at our California headquarters site. Additionally, we have also exited office spaces under non-cancellable leases in other locations both in the U.S. and Europe. If we are unable to successfully sublease our vacated and unoccupied office space under operating leases, we would be obligated to pay $2,193 million in excess of the liability recorded in our restructuring reserves. See “Note 12 — Restructuring Charges.”

(6)	The amounts outstanding under these letters of credit relate to workers’ compensation, customs guarantee and a foreign lease.

(7)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements.

      In May 2000, we entered into a split dollar insurance arrangement with Daniel J. Warmenhoven. Under the arrangement, we will pay the annual premiums on several insurance policies on the life of the survivor of Mr. Warmenhoven and his wife Charmaine Warmenhoven, and Mr. Warmenhoven will pay us each year for a portion of those premiums equal to the economic value of the term insurance coverage provided him under the policies. For each of the 2001, 2002, 2003 and 2004 fiscal years, we paid an aggregate net annual premium on these split dollar polices in the amount of approximately $2,050. In April 2004, we paid $1,860 annual premium on these policies for fiscal year 2005. Under the arrangement, we will be reimbursed for all premium payments made on those policies, and it is intended that we will be reimbursed not later than May 2005. The policies are owned by a family trust established by Mr. Warmenhoven, and upon the death of the survivor of Mr. Warmenhoven and his wife or any earlier cash-out of the policies, we will be entitled to a portion of the insurance proceeds or cash surrender value of the policies equal to the net amount of cumulative premiums paid on those policies by us, and the balance will be paid to the trust. We have obtained a collateral assignment of the policies as a security interest for our portion of the proceeds or cash surrender value payable to us under the policies, and neither Mr. Warmenhoven nor the trust may borrow against the policies while that security interest remains in effect. The arrangement is terminable by us upon thirty (30)-days prior notice, and such termination will trigger a refund of the net cumulative premiums paid by us on the policies.

      From time to time, we have committed to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

      We are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

5.	Line of Credit

      In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in December 2004, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender’s “prime” lending rate, such rate determined at our discretion. As of April 30, 2004, the amounts drawn under the various letters of credit amounted to $1,602 relating primarily to workers’ compensation and a foreign lease.

      We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $185,000, of which $24,024 was available at April 30, 2004.

6.	Stockholders’ Equity

      Preferred Stock — Our Board of Directors has the authority to issue up to 5,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

      Stock Option Plans — In September 1995, we adopted the 1995 Stock Incentive Plan (the “1995 Plan”). All outstanding options issued under a previous option plan were incorporated into the 1995 Plan upon the effectiveness of our initial public offering.

      Under the 1995 Plan, the Board of Directors may grant to employees, directors and consultants options to purchase shares of our common stock. The 1995 Plan is comprised of three separate equity incentive programs: (i) the Discretionary Option Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Salary Investment Option Grant Program under which the company’s officers and other highly-compensated employees may elect to have a portion of their base salary reduced in return for stock options and (iii) the Stock Issuance Program under which eligible persons may be issued shares of Common Stock directly. Options granted under the 1995 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than ten years after the date of grant.

      In April 1997, the Board of Directors adopted the Special Non-officer Stock Option Plan (the “Non-officer Plan”) which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Non-officer Plan allows only for the issuance of nonqualified options to non-officer employees.

      In August 1999, the Board of Directors adopted the 1999 Stock Option Plan (the “1999 Plan”), which is comprised of three separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals during the service period at a fixed price per share, (ii) the Stock Issuance Program under which eligible individuals may be issued shares of Common Stock directly; and (iii) the Automatic Option Grant Program under which nonemployee board members will automatically receive option grants at designated intervals over their period of board service.

      The 1999 Plan supplements the existing 1995 Plan and Non-officer Plan and those plans will continue to remain in full force and effect until all available shares have been issued under each such plan. However, an

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automatic Option Grant Program previously in effect under the 1995 Plan terminated as of October 26, 1999, and all automatic option grants made to nonemployee board members on or after that date will be made under the 1999 Plan.

      Under the 1999 Plan, the Board of Directors may grant to employees, directors and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options will have a term of ten years after the date of grant, subject to earlier termination upon the occurrence of certain events. In fiscal 2003, the 1999 Plan was amended to increase the share reserve by an additional 14,000 shares of common stock and effect certain changes to the Automatic Option Grant Program in effect for the nonemployee members of the Board of Directors. In fiscal 2004, the 1999 Plan was amended to create the Stock Issuance Program, whereby eligible individuals may be issued shares of common stock directly, either through the issuance or immediate purchase of these shares or as a bonus for services rendered.

      Options granted under the 1999 Plan are subject to the cancellation/regrant program with the following limitations: (i) only options held by employees who are neither executive officers nor members of the board can be repriced; and (ii) the total number of repriced options will not exceed 10% of the total number of shares of common stock authorized for issuance under the 1999 Plan. There have been no repricings to date under any of the Plans.

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

      In fiscal 2004, under terms of the Spinnaker merger agreement we acquired Spinnaker for 12,377 shares of common stock and assumed options to purchase 2,942 shares of common stock in connection with the Spinnaker 2000 Stock Plan. Outstanding options and restricted stock units were exchanged pursuant to the terms of the merger agreement. The options and restricted stock units granted under this plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. The options expire not more than ten years from the date of grant.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available	Number	Exercise
	for Grant	of Shares	Price

Balances, April 30, 2001 (30,285 options exercisable at a weighted average exercise price of $9.01)	14,082	72,564	$21.50
Shares reserved for plan	13,400	—	—
Options granted (weighted average fair value of $10.03)	(16,444)	16,444	16.15
Options exercised	—	(5,291)	3.40
Options canceled	4,198	(4,198)	37.04

Balances, April 30, 2002 (42,664 options exercisable at a weighted average exercise price of $16.06)	15,236	79,519	20.74
Shares reserved for plan	14,000	—	—
Options expired	(215)	—	—
Options granted (weighted average fair value of $5.65)	(10,616)	10,616	10.25
Options exercised	—	(4,130)	3.40
Options canceled	5,341	(5,341)	27.66

Balances, April 30, 2003 (52,744 options exercisable at a weighted average exercise price of $18.97)	23,746	80,664	19.79
Assumed Spinnaker options registered	2,942	—	—
Options expired	(33)	—	—
Options granted (weighted average fair value of $8.54)	(7,884)	7,884	18.98
Assumed Spinnaker options issued (weighted average fair value of $18.08)	(1,376)	1,376	21.78
Assumed Spinnaker Restricted Stock Units issued (weighted average fair value of $23.63)	(345)	345	—
Options exercised	—	(9,684)	6.79
Options canceled	3,734	(3,734)	30.52

Balances, April 30, 2004	20,784	76,851	$20.78

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional information regarding options outstanding as of April 30, 2004 is as follows:

				Options Outstanding
							Options Exercisable
					Weighted
					Average	Weighted		Weighted
				Number	Remaining	Average		Average
				Outstanding at	Contractual	Exercise	Number	Exercise
Range of Exercise Prices				April 30, 2004	Life	Price	Exercisable	Price

					(In years)
$		— –	$ —	345	3.83	$—	—	$—
	0.0	1 –	4.34	9,078	3.55	2.72	8,826	2.77
	4.4	2 –	9.20	7,720	4.67	5.71	7,185	5.54
	9.8	0 –	10.51	7,994	8.11	10.08	3,328	10.16
	10.6	1 –	12.25	7,923	6.03	11.54	6,564	11.50
	12.5	2 –	15.71	9,759	7.66	15.14	4,955	14.95
	15.7	2 –	20.16	11,482	6.63	18.82	8,987	18.90
	20.5	2 –	23.71	8,321	8.54	21.99	2,695	21.99
	23.7	8 –	53.91	8,525	6.34	41.83	7,163	44.73
	53.9	4 –	121.69	5,366	6.26	75.30	4,923	75.93
	122.1	9 –	122.19	338	6.42	122.19	297	122.19

$		— –	$122.19	76,851	6.43	$20.78	54,923	$21.98

      Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates. In fiscal 2004, the plan was amended to increase the share reserve by an additional 1,000 shares of common stock. Of the 14,600 shares authorized to be issued under this plan, 4,671 shares were available for issuance at April 30, 2004, 1,486, 1,414, and 1,094 shares were issued in fiscal 2004, 2003, and 2002, respectively, at a weighted average price of $10.62, $10.74, and $14.60 respectively.

      Stock Repurchase Program — On May 13, 2003, we announced that the Board of Directors approved a $150,000 stock repurchase program to purchase shares of our outstanding common stock in the open market.

      During fiscal 2004, we repurchased 6,853 shares of our common stock at an aggregate cost of $136,172. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. On May 18, 2004, we announced that the Board authorized an expansion of the program to purchase an additional $200,000 of outstanding common stock. Total authorized stock purchase spending may be up to $350,000. The stock repurchase program may be suspended or discontinued at any time. The duration of the repurchase program is open-ended. Under the program, Network Appliance, Inc. may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

      Deferred Stock Compensation — Deferred stock compensation is recorded for the grant of stock awards or shares of restricted stock to employees at exercise prices deemed to be less than the fair value of our common stock on the grant date. Deferred stock compensation is also recorded for retention escrow shares withheld in accordance with the merger agreement. See Note 11. Deferred stock compensation is adjusted to reflect cancellations and forfeitures due to employee terminations as they occur. We recorded $28,617, $1,171, and $1,301 of deferred stock compensation in fiscal 2004, 2003 and 2002, respectively, primarily related to the recognition of stock compensation of unvested options assumed and retention escrow shares withheld in the Spinnaker acquisition totaling $25,892, restricted stock awards to certain employees and the grant of stock options below fair value to certain highly compensated employees. We reversed $3,235, $1,612 and $5,381 of

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred compensation in fiscal 2004, 2003, and 2002, respectively, due to employee terminations. The reversals were primarily related to the forfeiture of unvested options assumed in the WebManage and Spinnaker acquisitions as a result of employee terminations.

      Under terms of the 1995 Plan, highly compensated employees as defined by our management are eligible to contribute between $15 and $75 in annual salary for the rights to be granted nonqualified stock options. The exercise price discount from fair market value, which is equal to the amount of salary contributed, has been recorded as deferred stock compensation expense. The deferred stock compensation expense is amortized ratably over a one-year period. Additionally, under the 1995 Stock Issuance Program, certain eligible persons may be issued shares of common stock directly. During fiscal 2004, 120 shares of restricted stock awards are issued to certain employees. The exercise price discount from fair market value of these shares has been recorded as deferred stock compensation expense, which was being amortized ratably over its respective vesting periods, between three to four years.

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

      We recorded $498 and $748 in compensation expense in fiscal 2004 and 2003, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. The 100 common shares under the 1999 Plan were granted at an exercise price of $15.72 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48 month period measured from the grant date.

      We recorded $3,397, $1,973 and $4,187 in compensation expense for fiscal 2004, 2003 and 2002, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the WebManage and Spinnaker acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant and the award of restricted stock to certain employees. Estimated future deferred stock compensation amortization for fiscal 2005, 2006, 2007 and 2008 are expected to be $7,768, $6,753, $5,142 and $3,685, respectively, and none thereafter.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

      Income before income taxes is as follows:

	Years Ended April 30,

	2004	2003	2002

Domestic	$73,991	$43,793	$(30,482)
Foreign	96,463	54,022	33,015

Total	$170,454	$97,815	$2,533

      The provision for income taxes consists of the following:

	Years Ended April 30,

	2004	2003	2002

Current:
Federal	$51,687	$23,121	$(3,141)
State	536	4,406	(134)
Foreign	(8,881)	12,863	5,356

Total current	43,342	40,390	2,081

Deferred:
Federal	(24,817)	(18,528)	1,552
State	(158)	(519)	(4,133)

Total deferred	(24,975)	(19,047)	(2,581)

Provision (benefit) for income taxes	$18,367	$21,343	$(500)

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended April 30,

	2004	2003	2002

Tax computed at federal statutory rate	$59,659	$34,236	$886
State income taxes, net of federal benefit	245	(727)	(2,774)
Federal credits	946	(3,858)	(3,543)
Tax exempt interest	—	(2)	(582)
In process research and development	1,729	—	—
Goodwill amortization	—	—	5,098
Deferred acquisition costs	—	322	1,056
Foreign earnings in lower tax jurisdiction	(27,352)	(7,978)	(1,469)
Dutch ruling benefit	(16,831)	—	—
Other	(29)	(650)	828

Provision (benefit) for income taxes	$18,367	$21,343	$(500)

      The income tax benefit associated with dispositions from employee stock transactions of $49,535, $18,458 and $4,952, respectively, for fiscal 2004, 2003 and 2002, were recognized as additional paid-in capital.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of our deferred tax assets and liabilities are as follows:

	Years Ended April 30,

	2004	2003

Deferred Tax Assets:
Inventory reserves and capitalization	$12,597	$9,914
Reserves and accruals not currently deductible	13,929	13,368
Net operating loss and credit carryforwards	328,113	336,037
Deferred stock compensation	2,233	4,830
Deferred revenue	59,846	31,494
Capitalized research and development expenditures	11,043	16,705
Write-down of investments	3,468	3,237
Unrealized loss on investments	423	(572)
Other	—	756

Gross deferred tax assets	431,652	415,769
Valuation allowance	(307,368)	(336,037)

Total deferred tax assets	124,284	79,732
Deferred Tax Liabilities:
Depreciation	(3,516)	(2,286)
State deferred taxes	(8,359)	(8,197)
Acquisition intangibles	(9,682)	(1,174)
Other	(4,933)	—

Total deferred tax liabilities	(26,490)	(11,657)

Net deferred tax assets	$97,794	$68,075

      Current net deferred tax assets are $24,163 and $27,444 as of fiscal 2004 and 2003, respectively. Non-current net deferred tax assets for fiscal 2004 and 2003 are $73,631 and $40,631, respectively, and are included in other assets within the accompanying consolidated balance sheets.

      During fiscal 2004, our Netherlands subsidiary received a favorable tax ruling from the Dutch tax authorities. The ruling is retroactive to May 1, 2000 and will expire on December 31, 2005. During fiscal 2004, we received substantial refunds of prior years’ tax payments that relate to the retroactive application of this ruling. The ruling resulted in a $16,831 benefit which was reported in the second quarter of fiscal 2004.

      As of April 30, 2004, the federal and state net operating loss carryforwards for income tax purposes were approximately $730,908 and $198,646, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2011 and the state net operating loss carryforwards will begin to expire in fiscal 2006. As of April 30, 2004, we had federal and state credit carryforwards of approximately $38,032 and $35,117, respectively, available to offset future taxable income. The federal and state credit carryforwards will begin to expire in fiscal 2008.

      During fiscal 2004, as part of our acquisition of Spinnaker, we acquired approximately $52,000 and $12,000 of federal and state net operating losses, respectively, and $2,600 of federal credits that were realized as deferred tax assets upon acquisition. While these attributes are subject to limitation under IRC § 382, given certain available built-in gains within Spinnaker, it is expected that utilization of these deferred tax assets will occur. We also established a valuation reserve of $2,400 against a portion of the state net operating loss carryforwards of Spinnaker. If utilized, these attributes will be treated as a reduction in acquired goodwill.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have provided a valuation allowance on certain of our deferred tax assets related to net operating losses and credit carryforwards attributable to the exercise of employee stock options because of uncertainty regarding their realizability of approximately $304,968 and $336,037 at the end of fiscal 2004 and 2003, respectively. If recognized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision. During fiscal 2004, we utilized approximately $31,069 of this previously recorded valuation allowance with a corresponding increase to shareholders’ equity.

      We have not provided for U.S. federal income and foreign withholding taxes on the investment basis differential of our foreign subsidiaries that are not expected to reverse in the foreseeable future and are expected to be essentially permanent in duration of approximately $198,000.

8.	Segment, Geographic and Customer Information

      Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment: the design, manufacturing, marketing and technical support of high-performance networked storage solutions. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment as all the geographic operating segments identified can be aggregated into one reportable segment. For the years ended April 30, 2004, 2003 and 2002, we recorded revenue from customers throughout the U.S. and Canada; Europe; Latin America, Australia and Asia Pacific.

      The following presents total revenues for the years ended April 30, 2004, 2003, and 2002 by geographic area and long-lived assets as of April 30, 2004 and 2003 by geographic area.

	Years Ended April 30,

	2004	2003	2002

Total Revenues:
United States	$619,309	$516,908	$463,162
International	$551,001	375,160	335,207

Total revenues	$1,170,310	$892,068	$798,369

Long-lived Assets:
United States	$772,958	$451,473
International	15,072	14,208

Total Long-lived Assets	$788,030	$465,681

      Total revenues above are attributed to regions based on customers’ shipment locations.

      International sales include export sales primarily to the United Kingdom, Germany, Japan, France, the Netherlands, Switzerland, Canada and Australia. No single foreign country accounted for 10% or more of total revenues in fiscal 2004, 2003, and 2002.

      No customer accounted for 10% or more of total revenues in fiscal 2004, 2003, or 2002.

9.	Fair Value of Financial Instruments

      The fair values of cash and cash equivalents, short-term investments and restricted cash reported in the consolidated balance sheets approximate their carrying value. The fair value of short-term investments and foreign exchange contracts are carried at fair value is based on quoted market prices. Other investments in

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity securities included in other assets comprise investments in companies in the volatile high-technology market and their carrying value of $1,593 at April 30, 2004 and $909 at April 30, 2003 approximates their fair values.

      We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange and currency option contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.

      The forward foreign exchange contracts require us to exchange foreign currencies for U.S. dollars or vice versa and generally mature in less than one year. Option contracts give us the option whether to exchange such currencies, which we would do only when they are economically beneficial. As of April 30, 2004, we had $160,875 of outstanding foreign exchange contracts (including $8,178 of option contracts) in Australian Dollars, British Pounds, Canadian Dollars, Danish Krone, European Currency Units, South African Rand and Swiss Francs, that all had remaining maturities of four months or less. As of April 30, 2003, we had $117,468 of outstanding foreign exchange contracts in Australian Dollars, British Pounds, Swiss Francs, Canadian Dollars and European Currency Units, that all had remaining maturities of five months or less. For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in earnings. The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. For the cash flow hedges, the related gains or losses are included in other comprehensive income. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At April 30, 2004 and 2003, the estimated notional fair values of forward foreign exchange contracts were $160,976 and $117,516, respectively. Unrealized gains or losses on foreign exchange contracts were not significant at April 30, 2003. The fair value of foreign exchange contracts is based on prevailing financial market information. Other than foreign exchange contracts, we have not entered into any other material financial derivative instruments.

10.	Employee Benefit Plan

      We have established a 401(k) tax-deferred savings plan (“Savings Plan”). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $1,326, $1,315 and $1,235 for fiscal 2004, 2003, and 2002, respectively to the Savings Plan.

11.	Business Combination

      On February 18, 2004, we acquired Spinnaker for approximately $305,523 (including estimated transaction costs of $2,985) in an all stock transaction, through the merger of Nagano Sub, Inc., a wholly owned subsidiary of Network Appliance, with and into Spinnaker (the “Merger”).

      Spinnaker provides scalable system architectures, distributed file systems, next-generation clustering technologies, and virtualization. The combination of NetApp unified storage and data management solutions with advanced distributed storage technologies acquired from Spinnaker will further our strategy to deliver Storage Grid solutions as the foundation for data infrastructures of the future. In the near term, the Spinnaker acquisition will allow us to target markets with customers who are already deploying such grid like architecture with large-scale Linux farms for high performance computing applications in industry markets such as Energy, Entertainment and Federal Government.

      The acquisition was accounted for as a purchase transaction. Under terms of the merger agreement, we acquired Spinnaker for 12,377 shares of common stock and assumed options to purchase 2,942 shares of common stock pursuant to the Spinnaker 2000 Stock Plan. Of the 2,942 Spinnaker options assumed, 1,721 options were granted on the acquisition date. We also advanced $5,000 as a bridge loan, incurred certain transaction costs of $2,985 and assumed certain operating assets and liabilities. There was no contingent consideration provision under the terms of the Spinnaker merger agreement.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with the merger agreement, 1,229 indemnity escrow shares (the number of merger shares multiplied by 10%) were withheld in escrow relative to the Spinnaker acquisition. The indemnity escrow indemnifies any claims in connection with the breach of any warranty, representation, covenant or agreement pursuant to the merger agreement. These shares held in escrow pending resolution of representation and warranty provisions are included in the purchase price consideration. Such representation and warranty provisions lapse within eighteen months following the close date.

      In accordance with the merger agreement, 362 retention escrow shares (the number of shares issued to certain core employees shares multiplied by 20%) were withheld in escrow relative to the Spinnaker acquisition. The 20% core employees retention shares are subject to continued employment and restriction. We accounted for the core employees escrow in accordance with EITF No. 95-8 “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination,” and recorded the intrinsic value of the retention escrow shares as deferred stock compensation and not additional purchase price. Such deferred stock compensation of $8,550 will be amortized over the expected service period, 25% on the first anniversary of the closing date and 25% on the second anniversary and 50% on the third anniversary.

      The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. The allocation presented here is preliminary and is subject to change as additional information is received. Any adjustments to these amounts will be accounted for as a change to goodwill.

      Approximately $4,940 was allocated to acquired in-process research and development (“IPR&D”) and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired IPR&D into commercially viable products, estimating the resulting after-tax net cash flows (“free cash flow”) from such projects, and discounting the free cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired IPR&D. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Following the acquisition, costs incurred prior to establishment of technological feasibility are charged to research and development expense. Such costs have not been material through April 30, 2004 and are not expected to be material in fiscal 2005.

      The total purchase prices and allocation among the fair value of tangible and intangible assets and liabilities acquired in the Spinnaker transaction (including purchased in-process technology) are summarized as follows (in thousands):

Spinnaker

Total Purchase Price:
Value of shares issued	259,518
Value of options assumed	43,094
Transaction costs	2,985

$305,597

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amortization Period
		(Years)

Purchase Price Allocation:
Fair value of tangible assets acquired	$4,771
Intangible assets:
Existing Technology	17,160	5
Trademarks/ Tradenames	280	3
Customer Contracts/ Relationships	1,100	1.5
Covenants Not to Compete	7,610	1.5
Goodwill	243,604
In-process R&D	4,940	Expensed
Fair value of liabilities assumed	(7,032)
Deferred stock compensation	25,892
Deferred income taxes	7,272

	$305,597

      In accordance with FASB interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options, restricted stock and core employees retention escrow shares assumed in the Spinnaker acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated to $25,892 is recorded in a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet and is being amortized over the vesting term of the related options and restricted stock/shares.

      In November 2000, we completed the acquisition of WebManage, a Chelmsford, Massachusetts-based software developer of content management, distribution, and analysis solutions. WebManage develops software that intelligently distributes content between various points on the Internet and enables organizations to plan, manage and deliver Internet/intranet services. The acquisition was accounted for as a purchase transaction. Under terms of the agreement, we acquired WebManage for $59,371 comprised of common stock, assumed options, and cash. We also had an obligation to provide shares of common stock to be valued at $3,000 if WebManage achieved certain performance criteria. WebManage met these performance criteria in March 2001 and as such, the contingent consideration was recorded as stock compensation in the fourth quarter of 2001. We also paid certain transaction costs and assumed certain operating assets and liabilities. In fiscal 2003, we reached a final settlement of the escrow arrangement under the WebManage acquisition agreement. We have determined the total amount of our losses under the settlement arrangement and 11 restricted shares were released from the escrow and delivered to Network Appliance, valued in the aggregate at $1,210 based on the fair market value of our common stock as of the date of the acquisition. Accordingly, an adjustment was made to the cost of the WebManage acquisition. The balance of the escrow shares has been distributed to former shareholders of WebManage in proportion to their share ownership in WebManage, as provided in the original merger agreement.

      In June 2000, we completed the acquisition of Orca, a Waltham, Massachusetts-based developer of high performance Virtual Interface (VI) Architecture software for enterprise-class UNIX and Windows systems. The acquisition was accounted for as a purchase transaction. Under terms of the agreement, we acquired Orca for $50,037 comprised of common stock, assumed options and cash, with an obligation to provide up to 264 shares of common stock, which resulted in additional stock compensation charges relative to milestones achievement. Orca met certain performance criteria and as such, we issued and recorded during fiscal 2003 and 2002 an additional 99 and 165 shares of common stock. The fair market value of such shares of $921 and

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3,015, respectively, was measured on the date Orca met the performance criteria and was recognized as stock compensation in fiscal 2003 and 2002. There are no additional performance milestones remaining. We also paid certain transaction costs and assumed certain operating assets and liabilities.

      The operating results of Spinnaker have been included in the condensed consolidated statements of income since its acquisition date. The following unaudited pro forma consolidated amounts give effect to this acquisition as if it had occurred on May 1, 2003 and May 1, 2002, respectively, by consolidating the results of operations of Spinnaker with our results for the years ended April 30, 2004 and 2003.

	Years Ended April 30,

	2004	2003

	(In thousands)
Total Revenues	$1,174,668	$892,433
Net Income	$136,012	$56,414
Net Income per share:
Basic	$0.38	$0.16

Diluted	$0.36	$0.16

Shares used in per share calculation:
Basic	356,562	349,644

Diluted	376,061	362,701

      The pro-forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, stock compensation, contingently issuable shares, common stock, assumed options and restricted stocks/shares in connection with the acquisitions. In addition, a benefit for taxes was recorded to reflect the impact of the pro forma adjustments and assumed utilization of Spinnaker’s net operating losses by Network Appliance using the federal and state tax rates. The $4,940 charge for purchased in-process research and development from Spinnaker has been excluded from the pro-forma results, as it is a material nonrecurring charge.

      The pro forma basic earnings per share is based on (1) the historical weighted average number of shares of Network Appliance outstanding, plus (2) approximately 12.4 million newly issued Network Appliance shares issued to former stockholders of Spinnaker upon the consummation of the transaction. The basic calculation gives effect to shares issued as if the transaction took place at the beginning of the periods presented.

      The pro forma diluted earnings per share was based on the pro forma basic earnings calculations for each of Network Appliance and Spinnaker adjusted for the dilutive common stock equivalents outstanding during the period using the treasury stock method. The dilution for the options and restricted stock assumed from Spinnaker was calculated using the treasury method and was based on the number of stock options and the exercise price assumed by Network Appliance and adjusted by the option exchange ratio of 0.1471 for Spinnaker option and restricted stock holders. In addition, the remaining unearned deferred compensation recorded as a result of the Spinnaker acquisition was considered as proceeds for the purposes of the treasury stock method, which resulted in a lower number of dilutive share equivalents. The pro forma basic and diluted earnings per share are not indicative of future earnings per share results.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring Charges

Fiscal 2002 Second Quarter Restructuring Plan

      In August 2001, we implemented a restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our then current revenue levels. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we incurred a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance of $848 at April 30, 2004 is included in other accrued liabilities.

      During fiscal 2002, we purchased our Sunnyvale headquarters site and terminated the operating leases. As a result, an adjustment was made to reduce the previously recorded estimated facilities lease losses by $1,509. During fiscal 2003 and 2002, we recorded a net restructuring adjustment of $(334) and $95 due to changes in the estimated costs of certain actions and final resolution of certain restructuring activities. In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $432 as of April 30, 2004 to be payable through January 2006.

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2004, 2003 and 2002:

	Severance-	Fixed
	Related	Assets
	Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500
Cash payments and others	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	$717	$—	$131	$848

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

      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $923 and $1,327, primarily relating to sublease assumptions for our engineering facility. Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense, should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased as anticipated, we will be obligated for additional total lease payments of $1,761 as of April 30, 2004 to be payable through November 2010.

      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2004, 2003 and 2002:

	Severance-	Fixed
	Related	Assets
	Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)
Adjustments	—	—	—	—

Reserve balance at April 30, 2002	184	—	4,532	4,716
Cash payments and others	(77)	—	(991)	(1,068)
Non-cash portion	—	—	—	—
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments and others	—	—	(690)	(690)
Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	$—	$—	$5,208	$5,208

      Of the reserve balances at April 30, 2004 and 2003, $667 and $1,485, respectively, were included in other accrued liabilities and the remaining $4,541 and $3,086, respectively, were classified as long-term obligations.

13.	Goodwill and Purchased Intangible Assets

      We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective May 1, 2002. Upon adoption of SFAS No. 142, we discontinued the amortization of our recorded goodwill and assembled workforce of $49,422 as of that date, identified our reporting units based on our current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. We concluded that our reporting units are the same as our operating segments. Under SFAS No. 142, goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. As of May 1, 2002, this evaluation indicated that the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of April 30, 2004 and 2003, respectively, there had been no impairment of goodwill and intangible assets.

      In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our purchased intangible assets and determined that they continued to be appropriate except for acquired workforce, net of deferred tax liabilities of $502, which was reclassified into goodwill.

      In fiscal 2003, we reached a final settlement of the escrow arrangement under the WebManage acquisition agreement. We have determined the total amount of our losses under the settlement arrangement and 11 restricted shares were released from the escrow and delivered to Network Appliance, valued in the aggregate at $1,210 based on the fair market value of our common stock as of the date of the acquisition. Accordingly, an adjustment was made to goodwill relating to the WebManage acquisition. The balance of the

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

escrow shares has been distributed to former shareholders of WebManage in proportion to their share ownership in WebManage, as provided in the original merger agreement.

      During the fourth quarter of fiscal 2004, we acquired Spinnaker and recorded goodwill of $243,604 resulting from the allocation of the purchase price. See Note 11 Business Combination.

      A reconciliation of our previously reported net income and net income per share to amounts for the exclusion of goodwill amortization net of the related income tax effect follows:

	Years Ended April 30,

	2004	2003	2002

Net income, as reported	$152,087	$76,472	$3,033
Add: Goodwill amortization, including acquired workforce	—	—	15,169

Adjusted net income	$152,087	$76,472	$18,202

Basic net income per share, as reported	$0.44	$0.23	$0.01
Goodwill amortization, including acquired workforce	—	—	0.04

Adjusted basic net income per share	$0.44	$0.23	$0.05

Diluted net income per share, as reported	$0.42	$0.22	$0.01
Goodwill amortization, including acquired workforce	—	—	0.04

Adjusted diluted net income per share	$0.42	$0.22	$0.05

      Intangible assets balances are summarized as follows:

	April 30, 2004

	Amortization	Gross	Accumulated	Net
	Period (Years)	Assets	Amortization	Assets

	(In thousands)
Intangible assets:
Patents	5	$9,145	$(1,633)	$7,512
Existing technology	5	33,525	(17,080)	16,445
Trademarks/ Tradenames	3	280	(19)	261
Customer Contracts/ Relationships	1.5	1,100	(153)	947
Covenants Not to Compete	1.5	7,610	(1,057)	6,553

Total Intangible assets, net		$51,660	$(19,942)	$31,718

	April 30, 2003

	Amortization	Gross	Accumulated	Net
	Period (Years)	Assets	Amortization	Assets

	(In thousands)
Intangible assets:
Patents	—	$130	$(130)	$—
Existing technology	3	16,365	(13,411)	2,954

Total Intangible assets, net		$16,495	$(13,541)	$2,954

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense for identified intangibles is summarized below:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Patents	$1,503	$—	$—
Existing technology	3,669	5,478	5,726
Other identified intangibles	1,229	—	—

	$6,401	$5,478	$5,726

      During the first quarter of fiscal 2004, we acquired additional patents intended to enhance our technology base to build next-generation network-attached storage (“NAS”,) storage area network (“SAN”,) and fabric-attached storage (“FAS”) systems for the benefit of our enterprise customers. The costs of such patents for use in research and development activities that have alternative future uses have been capitalized and amortized as intangible assets in accordance with APB Opinion No. 17 “Intangible Assets.” Capitalized patents are amortized over an estimated useful life of five years as research and development expenses.

      Existing technology is amortized as cost of product revenue. Existing technology from the WebManage acquisition is fully amortized at April 30, 2004

      During the fourth quarter of fiscal 2004, we acquired Spinnaker and recorded goodwill and identifiable intangible assets resulting from the allocation of the purchase price. Intangible assets include acquired existing technology of $17,160, trademarks/tradenames of $280, customer contracts/relationships of $1,110 and covenants not to compete for $7,610.

      Trademarks and tradenames are amortized over an estimated useful life of three years in sales and marketing expenses. Customer contracts and relationships are amortized over an estimated useful life of eighteen months in sales and marketing expenses.

      Covenants not to compete are amortized over an estimated useful life of eighteen months in general and administrative expenses.

      Based on the identified intangible assets (including patents) recorded at April 30, 2004, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Year Ending April,	Amount

2005	$11,135
2006	7,022
2007	5,309
2008	5,235
2009	3,017
Thereafter	—

Total	$31,718

14.	Guarantees

      As of April 30, 2004, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee, and restricted cash, which were related to facility lease requirements, service performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $4,338 and $2,630 as of April 30, 2004 and 2003, respectively. Of this maximum exposure, $2,736 and $1,142 of restricted cash was classified under Prepaid Expense and Other Assets on our balance sheet at April 30, 2004 and 2003,

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. We have not recorded any liability at April 30, 2004 and 2003, respectively, related to these guarantees.

      As of April 30, 2004, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $160,976. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

      We offer both recourse and non-recourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of April 30, 2004 and 2003, the maximum recourse exposure under such leases totaled approximately $6,755 and $4,940, respectively. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

      We do not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to our extensive product quality program and processes and because our global customer service inventories utilized to correct product failures are carried at zero cost.

      We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify the other party, primarily our customers or business partners or subcontractors for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight line basis. We have not been required to make material payments pursuant to these provisions historically. We have not identified any losses that are probable under these provisions and, accordingly, we have not recorded a liability related to these indemnification provisions.

15.	Subsequent Events

      On May 18, 2004, we announced that the Board has authorized an expansion of the stock repurchase program to purchase up to $200,000 of outstanding common stock. The duration of the repurchase program is open-ended. Under the program, Network Appliance, Inc. could purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)

	Year Ended April 30, 2004

	Q1	Q2		Q3	Q4

Total revenues	$260,509	$275,550		$297,287	$336,964
Gross margin	156,123	165,063		180,123	203,212
Net income	27,073	48,413	(1)	40,152	36,449	(2)
Net income per share, basic	0.08	0.14	(1)	0.12	0.10	(2)
Net income per share, diluted	0.08	0.13	(1)	0.11	0.10	(2)

	Year Ended April 30, 2003

	Q1	Q2	Q3	Q4

Total revenues	$206,828	$215,171	$228,464	$241,605
Gross margin	127,715	132,990	138,688	147,033
Net income	16,165	15,813	19,671	24,823
Net income per share, basic	0.05	0.05	0.06	0.07
Net income per share, diluted	0.05	0.05	0.06	0.07

(1)	Includes a benefit from a favorable Dutch tax ruling of $16,831 or $0.05 per share, see Note 7.

(2)	Includes Spinnaker ongoing operating expenses, Spinnaker acquisition-related amortization expenses and higher commission expenses due to increased revenue.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In May 2003, we implemented new enterprise-wide software, as well as new business processes and procedures to support the software. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. The new software and processes have been used to record and report our fiscal 2004 financial results.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Definitive Proxy Statement which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

      We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is available on our website at http://www.netapp.com

Item 11.	Executive Compensation

      Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

      With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report of Form 10-K, Network Appliance’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — April 30, 2004 and 2003

Consolidated Statements of Income for the years ended April 30, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended April 30, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedule

      The following financial statement schedule of the Company is filed in Part IV, Item 15(d) of this Annual Report on Form 10-K:

      Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

      (a)(3) Exhibits

      The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit
No.		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(1)*	The Company’s Employee Stock Purchase Plan.
10	.2(2)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)*	The Company’s 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
21.1		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Registration Statement on Form S-8 dated November 26, 2001.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      On February 17, 2004, we furnished (but did not file) a report on Form 8-K relating to financial information for Network Appliance for the three and nine-month ended January 30, 2004 and forward-looking statements relating to fiscal year 2004, as presented in a press release of February 17, 2004.

      On February 27, 2004, we filed a report on Form 8-K relating to the completion of the acquisition of Spinnaker Networks, Inc.

      On April 26, 2004 we filed a report on Form 8-K/ A relating to pro forma financial information pursuant to the Spinnaker Networks, Inc. acquisition for the period ended January 30, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2004.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Chief Executive Officer, Director (Principal Executive Officer)	June 29, 2004

/s/ DONALD T. VALENTINE Donald T. Valentine	Chairman of the Board, Director	June 29, 2004

/s/ STEVEN J. GOMO Steven J. Gomo	Senior Vice President of Finance and Chief Financial Officer	June 29, 2004

/s/ SANJIV AHUJA Sanjiv Ahuja	Director	June 29, 2004

/s/ CAROL A. BARTZ Carol A. Bartz	Director	June 29, 2004

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	June 29, 2004

Signature	Title	Date

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	June 29, 2004

/s/ ROBERT T. WALL Robert T. Wall	Director	June 29, 2004

/s/ DR. SACHIO SEMMOTO Dr. Sachio Semmoto	Director	June 29, 2004

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 29, 2004

NETWORK APPLIANCE, INC.

SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 2004, 2003 and 2002

	Balance at	Charged to		Balance
	Beginning	Costs and		at End of
Description	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts:
2004	$5,355	$(259)	$25	$5,071
2003	$8,416	$(1,696)	$1,365	$5,355
2002	$4,030	$7,549	$3,163	$8,416

EXHIBIT INDEX

Exhibit
No.		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(1)*	The Company’s Employee Stock Purchase Plan.
10	.2(2)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)*	The Company’s 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
21.1		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Registration Statement on Form S-8 dated November 26, 2001.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.