Form 10-Q
period 2004-07-30
NETWORK APPLIANCE INC
filed 2004-08-31
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended July 30, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Outstanding at
Class	July 30, 2004

Common Stock	357,676,696

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	July 30,	April 30,
	2004	2004

ASSETS
Current Assets:
Cash and cash equivalents	$228,045	$241,149
Short-term investments	598,596	566,816
Accounts receivable, net of allowances of $4,917 at July 30, 2004 and $5,071 at April 30, 2004	199,746	193,942
Inventories	34,710	34,109
Prepaid expenses and other	39,290	29,057
Deferred income taxes	24,719	24,163

Total current assets	1,125,106	1,089,236
Property and Equipment, net	392,588	370,717
Goodwill	291,816	291,816
Intangible Assets, net	28,935	31,718
Other Assets	82,642	93,779

	$1,921,087	$1,877,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,691	$52,719
Income taxes payable	15,172	16,033
Accrued compensation and related benefits	50,866	65,186
Other accrued liabilities	46,775	43,683
Deferred revenue	182,801	166,602

Total current liabilities	347,305	344,223
Long-Term Deferred Revenue	126,355	112,337
Long-Term Obligations	4,787	4,858

Total liabilities	478,447	461,418

Stockholders’ Equity:
Common stock	367	364
Additional paid-in capital	1,166,580	1,138,158
Deferred stock compensation	(20,775)	(23,348)
Treasury stock	(183,914)	(136,172)
Retained earnings	483,086	436,224
Accumulated other comprehensive loss	(2,704)	622

Total stockholders’ equity	1,442,640	1,415,848

	$1,921,087	$1,877,266

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended

	July 30,	August 1,
	2004	2003

Revenues:
Product revenue	$324,627	$235,786
Service revenue	33,794	24,723

Total revenues	358,421	260,509

Cost of Revenues:
Cost of product revenue	114,215	85,039
Cost of service revenue	29,248	19,347

Total cost of revenues	143,463	104,386

Gross margin	214,958	156,123

Operating Expenses:
Sales and marketing	103,311	79,356
Research and development	38,703	31,541
General and administrative	16,882	12,265
Stock compensation(1)	2,104	654

Total operating expenses	161,000	123,816

Income from Operations	53,958	32,307
Other Income (Expense), net:
Interest income	4,082	3,045
Other expenses, net	(912)	(47)
Net gain on investments	—	145

Total other income, net	3,170	3,143

Income before Income Taxes	57,128	35,450
Provision for Income Taxes	10,266	8,377

Net Income	$46,862	$27,073

Net Income per Share:
Basic	$0.13	$0.08

Diluted	$0.13	$0.08

Shares Used in per Share Calculations:
Basic	356,743	341,687

Diluted	372,974	358,497

(1) Stock compensation includes:

Sales and marketing	$510	$358
Research and development	1,384	192
General and administrative	210	104

	$2,104	$654

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Three Months Ended

	July 30,	August 1,
	2004	2003

Cash Flows from Operating Activities:
Net income	$46,862	$27,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,239	13,426
Amortization of patents	450	150
Amortization of intangible assets	2,333	1,364
Stock compensation	2,104	654
Net gain on investments	(29)	(145)
Allowance for doubtful accounts	(154)	(290)
Deferred rent	90	271
Changes in assets and liabilities:
Accounts receivable	(5,650)	9,638
Inventories	(3,330)	(5,796)
Prepaid expenses and other assets	(1,261)	(2,306)
Accounts payable	(1,028)	2,202
Income taxes payable	4,831	2,602
Accrued compensation and related benefits	(14,320)	(5,271)
Other accrued liabilities	3,669	(1,708)
Deferred revenue	30,217	14,912

Net cash provided by operating activities	78,023	56,776

Cash Flows from Investing Activities:
Purchases of short and long-term investments	(69,245)	(89,136)
Redemptions of short and long-term investments	35,645	92,581
Purchases of property and equipment	(33,285)	(12,318)
Proceeds from disposal of property and equipment	—	105
Proceeds from sales of investments	298	419
Purchase of patents	—	(9,015)
Purchases of equity securities	—	(325)

Net cash used in investing activities	(66,587)	(17,689)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	23,202	24,256
Repurchases of common stock	(47,742)	(26,825)

Net cash used in financing activities	(24,540)	(2,569)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,104)	36,518
Cash and Cash Equivalents:
Beginning of period	241,149	284,161

End of period	$228,045	$320,679

Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	$(546)	$1,668
Conversion of evaluation inventory to fixed assets	$2,729	$661
Income tax benefit from employee stock transactions	$5,692	$9,874
Supplemental cash flow information:
Income taxes paid	$6,826	$1,456

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data)
(Unaudited)

1.	The Company

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance offers unified storage solutions for the data-intensive enterprise. NetApp® network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise.

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

      We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first quarters of fiscal 2005 and 2004 were 13-week and 14-week fiscal periods, respectively.

      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2004. The results of operations for the three-month period ended July 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

3.	Use of Estimates

      The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; valuation of goodwill and intangibles; accounting for income taxes; inventory write-down; restructuring accruals; impairment losses on investments; accounting for stock-based compensation; and loss contingencies. Actual results could differ from those estimates.

4.	Derivative Instruments

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Balance Sheet. We utilize currency forward contracts and currency options to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three-month periods ended July 30, 2004 and August 1, 2003, net gains generated by hedged assets and liabilities totaled $1,288 and $2,447, respectively, and were offset by losses on the related derivative instruments of $2,216 and $2,618, respectively.

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

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For the three-month periods ended July 30, 2004 and August 1, 2003, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during the three-month periods ended July 30, 2004 and August 1, 2003.

We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Balance Sheet Components

Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	July 30,	April 30,
	2004	2004

Purchased components	$13,156	$13,296
Work in process	1,111	624
Finished goods	20,443	20,189

	$34,710	$34,109

Property and Equipment

	July 30,	April 30,
	2004	2004

Land	$163,110	$158,316
Buildings and building improvements	119,729	119,262
Leasehold improvements	17,886	16,788
Computers, related equipment and purchased software	219,502	211,956
Furniture	21,212	20,781
Construction-in-progress	37,535	16,750

	578,974	543,853
Accumulated depreciation and amortization	(186,386)	(173,136)

	$392,588	$370,717

      During the first quarter of fiscal 2005, as part of our expansion efforts, we purchased three buildings in Research Triangle Park (“RTP”), North Carolina, for $24,095 and was included in Land and Construction-in-progress at July 30, 2004.

6.	Goodwill and Intangible Assets

      Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment on February 27, 2004 and concluded that goodwill was not impaired. From the period subsequent to February 27, 2004 through July 30, 2004, there was no impairment of goodwill and intangible assets.

      Goodwill and identified intangible assets relate to our acquisitions of Spinnaker Networks, Inc. (“Spinnaker”) in February 2004, WebManage Technologies, Inc. (“WebManage”) in November 2000, and

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Orca Systems, Inc. (“Orca”) in June 2000. Balances as of July 30, 2004 and April 30, 2004 are summarized as follows:

	July 30, 2004

	Amortization
	Period	Gross	Accumulated	Net
	(Years)	Assets	Amortization	Assets

		(In thousands)
Intangible assets:
Patents	5	$9,145	$(2,084)	$7,061
Existing technology	5	33,525	(17,938)	15,587
Trademarks/ Tradenames	3	280	(42)	238
Customer Contracts/ Relationships	1.5	1,100	(336)	764
Covenants Not to Compete	1.5	7,610	(2,325)	5,285

Total Intangible assets, net		$51,660	$(22,725)	$28,935

	April 30, 2004

	Amortization
	Period	Gross	Accumulated	Net
	(Years)	Assets	Amortization	Assets

		(In thousands)
Intangible assets:
Patents	5	$9,145	$(1,633)	$7,512
Existing technology	5	33,525	(17,080)	16,445
Trademarks/ Tradenames	3	280	(19)	261
Customer Contracts/ Relationships	1.5	1,100	(153)	947
Covenants Not to Compete	1.5	7,610	(1,057)	6,553

Total Intangible assets, net		$51,660	$(19,942)	$31,718

      Amortization expense for identified intangibles is summarized below:

	Three Months Ended

	July 30,	August 1,
	2004	2003

Patents	$450	$150
Existing technology	858	1,364
Other identified intangibles	1,475	—

	$2,783	$1,514

      Capitalized patents are amortized over an estimated useful life of five years as research and development expenses. Existing technology is amortized as cost of product revenue. Existing technology from the WebManage acquisition is fully amortized at April 30, 2004. Trademarks and tradenames as well as customer contracts and relationships are amortized as sales and marketing expenses. Covenants not to compete are amortized as general and administrative expenses.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on the identified intangible assets (including patents) recorded at July 30, 2004, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Year ending April,	Amount

2005	$8,351
2006	7,022
2007	5,309
2008	5,235
2009	3,018
Thereafter	—

Total	$28,935

7.	Stock Compensation

      We account for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized ratably to expense over the vesting periods. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under the fair value based method.

      Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would be as follows (in thousands, except per share data):

	Three Months Ended

	July 30,	August 1,
	2004	2003

Net income as reported	$46,862	$27,073
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	1,216	311
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	18,551	32,147

Pro forma net income (loss)	$29,527	$(4,763)

Basic net income per share, as reported	$0.13	$0.08

Diluted net income per share, as reported	$0.13	$0.08

Basic net income (loss) per share, pro forma	$0.08	$(0.01)

Diluted net income (loss) per share, pro forma	$0.08	$(0.01)

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We recorded $2,027 and $519 of compensation expense for the three-month periods ended July 30, 2004 and August 1, 2003, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the WebManage and Spinnaker acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant and the award of restricted stock to certain employees. We reversed $687 and $60 of deferred compensation to deferred stock compensation and common stock in the three-month periods ended July 30, 2004 and August 1, 2003, all due to employee terminations.

      Estimated future deferred stock compensation amortization for fiscal 2005, 2006, 2007 and 2008 are expected to be $5,483, $6,578, $5,032 and $3,682, respectively, and none thereafter.

      We recorded $77 and $135 in compensation expense in the three-month periods ending July 30, 2004 and August 1, 2003, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member.

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

      During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the three-month periods ended July 30, 2004 and August 1, 2003 as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended July 30, 2004 and August 1, 2003, 27,992 and 30,278 shares of common stock options with a weighted average exercise price of $38.88 and $38.21, respectively, were excluded from the diluted net income per share computation.

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended

	July 30,	August 1,
	2004	2003

Net Income (Numerator):
Net income, basic and diluted	$46,862	$27,073

Shares (Denominator):
Weighted average common shares outstanding	357,290	341,732
Weighted average common shares outstanding subject to repurchase	(547)	(45)

Shares used in basic computation	356,743	341,687
Weighted average common shares outstanding subject to repurchase	547	45
Common shares issuable upon exercise of stock options	15,684	16,765

Shares used in diluted computation	372,974	358,497

Net Income Per Share:
Basic	$0.13	$0.08

Diluted	$0.13	$0.08

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Comprehensive Income

      The components of comprehensive income, net of tax, were as follows:

	Three Months Ended

	July 30,	August 1,
	2004	2003

Net income	$46,862	$27,073
Currency translation adjustment	(1,363)	1,402
Unrealized loss on derivatives	(1,307)	(286)
Unrealized gain (loss) on investments	(656)	(1,070)

Comprehensive income	$43,536	$27,119

      The components of accumulated other comprehensive income (loss) net of related tax effects were as follows:

	July 30,	April 30,
	2004	2004

Accumulated translation adjustments, net	$(161)	$1,202
Accumulated realized loss on derivatives	(344)	$312
Accumulated unrealized gain on available-for-sale investments, net	(2,199)	(892)

Total accumulated other comprehensive loss	$(2,704)	$622

10.	Restructuring Charges

Fiscal 2002 Second Quarter Restructuring Plan

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As a result of the restructuring in August 2001, we recorded a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance related to this restructuring charge was $854 at July 30, 2004 was included in other accrued liabilities.

      In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $366 as of July 30, 2004 to be payable through January 2006.

      As of July 30, 2004, we have $722 outstanding in our accrued and unpaid severance-related restructuring costs due to changes in estimated costs of certain severance-related matters. We expect to pay or adjust the remaining severance-related restructuring costs pending the outcome of the ultimate resolution of these matters in the next twelve months.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at July 30, 2004:

	Severance-	Fixed Assets
	related amounts	write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500
Cash payments and others	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	717	—	131	848
Cash payments and others	5	—	1	6

Reserve balance at July 30, 2004	$722	$—	$132	$854

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at July 30, 2004, $653 was included in other accrued liabilities and the remaining $4,375 was classified as long-term obligations.

      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $923 and $1,327 respectively, primarily relating to sublease assumptions for our engineering facility lease. Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased as anticipated, we will be obligated for additional total lease payments of $1,761 as of July 30, 2004 to be payable through November 2010.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following analysis sets forth the significant components of the restructuring reserve at July 30, 2004:

	Severance-	Fixed Assets
	related amounts	write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 30, 2002	184	—	4,532	4,716
Cash payments and others	(77)	—	(991)	(1,068)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments and others	—	—	(690)	(690)
Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	—	—	5,208	5,208
Cash payments and others	—	—	(180)	(180)

Reserve balance at July 30, 2004	$—	$—	$5,028	$5,028

11.	Short-Term Investments

      All our investments are classified as available for sale at July 30, 2004 and April 30, 2004. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. We adopted the provisions of EITF No. 03-01 on other-than-temporary impairments on debt and equity investments, the adoption did not have a significant impact on our carrying value of our investment at July 30, 2004.

12.	New Accounting Pronouncements

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect the adoption of FIN No. 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

      In November 2003, the EITF reached an interim consensus on EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. Adoption of the consensus did not have a significant impact on the carrying value of its investments at July 30, 2004. The Company will continue to monitor the carrying value of its investments under this new guidance in fiscal 2005.

13.	Commitments and Contingencies

      The following summarizes our commitments and contingencies at July 30, 2004, and the effect such obligations may have on our future periods, (in thousands):

	Payments Due by Period

	2005	2006	2007	2008	2009	Thereafter	Total

Commitments & Contingencies:
Rent operating lease payments(1)	$9,404	$11,176	$7,494	$6,667	$6,584	$9,533	$50,858
Equipment operating lease payments	1,970	2,465	1,505	203	73	—	6,216
Venture capital funding commitments(2)	423	564	564	552	539	1,077	3,719
Purchase commitments and other(3)	10,186	720	600	—	—	—	11,506
Communications & Maintenance(4)	4,352	3,735	170	29	12	—	8,298
Estimated contingent lease payments(5)	78	125	374	385	427	738	2,127

Total Commitments & Contingencies:	$26,413	$18,785	$10,707	$7,836	$7,635	$11,348	$82,724

	Amount of Commitment Expiration Per Period

	2005	2006	2007	2008	2009	Thereafter	Total

Other Commercial Commitments:
Letters of Credit(6)	$1,423	$—	$—	$—	$—	$337	$1,760
Restricted Cash(7)	875	675	508	439	277	99	2,873

Total Commercial Commitments	$2,298	$675	$508	$439	$277	$436	$4,633

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are also leased under operating leases which expire through fiscal 2019. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we were to exercise these renewal options and if we were to enter into additional operating lease agreements. Certain real estate operating sub-lease income of $271 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude the leases impacted by the restructurings and include only rent lease commitments that are over one year.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Purchase commitments represent agreements to purchase component inventory from our suppliers and contract manufacturers that are enforceable and legally binding against us. Other commitments include facilities-related and utilities usage minimum commitment. Purchase commitments and other excludes purchases of good and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes costs that are not reasonably estimable at this time.

(4)	Under certain communications contracts with major telephone companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in January 2009.

(5)	As a result of headcount reductions and a restructuring in fiscal 2002, we are not currently utilizing certain existing space at our California headquarters site. Additionally, we have also exited office space under non-cancellable leases in certain locations both in the U.S. and Europe. If we are unable to successfully sublease our vacated and unoccupied office space under operating leases, we would be obligated to pay $2,127 million in excess of the liability recorded in our restructuring reserves. See “Note 10 — Restructuring Charges.”

(6)	The amounts outstanding under these letters of credit relate to workers’ compensation, customs guarantee and a foreign lease.

(7)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

      In May 2000, we entered into a split dollar insurance arrangement with Daniel J. Warmenhoven. Under the arrangement, we will pay the annual premiums on several insurance policies on the life of the survivor of Mr. Warmenhoven and his wife Charmaine Warmenhoven, and Mr. Warmenhoven will pay us each year for a portion of those premiums equal to the economic value of the term insurance coverage provided him under the policies. For each of the 2001, 2002, 2003, 2004 and 2005 fiscal years, we paid an aggregate net annual premium on these split dollar polices in the amount of approximately $2,050. Under the arrangement, we will be reimbursed for all premium payments made on those policies, and it is intended that we will be reimbursed not later than May 2005. Accordingly, such balances have been reclassified from Other Assets to Prepaid Expenses and Other at July 30, 2004. The policies are owned by a family trust established by Mr. Warmenhoven, and upon the death of the survivor of Mr. Warmenhoven and his wife or any earlier cash-out of the policies, we will be entitled to a portion of the insurance proceeds or cash surrender value of the policies equal to the net amount of cumulative premiums paid on those policies by us, and the balance will be paid to the trust. We have obtained a collateral assignment of the policies as a security interest for our portion of the proceeds or cash surrender value payable to us under the policies, and neither Mr. Warmenhoven nor the trust may borrow against the policies while that security interest remains in effect. The arrangement is terminable by us upon thirty (30)-days prior notice, and such termination will trigger a refund of the net cumulative premiums paid by us on the policies.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Guarantees

      As of July 30, 2004, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee, and restricted cash, which were related to facility lease requirements, service performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $4,633 and $4,338 as of July 30, 2004 and April 30, 2004, respectively. Of this maximum exposure, $2,873 and $2,736 of restricted cash was classified under Prepaid Expense and Other Assets on our balance sheet at July 30, 2004 and April 30, 2004, respectively. We have not recorded any liability at July 30, 2004 and April 30, 2004, respectively, related to these guarantees.

      As of July 30, 2004, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $145,985. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

      We offer both recourse and non-recourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of July 30, 2004 and April 30, 2004, the maximum recourse exposure under such leases totaled approximately $6,711 and $6,755, respectively. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our plans to continue to leverage our product capabilities to enhance our storage grid architectures; (2) the possibility that we may engage in future acquisitions; (3) our expectation that we will increasingly rely on our indirect sales channel for a significant portion of our revenue; (4) our expectation that the ultimate costs to resolve any outstanding legal claims or proceedings will not be material to our business; (5) our expectation that we will see strong demand for storage in many areas; (6) our belief that our unified storage architecture provides for a complete and flexible solution across all tiers of storage; (7) our intent to regularly introduce new products and product enhancements and our intent to support current and new products and product enhancements; (8) our expectation that our expenditures on expanding our current product offerings and introducing new products in order to capitalize on growth opportunities will increase in absolute dollars; (9) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (10) our belief that our products currently compete favorably with our competitors; (11) our intention to continue to establish and maintain business relationships with technology companies; (12) our belief that our existing facilities and those currently being developed, will be sufficient for our needs for at least the next two years; (13) our expectation that we will continue to add sales capacity; (14) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (15) our belief that our general and administrative expenses will increase in absolute terms in fiscal 2005; (16) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (17) our expectation that interest income will increase in fiscal 2005; (18) our expectation that the value of our investments will not decline significantly because of changes in market interest rates; (19) the expected impact of recent accounting pronouncements on our financial condition and results of operations; (20) our belief that our forward currency contracts will not subject us to undue risk; (21) our expectation regarding estimated future deferred stock compensation amortization expenses; (22) the possibility that we may be obligated for additional lease payments to be payable through November 2010 in the event that our vacated facilities are not subleased; (23) our expectation that there will be a further decline in the price per petabyte; (24) our estimates of future intangibles and stock compensation amortization expense relating to the Spinnaker acquisition; (25) our expectation that service margins will improve; (26) our estimates regarding future capitalized patents amortization expenses; (27) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (28) our intention to continuously broaden our existing product offerings and introduce new products; (29) our belief that our research and development expenses will increase in absolute dollars for fiscal 2005; (30) our expectation that capital expenditures will increase consistent with our business growth; and (31) our expectations regarding our contractual cash obligations and other commercial commitments at July 30, 2004 for fiscal years 2005 through 2009 and thereafter, which we anticipate will equal no more than $91.1 million in the aggregate; (32) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) our ability to identify and respond to significant market trends and emerging standards; (8) our ability to realize our financial objectives through increased investment in people, process and systems; (9) acceptance of, and demand for, our products; (10) our ability to maintain our supplier and contract manufacturer relationships; (11) the ability of our competitors to introduce new products that compete successfully with our products; (12) the general economic environment and the continued growth of the storage and content delivery markets; (13) our ability to sustain and/or improve our cash and overall financial position; (14) our ability to generate future income to utilize our deferred tax assets; and (15) those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Overview

      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992, and reincorporated in Delaware in November 2001. Network Appliance offers unified storage solutions for the data-intensive enterprise. Network ApplianceTM network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise. Network Appliance solutions are the data management and storage foundation for enterprises, government agencies, and universities worldwide.

First Quarter Fiscal 2005 Highlights

      Throughout the first quarter of fiscal year 2005, we deployed our tier-one storage solutions for the most demanding customers, expanded partnerships, and enhanced our storage grid architecture. Enterprise customers have chosen to deploy Network Appliance solutions to reduce complexity, achieve a low total cost of ownership (TCO), and utilize our advanced storage and software management capabilities.. We expect to continue to see strong demand for storage in many areas, including mission-critical tier-one environments, distributed enterprise, disk-to-disk backup, compliance, disaster recovery, and unified SAN and NAS solutions.

      Customers across all geographies deploy our solutions for a variety of database, collaborative, and other data center and mission-critical applications. Customers are increasingly moving towards storage solutions that support multiple applications. Our customers are adopting our technology to build storage infrastructures that support all tiers of data — creating a multi-purpose storage utility, similar in concept to their network utility which is independent of the applications it supports, and therefore much more flexible. For example, in our SAN business, customers are using both IP SAN and fibre channel SAN together in the systems they purchase. Many of our systems are purchased along with multiple protocols and interfaces to support a variety of access types and data structures. We believe it is our unified architecture, based on one operating system with interoperability across all of our product lines, that provides for a complete and flexible solution for our customers across all of their tiers of storage.

      Our year-over-year quarterly revenue growth was driven by strong demand for our new products across all major product lines, as well as increased sales of our software and services products, however, we cannot assure you that revenue will continue to grow at previous rates. In addition, we also broadened our channel strategy with the addition of distributors such as, Arrow and Avnet to expand our storage businesses and gain greater market penetration opportunities. This revenue growth has occurred while the market for our storage products and solutions has grown more competitive with downward pricing pressures that could negatively impact our revenue growth rate. At the same time, we anticipate and continue to experience further price decline per petabyte for our products which may have an adverse impact on our gross margin if not offset by favorable software mix and higher average selling prices associated with new products. We continue to expect our gross margin to be impacted by factors such as new product introductions and enhancements, add-on software and product mix, discount level, competition and global service investment. Revenue growth in fiscal 2005 is dependent on the introduction of our new products, including but not limited to the incorporation of new advanced distributed storage technologies from our Spinnaker acquisition into our existing products. As with any product introduction, we face risks in the design, testing, qualification and market acceptance of our new products. If we fail to timely introduce new products, or if there is no or reduced demand for these or our current products, we may experience a decline in revenue. We believe that our strategic investments are targeted at some of the strongest growth areas of the storage market. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, our business could be materially adversely affected. Additionally, we plan to invest in the people, processes, and systems necessary to best optimize these growth opportunities. However, we cannot assure you that such investments will achieve our financial objectives. See “Risk Factors” under Item 2.

First Quarter Fiscal 2005 Financial Performance

•	Our revenues for the first quarter of fiscal 2005 were $358.4 million, a 37.6% increase over the same period a year ago. While all product areas contributed to revenue growth, NearStore, FAS 980 and the FAS 270 were significant contributors.

•	Our overall gross margins improved to 60.0% in the first quarter of fiscal 2005 from 59.9% in the same period in fiscal 2004. The slight improvement in our gross margin was attributable to a favorable change in product and add-on software mix, partially offset by the continued investment in our service infrastructure.

•	Net income for the first quarter increased 73.1% to $46.9 million compared to net income of $27.1 million for the same period a year ago.

•	Our balance sheet as of July 31, 2004 remains debt-free, with cash, cash equivalents and investments of $826.6 million (net of $47.7 million of cash repurchases of our common stock in the first quarter of fiscal 2005), due primarily to our net income and the related cash generated from operations. Days Sales Outstanding decreased to 51 days as of July 30, 2004 from 54 days as of August 1, 2003, reflecting more linear quarterly sales and solid credit management. Inventory turns were 16.4 times, improved 54.4% from a year ago. Deferred revenue increased 63.3% to $309.2 million from $189.3 million reported a year ago. Capital purchases of plant, property and equipment were $33.3 million, which included the $24.1 million site purchase in Research Triangle Park, North Carolina.

Results of Operations

      The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended

	July 30,	August 1,
	2004	2003

Revenues:	100.0%	100.0%
Product revenue	90.6	90.5
Service revenue	9.4	9.5
Cost of Revenues:
Cost of product revenue	31.8	32.6
Cost of service revenue	8.2	7.5

Gross margin	60.0	59.9

Operating Expenses:
Sales and marketing	28.8	30.4
Research and development	10.8	12.1
General and administrative	4.7	4.7
Stock compensation	0.6	0.3

Total operating expenses	44.9	47.5

	Three Months Ended

	July 30,	August 1,
	2004	2003

Income from Operations	15.1	12.4
Other Income (Expense), net:
Interest income	1.1	1.2
Other expenses, net	(0.2)	(0.1)
Net gain on investments	—	0.1

Total other income, net	0.9	1.2

Income before Income Taxes	16.0	13.6
Provision for Income Taxes	2.9	3.2

Net Income	13.1%	10.4%

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended

	July 30,	August 1,
	2004	2003

Product revenue:
Products	80.4%	81.3%
Software subscriptions	10.2%	9.2%

	90.6%	90.5%
Service revenue	9.4%	9.5%

Total revenues	100.0%	100.0%

Discussion of Results of Operations

      Product Revenues — Product revenues increased by 37.7% to $324.6 million for the first quarter of fiscal 2005, from $235.8 million for the first quarter of fiscal 2004. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the same period in the prior year.

      Product revenues were favorably impacted by the following factors:

•	increased revenues from our current product portfolio, such as: FAS980, FAS270, and FAS250 filer products; NearStore® R200 nearline storage systems; and NetCache® C2100 and C6200 appliances;

•	increased revenues from our solutions portfolio, which consists of multiple access types and multiple applications under one common architecture;

•	increased sales of software subscription upgrades representing 10.2% of total revenues for the first quarter of fiscal 2005 compared to 9.2% of total revenue for the same period in fiscal 2004;

•	increased demand for NetApp’s mission-critical tier-one storage environments, distributed enterprise, disk-to-disk backup, compliance, disaster recovery, and unified SAN and NAS solutions;

•	increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors and OEM partners, representing 45.9% and 51.7% of total revenues for the first quarters of fiscal 2005 and fiscal 2004, respectively.

      Product revenues were negatively impacted by the following factors:

•	lower-cost-per-megabyte disks;

•	declining average selling price and unit sales of our older filer and caching products, and

•	incremental revenue due to an extra week of business in the first quarter of fiscal 2004 compared to the same quarter in fiscal 2005.

      The Spinnaker acquisition did not have a significant impact on our first quarter fiscal 2005 revenue. We cannot assure you that we will be able to maintain or increase market demand for our products.

      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 36.7% to $33.8 million in the first quarter of fiscal 2005, from $24.7 million in the first quarter of fiscal 2004. Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 9.4% and 9.5% of total revenues for the first quarters of fiscal 2005 and fiscal 2004, respectively. The increase in absolute dollars was due to an increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages than our non-enterprise customers. Higher service revenues were also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers. While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2005.

      International total revenues — International total revenues (including United States exports) increased by 37.6% for the first quarter of fiscal 2005 as compared to the same period of fiscal 2004. International total revenues were $149.3 million, or 41.6% of total revenues and $108.5 million, or 41.6% of total revenues for the first quarters of fiscal 2005 and fiscal 2004, respectively. The increase in international sales was primarily a result of European and Asia Pacific net revenues growth, driven by larger storage implementations, increased demand for our current product portfolio and higher storage spending in certain geographic regions, as compared to the same period in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2005.

      Product Gross Margin — Product gross margin increased to 64.8% for the first quarter of fiscal 2005, from 63.9% for the first quarter of fiscal 2004. Amortization of existing technology included in cost of product revenues was $0.9 million and $1.4 million for the first quarters of fiscal 2005 and 2004, respectively. Estimated future amortization of existing technology to cost of product revenues relating to the Spinnaker acquisition will be $2.6 million for 2005 and $3.4 million for each of fiscal years 2006, 2007, 2008; $2.8 million for fiscal year 2009; and none thereafter.

      Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	competitive pricing solutions with our bundled software and solutions set;

•	higher average selling prices for our newer products;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers;

•	lower cost of components; and

•	transitional expenses incurred in the first quarter of fiscal 2004 associated with the initial implementation of a new Enterprise Resource Planning (“ERP”) system, which we did not incur in the first quarter of fiscal 2005.

      Product gross margin was negatively impacted by:

•	increased sales through certain indirect channels, which carry a lower gross margin than our direct sales;

•	higher disk content with an expanded storage capacity for the higher-end filers and Nearstore systems, as resale of disk drives generates lower gross margin;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	lower average selling price of certain add-on software options.

      Service Gross Margin — Service gross margin decreased to 13.5% in the first quarter of fiscal 2005 as compared to 21.7% in the first quarter of fiscal 2004. Investments in customer service increased by 51.2% to $29.2 million in the first quarter of fiscal 2005, from $19.3 million in the first quarter of fiscal 2004. The decrease in service gross margin was primarily due to the continued investment in our service infrastructure to support our increasing enterprise customer base partially offset by improved headcount utilization. These investments included additional professional support engineers, increased support center activities and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. We expect service margin to improve as we begin to see service revenue growth and improved headcount utilization, partially offset by major investments in headcount and logistics as we continue to build out our service capability and capacity.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 30.2% to $103.3 million for the first quarter of fiscal 2005, from $79.4 million for the first quarter of fiscal 2004. These expenses were 28.8% and 30.4% of total revenues for the first quarters of fiscal 2005 and fiscal 2004, respectively. The increase in absolute dollars was attributed to increased sales kick off expenses, increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions and scaling our sales infrastructure, offset by a 14-week quarter in the first quarter of fiscal 2004 as compared to a 13-week quarter in the same period in fiscal 2005. Amortization of Spinnaker trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $0.2 million for the first quarter of fiscal 2005 and none in the first quarter of fiscal 2004, respectively. Estimated future amortization of trademarks, tradenames, customer contracts and relationships relating to the Spinnaker acquisition will be $0.6 million for the remainder of fiscal year 2005 and $0.4 million for fiscal 2006, respectively, and none thereafter.

      Sales and marketing headcount increased to 1,515 at July 30, 2004 from 1,188 at August 1, 2003. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents. Included in research and development expenses is capitalized patents amortization of $0.5 million for the three-month period ending July 30, 2004, as compared to $0.2 million for the same period in the prior year. Estimated future capitalized patents amortization expenses for fiscal 2005 will be $1.4 million, $1.8 million for each of the fiscal years 2006, 2007 and 2008 and $0.3 million thereafter.

      Research and development expenses increased 22.7% to $38.7 million for the first quarter of fiscal 2005 from $31.5 million for the first quarter of fiscal 2004. These expenses represented 10.8% and 12.1% of total revenues for the first quarters of fiscal 2005 and 2004, respectively. The increase in research and development expenses was primarily a result of increased headcount, increased ongoing impact of the Spinnaker acquisition, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, offset by an extra week of expenses in the first quarter of fiscal 2004 compared to the same period in fiscal 2005, cost control and reduction in discretionary spending efforts. Research and development headcount increased to 687 as of July 30, 2004 compared to 540 as of August 1, 2003. For both the first quarters of fiscal 2005 and 2004, no software development costs were capitalized.

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

      We believe that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2005, primarily due to ongoing costs associated with the development of new products and technologies, projected headcount growth and the operating impact of the Spinnaker acquisition as compared to the comparable period in the prior year.

      General and Administrative — General and administrative expenses increased 37.6% to $16.9 million for the first quarter of fiscal 2005, from $12.3 million for the first quarter of fiscal 2004. These expenses represented 4.7% and 4.7% of total revenues for the first quarters of fiscal 2005 and 2004, respectively. This increase in absolute dollars was primarily due to expenses associated with expanded regulatory requirements, higher legal expenses and professional fees for general corporate matters, higher performance-based payroll expenses due to higher profitability, partially offset by reduced expenses as a result of one less week of expenses in the first quarter of fiscal 2005 compared to the same period in fiscal 2004 and higher expenses associated with investments in our enterprise-wide ERP system and back-office infrastructure in the first quarter of fiscal 2004.

      General and administrative headcount increased to 348 at July 30, 2004 from 282 at August 1, 2003. We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2005 due to additional expenses related to expanded regulatory requirements as compared to the same period in the prior year. Amortization of Spinnaker covenants not to compete included in general and administrative expenses was $1.3 million for the first quarter of fiscal 2005 and none in the first quarter of fiscal 2004. Estimated future amortization of covenants not to compete relating to the Spinnaker acquisition will be $3.8 million in the remainder of fiscal 2005 and $1.5 million for fiscal year 2006, respectively, and none thereafter.

      Stock Compensation — Stock compensation expenses were $2.1 million and $0.7 million for the first quarters of fiscal 2005 and 2004, respectively. This net increase in stock compensation expenses reflected primarily higher stock compensation relating to the Spinnaker acquisition and restricted stock awards offset by forfeitures of unvested options assumed in the Spinnaker and WebManage acquisitions. Estimated future deferred stock compensation amortization expenses are $5.5 million in the remainder of fiscal 2005, $6.6 million in fiscal 2006, $5.0 million in fiscal 2007 and $3.7 million in fiscal 2008 and none thereafter.

      Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities.

Fiscal 2002 Second Quarter Restructuring Plan

      In August 2001, we implemented the first restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our revenue at that time. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we recorded a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, including certain facilities in foreign countries, and $0.5 million in fixed assets write-offs. The reserve balance related to this restructuring charge was $0.9 million at July 30, 2004 was included in other accrued liabilities.

      In the event that the foreign facilities that we vacated are not subleased, we will be obligated for additional total lease payments of approximately $0.4 million as of July 30, 2004 to be payable through January 2006.

      As of July 30, 2004, we have $0.7 million outstanding in our accrued and unpaid severance-related restructuring costs due to changes in estimated costs of certain severance-related matters. We expect to pay or adjust the remaining severance-related restructuring costs pending the outcome of the ultimate resolution of these matters in the next twelve months.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at July 30, 2004 (in thousands):

	Severance-	Fixed Assets
	related amounts	write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500
Cash payments and others	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	717	—	131	848
Cash payments and others	5	—	1	6

Reserve balance at July 30, 2004	$722	$—	$132	$854

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we recorded a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write- offs. Of the reserve balance at July 30, 2004, $0.7 million was included in other accrued liabilities and the remaining $4.3 million was classified as long-term obligations.

      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $0.9 million and $1.3 million, respectively, primarily relating to sublease assumptions for our engineering facility. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased as anticipated, we will be obligated for an additional total lease payments of $1.8 million as of July 30, 2004 to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at July 30, 2004 (in thousands):

	Severance-	Fixed Assets
	related amounts	write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 30, 2002	184	—	4,532	4,716
Cash payments and others	(77)	—	(991)	(1,068)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments and others	—	—	(690)	(690)
Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	—	—	5,208	5,208
Cash payments and others	—	—	(180)	(180)

Reserve balance at July 30, 2004	$—	$—	$5,028	$5,028

      Interest Income — Interest income was $4.1 million and $3.0 million for the first quarters of fiscal 2005 and 2004, respectively. The increase in interest income was primarily driven by higher cash and investment balances provided by operating activities and higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2005 as a result of higher cash and invested balances in a higher interest-rate portfolio environment as we reinvest our securities in longer-term investments and rising average interest rates.

      Other Expenses, Net — The first quarters of fiscal 2005 and 2004 included net exchange losses from foreign currency transactions of $0.9 million and $0.2 million, respectively. The increase in net exchange loss in the first quarter of fiscal 2005 was a result of volatility of the currency exchange market and increased hedging costs associated with our forward and option activities compared to the same period a year ago.

      Net Gain on Investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the first quarter of fiscal 2004, we realized a net gain of $0.1 million on the sale of previously impaired investments.

      Provision for Income Taxes — For the first quarter of fiscal 2005, we applied an annual tax rate of 18.0% to pretax income. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

      Provision for income taxes for fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as current and future tax rate benefits. This Dutch tax ruling, however, will expire at the end of calendar 2005. There are uncertainties associated with securing a new Dutch tax ruling. As such, we cannot assure you that we will be able to extend this ruling or secure any new favorable rulings, the absence of which may have an adverse impact on the results of our international operations.

Liquidity and Capital Resources

      As of July 30, 2004, as compared to April 30, 2004, our cash, cash equivalents, and short-term investments increased by $18.7 million to $826.6 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $32.8 million to $777.8 million as of July 30, 2004, compared to $745.0 million as of April 30, 2004.

      In addition to higher net income in the first quarter of fiscal 2005, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	Increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers;

•	Increased income taxes payable, primarily reflecting higher profitability in the first quarter of fiscal 2005 as compared to the same period in fiscal 2004; partially offset by higher worldwide tax payments.

      The above factors were partially offset by the effects of:

•	Increased accounts receivable balances due to higher revenues offset by more linear quarterly sales resulting in more collections in the first quarter of fiscal 2005 compared to the same period in the prior year;

•	Decreased accrued compensation and related benefits due to the payout of higher commission and other profit dependent payroll-related expenses accrued in fiscal 2004 and paid in the first quarter of fiscal 2005 as compared to the same period a year ago.

      Capital expenditures for the first quarter of fiscal 2005 were $33.3 million, which included the $24.1 million site purchase in Research Triangle Park (RTP), North Carolina, as compared to $12.3 million in the same period a year ago. We used net proceeds of $33.6 million in the first quarter of fiscal 2005 and received net proceeds of $3.4 million in first quarter of fiscal 2004 respectively, for net purchases/redemptions of short-term investments. In the first quarter of fiscal 2004, we acquired additional patents for a purchase price of approximately $9.0 million. Investing activities in the first quarter of fiscal 2004 also included new investments in privately held companies of $0.3 million. We received $0.3 million and $0.4 million in sales proceeds from sales of short and long-term investments in the first quarters of fiscal 2005 and fiscal 2004, respectively.

      We used $24.5 million and $2.6 million in the first quarters of fiscal 2005 and fiscal 2004 from net financing activities, which included sales of common stock related to employee stock transactions net of common stock repurchases. We repurchased 2.5 million shares of common stock at a total of $47.7 million during the first quarter of fiscal 2005. During the first quarter of fiscal 2004, we repurchased 2.2 million shares at a total of $34.8 million, of which we paid cash of $26.8 million and the remaining $8.0 million was included in other accrued liabilities. Other financing activities provided $23.2 million and $24.3 million in the first quarters of fiscal 2005 and fiscal 2004, respectively, which related to sales of common stock related to employee stock transactions. The change in cash flow from financing was primarily due to the effects of higher common stock repurchases partially offset by proceeds from issuance of common stock under employee programs compared to the same period in the prior year. Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary.

      On May 18, 2004, we announced that the Board authorized an expansion of our stock repurchase program to purchase up to $200.0 million of outstanding common stock in the open market. Any repurchases under our stock repurchase program may be made from time to time in the open market subject to market conditions. The stock repurchase program may be suspended or discontinued at any time. The stock repurchases will be funded from available working capital. The shares repurchased have been taken in as treasury shares and will be held as treasury shares until our Board of Directors designates that these shares be retired or used for some other purpose.

      For the first quarters of fiscal 2005 and 2004, we recorded tax benefits, in the form of reduced payments, of $5.7 million and $9.9 million, respectively, associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

      In August 2004, we received a tax refund of $9.0 million and $1.3 million of interest income, in connection with a carryback of net operating losses generated in fiscal 2000. These losses are being carried back into tax years fiscal 1996, 1997, 1998, and 1999.

      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment and enhancements to our infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California and RTP, North Carolina are adequate for our requirements over at least the next two years and that additional space will be available as needed. During the first quarter of fiscal 2005, we purchased three buildings in RTP, North Carolina, for $24.1 million. We expect to finance these construction projects through cash from operations and existing cash and investments. In July 2004, we announced that we are the recipient of an award under the new state Job Development Investment Grant (JDIG) program from the state of North Carolina to assist in our expansion of newly acquired offices in RTP, North Carolina.

      Under the split dollar insurance arrangement with Daniel J. Warmenhoven (see Note 13) , we will be reimbursed for all premium payments made on these policies. We expect to be reimbursed $10.2 million no later than May 2005.

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

Contractual Cash Obligations and Other Commercial Commitments

      The following summarizes our contractual cash obligations and commercial commitments at July 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	Payments Due by Period

	2005	2006	2007	2008	2009	Thereafter	Total

Contractual Obligations:
Facilities operating lease payments(1)	$9,404	$11,176	$7,494	$6,667	$6,584	$9,533	$50,858
Equipment operating lease payments	1,970	2,465	1,505	203	73	—	6,216
Venture capital funding commitments(2)	423	564	564	552	539	1,077	3,719
Purchase commitments and other(3)	10,186	720	600	—	—	—	11,506
Communications & Maintenance(4)	4,352	3,735	170	29	12	—	8,298
Restructuring Charges(5)	1,342	794	832	836	818	1,260	5,882

Total Contractual Cash Obligations	$27,677	$19,454	$11,165	$8,287	$8,026	$11,870	$86,479

      For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, legally binding on us, and subject us to penalties if we cancel the agreement.

	Amount of Commitment Expiration Per Period

	2005	2006	2007	2008	2009	Thereafter	Total

Other Commercial Commitments:
Letters of Credit(6)	$1,423	$—	$—	$—	$—	$337	$1,760
Restricted Cash(7)	875	675	508	439	277	99	2,873

Total Commercial Commitments	$2,298	$675	$508	$439	$277	$436	$4,633

(1)	We enter into facilities operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we were to exercise these renewal options and if we were to enter into additional operating lease agreements. Certain facilities operating sublease income of $271 has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in sub-paragraph (5) below.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments represent agreements to purchase component inventory from our suppliers and contract manufacturers that are enforceable and legally binding against us. Other commitments include facilities-related and utilities usage minimum commitment. Purchase commitments and other excludes purchases of good and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes costs that are not reasonably estimable at this time.

(4)	Under certain communication contracts with major telco companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire through January 2009.

(5)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities which is comprised of committed lease payments, operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The actual amount paid, if the facility is not subleased, would be increased by $2,127 to be payable through November 2010.

(6)	The amounts outstanding under these letters of credit relate to workers’ compensation, customs guarantee and a foreign lease.

(7)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

Guarantees

      As of July 30, 2004, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $145,985. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

      We offer both recourse and non-recourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of July 30, 2004 and April 30, 2004, the maximum recourse exposure under such leases totaled approximately $6,711 and $6,755, respectively. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

Critical Accounting Estimates and Policies

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

      We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

      We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	valuation of goodwill and intangibles;

•	accounting for income taxes;

•	inventory write-down;

•	restructuring accruals;

•	impairment losses on investments;

•	accounting for stock-based compensation; and

•	loss contingencies.

      These accounting estimates and policies should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2004.

New Accounting Standards

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

      In November 2003, the EITF reached an interim consensus on EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. Adoption of the consensus did not have a significant impact on the carrying value of its investments at July 30, 2004. The Company will continue to monitor the carrying value of its investments under this new guidance in fiscal 2005.

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

      We have experienced growth in fiscal 2004 and the first quarter of fiscal 2005. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially adversely affect our operating results.

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

      In addition, our business also depends on general economic and business conditions. A reduction in demand for network storage and content delivery caused by weakening economic conditions and decreases in corporate spending have resulted in decreased revenues and lower revenue growth rates. In prior years, the network storage and content delivery market growth declined significantly causing both our revenues and operating results to decline. If the network storage and content delivery markets grow more slowly than anticipated or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially adversely affected.

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

      We conduct business internationally. For first quarter of fiscal year 2005, approximately 41.6% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

      In the storage market, our FAS appliances and associated storage software portfolio compete primarily with storage system products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company (including the integrated Compaq Computer Corporation), IBM Corporation, and Sun Microsystems, Inc. We have also historically encountered less-frequent competition from companies including Dell, Engenio Information Technologies, Inc. (formerly the Storage Systems Group of LSI Logic Corp.), StorageTek Technology Corporation, Silicon Graphics, Inc., and Xiotech Corporation. In the nearline storage market, which includes the disk-to-disk backup and regulated data storage segments, our NearStore appliances compete primarily against products from EMC and StorageTek. Our NearStore appliances also compete indirectly with traditional tape backup solutions in the broader data backup/recovery space.

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

      We believe that the principal competitive factors affecting the storage and content delivery markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and global service and support. To date, we have been able to compete successfully with our principal competitors in large part based on the product benefits that we believe result from the superior technology of our products. We must continue to maintain and enhance this technological advantage over our competitors. Otherwise, if those competitors with greater financial, marketing, service, support, technical and other resources were able to offer products that matched or surpassed the technological capabilities of our products, these competitors would, by virtue of these greater resources, gain a competitive advantage over us that could lead to greater sales for these competitors at the expense of our own market share, which would have a material adverse effect on our business, financial condition and results of operations.

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

      We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory, or incur cancellation charges or penalties, which could adversely impact our operating results. As of July 30, 2004, we have no such purchase commitment.

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

      Acquisitions of companies entail numerous risks, and we may not be able to successfully integrate acquired operations and products or realize anticipated synergies, economies of scale, or other value. In addition, we may experience a diversion of management’s attention, the loss of key employees of acquired operations, or the inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition, and results of operations.

      In addition, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. As of July 30, 2004, the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). There had been no impairment of goodwill and intangible assets as of the end of the first quarter of fiscal 2005. There can be no assurance that future impairment tests will not result in a charge to earnings.

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

If actual results or events differ materially from our estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.

      The preparation of the consolidated financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended April 30, 2004 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions. In addition, see our Critical Accounting Estimates and Policies under Item 7 of the Annual Report on Form 10-K for the year ended April 30, 2004.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of July 30, 2004, we had short-term investments of $598.6 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 30, 2004 would cause the fair value of these short-term investments to decline by approximately $1.3 million. By policy, we limit our exposure to longer term investments, and a substantial majority of our investment portfolio has maturities of less than three years. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity securities included in our short-term investments, which are primarily in publicly traded companies in the volatile high-technology industry sector.

      We do not attempt to reduce or eliminate our market exposure on these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an immaterial decrease in the fair value of our equity security as of July 30, 2004.

      The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

Foreign Currency Exchange Rate Risk

      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges, the gains or losses were included in other comprehensive income at July 30, 2004.

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

      The following table provides information about our foreign exchange forward and option contracts outstanding on July 30, 2004 (in thousands):

		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
CAD	Sell	4,829	$3,623	$3,650
CHF	Sell	2,882	$2,246	$2,246
EUR	Sell	64,707	$77,777	$77,838
GBP	Sell	18,830	$34,042	$34,113
ZAR	Sell	23,304	$3,687	$3,687
AUD	Buy	1,915	$1,332	$1,332
DKK	Buy	7,252	$1,173	$1,173
EUR	Buy	7,534	$9,049	$9,062
GBP	Buy	1,809	$3,265	$3,277
SEK	Buy	6,359	$827	$827

Option contracts:
EUR	Sell	5,000	$6,017	$6,085
GBP	Buy	1,500	$2,722	$2,695

Item 4.	Controls and Procedures

      Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

      There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Repurchases of common stock

      On May 13, 2003, we announced that the Board of Directors approved a $150.0 million stock repurchase program to purchase shares of our outstanding common stock in the open market. During fiscal 2004, we repurchased 6.9 million shares of our common stock at an aggregate cost of $136.2 million. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. On May 18, 2004, we announced that the Board authorized an expansion of the program to purchase an additional $200.0 million of outstanding common stock. Total authorized stock purchase spending may be up to $350.0 million. The stock repurchase program may be suspended or discontinued at any time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital.

      The following table sets forth common stock repurchases by Network Appliance for the periods indicated:

				Approximate
			Total number	Dollar Value of
			of shares	Shares that may
			purchased as	yet be purchased
			part of the	under the
	Shares	Average price paid	Repurchase	Repurchase
Period	purchased	per share	Program	Program

May 1, 2004 – May 31, 2004	1,910,000	$19.37	1,910,000	$176,825,438
June 1, 2004 – June 30, 2004	550,000	$19.52	550,000	$166,087,623
July 1, 2004 – July 30, 2004	—	$—	—	$166,087,623

Total	2,460,000	$19.41	2,460,000	$166,087,623

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      The information required by this item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

2.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
4.1(1)	Reference is made to Exhibits 3.1 and 3.2
4.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan
10.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10.2	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
21(5)	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 31, 2004.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 31, 2004.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 31, 2004.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 31, 2004.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 29, 2004.

      (b) Reports on Form 8-K

      On May 18, 2004, we furnished (but did not file) a report on Form 8-K relating to financial information for Network Appliance for the quarter and year ended April 30, 2004 and forward-looking statements relating to fiscal year 2005, as presented in a press release of May 18, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Senior Vice President of Finance
and Chief Financial Officer

Date: August 31, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
3.1(1)	Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
4.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan
10.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10.2	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
21(5)	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 31, 2004.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 31, 2004.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 31, 2004.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 31, 2004.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 29, 2004.