Form 10-Q
period 2004-10-29
NETWORK APPLIANCE INC
filed 2004-12-08
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2004

or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Outstanding at
Class	October 29, 2004

Common Stock	358,783,067

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	October 29,	April 30,
	2004	2004

ASSETS

Current Assets:

Cash and cash equivalents	$257,344	$241,149

Short-term investments	664,390	566,816

Accounts receivable, net of allowances of $5,104 and $5,071, respectively	219,276	193,942

Inventories	35,351	34,109

Prepaid expenses and other	32,216	29,057

Deferred income taxes	24,235	24,163

Total current assets	1,232,812	1,089,236

Property and Equipment, net	398,306	370,717

Goodwill	291,816	291,816

Intangible Assets, net	26,151	31,718

Other Assets	83,206	93,779

	$2,032,291	$1,877,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$57,773	$52,719

Income taxes payable	14,848	16,033

Accrued compensation and related benefits	70,064	65,186

Other accrued liabilities	46,581	43,683

Deferred revenue	200,263	166,602

Total current liabilities	389,529	344,223

Long-Term Deferred Revenue	139,591	112,337

Long-Term Obligations	4,771	4,858

Total liabilities	533,891	461,418

Commitments and Contingencies (Note 13)

Stockholders’ Equity:

Common stock	370	364

Additional paid-in capital	1,199,379	1,138,158

Deferred stock compensation	(18,980)	(23,348)

Treasury stock	(219,185)	(136,172)

Retained earnings	538,415	436,224

Accumulated other comprehensive income (loss)	(1,599)	622

Total stockholders’ equity	1,498,400	1,415,848

	$2,032,291	$1,877,266

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended		Six Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

Revenues:

Product revenue	$336,804	$249,532	$661,431	$485,318

Service revenue	38,372	26,018	72,166	50,741

Total revenues	375,176	275,550	733,597	536,059

Cost of Revenues:

Cost of product revenue	111,728	88,090	225,943	173,129

Cost of service revenue	32,287	22,397	61,535	41,744

Total cost of revenues	144,015	110,487	287,478	214,873

Gross margin	231,161	165,063	446,119	321,186

Operating Expenses:

Sales and marketing	109,109	82,185	212,420	161,541

Research and development	40,650	31,513	79,353	63,054

General and administrative	17,870	12,728	34,752	24,993

Stock compensation(1)	2,139	893	4,243	1,547

Restructuring charges	—	1,110	—	1,110

Total operating expenses	169,768	128,429	330,768	252,245

Income from Operations	61,393	36,634	115,351	68,941

Other Income (Expense), net:

Interest income	6,103	2,831	10,185	5,876

Other income (expense), net	90	(1,209)	(822)	(1,256)

Net gain on investments	—	—	—	145

Total other income, net	6,193	1,622	9,363	4,765

Income before Income Taxes	67,586	38,256	124,714	73,706

Provision for (Benefit from) Income Taxes	12,257	(10,157)	22,523	(1,780)

Net Income	$55,329	$48,413	$102,191	$75,486

Net Income per Share:

Basic	$0.15	$0.14	$0.29	$0.22

Diluted	$0.15	$0.13	$0.27	$0.21

Shares Used in per Share Calculations:

Basic	357,787	343,725	357,265	342,706

Diluted	375,074	364,715	374,024	361,606

(1) Stock compensation includes:

Sales and marketing	$570	$601	$1,080	$959

Research and development	1,355	188	2,739	380

General and administrative	214	104	424	208

	$2,139	$893	$4,243	$1,547

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands — unaudited)

	Six Months Ended

	October 29, 2004	October 31, 2003

Cash Flows from Operating Activities:

Net income	$102,191	$75,486

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	26,640	26,997

Amortization of patents	901	601

Amortization of intangible assets	4,666	2,728

Stock compensation	4,243	1,547

Net (gain) loss on investments	(29)	(145)

Net (gain) loss on disposal of equipment	519	(30)

Allowance for doubtful accounts	403	(320)

Deferred rent and other	224	320

Changes in assets and liabilities:

Accounts receivable	(25,737)	(8,904)

Inventories	(5,993)	(7,893)

Prepaid expenses and other assets	4,170	(1,711)

Accounts payable	5,054	1,454

Income taxes payable	13,449	(6,452)

Accrued compensation and related benefits	4,878	4,962

Other accrued liabilities	2,809	4,179

Deferred revenue	60,915	34,700

Net cash provided by operating activities	199,303	127,519

Cash Flows from Investing Activities:

Purchases of short and long-term investments	(180,725)	(251,720)

Redemptions of short and long-term investments	83,057	177,604

Purchases of property and equipment	(49,442)	(22,041)

Proceeds from disposal of property and equipment	—	105

Proceeds from sales of investments	298	419

Purchase of patents	—	(9,015)

Purchases of equity securities	—	(325)

Net cash used in investing activities	(146,812)	(104,973)

Cash Flows from Financing Activities:

Proceeds from sale of common stock related to employee stock transactions	46,717	53,215

Repurchases of common stock	(83,013)	(44,862)

Net cash provided by (used in) financing activities	(36,296)	8,353

Net Increase in Cash and Cash Equivalents	16,195	30,899

Cash and Cash Equivalents:

Beginning of period	241,149	284,161

End of period	$257,344	$315,060

Noncash Investing and Financing Activities:

Deferred stock compensation, net of reversals	$(373)	$1,612

Conversion of evaluation inventory to fixed assets	$4,751	$2,621

Income tax benefit from employee stock transactions	$14,634	$11,929

Supplemental cash flow information:

Income taxes paid	$10,172	$4,733

Income taxes refund	$10,572	$3,810

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

      We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first six months of fiscal 2005 and 2004 were 26-week and 27-week fiscal periods, respectively.

      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2004. The results of operations for the three and six-month periods ended October 29, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

3.	Use of Estimates

      The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; valuation of goodwill and intangibles; accounting for income taxes; inventory reserves and write-down; restructuring accruals; impairment losses on investments; accounting for stock-based compensation; and loss contingencies. Actual results could differ from those estimates.

4.	Stock Compensation

      We account for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized ratably to expense over the vesting periods. We account for stock options issued to non-employees in accordance with

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under the fair value based method.

      Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income and pro forma net income per share would be as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

Net income as reported	$55,329	$48,413	$102,191	$75,486

Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	1,181	301	2,397	612

Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	21,917	24,186	40,468	56,333

Pro forma net income	$34,593	$24,528	$64,120	$19,765

Basic net income per share, as reported	$0.15	$0.14	$0.29	$0.22

Diluted net income per share, as reported	$0.15	$0.13	$0.27	$0.21

Basic net income per share, pro forma	$0.10	$0.07	$0.18	$0.06

Diluted net income per share, pro forma	$0.09	$0.07	$0.17	$0.05

      We amortize deferred stock-based compensation ratably over the vesting periods of the applicable stock purchase rights, restricted stocks and stock options, generally four years. Deferred stock compensation under APB No. 25 and pro forma net income under the provisions of SFAS No. 123 are adjusted to reflect cancellations and forfeitures due to employee terminations as they occur.

      We recorded $1,968 and $3,995 of deferred compensation expense for the three and six-month periods ended October 29, 2004, respectively, and $502 and $1,021 for the three and six-month periods ended October 31, 2003, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the WebManage and Spinnaker acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant and the award of restricted stock to certain employees. The net increase in deferred compensation expense reflected primarily higher stock compensation relating to the Spinnaker acquisition and restricted stock awards offset by forfeitures of unvested options assumed in the Spinnaker and WebManage acquisitions.

      Estimated future deferred stock compensation amortization as of October 29, 2004, for the remainder of fiscal 2005, and fiscal years 2006, 2007 and 2008 are expected to be $3,540, $6,637, $5,098 and $3,705, respectively, and none thereafter.

      We recorded $171 and $248 in compensation expense in the three and six-month periods ending October 29, 2004 and $391 and $526 in the three and six-month periods ending October 31, 2003, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Balance Sheet Components

Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	October 29,	April 30,
	2004	2004

	(In thousands)

Purchased components	$10,607	$13,296

Work in process	595	624

Finished goods	24,149	20,189

	$35,351	$34,109

Property and Equipment

	October 29,	April 30,
	2004	2004

	(In thousands)

Land	$163,230	$158,316

Buildings and building improvements	120,418	119,262

Leasehold improvements	19,095	16,788

Computers, related equipment and purchased software	227,082	211,956

Furniture	21,904	20,781

Construction-in-progress	41,338	16,750

	593,067	543,853

Accumulated depreciation and amortization	(194,761)	(173,136)

	$398,306	$370,717

      During the first quarter of fiscal 2005, as part of our expansion efforts, we purchased three buildings in Research Triangle Park, North Carolina, for $24,095 and which was included in Land and Construction-in-progress as of October 29, 2004.

6.	Goodwill and Intangible Assets

      Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment on February 27, 2004 and concluded that goodwill was not impaired. From the period subsequent to February 27, 2004 through October 29, 2004, there was no impairment of goodwill and intangible assets.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill and identified intangible assets relate to our acquisitions of Spinnaker Networks, Inc. (“Spinnaker”) in February 2004, WebManage Technologies, Inc. (“WebManage”) in November 2000, and Orca Systems, Inc. (“Orca”) in June 2000. Balances as of October 29, 2004 and April 30, 2004 are summarized as follows:

			October 29, 2004		April 30, 2004
	Amortization
	Period	Gross	Accumulated	Net	Accumulated	Net
	(Years)	Assets	Amortization	Assets	Amortization	Assets

	(In thousands)

Intangible assets:

Patents	5	$9,145	$(2,535)	$6,610	$(1,633)	$7,512

Existing technology	5	33,525	(18,796)	14,729	(17,080)	16,445

Trademarks/ Tradenames	3	280	(65)	215	(19)	261

Customer Contracts/ Relationships	1.5	1,100	(519)	581	(153)	947

Covenants Not to Compete	1.5	7,610	(3,594)	4,016	(1,057)	6,553

Total Intangible assets, net		$51,660	$(25,509)	$26,151	$(19,942)	$31,718

      Amortization expense for identified intangibles is summarized below:

	Three Months Ended		Six Months Ended

	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003

	(In thousands)

Patents	$451	$451	$901	$601

Existing technology	858	1,364	1,716	2,728

Other identified intangibles	1,475	—	2,950	—

	$2,784	$1,815	$5,567	$3,329

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

      Based on the identified intangible assets (including patents) recorded at October 29, 2004, the future amortization expense of identified intangibles for the remainder of fiscal 2005 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount

(In thousands)

Remainder of Fiscal 2005	$5,567

2006	7,022

2007	5,309

2008	5,235

2009	3,018

Thereafter	—

Total	$26,151

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Derivative Instruments

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

Balance Sheet Exposures. We utilize currency forward contracts and currency options to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three and six-month periods ended October 29, 2004, net gains generated by hedged assets and liabilities totaled $2,983 and $4,273, respectively, and were offset by losses on the related derivative instruments of $2,992 and $5,208, respectively. For the three and six-month periods ended October 31, 2003, net gains generated by hedged assets and liabilities totaled $2,298 and $4,745, respectively, and were offset by losses on the related derivative instruments of $3,458 and $6,076, respectively.

The premiums paid on the foreign currency option contracts are recognized as a reduction to Total Other Income, Net, when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

Forecasted Transactions. We use currency forward contracts to hedge exposures related to forecasted sales and operating expenses denominated in Euros and British Pounds. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effectiveness is measured on a quarterly basis with the effective portion of the contracts’ gains and losses recorded as other comprehensive income until the forecasted transaction occur. No ineffectiveness was recognized in earnings during the three and six-month periods ended October 29, 2004 and October 31, 2003.

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

      During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods, as their effect would have been antidilutive. These certain options were antidilutive in the three and six-month periods ended October 29, 2004 and October 31, 2003 as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended October 29, 2004 and October 31, 2003, 19,589 and 16,234 shares of common stock options with a weighted average exercise price of $46.14 and $53.66, respectively, were excluded from the diluted net income per share computation. For the six-month periods ended October 29, 2004 and October 31, 2003, 23,443 and 23,998 shares of common stock options with a weighted average exercise price of $42.26 and $43.16, respectively, were excluded from the diluted net income per share computation.

      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

Net Income (Numerator):

Net income, basic and diluted	$55,329	$48,413	$102,191	$75,486

Shares (Denominator):

Weighted average common shares outstanding	358,324	343,806	357,807	342,769

Weighted average common shares outstanding subject to repurchase	(537)	(81)	(542)	(63)

Shares used in basic computation	357,787	343,725	357,265	342,706

Weighted average common shares outstanding subject to repurchase	537	81	542	63

Common shares issuable upon exercise of stock options	16,750	20,909	16,217	18,837

Shares used in diluted computation	375,074	364,715	374,024	361,606

Net Income Per Share:

Basic	$0.15	$0.14	$0.29	$0.22

Diluted	$0.15	$0.13	$0.27	$0.21

9.	Stockholders’ Equity

Stock Repurchase Program

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

      During fiscal 2004, we repurchased 6,853 shares of our common stock at an average price of $19.87 per share for an aggregate cost of $136,171. During the first half of fiscal 2005, we purchased 4,048 shares of our

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock at an average price of $20.51 per share for an aggregate purchase price of $83,014. As of October 29, 2004, we had purchased 10,901 shares of our common stock at an average price of $20.11 per share for an aggregate purchase price of $219,185 since the inception of the stock repurchase program

Comprehensive Income

      The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

Net income	$55,329	$48,413	$102,191	$75,486

Currency translation adjustment	945	512	(418)	1,914

Change in unrealized gain (loss) on derivatives	(1,049)	(96)	(1,705)	(382)

Change in unrealized gain (loss) on investments	1,209	82	(98)	(988)

Comprehensive income	$56,434	$48,911	$99,970	$76,030

      The components of accumulated other comprehensive income (loss) net of related tax effects were as follows:

	October 29,	April 30,
	2004	2004

	(In thousands)

Accumulated translation adjustments, net	$784	$1,202

Accumulated realized gain (loss) on derivatives	(1,393)	312

Accumulated unrealized gain (loss) on available-for-sale investments, net	(990)	(892)

Total accumulated other comprehensive income (loss)	$(1,599)	$622

10.	Restructuring Charges

      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities.

Fiscal 2002 Second Quarter Restructuring Plan

      As a result of the restructuring in August 2001, we recorded a charge of $7,980. The restructuring charge included $4,796 of severance-related amounts, $2,656 of committed excess facilities and facility closure expenses, and $528 in fixed assets write-offs. The reserve balance related to this restructuring charge of $280 at October 29, 2004 was included in other accrued liabilities.

      In the event that the foreign facilities are not subleased, we will be obligated for additional total lease payments of approximately $305 as of October 29, 2004 to be payable through January 2006.

      During the second quarter of fiscal 2005, we paid $544 pursuant to final resolution of certain severance-related restructuring accruals. As of October 29, 2004, we have $178 outstanding in our accrued and unpaid severance-related restructuring costs due to changes in estimated costs of certain severance-related matters. We expect to pay or adjust the remaining severance-related restructuring costs pending the outcome of the ultimate resolution of these matters in the next twelve months.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at October 29, 2004 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980

Cash payments and others	(4,508)	—	(803)	(5,311)

Non-cash portion	—	(528)	(37)	(565)

Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500

Cash payments and others	64	—	(82)	(18)

Non-cash portion	—	—	(9)	(9)

Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	667	—	140	807

Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	717	—	131	848

Cash payments and others	5	—	1	6

Reserve balance at July 30, 2004	722	—	132	854

Cash payments and others	(544)	—	(30)	(574)

Reserve balance at October 29, 2004	$178	$—	$102	$280

Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at October 29, 2004, $612 was included in other accrued liabilities and the remaining $4,224 was classified as long-term obligations.

      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $923 and $1,327 respectively, primarily relating to sublease assumptions for our engineering facility lease. Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased as anticipated, we will be obligated for additional total lease payments of $1,761 as of October 29, 2004 to be payable through November 2010.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following analysis sets forth the significant components of the restructuring reserve at October 29, 2004 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850

Cash payments and others	(629)	—	(32)	(661)

Non-cash portion	—	(473)	—	(473)

Reserve balance at April 30, 2002	184	—	4,532	4,716

Cash payments and others	(77)	—	(991)	(1,068)

Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571

Cash payments and others	—	—	(690)	(690)

Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	—	—	5,208	5,208

Cash payments and others	—	—	(180)	(180)

Reserve balance at July 30, 2004	—	—	5,028	5,028

Cash payments and others	—	—	(192)	(192)

Reserve balance at October 29, 2004	$—	$—	$4,836	$4,836

11.	Short-Term Investments

      All our investments are classified as available for sale at October 29, 2004 and April 30, 2004. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary.

12.	New Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through April 30, 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of FIN 46-R on May 1, 2004. The adoption of FIN 46-R did not have an impact on the financial position, results of operations or cash flows of the Company.

      In November 2003, the EITF reached an interim consensus on EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. Adoption of the consensus did not have a significant impact on the carrying value of its investments at October 29, 2004. The Company will continue to monitor the carrying value of its investments under this new guidance. On September 30, 2004, the FASB issued FSP (FASB Staff Position) EITF Issue 03-1-a to delay the effective date for the measurement and recognition guidance contained in EITF 03-01 until further guidance is issued.

13.	Commitments and Contingencies

      The following summarizes our commitments and contingencies at October 29, 2004, and the effect such obligations may have on our future periods, (in thousands):

	Payments Due by Period

Commitments & Contingencies:	2005	2006	2007	2008	2009	Thereafter	Total

Rent operating lease payments(1)	$6,524	$12,035	$8,265	$7,315	$7,095	$9,724	$50,958

Equipment operating lease payments	1,469	2,401	1,496	266	106	11	5,749

Venture capital funding commitments(2)	290	581	581	568	556	1,112	3,688

Purchase commitments and other(3)	6,548	756	604	2	—	—	7,910

Communications & Maintenance(4)	2,941	4,117	429	49	12	—	7,548

Estimated contingent lease payments(5)	61	129	377	388	431	680	2,066

Total Commitments & Contingencies:	$17,833	$20,019	$11,752	$8,588	$8,200	$11,527	$77,919

	Amount of Commitment Expiration Per Period

Other Commercial Commitments:	2005	2006	2007	2008	2009	Thereafter	Total

Letters of Credit(6)	$1,483	$—	$—	$—	$—	$337	$1,820

Restricted Cash(7)	942	639	539	545	333	103	3,101

Total Commercial Commitments	$2,425	$639	$539	$545	$333	$440	$4,921

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are also leased under operating leases which expire through fiscal 2019. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we were to exercise these renewal options and if we were to enter into additional operating lease agreements. Certain real estate operating sub-lease income of $233 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude the leases impacted by the restructurings and include only rent lease commitments that are over one year.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us in the short and long-term. Other commitments include examples such as facilities-related and utilities usage minimum cash commitment we expect to pay in the long-term. Purchase commitments and other excludes purchases of good and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes costs that are not reasonably estimable at this time.

(4)	Under certain communications contracts with major telephone companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in January 2009.

(5)	As a result of headcount reductions and a restructuring in fiscal 2002, we are not currently utilizing certain existing space at our California headquarters site. Additionally, we have also exited office space under non-cancellable leases in certain locations both in the U.S. and Europe. If we are unable to successfully sublease our vacated and unoccupied office space under operating leases, we would be obligated to pay $2,066 in excess of the liability recorded in our restructuring reserves. See “Note 10 — Restructuring Charges.”

(6)	The amounts outstanding under these letters of credit relate to workers’ compensation, customs guarantee and a foreign lease.

(7)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

      In May 2000, we entered into a split dollar insurance arrangement with Daniel J. Warmenhoven. Under the arrangement, we will pay the annual premiums on several insurance policies on the life of the survivor of Mr. Warmenhoven and his wife Charmaine Warmenhoven, and Mr. Warmenhoven will pay us each year for a portion of those premiums equal to the economic value of the term insurance coverage provided him under the policies. For each of the 2001, 2002, 2003, 2004 and 2005 fiscal years, we paid an aggregate net annual premium on these split dollar polices in the amount of approximately $2,050. Under the arrangement, we will be reimbursed for all premium payments made on those policies, and it is intended that we will be reimbursed not later than May 2005. Accordingly, such balances have been reclassified from Other assets to Prepaid expenses and other at October 29, 2004. The policies are owned by a family trust established by Mr. Warmenhoven, and upon the death of the survivor of Mr. Warmenhoven and his wife or any earlier cash-out of the policies, we will be entitled to a portion of the insurance proceeds or cash surrender value of the policies equal to the net amount of cumulative premiums paid on those policies by us, and the balance will be paid to the trust. We have obtained a collateral assignment of the policies as a security interest for our portion of the proceeds or cash surrender value payable to us under the policies, and neither Mr. Warmenhoven nor the trust may borrow against the policies while that security interest remains in effect. The arrangement is terminable by us upon thirty (30)-days prior notice, and such termination will trigger a refund of the net cumulative premiums paid by us on the policies.

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

      As of October 29, 2004, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee, and restricted cash, which were related to facility lease requirements, service performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $4,921 and $4,338 as of October 29, 2004 and April 30, 2004, respectively. Of this maximum exposure, $3,101 and $2,736 of restricted cash was classified under Prepaid expenses and Other Assets on our balance sheet at October 29, 2004 and April 30, 2004, respectively. Except for the restricted cash recorded on our balance sheet, we have not recorded any liability at October 29, 2004 for the remaining $1,820 guarantees.

      As of October 29, 2004, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $194,604. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

      We offer both recourse and non-recourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of October 29, 2004 and April 30, 2004, the maximum recourse exposure under such leases totaled approximately $5,875 and $6,755, respectively. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our belief that the trend towards unification of storage continues to accelerate; (2) our expectation that we will see strong demand for storage in many areas; (3) our plans to continue to leverage our product capabilities to enhance our storage grid architectures; (4) our belief that the data storage market experienced growth and increased IT spending; (5) our belief that our competitors may be re-positioned to acquire significant market share from us; (6) our expectation that there will be a further decline in the price per petabyte; (7) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market; (8) our estimates of future intangibles and stock compensation amortization expense relating to the Spinnaker acquisition; (9) our expectation that service margins will improve; (10) our expectation that we will continue to add sales capacity; (11) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (12) our intention to continuously broaden our existing product offerings and introduce new products; (13) our estimates regarding future capitalized patents amortization expenses; (14) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (15) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2005; (16) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2005; (17) our expectation regarding estimated future deferred stock compensation amortization expenses; (18) the possibility that we may be obligated for additional total lease payments to be payable through January 2006 if we are unable to sublease certain vacated foreign facility; (19) the possibility that we may be obligated for additional lease payments to be payable through November 2010 in the event that our vacated facilities are not subleased; (20) our expectation that interest income will increase for the remainder of fiscal 2005; (21) our expectations regarding our contractual cash obligations and other commercial commitments at October 29, 2004 for the remainder of fiscal 2005 and fiscal years 2006 through 2009 and thereafter, which we anticipate will equal no more than $81.0 million in the aggregate; (22) our expectation that capital expenditures will increase consistent with our business growth; (23) our expectation that our existing facilities and those currently being developed, will be sufficient for our needs for at least the next two years and that these construction projects will be financed through cash from operations and existing cash and investments; (24) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (25) our belief that the accounting policies described under the Critical Accounting Estimates and Policies are the ones that most frequently require us to make estimates and judgments; (26) our belief that foreign currency hedging contracts will not subject us to significant credit risk; (27) our belief that we have been able to compete successfully with our principal competitors based on the superior technology of our products; (28) our intent to regularly introduce new products and product enhancements; (29) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (30) our intention to continue to establish and maintain business relationships with technology companies; (31) the possibility that we may engage in future acquisitions; (32) our expectation that we will increasingly rely on our indirect sales channel for a significant portion of our revenue; (33) our expectation that the ultimate costs to resolve any outstanding legal claims or proceedings will not be material to our business; (34) our expectation that companies in the appliance market will increasingly be subject to infringement claims as the industry grows; and (35) our expectation that the value of our investments will not decline significantly because of changes in market interest rates, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) our ability to identify and respond to significant market trends and emerging standards; (8) our ability to realize our financial objectives through increased investment in people, process and systems; (9) acceptance of, and demand for, our products; (10) our ability to maintain our supplier and contract manufacturer relationships; (11) the ability of our competitors to introduce new products that compete successfully with our products; (12) the general economic environment and the continued growth of the storage and content delivery markets; (13) our ability to sustain and/or improve our cash and overall financial position; and (14) those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

Second Quarter Fiscal 2005 Highlights

      Throughout the second quarter of fiscal year 2005, we introduced new security and compliance solutions, expanded partnerships, and continued to grow iSCSI deployments. A wide range of enterprise customers have chosen to deploy NetApp for a variety of reasons — reduced complexity, a low total cost of ownership (TCO), advanced management capabilities through Data ONTAPTM software and a range of advanced storage and software management capabilities.

      The key drivers of growth included demand for data protection solutions, growth in our Windows® business and the continued migration from direct attached storage to network storage. Our storage-attached networks (“SAN”) penetration continued to grow with the majority of fibre channel SAN systems deployed in combination with either network-attached storage (“NAS”) or iSCSI protocols. We believe that the trend towards unification of storage continues to accelerate, as exemplified by the strong performance of our SAN and iSCSI business.

      Customers across all geographies deploy our solutions for a variety of database, security, and other data center and mission-critical applications. We expect to continue to see strong demand for storage in many areas, including mission-critical tier-one environments, distributed enterprise, disk-to-disk backup, compliance, disaster recovery, and unified SAN and NAS solutions. We recently announced NetApp’s next generation software platform, Data ONTAP 7G, providing flexible data management for enterprise grid storage environments. With Data ONTAP 7G, we also expanded the capabilities of our gFilerTM storage systems by adding fibre channel SAN capabilities, and providing a virtualized storage solution for multi-vendor/protocol storage environments. We plan to continue to leverage our product capabilities to enhance our storage grid architectures.

      Overall, our year-over-year revenue growth was primarily driven by strong demand for our new products across all major product lines, increased sales of our software and services products, additional channel/partner opportunities, and improving IT spending. We believe the data storage market experienced growth and increased IT spending but remain cautiously optimistic about the economic recovery. While we are focused on increasing revenue and gaining market share, some of our competition may be challenged to sustain their market share. However, we believe that those competitors who survived the economic downturn are now re-focused and re-positioned to take advantage of these positive market conditions, some of which may in turn acquire significant market share from us. We cannot assure you that we will be able to maintain our competitive position against current and potential competition, particularly competitors that have greater financial, technical, marketing, sales, service and other resources than we do and therefore may be able to respond more quickly than us to the new or changing opportunities, technologies and customer requirements.

      We also cannot assure you that revenue will continue to grow at previous rates. This revenue growth has occurred while the market for our storage products and solutions has grown more competitive with downward pricing pressures that could negatively impact our revenue growth rate. At the same time, we anticipate and continue to experience further price decline per petabyte for our products which may have an adverse impact on our gross margin if not offset by favorable software mix and higher average selling prices associated with new products. We continue to expect our gross margin to be impacted by factors such as new product introductions and enhancements, add-on software and product mix, discount level, competition and global service investment.

      Continued revenue growth is dependent on the introduction of our new products, including but not limited to the incorporation of new advanced distributed storage technologies from our Spinnaker acquisition into our existing products. As with any product introduction, we face risks in the design, testing, qualification and market acceptance of our new products. If we fail to timely introduce new products, or if there is no or reduced demand for these or our current products, we may experience a decline in revenue. We believe that our strategic investments are targeted at some of the strongest growth areas of the storage market. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, our business could be materially adversely affected. Additionally, we plan to invest in the people, processes, and systems necessary to best optimize these growth opportunities. However, we cannot assure you that such investments will achieve our financial objectives. See “Risk Factors” under Item 2.

Second Quarter Fiscal 2005 Financial Performance

•	Our revenues for the second quarter of fiscal 2005 were $375.2 million, a 36.2% increase over the same period a year ago. Our revenues for the six-month period ended October 29, 2004 were $733.6 million, a 36.9% increase over the same period a year ago. While all product areas contributed to revenue growth, NearStore R200, FAS 980, FAS 920 and the FAS 270 were significant contributors.

•	Our overall gross margins improved to 61.6% and 60.8%, respectively, in the three and six-month periods ended October 29, 2004 from 59.9% and 59.9%, respectively, in the same periods a year ago. The improvement in our gross margin was primarily attributable to a favorable change in product and add-on software mix, partially offset by the continued investment in our service infrastructure.

•	Net income for the second quarter of fiscal 2005 increased 14.3% to $55.3 million compared to net income of $48.4 million for the same period a year ago. Net income for the six-month period ended October 29, 2004 increased 35.4% to $102.2 million compared to net income of $75.5 million for the same period a year ago. Net income for the second quarter and first six months of fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling.

•	Except for the long-term restructuring liabilities of approximately $4.8 million, our balance sheet as of October 29, 2004 remains debt-free, with cash, cash equivalents and investments of $921.7 million (net of $35.3 million and $83.0 million of cash repurchases of our common stock in the three and six-month periods ended October 29, 2004, respectively,) due primarily to our net income and the related cash generated from operations. Days Sales Outstanding was at 53 days as of October 29, 2004 compared to 51 days as of October 31, 2003, reflecting linear quarterly sales and solid credit management. Inventory turns were 16.3 times, improved 34.9% from a year ago. Deferred revenue increased 62.6% to $339.9 million from $209.1 million reported a year ago. Capital purchases of plant, property and equipment for the six-month period ended October 29, 2004 were $49.4 million, which included the $24.1 million site purchase in Research Triangle Park, North Carolina.

Results of Operations

      The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

Revenues:	100.0%	100.0%	100.0%	100.0%

Product revenue	89.8	90.6	90.2	90.5

Service revenue	10.2	9.4	9.8	9.5

Cost of Revenues:

Cost of product revenue	29.8	32.0	30.8	32.3

Cost of service revenue	8.6	8.1	8.4	7.8

Gross margin	61.6	59.9	60.8	59.9

Operating Expenses:

Sales and marketing	29.1	29.8	29.0	30.1

Research and development	10.8	11.4	10.8	11.8

General and administrative	4.8	4.7	4.7	4.6

Stock compensation	0.6	0.3	0.6	0.3

Restructuring charges	—	0.4	—	0.2

Total operating expenses	45.3	46.6	45.1	47.0

Income from Operations	16.3	13.3	15.7	12.9

Other Income (Expense), net:

Interest income	1.6	1.0	1.4	1.1

Other expenses, net	0.1	(0.4)	(0.1)	(0.2)

Net gain on investments	—	—	—	—

Total other income, net	1.7	0.6	1.3	0.9

Income before Income Taxes	18.0	13.9	17.0	13.8

Provision for (Benefit from) Income Taxes	3.3	(3.7)	3.1	(0.3)

Net Income	14.7%	17.6%	13.9%	14.1%

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended		Six Months Ended

	October 29,	October 31,	October 29,	October 31,
	2004	2003	2004	2003

Product revenue:

Products	79.1%	80.8%	79.8%	81.0%

Software subscriptions	10.7	9.8	10.4	9.5

	89.8	90.6	90.2	90.5

Service revenue	10.2	9.4	9.8	9.5

Total revenues	100.0%	100.0%	100.0%	100.0%

Discussion and Analysis of Results of Operations

      Product Revenues — Product revenues increased by 35.0% to $336.8 million for the second quarter of fiscal 2005, from $249.5 million for the second quarter of fiscal 2004. Product revenues increased by 36.3% to

$661.4 million for the six-month period ended October 29, 2004, from $485.3 million for the six-month period ended October 31, 2003. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the same period in the prior year.

      Product revenues were favorably impacted by the following factors:

•	increased revenues from our current product portfolio, such as: FAS980, FAS920, and FAS270 filer products; NearStore® R200 nearline storage systems; and NetCache® C2100 and C6200 appliances and add-on software;

•	increased sales of software subscriptions representing 10.7% and 10.4% of total revenues for the three and six-month periods ended October 29, 2004, respectively and 9.8% and 9.5% of total revenues for the three and six-month periods ended October 31, 2003, respectively;

•	increased demand for NetApp’s data protection, mission-critical tier-one storage environments, iSCSI SAN deployments in the Windows environment, distributed enterprise, and unified SAN and NAS solutions; and

•	increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors and OEM partners, representing 54.7% and 50.4% of total revenues for three and six-month periods ended October 29, 2004, respectively, and 47.0% and 49.3% of total revenues for the three and six month periods ended October 31, 2003, respectively.

      Product revenues were negatively impacted by the following factors:

•	lower-cost-per-megabyte disks;

•	declining average selling prices and unit sales of our older products and

•	incremental revenue due to an extra week of business in the first half of fiscal 2004 compared to the first half of fiscal 2005.

      The Spinnaker acquisition did not have a significant impact on our second quarter and the first half of fiscal 2005 revenue. We cannot assure you that we will be able to maintain or increase market demand for our products.

      Service Revenues — Service revenues, which include hardware support, professional services and educational services, increased by 47.5% to $38.4 million in the second quarter of fiscal 2005, from $26.0 million in the second quarter of fiscal 2004. Service revenues increased by 42.2% to $72.2 million in the six-month period ended October 29, 2004, from $50.7 million in the six-month period ended October 31, 2003.

      The increase in absolute dollars was due to the following factors:

•	an increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages than our non-enterprise customers;

•	a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers; and

•	growth in professional services revenue.

      While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2005.

      Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 10.2% and 9.8% of total revenues for the three and six-month periods ended October 29, 2004, respectively and 9.4% and 9.5% of total revenues for the three and six-month periods ended October 31, 2003, respectively.

      International total revenues — International total revenues (including United States exports) increased by 37.8% and 37.7% for the three and six-month periods ended October 29, 2004 as compared to the same periods of fiscal 2004. International total revenues were $155.6 million, or 41.5% of total revenues and $304.9 million, or 41.6% of total revenues for the three and six-month periods ended October 29, 2004, respectively. International total revenues were $112.9 million, or 41.0% of total revenues and $221.4 million, or 41.3% of total revenues for the three and six-month periods ended October 31, 2003, respectively. The increase in international sales was primarily a result of European and Asia Pacific net revenues growth, driven by larger storage implementations, increased demand for our solutions portfolio and higher storage spending in certain geographic regions, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2005.

      Product Gross Margin — Product gross margin increased to 66.8% for the second quarter of fiscal 2005, from 64.7% for the second quarter of fiscal 2004. Product gross margin increased to 65.8% for the six-month period ended October 29, 2004, from 64.3% for the six-month period ended October 31, 2003. Amortization of existing technology included in cost of product revenues was $0.9 million and $1.7 million for the three and six-month periods ended October 29, 2004, respectively, and $1.4 million and $2.7 million for the three and six-month periods ended October 31, 2003, respectively. Estimated future amortization of existing technology to cost of product revenues relating to the Spinnaker acquisition will be $1.7 million for the remainder of fiscal 2005 and $3.4 million for each of fiscal years 2006, 2007, 2008; $2.8 million for fiscal year 2009; and none thereafter.

      Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	competitive pricing solutions with our bundled software and solutions set;

•	higher average selling prices for our newer products;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers;

•	improved operational efficiency;

•	lower cost of components and manufacturing overhead; and

•	transitional expenses incurred in the three and six-month periods ended October 31, 2003 associated with the initial implementation of a new Enterprise Resource Planning (“ERP”) system, which we did not incur in the three and six-month periods ended October 29, 2004.

      Product gross margin was negatively impacted by:

•	increased sales through certain indirect channels, which typically carry a lower gross margin than our direct sales;

•	higher disk content with an expanded storage capacity for the higher-end filers and NearStore systems, as resale of disk drives generates lower gross margin;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts; and

•	lower average selling price of certain add-on software options.

      Service Gross Margin — Service gross margin increased to 15.9% in the second quarter of fiscal 2005 as compared to 13.9% in the second quarter of fiscal 2004. Service gross margin decreased to 14.7% in the six-month period ended October 29, 2004 as compared to 17.7% in the six-month period ended October 31, 2003. Investments in customer service increased by 44.2% to $32.3 million in the second quarter of fiscal 2005, from $22.4 million in the second quarter of fiscal 2004. Investments in customer service increased by 47.4% to $61.5 million in the six-month period ended October 29, 2004, from $41.7 million in the six-month period ended October 31, 2003.

      The slight improvement in service gross margin for the second quarter of fiscal 2005 compared to the same quarter in fiscal 2004 reflected growth in services revenue partially offset by continued investment in global support infrastructure. The decrease in service gross margin for the six-months ended October 29, 2004 as compared to the same period in the prior year was primarily due to the continued investment in our service infrastructure to support our increasing enterprise customer base partially offset by improved headcount utilization. These investments included additional professional support engineers, increased support center activities and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. We expect service margin to improve as we begin to see service revenue growth and improved headcount utilization, partially offset by major investments in headcount and logistics as we continue to build out our service capability and capacity to support our growing enterprise customers and new products.

      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 32.8% to $109.1 million for the second quarter of fiscal 2005, from $82.2 million for the second quarter of fiscal 2004. These expenses were 29.1% and 29.8% of total revenues for the second quarters of fiscal 2005 and fiscal 2004, respectively. Sales and marketing expenses increased 31.5% to $212.4 million for the six-month period ended October 29, 2004, from $161.5 million for the six-month period ended October 31, 2003. These expenses were 29.0% and 30.1% of total revenues for the six-month periods ended October 29, 2004 and October 31, 2003, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher sales kick-off expenses and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions and scaling our sales infrastructure, offset by an extra week of business in the first half of fiscal 2004 as compared to the same period in the current year. Amortization of Spinnaker trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $0.2 million and $0.4 million for the second quarter and first half of fiscal 2005, respectively, and none in the same periods in fiscal 2004, respectively. Estimated future amortization of trademarks, tradenames, customer contracts and relationships relating to the Spinnaker acquisition will be $0.4 million for the remainder of fiscal year 2005, $0.3 million for fiscal 2006, and $0.1 million for fiscal 2007, respectively, and none thereafter.

      Sales and marketing headcount increased to 1,637 at October 29, 2004 from 1,203 at October 31, 2003. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents. Included in research and development expenses is capitalized patents amortization of $0.5 million and $0.9 million for the three and six-month periods ended October 29, 2004, respectively, as compared to $0.5 million and $0.6 million, respectively, for the same periods in the prior year. Estimated future capitalized patents amortization expenses for the remainder of fiscal 2005 will be $0.9 million, $1.8 million for each of the fiscal years 2006, 2007 and 2008, respectively, and $0.3 million thereafter.

      Research and development expenses increased 29.0% to $40.7 million for the second quarter of fiscal 2005 from $31.5 million for the second quarter of fiscal 2004. These expenses represented 10.8% and 11.4% of total revenues for the second quarters of fiscal 2005 and 2004, respectively. Research and development expenses increased 25.8% to $79.4 million for the six-month period ended October 29, 2004 from $63.1 million for the six-month period ended October 31, 2003. These expenses represented 10.8% and 11.8% of total revenues for the six-month periods ended October 29, 2004 and October 31, 2003, respectively. The increase in research and development expenses was primarily a result of increased headcount, increased ongoing impact of the Spinnaker acquisition, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, offset by an extra week of expenses in the first half of fiscal 2004 compared to the same period in the current year, cost control and reduction in discretionary spending efforts. Research and development headcount increased to 738 as of October 29, 2004 compared to 567 as of October 31, 2003. For both the six-month periods ended October 29, 2004 and October 31, 2003, no software development costs were capitalized.

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

      General and Administrative — General and administrative expenses increased 40.4% to $17.9 million for the second quarter of fiscal 2005, from $12.7 million for the second quarter of fiscal 2004. These expenses represented 4.8% and 4.7% of total revenues for the second quarters of fiscal 2005 and 2004, respectively. General and administrative expenses increased 39.0% to $34.8 million for the six-month period ended October 29, 2004, from $25.0 million for the six-month period ended October 31, 2003. These expenses represented 4.7% and 4.6% of total revenues for the six-month periods ended October 29, 2004 and October 31, 2003, respectively. This increase in absolute dollars was primarily due to expenses associated with expanded regulatory requirements, higher legal expenses and professional fees for general corporate matters, higher performance-based payroll expenses due to higher profitability, partially offset by reduced expenses as a result of one less week of expenses in the three and six-month periods ended October 29, 2004 compared to the same periods in the prior year and higher expenses associated with investments in our enterprise-wide ERP system and back-office infrastructure in the three and six-month periods ended October 31, 2003 which we did not incur in the same periods of the current fiscal year.

      General and administrative headcount increased to 375 at October 29, 2004 from 297 at October 31, 2003. We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2005 due to additional expenses related to expanded regulatory requirements as compared to the same period in the prior year. Amortization of Spinnaker covenants not to compete included in general and administrative expenses was $1.3 million and $2.5 million for the three and six-month periods ended October 29, 2004, respectively, and none in the same periods in the prior year. Estimated future amortization of covenants not to compete relating to the Spinnaker acquisition will be $2.5 million in the remainder of fiscal 2005 and $1.5 million for fiscal year 2006, and none thereafter.

      Stock Compensation — Stock compensation expenses were $2.1 million and $4.2 million in the three and six-month periods ended October 29, 2004, respectively and $0.9 million and $1.5 million for the three and six-month periods ended October 31, 2003, respectively. This net increase in stock compensation expenses reflected primarily higher stock compensation relating to the Spinnaker acquisition and restricted stock awards offset by forfeitures of unvested options and restricted stock assumed in the Spinnaker and WebManage acquisitions. Estimated future deferred stock compensation amortization expenses are $3.5 million in the remainder of fiscal 2005, $6.6 million in fiscal 2006, $5.1 million in fiscal 2007 and $3.7 million in fiscal 2008 and none thereafter.

      Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities.

     Fiscal 2002 Second Quarter Restructuring Plan

      In August 2001, we implemented the first restructuring plan, which included a reduction in workforce by approximately 200 employees and a consolidation of facilities. The action was required to properly align and manage the business commensurate with our revenue at that time. All functional areas of the Company were affected by the reduction. We completed our actions during the second quarter of fiscal 2002. As a result of this restructuring, we recorded a charge of $8.0 million. The restructuring charge included $4.8 million of severance-related amounts, $2.7 million of committed excess facilities and facility closure expenses, including certain facilities in foreign countries, and $0.5 million in fixed assets write-offs. The reserve balance related to this restructuring charge was $0.3 million at October 29, 2004 was included in other accrued liabilities.

      In the event that the foreign facilities that we vacated are not subleased, we will be obligated for additional total lease payments of approximately $0.3 million as of October 29, 2004 to be payable through January 2006.

      During the second quarter of fiscal 2005, we paid $0.5 million pursuant to final resolution of certain severance-related restructuring accruals. As of October 29, 2004, we have $0.2 million outstanding in our accrued and unpaid severance-related restructuring costs due to changes in estimated costs of certain severance-related matters. We expect to pay or adjust the remaining severance-related restructuring costs pending the outcome of the ultimate resolution of these matters in the next twelve months.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at October 29, 2004 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980

Cash payments and others	(4,508)	—	(803)	(5,311)

Non-cash portion	—	(528)	(37)	(565)

Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500

Cash payments and others	64	—	(82)	(18)

Non-cash portion	—	—	(9)	(9)

Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	667	—	140	807

Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	717	—	131	848

Cash payments and others	5	—	1	6

Reserve balance at July 30, 2004	722	—	132	854

Cash payments and others	(544)	—	(30)	(574)

Reserve balance at October 29, 2004	$178	$—	$102	$280

     Fiscal 2002 Fourth Quarter Restructuring Plan

      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we recorded a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at October 29, 2004, $0.6 million was included in other accrued liabilities and the remaining $4.2 million was classified as long-term obligations.

      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $0.9 million and $1.3 million, respectively, primarily relating to sublease assumptions for our engineering facility. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased as anticipated, we will be obligated for an additional total lease payments of $1.8 million as of October 29, 2004 to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at October 29, 2004 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850

Cash payments and others	(629)	—	(32)	(661)

Non-cash portion	—	(473)	—	(473)

Reserve balance at April 30, 2002	184	—	4,532	4,716

Cash payments and others	(77)	—	(991)	(1,068)

Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571

Cash payments and others	—	—	(690)	(690)

Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	—	—	5,208	5,208

Cash payments and others	—	—	(180)	(180)

Reserve balance at July 30, 2004	—	—	5,028	5,028

Cash payments and others	—	—	(192)	(192)

Reserve balance at October 29, 2004	$—	$—	$4,836	$4,836

      Interest Income — Interest income was $6.1 million and $2.8 million for the second quarters of fiscal 2005 and 2004, respectively. For the six-month periods ended October 29, 2004 and October 31, 2003, interest income was $10.2 million and $5.9 million, respectively. Included in interest income for the second quarter of fiscal 2005 was a $1.3 million interest received on a tax refund. In addition, the increase in interest income was primarily driven by higher cash and investment balances provided by operating activities and higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2005 as a result of higher cash and invested balances in a higher interest-rate portfolio environment as we reinvest our securities in longer-term investments and rising average interest rates.

      Other Income (Expense), Net — Other Income (Expense), Net, included net exchange losses from foreign currency transactions, minimal in the second quarter of fiscal 2005 and $0.9 million for the six-month periods ended October 29, 2004. For the three and six-month periods ended October 31, 2003, $1.2 million and $1.3 million, respectively, were included as net exchange losses from foreign currency transactions. The net exchange loss was a result of the volatility of the currency exchange market and increased hedging costs associated with our forward and option activities.

      Net Gain on Investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the six-month period of fiscal 2004, we realized a net gain of $0.1 million, respectively, on the sale of previously impaired investments.

      Provision for Income Taxes — For the three and six-month period ended October 29, 2004, we applied an annual tax rate of 18.1% to pretax income. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

      Provision for (Benefit from) income taxes for the second quarter of fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as current and future tax rate benefits. This Dutch tax ruling, however, will expire at the end of calendar 2005. There are uncertainties associated with securing a new Dutch tax ruling. As such, we cannot assure you that we will be able to extend this ruling or secure any new favorable rulings, the absence of which may have an adverse impact on the results of our international operations.

Liquidity and Capital Resources

      The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, other sources and uses of cash flow and potential tax opportunities on our liquidity and capital resources.

Balance Sheet and Cash Flows

      As of October 29, 2004, as compared to April 30, 2004, our cash, cash equivalents, and short-term investments increased by $113.8 million to $921.7 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $98.3 million to $843.3 million as of October 29, 2004, compared to $745.0 million as of April 30, 2004.

      During the first half of fiscal 2005, we recorded net income of $102.2 million as compared to $75.5 million in the same period of the prior year. Non-cash adjustments were higher in the first half of fiscal 2005, including amortization of intangible assets, which was higher by $1.9 million and stock compensation which was higher by $2.7 million, all relating to the Spinnaker acquisition.

      Net sources of cash related to working capital related items increased by $39.2 million in the first half of fiscal 2005 as compared to the same period of fiscal 2004. In addition to higher net income and non-cash adjustments in the first half of fiscal 2005, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers;

•	an increase in accounts payable in the first half of fiscal 2005 as a result of growth in business volumes;

•	increased income taxes payable, primarily reflecting higher profitability in the first half of fiscal 2005 as compared to the same period in the prior year; partially offset by higher worldwide tax payments; and

•	decreased prepaid expenses and other assets due to a tax refund of $9.0 million in connection with a carryback of net operating losses generated in fiscal 2000.

      The above factors were partially offset by the effects of increased accounts receivable balances due to higher revenues in the second quarter of fiscal 2005 compared to the same period in the prior year.

      Capital expenditures for the first half of fiscal 2005 were $49.4 million, which included the $24.1 million site purchase in Research Triangle Park (RTP), North Carolina, as compared to $22.0 million in the same period a year ago. We used net proceeds of $97.6 million and $74.1 million in the six-month periods ended October 29, 2004 and October 31, 2003, respectively, for net purchases/redemptions of short-term investments. In the six-month period ended October 31, 2003, we acquired additional patents for a purchase price of approximately $9.0 million. Investing activities in the six-month period ended October 31, 2003 also included new investments in privately held companies of $0.3 million. We received $0.3 million and $0.4 million in sales proceeds from sales of short and long-term investments in the six-month periods ended October 29, 2004 and October 31, 2003, respectively.

      We used $36.3 million and received $8.4 million in the six-month periods ended October 29, 2004 and October 31, 2003 from net financing activities, which included sales of common stock related to employee stock transactions net of common stock repurchases. We repurchased 4.0 million shares of common stock at a total of $83.0 million during six-month period ended October 29, 2004. During the six-month period ended October 31, 2003, we repurchased 2.7 million shares at a total of $44.9 million. Other financing activities provided $46.7 million and $53.2 million in the six-month periods ended October 29, 2004 and October 31, 2003, respectively, which related to sales of common stock related to employee stock transactions.

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

Stock Repurchase Program

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

      During fiscal 2004, we repurchased 6.9 million shares of our common stock at an average price of $19.87 per share for an aggregate cost of $136.2 million. During the first half of fiscal 2005, we purchased 4.0 million shares of our common stock at an average price of $20.51 per share for an aggregate purchase price of $83.0 million. As of October 29, 2004, we had purchased 10.9 million shares of our common stock at an average price of $20.11 per share for an aggregate purchase price of $219.2 million since the inception of the stock repurchase program

Other Sources and Uses of Cash and Tax Opportunities

      Under the split dollar insurance arrangement with Daniel J. Warmenhoven (see Note 13) , we will be reimbursed for all premium payments made on these policies. We expect to be reimbursed $10.2 million no later than May 2005.

      The American Jobs Creation Act of 2004 (“the Act”) was signed into law on October 22, 2004. Several provisions of the Act may impact us and the amount of tax we may pay this year and in future years. However, the determination of the level of tax that we will be subject to will hinge on the IRS giving guidance on the Act’s provisions and on the extent to which we choose to pursue some of the elective opportunities under the Act. While the IRS has yet to issue clarifying guidance on the provisions in the Act, we may be impacted by the domestic manufacturing deduction, the repeal of the extra-territorial income exclusion, the temporary deduction for reinvested dividends from controlled foreign corporations, and the extension of the research and experimentation credit. In the case of the offshore repatriation opportunity, we are evaluating whether to pursue the repatriation of controlled foreign corporation cash.

      For the six-month periods ended October 29, 2004 and October 31, 2003, we recorded tax benefits, in the form of reduced payments, of $14.6 million and $11.9 million, respectively, associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Contractual Cash Obligations and Other Commercial Commitments

      The following summarizes our contractual cash obligations and commercial commitments at October 29, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	Payments Due by Period

	2005	2006	2007	2008	2009	Thereafter	Total

Contractual Obligations:

Facilities operating lease payments(1)	$6,524	$12,035	$8,265	$7,315	$7,095	$9,724	$50,958

Equipment operating lease payments	1,469	2,401	1,496	266	106	11	5,749

Venture capital funding commitments(2)	290	581	581	568	556	1,112	3,688

Purchase commitments and other(3)	6,548	756	604	2	—	—	7,910

Communications & Maintenance(4)	2,941	4,117	429	49	12	—	7,548

Restructuring Charges(5)	576	794	832	836	818	1,260	5,116

Total Contractual Cash Obligations	$18,348	$20,684	$12,207	$9,036	$8,587	$12,107	$80,969

      For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, legally binding on us, and subject us to penalties if we cancel the agreement.

	Amount of Commitment Expiration Per Period

	2005	2006	2007	2008	2009	Thereafter	Total

Other Commercial Commitments:

Letters of Credit(6)	$1,483	$—	$—	$—	$—	$337	$1,820

Restricted Cash(7)	942	639	539	545	333	103	3,101

Total Commercial Commitments	$2,425	$639	$539	$545	$333	$440	$4,921

(1)	We enter into facilities operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we were to exercise these renewal options and if we were to enter into additional operating lease agreements. Certain facilities operating sublease income of $0.2 million has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in sub-paragraph (5) below.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us in the short and long-term. Other commitments include examples such as facilities-related and utilities usage minimum cash commitment we expect to pay in the long-term. Purchase commitments and other excludes purchases of good and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes costs that are not reasonably estimable at this time.

(4)	Under certain communication contracts with major telco companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire through January 2009.

(5)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities which is comprised of committed lease payments, operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The actual amount paid, if the facility is not subleased, would be increased by $2,066 to be payable through November 2010.

(6)	The amounts outstanding under these letters of credit relate to workers’ compensation, customs guarantee and a foreign lease.

(7)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

Capital Expenditure Requirements

      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment and enhancements to our worldwide infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California, RTP, North Carolina and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. During the first quarter of fiscal 2005, we purchased three buildings in RTP, North Carolina, for $24.1 million. We expect to finance these construction projects, including our commitments under facilities and equipment operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash and investments. In July 2004, we announced that we are the recipient of an award under the new state Job Development Investment Grant (JDIG) program from the state of North Carolina to assist in our expansion of newly acquired offices in RTP, North Carolina.

Off-Balance Sheet Arrangements

      As of October 29, 2004, our financial guarantees of $1.8 million that were not recorded on our balance sheet consisted of standby letters of credits related to workers’ compensation, customs guarantee and a foreign lease.

      As of October 29, 2004, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $194.6 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

      We have entered into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB, Interpretation 45, of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Guarantees” in the footnote 14 for further discussion of these indemnification agreements. As of October 29, 2004, we do not have any additional off-balance sheet arrangements, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table, and has not entered into transactions with special purpose entities.

Liquidity and Capital Resource Requirements

      Our capital and liquidity requirements depend on numerous factors, including risks relating to fluctuating operating results, continued growth in the network storage and content delivery markets, customer and market acceptance of our products, dependence on new products, rapid technological change, dependence on qualified technical and sales personnel, risk inherent in our international operations, competition, reliance on a limited number of suppliers and contract manufacturers, relationships with strategic partners and resellers, dependence on proprietary technology, intellectual property rights, the value of our investments in equity securities and real estate, and other factors. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next twelve months.

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

      We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

      We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	revenue recognition and allowances;

•	valuation of goodwill and intangibles;

•	accounting for income taxes;

•	inventory write-down and reserves;

•	restructuring accruals;

•	impairment losses on investments;

•	accounting for stock-based compensation; and

•	loss contingencies.

      These accounting estimates and policies should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2004.

New Accounting Standards

      See Note 12 of the Consolidated Condensed Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

      We have experienced growth in fiscal 2004 and the six-month period of fiscal 2005. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially adversely affect our operating results.

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

      We conduct business internationally. For the three and six-month period ended October 29, 2004, approximately 41.5% and 41.6%, respectively, of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

      Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge our currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flow. All balance sheet hedges are marked to market through earnings every period, while gains and losses on cash flow hedges are recorded in other comprehensive income. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results. We believe that these foreign currency hedging contracts will not subject us to significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty.

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

      We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory, or incur cancellation charges or penalties, which could adversely impact our operating results. As of October 29, 2004, we had no purchase commitment for such excess inventory.

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

      In addition, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. As of October 29, 2004, the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). There had been no impairment of goodwill and intangible assets as of the end of the second quarter of fiscal 2005. There can be no assurance that future impairment tests will not result in a charge to earnings.

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

Changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported business and financial results.

      Future regulatory changes, such as the FASB’s pending proposals to mandate the expensing of stock options, would require us to record charges to earnings for employee stock option grants and could adversely affect our business and financial results. Should this proposed statement be finalized, it will result in lower reported earnings per share which could negatively impact our future stock price, and the effectiveness of current outstanding stock options in retaining key personnel. In addition, this could also impact our ability or future practice of utilizing broad-based employee stock plans to attract, reward, and retain employees, which could also adversely impact our operations.

      In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods, inputs and assumptions selected across companies. If another party asserts that the fair value of our employee stock options are misstated, securities class action litigation could be brought against us or the market price of our common stock could decline or both could occur. As a result of these changes, we could incur losses and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance. We may have difficulty implementing in a timely manner the processes necessary to allow us to assess and report on the effectiveness of our internal financial controls under the Sarbanes-Oxley Act.

      Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued new requirements and regulations and continue developing additional regulations and requirements in response to recent corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

      Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report on our management’s assessment of the design and effectiveness of our system of internal controls over financial reporting as part of our Annual Report on Form 10-K beginning with the fiscal year ending April 29, 2005. Our auditors will also be required to attest to, and report on, our management’s assessment. In order to issue their report, our management must document both the design of our system of internal controls and our testing processes that support our management’s evaluation and conclusion. During the course of testing, we may identify deficiencies, which we may not be able to remediate in time to meet the reporting deadline imposed by Section 404 of the Sarbanes-Oxley Act and the costs of which may have a material adverse impact of our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls and we may not be able to retain independent auditors with sufficient resources to attest to and report on our internal controls. Moreover, our auditors may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. If we are unable to assert as of April 29, 2005 that we have effective internal controls, our investors could lose confidence in the accuracy and completeness in our financial reports which in turn could cause our stock price to decline.

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

Market Interest and Interest Income Risk

      Interest and Investment Income — As of October 29, 2004, we had short-term investments of $664.4 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale, and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 29, 2004 would cause the fair value of these short-term investments to decline by approximately $1.5 million. By policy, we limit our exposure to longer term investments, and a substantial majority of our investment portfolio has maturities of less than three years. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Market Price Risk

      Equity Securities — We are also exposed to market price risk on our equity securities included in our short-term investments, which are primarily in publicly traded companies in the volatile high-technology industry sector.

      We do not attempt to reduce or eliminate our market exposure on these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an immaterial decrease in the fair value of our equity security as of October 29, 2004.

      The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

Foreign Currency Exchange Rate Risk

      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges, the gains or losses were included in other comprehensive income at October 29, 2004.

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

      The following table provides information about our foreign exchange forward and option contracts outstanding on October 29, 2004 (in thousands):

		Foreign Currency	Contract Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

Forward contracts:

CAD	Sell	5,580	$4,566	$4,566

CHF	Sell	6,176	$5,157	$5,157

EUR	Sell	91,941	$116,973	$117,478

GBP	Sell	18,174	$33,135	$33,219

ZAR	Sell	19,884	$3,245	$3,245

AUD	Buy	2,601	$1,935	$1,935

DKK	Buy	8,445	$1,453	$1,453

EUR	Buy	8,826	$11,230	$11,277

GBP	Buy	2,032	$3,706	$3,716

SEK	Buy	13,082	$1,849	$1,849

Option contracts:

EUR	Sell	6,000	$7,667	$7,757

AUD	Buy	1,000	$744	$733

GBP	Sell	1,200	$2,198	$2,219

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2005

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

      During fiscal 2004, we repurchased 6.9 million shares of our common stock at an average price of $19.87 per share for an aggregate cost of $136.2 million. During the first half of fiscal 2005, we purchased 4.0 million shares of our common stock at an average price of $20.51 per share for an aggregate purchase price of $83.0 million. As of October 29, 2004, we had purchased 10.9 million shares of our common stock at an average price of $20.11 per share for an aggregate purchase price of $219.2 million since the inception of the stock repurchase program

      The following table sets forth common stock repurchases by Network Appliance for the periods indicated:

				Approximate Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased	that may yet be
	Shares	Price Paid	as Part of the	Purchased under the
Period	Purchased	Per Share	Repurchase Program	Repurchase Program

August 1, 2004 — August 31, 2004	300,000	$19.88	300,000	$160,124,918

September 1, 2004 — September 30, 2004	1,080,435	$22.57	1,080,435	135,738,750

October 1, 2004 — October 29, 2004	207,800	$23.70	207,800	130,814,908

Total	1,588,235	$22.21	1,588,235	$130,814,908

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      On September 2, 2004, we held our 2004 Annual Meeting of Stockholders. Voting results are summarized below:

      Proposal I — To elect the following individuals to serve as members of the Board of the Directors for the ensuing year or until their respective successors are duly elected and qualified:

Name	Votes For	Abstain

Daniel J. Warmenhoven	321,918,128	2,343,292

Donald T. Valentine	321,054,148	3,207,272

Carol A. Bartz	311,367,429	12,893,991

Mark Leslie	321,890,711	2,370,709

Nicholas G. Moore	315,729,201	8,532,219

Sachio Semmoto	321,898,124	2,363,296

George T. Shaheen	315,813,605	8,447,815

Robert T. Wall	310,741,023	13,520,397

      Proposal II — To approve the Company’s amended and restated 1999 Stock Incentive Plan, which includes a proposed increase of maximum number of shares of Common Stock that may be issued thereunder by 10,200,000.

Votes For	Against	Abstain

161,166,127	101,813,320	1,869,254

      Proposal III — To approve an amendment to the Company’s Employee Stock Purchase Plan (Purchase Plan) to increase the share reserve under the Purchase Plan by an additional 1,300,000 shares of Common Stock.

Votes For	Against	Abstain

254,166,633	8,889,212	1,792,857

      Proposal IV — To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending April 29, 2005.

Votes For	Against	Abstain

315,179,948	7,419,639	1,661,832

Item 5.	Other Information

      The information required by this item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 6.	Exhibits

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
3	.1(1)	Certificate of Incorporation of the Company.
3	.2(1)	Bylaws of the Company.
4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2004.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2004.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 8, 2004.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 8, 2004.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Executive Vice President of Finance
and Chief Financial Officer

Date: December 8, 2004

EXHIBIT INDEX

Exhibit No.		Description

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
3	.1(1)	Certificate of Incorporation of the Company.
3	.2(1)	Bylaws of the Company.
4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2004.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2004.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 8, 2004.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 8, 2004.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.