Form 10-Q
period 2005-01-28
NETWORK APPLIANCE INC
filed 2005-03-02
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Outstanding at
Class	January 28, 2005

Common Stock	366,143,468

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
NETWORK APPLIANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	January 28,	April 30,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$181,373	$92,328
Short-term investments	925,061	715,637
Accounts receivable, net of allowances of $4,928 and $5,071, respectively	234,339	193,942
Inventories	38,024	34,109
Prepaid expenses and other	35,764	29,057
Deferred income taxes	34,260	24,163

Total current assets	1,448,821	1,089,236
Property and Equipment, net	405,907	370,717
Goodwill	291,816	291,816
Intangible Assets, net	23,367	31,718
Other Assets	73,855	93,779

	$2,243,766	$1,877,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$68,501	$52,719
Income taxes payable	12,879	16,033
Accrued compensation and related benefits	83,261	65,186
Other accrued liabilities	55,734	43,683
Deferred revenue	228,996	166,602

Total current liabilities	449,371	344,223
Long-Term Deferred Revenue	161,340	112,337
Long-Term Obligations	4,525	4,858

Total liabilities	615,236	461,418

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock	379	364
Additional paid-in capital	1,320,370	1,138,158
Deferred stock compensation	(17,897)	(23,348)
Treasury stock	(269,165)	(136,172)
Retained earnings	598,542	436,224
Accumulated other comprehensive income (loss)	(3,699)	622

Total stockholders’ equity	1,628,530	1,415,848

	$2,243,766	$1,877,266

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended		Nine Months Ended

	January 28,	January 30,	January 28,	January 30,
	2005	2004	2005	2004

Revenues:
Product revenue	$367,903	$268,955	$1,029,334	$754,273
Service revenue	44,803	28,332	116,969	79,073

Total revenues	412,706	297,287	1,146,303	833,346

Cost of Revenues:
Cost of product revenue	127,118	93,442	353,060	266,571
Cost of service revenue	33,454	23,722	94,990	65,466

Total cost of revenues	160,572	117,164	448,050	332,037

Gross margin	252,134	180,123	698,253	501,309

Operating Expenses:
Sales and marketing	118,668	85,975	331,087	247,516
Research and development	43,603	32,948	122,957	96,002
General and administrative	20,136	13,744	54,888	38,737
Stock compensation(1)	2,189	465	6,432	2,012
Restructuring charges	(270)	—	(270)	1,110

Total operating expenses	184,326	133,132	515,094	385,377

Income from Operations	67,808	46,991	183,159	115,932
Other Income (Expense), net:
Interest income	6,031	3,862	16,216	9,737
Other income (expense), net	(500)	(833)	(1,322)	(2,089)
Net gain on investments	41	217	41	362

Total other income, net	5,572	3,246	14,935	8,010

Income before Income Taxes	73,380	50,237	198,094	123,942
Provision for Income Taxes	13,253	10,085	35,776	8,304

Net Income	$60,127	$40,152	$162,318	$115,638

Net Income per Share:
Basic	$0.17	$0.12	$0.45	$0.34

Diluted	$0.16	$0.11	$0.43	$0.32

Shares Used in per Share Calculations:
Basic	362,563	346,305	359,031	343,906

Diluted	385,869	366,429	377,972	363,214

(1) Stock compensation includes:
Sales and marketing	$733	$194	$1,813	$1,153
Research and development	1,281	173	4,020	553
General and administrative	175	98	599	306

	$2,189	$465	$6,432	$2,012

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Nine Months Ended

	January 28,	January 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$162,318	$115,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,761	40,016
Amortization of patents	1,352	1,052
Amortization of intangible assets	6,999	2,954
Stock compensation	6,432	2,012
Net gain on investments	(70)	(362)
Net loss on disposal of equipment	907	5
Allowance (recovery) for doubtful accounts	325	(221)
Deferred income taxes	726	(16,184)
Deferred rent	228	142
Changes in assets and liabilities:
Accounts receivable	(40,722)	(42,416)
Inventories	(12,383)	(13,170)
Prepaid expenses and other assets	446	(14,610)
Accounts payable	15,782	3,400
Income taxes payable	24,632	22,589
Accrued compensation and related benefits	18,075	14,640
Other accrued liabilities	11,621	(192)
Deferred revenue	111,397	62,424

Net cash provided by operating activities	347,826	177,717

Cash Flows from Investing Activities:
Purchases of short and long-term investments	(666,389)	(780,820)
Redemptions of short and long-term investments	453,213	661,676
Purchases of property and equipment	(66,294)	(35,609)
Proceeds from disposal of property and equipment	—	105
Proceeds from sales of investments	347	636
Purchase of patents	—	(9,015)
Purchases of equity securities	(125)	(325)

Net cash used in investing activities	(279,248)	(163,352)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	153,460	71,213
Repurchases of common stock	(132,993)	(44,862)

Net cash provided by financing activities	20,467	26,351

Net Increase in Cash and Cash Equivalents	89,045	40,716
Cash and Cash Equivalents:
Beginning of period	92,328	91,866

End of period	$181,373	$132,582

Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	$512	$2,387
Conversion of evaluation inventory to fixed assets	$8,468	$6,025
Income tax benefit from employee stock transactions	$27,786	$48,003
Supplemental cash flow information:
Income taxes paid	$11,975	$9,280
Income taxes refund	$10,588	$10,361
See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data)
(Unaudited)

1.	The Company
      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992 and reincorporated in Delaware in November 2001. Network Appliance offers unified storage solutions for the data-intensive enterprise. NetApp® network storage solutions and service offerings provide data-intensive enterprises with consolidated storage, improved data center operations, economical business continuance, and efficient remote data access across the distributed enterprise.

2.	Condensed Consolidated Financial Statements
      The accompanying interim unaudited condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. Certain prior period balances have been reclassified to conform with the current period presentation.
      We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first nine months of fiscal 2005 and 2004 were 39-week and 40-week fiscal periods, respectively.
      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2004. The results of operations for the three and nine-month periods ended January 28, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

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
      We account for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123. Deferred compensation recognized under APB No. 25 is amortized ratably to expense over the vesting periods. We account for stock

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options issued to non-employees in accordance with the provisions of SFAS No. 123 under the fair value based method.
      We amortize deferred stock-based compensation ratably over the vesting periods of the applicable stock purchase rights, restricted stocks and stock options, generally four years. Deferred stock compensation under APB No. 25 and pro forma net income under the provisions of SFAS No. 123 are adjusted to reflect cancellations and forfeitures due to employee terminations as they occur.
      We recorded $1,968 and $5,963 of deferred compensation expense for the three and nine-month periods ended January 28, 2005, respectively, and $452 and $1,473 for the three and nine-month periods ended January 30, 2004, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the Spinnaker and WebManage acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant (discontinued as of December 31, 2004) and the award of restricted stock to certain employees. The net increase year-over-year in deferred compensation expense reflected primarily higher stock compensation relating to the Spinnaker acquisition and restricted stock awards offset by forfeitures of unvested options and forfeited restricted stock assumed in the Spinnaker acquisition.
      Based on deferred stock compensation recorded at January 28, 2005, estimated future deferred stock compensation amortization for the remainder of fiscal 2005, and fiscal years 2006, 2007 and 2008 are expected to be $1,773, $6,907, $5,407 and $3,810, respectively, and none thereafter.
      We recorded $221 and $469 in compensation expense in the three and nine-month periods ending January 28, 2005 and $13 and $539 in the three and nine-month periods ending January 30, 2004, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member.
      Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income and pro forma net income per share would be as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	January 28,	January 30,	January 28,	January 30,
	2005	2004	2005	2004

Net income as reported	$60,127	$40,152	$162,318	$115,638
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	1,181	272	3,578	884
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(21,172)	(24,860)	(61,641)	(81,193)

Pro forma net income	$40,136	$15,564	$104,255	$35,329

Basic net income per share, as reported	$0.17	$0.12	$0.45	$0.34

Diluted net income per share, as reported	$0.16	$0.11	$0.43	$0.32

Basic net income per share, pro forma	$0.11	$0.04	$0.29	$0.10

Diluted net income per share, pro forma	$0.10	$0.04	$0.28	$0.10

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Balance Sheet Components

Inventories
      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	January 28,	April 30,
	2005	2004

	(In thousands)
Purchased components	$14,767	$13,296
Work in process	670	624
Finished goods	22,587	20,189

	$38,024	$34,109

Property and Equipment

	January 28,	April 30,
	2005	2004

	(In thousands)
Land	$163,245	$158,316
Buildings and building improvements	121,034	119,262
Leasehold improvements	22,010	16,788
Computers, related equipment and purchased software	240,367	211,956
Furniture	22,955	20,781
Construction-in-progress	40,723	16,750

	610,334	543,853
Accumulated depreciation and amortization	(204,427)	(173,136)

	$405,907	$370,717

      During the first quarter of fiscal 2005, as part of our expansion efforts, we purchased three buildings in Research Triangle Park, North Carolina, for $24,095 and which was included in Land and Construction-in-progress as of January 28, 2005.

6.	Goodwill and Intangible Assets
      Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment on February 27, 2004 and concluded that goodwill was not impaired. From the period subsequent to February 27, 2004 through January 28, 2005, there was no indicators that would suggest the impairment of goodwill and intangible assets.
      Goodwill and identified intangible assets relate to our acquisitions of Spinnaker Networks, Inc. (“Spinnaker”) in February 2004, WebManage Technologies, Inc. (“WebManage”) in November 2000, and Orca Systems, Inc. (“Orca”) in June 2000.

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Balances as of January 28, 2005 and April 30, 2004 are summarized as follows:

		January 28, 2005			April 30, 2004
	Amortization
	Period	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

	(In thousands)
Intangible assets:
Patents	5	$9,145	$(2,986)	$6,159	$9,145	$(1,633)	$7,512
Existing technology	5	33,525	(19,654)	13,871	33,525	(17,080)	16,445
Trademarks/ Tradenames	3	280	(88)	192	280	(19)	261
Customer Contracts/ Relationships	1.5	1,100	(702)	398	1,100	(153)	947
Covenants Not to Compete	1.5	7,610	(4,863)	2,747	7,610	(1,057)	6,553

Total Intangible assets, net		$51,660	$(28,293)	$23,367	$51,660	$(19,942)	$31,718

      Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Nine Months Ended

	January 28,	January 30,	January 28,	January 30,
	2005	2004	2005	2004

	(In thousands)
Patents	$451	$451	$1,352	$1,052
Existing technology	858	227	2,574	2,954
Other identified intangible assets	1,475	—	4,425	—

	$2,784	$678	$8,351	$4,006

      Capitalized patents are amortized over an estimated useful life of five years as research and development expenses. Existing technology is amortized as cost of product revenue. Trademarks and tradenames as well as customer contracts and relationships are amortized as sales and marketing expenses. Covenants not to compete are amortized as general and administrative expenses.
      Based on the identified intangible assets (including patents) recorded at January 28, 2005, the future amortization expense of identified intangibles for the remainder of fiscal 2005 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount

(In thousands)
Remainder of Fiscal 2005	$2,784
2006	7,022
2007	5,309
2008	5,235
2009	3,017
Thereafter	—

Total	$23,367

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Derivative Instruments
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

Balance Sheet Exposures. We utilize currency forward contracts and currency options to hedge currency exchange rate fluctuations related to certain foreign currency assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three and nine-month periods ended January 28, 2005, net gains generated by hedged assets and liabilities totaled $748 and $5,021, respectively, and were offset by losses on the related derivative instruments of $1,388 and $6,596, respectively. For the three and nine-month periods ended January 30, 2004, net gains generated by hedged assets and liabilities totaled $4,608 and $9,353, respectively, and were offset by losses on the related derivative instruments of $5,385 and $11,462, respectively.

The premiums paid on the foreign currency option contracts are recognized as a reduction to Other Income (Expense), Net, when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

Forecasted Transactions. We use currency forward contracts to hedge exposures related to forecasted sales and operating expenses denominated in Euros and British Pounds. These contracts are designated as cash flow hedges when the transactions are forecasted and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effectiveness is measured on a quarterly basis with the effective portion of the contracts’ gains and losses recorded as other comprehensive income until the forecasted transactions occur. No ineffectiveness was recognized in earnings during the three and nine-month periods ended January 28, 2005 and January 30, 2004.

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
      During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the three and nine-month periods ended January 28, 2005 and January 30, 2004 as these options’ exercise prices were above

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the average market prices in such periods. For the three-month periods ended January 28, 2005 and January 30, 2004, 13,121 and 18,038 shares of common stock options with a weighted average exercise price of $57.67 and $50.14, respectively, were excluded from the diluted net income per share computation. For the nine-month periods ended January 28, 2005 and January 30, 2004, 14,873 and 24,559 shares of common stock options with a weighted average exercise price of $54.05 and $42.50, respectively, were excluded from the diluted net income per share computation.
      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	January 28,	January 30,	January 28,	January 30,
	2005	2004	2005	2004

Net Income (Numerator):
Net income, basic and diluted	$60,127	$40,152	$162,318	$115,638

Shares (Denominator):
Weighted average common shares outstanding	363,071	346,415	359,561	343,985
Weighted average common shares outstanding subject to repurchase	(508)	(110)	(530)	(79)

Shares used in basic computation	362,563	346,305	359,031	343,906
Weighted average common shares outstanding subject to repurchase	508	110	530	79
Common shares issuable upon exercise of stock options	22,798	20,014	18,411	19,229

Shares used in diluted computation	385,869	366,429	377,972	363,214

Net Income Per Share:
Basic	$0.17	$0.12	$0.45	$0.34

Diluted	$0.16	$0.11	$0.43	$0.32

9.	Stockholders’ Equity

Stock Repurchase Program
      On May 13, 2003, we announced that the Board of Directors approved a $150,000 stock repurchase program to purchase shares of our outstanding common stock in the open market. On May 18, 2004, we announced that the Board authorized an expansion of the program to purchase an additional $200,000 of outstanding common stock, raising the total authorized stock purchase spending to $350,000. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The duration of the repurchase program is open-ended, and the program may be suspended or discontinued at any time. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations, and will be funded from available working capital. Actual repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.
      During fiscal 2004, we repurchased 6,853 shares of our common stock at an average price of $19.87 per share for an aggregate cost of $136,172. During the three-month period ended January 28, 2005, we purchased 1,532 shares of our common stock at an average price of $32.62 per share for an aggregate purchase price of

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$49,980. During the nine-month period ended January 28, 2005, we purchased 5,580 shares of our common stock at an average price of $23.83 per share for an aggregate purchase price of $132,993. Since the inception of the stock repurchase program through January 28, 2005, we have purchased 12,433 shares of our common stock at an average price of $21.65 per share for an aggregate purchase price of $269,165.

Comprehensive Income
      The components of comprehensive income, were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	January 28,	January 30,	January 28,	January 30,
	2005	2004	2005	2004

Net income	$60,127	$40,152	$162,318	$115,638
Currency translation adjustment	448	(1,039)	30	875
Change in unrealized gain (loss) on derivatives	143	(711)	(1,562)	(1,093)
Change in unrealized gain (loss) on investments, net of taxes	(2,691)	842	(2,789)	(146)

Comprehensive income	$58,027	$39,244	$157,997	$115,274

      The components of accumulated other comprehensive income (loss) net of related tax effects were as follows:

	January 28,	April 30,
	2005	2004

Accumulated translation adjustments	$1,232	$1,202
Accumulated realized gain (loss) on derivatives	(1,250)	$312
Accumulated unrealized gain (loss) on available-for-sale investments, net	(3,681)	(892)

Total accumulated other comprehensive income (loss)	$(3,699)	$622

10.	Restructuring Charges
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
      During the first nine months of fiscal 2005, we paid $544 pursuant to final resolution of certain severance-related restructuring accruals. As of January 28, 2005, we have no outstanding balance in our restructuring liability for the second quarter fiscal 2002 restructuring.

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at January 28, 2005 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500
Cash payments and others	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	717	—	131	848
Cash payments and others	5	—	1	6

Reserve balance at July 30, 2004	722	—	132	854
Cash payments and others	(544)	—	(30)	(574)

Reserve balance at October 29, 2004	178	—	102	280
Cash payments and others	8	—	(18)	(10)
Adjustments	(186)	—	(84)	(270)

Reserve balance at January 28, 2005	$—	$—	$—	$—

Fiscal 2002 Fourth Quarter Restructuring Plan
      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the reserve balance at January 28, 2005, $667 was included in other accrued liabilities and the remaining $3,976 was classified as long-term obligations.
      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $923 and $1,327 respectively, primarily relating to sublease assumptions for our engineering facility lease. Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased as anticipated, we will be obligated for additional total lease payments of $1,761 as of January 28, 2005 to be payable through November 2010.

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following analysis sets forth the significant components of the restructuring reserve at January 28, 2005 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 30, 2002	184	—	4,532	4,716
Cash payments and others	(77)	—	(991)	(1,068)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments and others	—	—	(690)	(690)
Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	—	—	5,208	5,208
Cash payments and others	—	—	(180)	(180)

Reserve balance at July 30, 2004	—	—	5,028	5,028
Cash payments and others	—	—	(192)	(192)

Reserve balance at October 29, 2004	—	—	4,836	4,836
Cash payments and others	—	—	(193)	(193)

Reserve balance at January 28, 2005	$—	$—	$4,643	$4,643

11.	Short-Term Investments
      All our investments are classified as available for sale at January 28, 2005 and April 30, 2004. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. In the third quarter of fiscal 2005, the Company began to classify its investment in auction-rate securities as short term investments. These investments were included in cash and equivalents in previous periods ($148.8 million and $192.3 million at April 30, 2004 and 2003, respectively), and such amounts have been reclassified in the accompanying interim financial statements to conform to the current period classification. This change in classification had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company.

12.	New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (SFAS No. 151). This statement amends the guidance in Accounting Research

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. Generally, the requirements of SFAS No. 123R are similar to those of SFAS No. 123. However, SFAS No. 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. We are required to adopt SFAS No. 123R beginning with the second quarter of our fiscal year 2006.
      SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS No. 123. We have not yet determined which method we will select for our adoption of SFAS No. 123R.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options through our statement of operations but rather disclose the effect in our financial statement footnotes. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our reported results of operations. However, the impact of the adoption of SFAS No. 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future, but had we applied the principles of SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, as described in the disclosure of pro forma net income and earnings per share in Note 4 to these condensed consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.
      In January 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance for the accounting of a deduction provided to U.S. manufacturing companies and is effective immediately. The Company believes the adoption of this position currently will not have a material effect of its financial position or results of operations. However, there is no assurance that there will not be a material impact in the future.

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies
      The following summarizes our commitments and contingencies at January 28, 2005, and the effect such obligations may have on our future periods, (in thousands):

	Payments Due by Period

	Remainder of
	2005	2006	2007	2008	2009	Thereafter	Total

Commitments & Contingencies:
Rent operating lease payments(1)	$3,311	$13,134	$8,738	$7,574	$7,226	$20,500	$60,483
Equipment operating lease payments(1)	1,107	2,880	1,859	445	108	13	6,412
Venture capital funding commitments(2)	145	579	579	566	554	1,114	3,537
Purchase commitments and other(3)	205	755	603	3	—	—	1,566
Capital Expenditures(4)	11,983	1,175	—	—	—	—	13,158
Communications & Maintenance(5)	1,784	4,740	738	325	12	—	7,599
Estimated contingent lease payments(6)	—	68	316	327	370	680	1,761

Total Commitments & Contingencies:	$18,535	$23,331	$12,833	$9,240	$8,270	$22,307	$94,516

	Amount of Commitment Expiration Per Period

	2005	2006	2007	2008	2009	Thereafter	Total

Other Commercial Commitments:
Letters of Credit(7)	$1,484	$—	$—	$—	$—	$337	$1,821
Restricted Cash(8)	1,167	516	714	721	544	105	3,767

Total Commercial Commitments	$2,651	$516	$714	$721	$544	$442	$5,588

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities as well as other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal 2015. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Certain real estate operating sub-lease income of $196 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude lease payments which are accrued as part of our 2002 restructurings and include only rent lease commitments that are over one year.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us. Other commitments include examples such as facilities-related and utilities usage minimum cash commitment we expect to pay. Purchase commitments and other excludes purchases of good and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(5)	Under certain communications contracts with major telephone companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in January 2009.

(6)	As a result of headcount reductions and a restructuring in fiscal 2002, we have exited office space under non-cancellable leases in one location. If we are unable to successfully sublease our vacated and unoccupied office space under operating leases, we would be obligated to pay $1,761 in excess of the liability recorded in our restructuring reserves. See “Note 10 — Restructuring Charges.”

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, customs guarantee and a foreign lease.

(8)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.
      In May 2000, we entered into a split dollar insurance arrangement with Daniel J. Warmenhoven. Under the arrangement, we will pay the annual premiums on several insurance policies on the life of the survivor of Mr. Warmenhoven and his wife Charmaine Warmenhoven, and Mr. Warmenhoven will pay us each year for a portion of those premiums equal to the economic value of the term insurance coverage provided him under the policies. For each of the 2001, 2002, 2003, 2004 and 2005 fiscal years, we paid an aggregate net annual premium on these split dollar polices in the amount of approximately $2,050. Under the arrangement, we will be reimbursed for all premium payments made on those policies, and it is intended that we will be reimbursed for approximately $10,200 not later than May 2005. Accordingly, this balance was reclassified from Other assets to Prepaid expenses and other in the first quarter of fiscal 2005. The policies are owned by a family trust established by Mr. Warmenhoven, and upon the death of the survivor of Mr. Warmenhoven and his wife or any earlier cash-out of the policies, we will be entitled to a portion of the insurance proceeds or cash surrender value of the policies equal to the net amount of cumulative premiums paid on those policies by us, and the balance will be paid to the trust. We have obtained a collateral assignment of the policies as a security interest for our portion of the proceeds or cash surrender value payable to us under the policies, and neither Mr. Warmenhoven nor the trust may borrow against the policies while that security interest remains in effect. The arrangement is terminable by us upon thirty (30)-days prior notice, and such termination will trigger a refund of the net cumulative premiums paid by us on the policies.
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

14.	Guarantees
      As of January 28, 2005, our financial guarantees consisted of standby letters of credit outstanding, bank guarantees, and restricted cash, which were related to facility lease requirements, service performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $5,588 and $4,338 as of

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 28, 2005 and April 30, 2004, respectively. Of this maximum exposure, $3,767 and $2,736 consists of restricted cash and was classified under Prepaid expenses and other and Other Assets on our balance sheet at January 28, 2005 and April 30, 2004, respectively. Except for the restricted cash recorded on our balance sheet, we have not recorded any liability at January 28, 2005 for the remaining $1,821 in guarantees.
      As of January 28, 2005, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $231,899. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.
      We offer both recourse and non-recourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of January 28, 2005 and April 30, 2004, the maximum recourse exposure under such leases totaled approximately $6,093 and $6,755, respectively. Under the terms of the non-recourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.
      We do not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to our extensive product quality program and processes and because our global customer service inventories utilized to correct product failures are carried at zero cost.
      We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify the other party, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret or similar right of a third party. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; or (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight line basis. We have not been required to make material payments pursuant to these provisions historically. We have not identified any losses that are probable under these provisions and, accordingly, we have not recorded a liability related to these indemnification provisions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our belief that the trend towards unification of storage continues to accelerate; (2) our expectation that we will see strong demand for storage in many areas; (3) our plans to continue to leverage our product capabilities to enhance our storage grid architectures; (4) our belief that the data storage market experienced growth and increased IT spending; (5) our belief that our competitors may be re-positioned to acquire significant market share from us; (6) our expectation that there will be a further decline in the price per petabyte; (7) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market; (8) our estimates of future intangibles and stock compensation amortization expense relating to the Spinnaker acquisition; (9) our expectation that service margins will vary over time; (10) our expectation that we will continue to add sales capacity; (11) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (12) our intention to continuously broaden our existing product offerings and introduce new products; (13) our estimates regarding future capitalized patents amortization expenses and future amortization of existing technology; (14) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (15) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2005; (16) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2005; (17) our expectation regarding estimated future deferred stock compensation amortization expenses and future covenants not to compete; (18) the possibility that we may be obligated for additional lease payments to be payable through November 2010 in the event that our vacated facilities are not subleased; (19) our expectation that interest income will increase for the remainder of fiscal 2005; (20) our expectations regarding our contractual cash obligations and other commercial commitments at January 28, 2005 for the remainder of fiscal 2005 and fiscal years 2006 through 2009 and thereafter, which we anticipate will equal no more than $103.0 million in the aggregate; (21) our expectation that capital expenditures will increase consistent with our business growth; (22) our expectation that our existing facilities and those currently being developed, will be sufficient for our needs for at least the next two years and that these construction projects will be financed through cash from operations and existing cash and investments; (23) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (24) our belief that the accounting policies described under the Critical Accounting Estimates and Policies are the ones that most frequently require us to make estimates and judgments; (25) our belief that foreign currency hedging contracts will not subject us to significant credit risk; (26) our belief that we have been able to compete successfully with our principal competitors based on the superior technology of our products; (27) our intent to regularly introduce new products and product enhancements; (28) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (29) our intention to continue to establish and maintain business relationships with technology companies; (30) the possibility that we may engage in future acquisitions; (31) our expectation that we will increasingly rely on our indirect sales channel for a significant portion of our revenue; (32) our expectation that the ultimate costs to resolve any outstanding legal claims or proceedings will not be material to our business; (33) our expectation that companies in the appliance market will increasingly be subject to infringement claims as the industry grows; (34) our expectation that the value of our investments will not decline significantly because of changes in market interest rates, (35) our expectation regarding ATA’s future impact on the storage market; (36) our expectation that our investments in emerging technologies will contribute to our long term growth; (37) our expectation that we will release Spinnaker integrated capabilities in our products by the end of calendar year 2005; (38) our belief that the current enterprise disk drive supply constraints and price rigidity will not negatively impact our gross margin; and (39) cash from operating activities may fluctuate in future periods, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) our ability to identify and respond to significant market trends and emerging standards; (8) our ability to realize our financial objectives through increased investment in people, process and systems; (9) acceptance of, and demand for, our products; (10) our ability to maintain our supplier and contract manufacturer relationships; (11) the ability of our competitors to introduce new products that compete successfully with our products; (12) the general economic environment and the continued growth of the storage and content delivery markets; (13) our ability to sustain and/or improve our cash and overall financial position; and (14) those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
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

Third Quarter Fiscal 2005 Highlights
      Throughout the third quarter of fiscal year 2005, we introduced new security and compliance solutions, expanded partnerships, and continued to grow iSCSI deployments. A wide range of enterprise customers have chosen to deploy NetApp for a variety of reasons — reduced complexity, a low total cost of ownership (TCO), advanced management capabilities through Data ONTAPtm software and a range of advanced storage and software management capabilities.
      One of the key drivers of growth was demand for data protection solutions including compliance, disk-to-disk backup, and business continuity solutions. Our NearStore product with RAID-DP (“Redundant Array of Independent Disks — Double Parity”) capability protects customers against double disk drive failures, making inexpensive ATA (“Advanced Technology Attachment”) drives more reliable as server class drives. We see ATA going well beyond nearline applications, bridging the gap between secondary and primary storage in tiers in the enterprise. We expect this to have a significant impact on overall storage economics, driving costs for our customers, even as we increase storage capacity and functionality.
      We also experienced growth in our Windows® business and more storage-grid-style Linux deployments. Our storage-attached networks (“SAN”) penetration continued to grow with the majority of fibre channel SAN systems deployed in combination with either network-attached storage (“NAS”) or iSCSI protocols. We believe that the trend towards unification of storage continues to accelerate, as exemplified by the strong performance of our SAN and iSCSI business. We expect our investment in emerging technologies such as iSCSI, virtualization and the storage grid to increasingly contribute to our growth over the long term.
      During the third quarter of fiscal 2005, we shipped our latest version of our enterprise storage software, Data ONTAP 7G, providing flexible data management for enterprise grid storage environments. Customers using Data ONTAP 7G can increase their storage utilization rates, increase I/ O performance for enterprise-

class applications and reduce storage management costs for multi-application environments. Additionally, the NetApp enterprise gFilertm storage systems will now provide fibre channel data access and fully leverage the new enterprise storage virtualization capabilities in Data ONTAP 7G for multi-vendor/protocol storage environments. We also introduced new data management software portfolio with SnapValidatortm, which can be applied across the full line of NetApp storage systems, across any protocol, supporting highly database-intensive environments. We plan to continue to leverage our product capabilities to enhance our storage grid architectures.
      Customers across all geographies deploy our solutions for a variety of database, security, and other data center and mission-critical applications. We expect to continue to see strong demand for storage in many areas, including mission-critical tier-one environments, distributed enterprise, disk-to-disk backup, compliance, disaster recovery, and unified SAN and NAS solutions. Overall, our year-over-year revenue growth was primarily driven by strong demand for our new and existing products across all major product lines, increased sales of our software and services products, additional channel/partner opportunities, and improving IT spending. We believe the data storage market experienced growth and increased IT spending but remain cautiously optimistic about the economic recovery. While we are focused on increasing revenue and gaining market share, some of our competition may be challenged to sustain their market share. However, we believe that those competitors who survived the economic downturn are now re-focused and re-positioned to take advantage of these positive market conditions, some of which may in turn acquire significant market share from us. We cannot assure you that we will be able to maintain our competitive position against current and potential competition, particularly competitors that have greater financial, technical, marketing, sales, service and other resources than we do and therefore may be able to respond more quickly than us to the new or changing opportunities, technologies and customer requirements.
      We also cannot assure you that revenue will continue to grow at previous rates. This revenue growth has occurred while the market for our storage products and solutions has grown more competitive with downward pricing pressures that could negatively impact our revenue growth rate. At the same time, we anticipate and continue to experience further price decline per petabyte for our products which may have an adverse impact on our gross margin if not offset by favorable software mix and higher average selling prices associated with new products. We continue to expect our gross margin to be impacted by factors such as new product introductions and enhancements, add-on software and product mix, high disk content, discount level, competition and global service investment.
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

Third Quarter Fiscal 2005 Financial Performance

•	Our revenues for the third quarter of fiscal 2005 were $412.7 million, a 38.8% increase over the same period a year ago. Our revenues for the nine-month period ended January 28, 2005 were $1,146 million, a 37.6% increase over the same period a year ago. While all product areas contributed to revenue growth, NearStore R200, FAS 980, FAS 920 and the FAS 270 were significant contributors.

•	Our overall gross margins improved to 61.1% and 60.9%, respectively, in the three and nine-month periods ended January 28, 2005 from 60.6% and 60.1%, respectively, in the same periods a year ago. The improvement in our gross margin was primarily attributable to a favorable change in product and add-on software mix and improved services margin.

•	Net income for the third quarter of fiscal 2005 increased 49.7% to $60.1 million compared to net income of $40.2 million for the same period a year ago. Net income for the nine-month period ended January 28, 2005 increased 40.4% to $162.3 million compared to net income of $115.6 million for the same period a year ago. Net income for the third quarter and first nine months of fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling.

•	Except for the long-term restructuring and deferred rent liabilities totaling $4.5 million, our balance sheet as of January 28, 2005 remains debt-free, with cash, cash equivalents and investments of $1,106 million due primarily to our net income and the related cash generated from operations. During the three and nine-month periods ended January 28, 2005, we repurchased $50.0 million and $133.0 million, respectively, of our common stock. Days Sales Outstanding decreased to 52 days as of January 28, 2005 compared to 59 days as of January 30, 2004, reflecting solid credit management. Inventory turns were 16.8 times, improving 36.1% from a year ago. Deferred revenue increased 64.8% to $390.3 million from $236.8 million reported a year ago due to higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers. Capital purchases of plant, property and equipment for the nine-month period ended January 28, 2005 were $66.3 million, which included the $24.1 million site purchase in Research Triangle Park, North Carolina.
Results of Operations
      The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended

	January 28,	January 30,	January 28,	January 30,
	2005	2004	2005	2004

Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenue	89.1	90.5	89.8	90.5
Service revenue	10.9	9.5	10.2	9.5
Cost of Revenues:
Cost of product revenue	30.8	31.4	30.8	32.0
Cost of service revenue	8.1	8.0	8.3	7.9

Gross margin	61.1	60.6	60.9	60.1

Operating Expenses:
Sales and marketing	28.8	28.9	28.8	29.7
Research and development	10.6	11.1	10.7	11.5
General and administrative	4.9	4.6	4.8	4.6
Stock compensation	0.5	0.2	0.6	0.2
Restructuring charges	(0.1)	—	—	0.1

Total operating expenses	44.7	44.8	44.9	46.1

Income from Operations	16.4	15.8	16.0	14.0
Other Income (Expense), net:
Interest income	1.5	1.3	1.4	1.2
Other expenses, net	(0.1)	(0.3)	(0.1)	(0.3)
Net gain on investments	—	0.1	—	—

Total other income, net	1.4	1.1	1.3	0.9

Income before Income Taxes	17.8	16.9	17.3	14.9
Provision for (Benefit from) Income Taxes	3.2	3.4	3.1	1.0

Net Income	14.6%	13.5%	14.2%	13.9%

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended

	January 28,	January 30,	January 28,	January 30,
	2005	2004	2005	2004

Product revenue:
Products	78.5%	80.7%	79.3%	80.9%
Software subscriptions	10.6%	9.8%	10.5%	9.6%

	89.1%	90.5%	89.8%	90.5%
Service revenue	10.9%	9.5%	10.2%	9.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Discussion and Analysis of Results of Operations
      Product Revenues — Product revenues increased by 36.8% to $367.9 million for the third quarter of fiscal 2005, from $269.0 million for the third quarter of fiscal 2004. Product revenues increased by 36.5% to $1,029.3 million for the nine-month period ended January 28, 2005, from $754.3 million for the nine-month period ended January 30, 2004. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, as compared to the same period in the prior year.
      Product revenues were favorably impacted by the following factors:

•	increased revenues from our current product portfolio, such as: FAS980, FAS920, and FAS270 filer products; NearStore® R200 nearline storage systems; and NetCache® C6200 appliance and add-on software;

•	increased sales of software subscriptions representing 10.6% and 10.5% of total revenues for the three and nine-month periods ended January 28, 2005, respectively and 9.8% and 9.6% of total revenues for the three and nine-month periods ended January 30, 2004, respectively;

•	increased demand for NetApp’s data protection, mission-critical tier-one storage environments, iSCSI SAN deployments in the Windows environment, distributed enterprise, and unified SAN and NAS solutions; and

•	increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors and OEM partners, representing 50.4% of total revenues for both three and nine-month periods ended January 28, 2005, respectively, and 50.4% and 49.7% of total revenues for the three and nine month periods ended January 30, 2004, respectively.
      Product revenues were negatively impacted by the following factors:

•	lower-cost-per-megabyte disks;

•	declining average selling prices and unit sales of our older products and

•	incremental revenue due to an extra week of business in the nine months ended January 30, 2004 compared to the nine months ended January 28, 2005.
      The Spinnaker acquisition, which closed in February 2004, did not have a significant impact on our third quarter and the first nine months of fiscal 2005 revenue. We expect to be on target to release Spinnaker integrated capabilities at the end of calendar year 2005. We cannot assure you that we will be able to maintain or increase market demand for our products.
      Service Revenues — Service revenues, which include hardware support, professional services and educational services, increased by 58.1% to $44.8 million in the third quarter of fiscal 2005, from $28.3 million in the third quarter of fiscal 2004. Service revenues increased by 47.9% to $117.0 million in the nine-month period ended January 28, 2005, from $79.1 million in the nine-month period ended January 30, 2004.

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
      Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 10.9% and 10.2% of total revenues for the three and nine-month periods ended January 28, 2005, respectively and 9.5% of total revenues for both the three and nine-month periods ended January 30, 2004, respectively.
      International total revenues — International total revenues (including United States exports) increased by 41.1% and 39.0% for the three and nine-month periods ended January 28, 2005 as compared to the same periods of fiscal 2004. International total revenues were $187.1 million, or 45.3% of total revenues and $492.0 million, or 42.9% of total revenues for the three and nine-month periods ended January 28, 2005, respectively. International total revenues were $132.6 million, or 44.6% of total revenues and $354.0 million, or 42.5% of total revenues for the three and nine-month periods ended January 30, 2004, respectively. The increase in international sales was primarily a result of European and Asia Pacific net revenues growth, driven by larger storage implementations, increased demand for our solutions portfolio and higher storage spending in certain geographic regions, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2005.
      Product Gross Margin — Product gross margin increased to 65.4% for the third quarter of fiscal 2005, from 65.3% for the third quarter of fiscal 2004. Product gross margin increased to 65.7% for the nine-month period ended January  28, 2005, from 64.7% for the nine-month period ended January 30, 2004. Amortization of existing technology included in cost of product revenues was $0.9 million and $2.6 million for the three and nine-month periods ended January 28, 2005, respectively, and $0.2 million and $3.0 million for the three and nine-month periods ended January 30, 2004, respectively. Estimated future amortization of existing technology to cost of product revenues relating to the Spinnaker acquisition will be $0.9 million for the remainder of fiscal 2005 and $3.4 million for each of fiscal years 2006, 2007, 2008; $2.8 million for fiscal year 2009; and none thereafter.
      Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	competitive pricing solutions with our bundled software and solutions set;

•	higher average selling prices for our newer products;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers; and

•	transitional expenses incurred in the three and nine-month periods ended January 30, 2004 associated with the initial implementation of a new Enterprise Resource Planning (“ERP”) system, which we did not incur in the three and nine-month periods ended January 28, 2005.
      Product gross margin was negatively impacted by:

•	higher disk content with an expanded storage capacity for the higher-end filers and NearStore systems, as resale of disk drives generates lower gross margin;

•	increased sales through certain indirect channels, which typically carry a lower gross margin than our direct sales;

•	sales price reductions due to competitive pricing pressure and selective pricing discounts; and

•	lower average selling price of certain add-on software options.
      We have secured commitments from our Hard Disk Drive (HDD) suppliers sufficient to meet our expected requirements and as such, we believe that the current enterprise disk drive supply constraints and price rigidity will not negatively impact our gross margin. We have three qualified HDD suppliers supporting various products, which provides some risk mitigation should there be issues with any one supplier. We cannot assure you that we will be able to obtain our full requirements of all our components in the future or that prices of such components will not increase. Component price increases and supplier capacity constraints over time may negatively impact gross margin in the future. See Risk Factors under Item 2. In addition, we expect higher disk content associated with high-end filers and NearStore will negatively impact our gross margin in the future, if not offset by software revenue and new products.
      Service Gross Margin — Service gross margin increased to 25.3% in the third quarter of fiscal 2005 as compared to 16.3% in the third quarter of fiscal 2004. Service gross margin increased to 18.8% in the nine-month period ended January 28, 2005 as compared to 17.2% in the nine-month period ended January 30, 2004. Investments in customer service increased by 41.0% to $33.5 million in the third quarter of fiscal 2005, from $23.7 million in the third quarter of fiscal 2004. Customer service costs increased by 45.1% to $95.0 million in the nine-month period ended January 28, 2005, from $65.5 million in the nine-month period ended January 30, 2004.
      The improvement in service gross margin for the third quarter of fiscal 2005 compared to the same quarter in fiscal 2004 reflected growth in services revenue and the timing of headcount additions. The improvement in service gross margin for the nine-months ended January 28, 2005 as compared to the same period in the prior year was primarily due to increase in services revenue, improved headcount utilization offset by the continued investment in our service infrastructure to support our increasing enterprise customer base. These investments included additional professional support engineers, increased support center activities and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In the fourth quarter of fiscal 2005, we expect service margin to decline slightly to the low 20% range, as we continue to build out our service capability and capacity to support our growing enterprise customers and new products.
      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 38.0% to $118.7 million for the third quarter of fiscal 2005, from $86.0 million for the third quarter of fiscal 2004. These expenses were 28.8% and 28.9% of total revenues for the third quarters of fiscal 2005 and fiscal 2004, respectively. Sales and marketing expenses increased 33.8% to $331.1 million for the nine-month period ended January 28, 2005, from $247.5 million for the nine-month period ended January 30, 2004. These expenses were 28.8% and 29.7% of total revenues for the nine-month periods ended January 28, 2005 and January  30, 2004, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher sales kick-off expenses, higher partner program expenses, a write-off of a leased field sales office and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions, partially offset by an extra week of business in the first nine months of fiscal 2004 as compared to the same period in the current year.
      Amortization of Spinnaker trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $0.2 million and $0.6 million for the third quarter and the nine-month period ended January 28, 2005, respectively, and none in the same periods in fiscal 2004, respectively. Estimated future amortization of trademarks, tradenames, customer contracts and relationships relating to the

Spinnaker acquisition and included in sales and marketing expenses will be $0.2 million for the remainder of fiscal year 2005, $0.3 million for fiscal 2006, and $0.1 million for fiscal 2007, respectively, and none thereafter.
      Sales and marketing headcount increased to 1,748 at January 28, 2005 from 1,266 at January 30, 2004. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.
      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents. Included in research and development expenses is capitalized patents amortization of $0.5 million and $1.4 million for the three and nine-month periods ended January 28, 2005, respectively, as compared to $0.5 million and $1.1 million, respectively, for the same periods in the prior year. Based on capitalized patents recorded at January 28, 2005, estimated future capitalized patents amortization expenses for the remainder of fiscal 2005 will be $0.5 million, $1.8 million for each of the fiscal years 2006, 2007 and 2008, respectively, and $0.3 million thereafter.
      Research and development expenses increased 32.3% to $43.6 million for the third quarter of fiscal 2005 from $32.9 million for the third quarter of fiscal 2004. These expenses represented 10.6% and 11.1% of total revenues for the third quarters of fiscal 2005 and 2004, respectively. Research and development expenses increased 28.1% to $123.0 million for the nine-month period ended January 28, 2005 from $96.0 million for the nine-month period ended January 30, 2004. These expenses represented 10.7% and 11.5% of total revenues for the nine-month periods ended January 28, 2005 and January 30, 2004, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing impact of the Spinnaker acquisition, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, partially offset by an extra week of expenses in the first nine months of fiscal 2004 compared to the same period in the current year, cost control and reduction in discretionary spending efforts. Research and development headcount increased to 811 as of January 28, 2005 compared to 578 as of January 30, 2004. For both the nine-month periods ended January 28, 2005 and January 30, 2004, no software development costs were capitalized.
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
      General and Administrative — General and administrative expenses increased 46.5% to $20.1 million for the third quarter of fiscal 2005, from $13.7 million for the third quarter of fiscal 2004. These expenses represented 4.9% and 4.6% of total revenues for the third quarters of fiscal 2005 and 2004, respectively. General and administrative expenses increased 41.7% to $54.9 million for the nine-month period ended January 28, 2005, from $38.7 million for the nine-month period ended January 30, 2004. These expenses represented 4.8% and 4.6% of total revenues for the nine-month periods ended January 28, 2005 and January  30, 2004, respectively. This increase in absolute dollars was primarily due to expenses associated with expanded regulatory requirements, higher legal expenses and professional fees for general corporate matters, higher performance-based payroll expenses due to higher profitability, payroll taxes relating to employee stock options exercises, partially offset by reduced expenses as a result of one less week of expenses in the nine-month period ended January 28, 2005 compared to the same period in the prior year and higher expenses associated with investments in our enterprise-wide ERP system and back-office infrastructure in the three and nine-month periods ended January 30, 2004 which we did not incur in the same periods of the current fiscal year.
      General and administrative headcount increased to 405 at January 28, 2005 from 312 at January 30, 2004. We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2005 due to additional expenses related to expanded regulatory requirements as compared to the same period in the prior year. Amortization of Spinnaker covenants not to compete included in general and administrative expenses was $1.3 million and $3.8 million for the three and nine-month periods ended January 28, 2005, respectively, and none in the same periods in the prior year. Estimated future amortization of covenants not to compete relating to the Spinnaker acquisition will be $1.3 million in the remainder of fiscal 2005 and $1.5 million for fiscal year 2006, and none thereafter.
      Stock Compensation — Stock compensation expenses were $2.2 million and $6.4 million in the three and nine-month periods ended January 28, 2005, respectively and $0.5 million and $2.0 million for the three and nine-month periods ended January 30, 2004, respectively. This net increase year-over-year in stock compensation expenses reflected primarily higher stock compensation relating to the Spinnaker acquisition and restricted stock awards partially offset by forfeitures of unvested options and forfeited restricted stock assumed in the Spinnaker acquisition. Based on deferred stock compensation recorded at January 28, 2005, estimated future deferred stock compensation amortization expenses are $1.8 million in the remainder of fiscal 2005, $6.9 million in fiscal 2006, $5.4 million in fiscal 2007 and $3.8 million in fiscal 2008 and none thereafter.
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
      During the first nine months of fiscal 2005, we paid $0.5 million pursuant to final resolution of certain severance-related restructuring accruals. As of January 28, 2005, we have no outstanding balance in our restructuring liability for the second quarter fiscal 2002 restructuring.

      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at January 28, 2005

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

	(In thousands):
Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500
Cash payments and others	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	717	—	131	848
Cash payments and others	5	—	1	6

Reserve balance at July 30, 2004	722	—	132	854
Cash payments and others	(544)	—	(30)	(574)

Reserve balance at October 29, 2004	178	—	102	280
Cash payments and others	8	—	(18)	(10)
Adjustments	(186)	—	(84)	(270)

Reserve balance at January 28, 2005	$—	$—	$—	$—

Fiscal 2002 Fourth Quarter Restructuring Plan
      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we recorded a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at January 28, 2005, $0.6 million was included in other accrued liabilities and the remaining $4.0 million was classified as long-term obligations.
      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $0.9 million and $1.3 million, respectively, primarily relating to sublease assumptions for our engineering facility. Our estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the event that the engineering facility is not subleased as anticipated, we will be obligated for an additional total lease payments of $1.8 million as of January 28, 2005 to be payable through November 2010.

      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at January 28, 2005

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

	(In thousands):
Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)

Reserve balance at April 30, 2002	184	—	4,532	4,716
Cash payments and others	(77)	—	(991)	(1,068)
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments and others	—	—	(690)	(690)
Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	—	—	5,208	5,208
Cash payments and others	—	—	(180)	(180)

Reserve balance at July 30, 2004	—	—	5,028	5,028
Cash payments and others	—	—	(192)	(192)

Reserve balance at October 29, 2004	—	—	4,836	4,836
Cash payments and others	—	—	(193)	(193)

Reserve balance at January 28, 2005	$—	$—	$4,643	$4,643

      Interest Income — Interest income was $6.0 million and $3.9 million for the third quarters of fiscal 2005 and 2004, respectively. For the nine-month periods ended January 28, 2005 and January 30, 2004, interest income was $16.2 million and $9.7 million, respectively. Included in interest income for the second quarter of fiscal 2005 was a $1.3 million interest received on a tax refund. In addition, the increase in interest income was primarily driven by higher cash and investment balances provided by operating activities and higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2005 as a result of higher cash and invested balances in a higher interest-rate portfolio environment as we reinvest our securities in longer-term investments and rising average interest rates.
      Other Income (Expense), Net — Other Income (Expense), Net, included net exchange losses from foreign currency transactions of $0.6 million and $1.6 million in the three and nine-month periods ended January 28, 2005, respectively. For the three and nine-month periods ended January 30, 2004, $0.8 million and $2.1 million, respectively, were included as net exchange losses from foreign currency transactions. The net exchange loss was a result of the volatility of the currency exchange market and increased hedging costs associated with our forward and option activities.
      Net Gain on Investments — Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. In the nine-month period of fiscal 2004, we realized an immaterial gain on the sale of previously impaired investments.
      Provision for Income Taxes — For the three and nine-month period ended January 28, 2005, we applied an annual tax rate of 18.1% to pretax income. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.
      Provision for income taxes for the nine-month period of fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as current and future tax rate benefits. This Dutch tax ruling, however, will expire at the end of calendar 2005. There are uncertainties associated with securing a new Dutch tax ruling. As such, we cannot assure you that we will be able to extend this ruling or secure any new favorable rulings, the absence of which may have an adverse impact on the results of our international operations.
Liquidity and Capital Resources
      The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, other sources and uses of cash flow and potential tax opportunities on our liquidity and capital resources.

Balance Sheet and Cash Flows
      As of January 28, 2005, as compared to April 30, 2004, our cash, cash equivalents, and short-term investments increased by $298.5 million to $1,106.4 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $254.4 million to $999.5 million as of January 28, 2005, compared to $745.0 million as of April 30, 2004.
      During the nine-month period ended January 28, 2005, we recorded net income of $162.3 million as compared to $115.6 million in the same period of the prior year. Non-cash adjustments were higher in the nine-month period ended January 28, 2005, including amortization of intangible assets, which was higher by $4.0 million and stock compensation which was higher by $4.4 million, all relating to the Spinnaker acquisition.
      Net sources of cash related to working capital related items increased by $96.2 million in the nine-month period ended January 28, 2005 as compared to the same period of fiscal 2004. In addition to higher net income and non-cash adjustments in the nine-month period ended January 28, 2005, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers, as well as renewals of existing maintenance agreements;

•	an increase in accounts payable in the nine-month period ended January 28, 2005 as a result of growth in business volumes;

•	increased income taxes payable, primarily reflecting higher profitability in the nine-month period ended January 28, 2005 as compared to the same period in the prior year; partially offset by higher worldwide tax payments; and

•	decreased prepaid expenses and other assets due to a tax refund of $9.0 million in connection with a carryback of net operating losses generated in fiscal 2000.
      The above factors were partially offset by the effects of

•	increased accounts receivable balances due to higher revenues in the third quarter of fiscal 2005 compared to the same period in the prior year; and

•	increase in inventories due primarily to end-of-life buys for certain products.
      We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.
      Capital expenditures for the nine-month period ended January 28, 2005 were $66.3 million, which included the $24.1 million site purchase in Research Triangle Park (RTP), North Carolina, as compared to $35.6 million in the same period a year ago. We used net proceeds of $213.2 million and $119.1 million in the nine-month periods ended January 28, 2005 and January 30, 2004, respectively, for net purchases/redemptions of short-term investments. In the nine-month period ended January 30, 2004, we acquired additional patents for a purchase price of approximately $9.0 million. Investing activities in the nine-month period ended January 30, 2004 and January 28, 2005 also included new investments in privately held companies of $0.3 million and $0.1 million, respectively. We received $0.3 million and $0.6 million in sales proceeds from sales of short and long-term investments in the nine-month periods ended January 28, 2005 and January 30, 2004, respectively.
      We received $20.5 million and $26.4 million in the nine-month periods ended January 28, 2005 and January 30, 2004, respectively, from net financing activities, which included sales of common stock related to employee stock transactions net of common stock repurchases. We repurchased 5.6 million shares of common stock at a total of $133.0 million during nine-month period ended January 28, 2005. During the nine-month period ended January 30, 2004, we repurchased 2.7 million shares at a total of $44.9 million. Other financing activities provided $153.5 million and $71.2 million in the nine-month periods ended January 28, 2005 and January 30, 2004, respectively, which related to sales of common stock related to employee stock transactions.
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

Stock Repurchase Program
      On May 13, 2003, we announced that the Board of Directors approved a $150.0 million stock repurchase program to purchase shares of our outstanding common stock in the open market. On May 18, 2004, we announced that the Board authorized an expansion of the program to purchase an additional $200.0 million of outstanding common stock, raising the total authorized stock purchase spending to $350.0 million. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The duration of the repurchase program is open-ended, and the program may be suspended or discontinued at any time. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations, and will be funded from available working capital. Actual repurchases have been taken in as treasury shares and will be held as treasury shares until our Board of Directors designates that these shares be retired or used for some other purpose.
      During fiscal 2004, we repurchased 6.9 million shares of our common stock at an average price of $19.87 per share for an aggregate cost of $136.2 million. During the nine-month period ended January 28, 2005, we purchased 5.6 million shares of our common stock at an average price of $23.83 per share for an aggregate purchase price of $133.0 million. Since the inception of the stock repurchase program through January 28, 2005, we have purchased 12.4 million shares of our common stock at an average price of $21.65 per share for an aggregate purchase price of $269.2 million.

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
      For the nine-month periods ended January 28, 2005 and January 30, 2004, we recorded tax benefits, in the form of reduced payments, of $27.8 million and $48.0 million, respectively, associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Contractual Cash Obligations and Other Commercial Commitments
      The following summarizes our contractual cash obligations and commercial commitments at January 28, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	Payments Due by Period

	Remainder of
	2005	2006	2007	2008	2009	Thereafter	Total

Contractual Obligations:
Facilities operating lease payments(1)	$3,311	$13,134	$8,738	$7,574	$7,226	$20,500	$60,483
Equipment operating lease payments(1)	1,107	2,880	1,859	445	108	13	6,412
Venture capital funding Commitments(2)	145	579	579	566	554	1,114	3,537
Purchase commitments and other(3)	205	755	603	3	—	—	1,566
Capital Expenditures(4)	11,983	1,175	—	—	—	—	13,158
Communications & Maintenance(5)	1,784	4,740	738	325	12	—	7,599
Restructuring Charges(6)	103	794	832	836	818	1,260	4,643

Total Contractual Cash Obligations	$18,638	$24,057	$13,349	$9,749	$8,718	$22,887	$97,398

      For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, legally binding on us, and subject us to penalties if we cancel the agreement. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal or termination, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table.
      Total contractual cash obligations increased to $97.4 million as of January 28, 2005 quarter-over-quarter due primarily to renewal and new facilities operating leases and worldwide capital expenditures partially offset by a write-off of a leased field sales office and a decrease in purchase commitments due to end of life buys for certain of our products.

	Amount of Commitment Expiration per Period

	2005	2006	2007	2008	2009	Thereafter	Total

Other Commercial Commitments:
Letters of Credit(6)	$1,484	$—	$—	$—	$—	$337	$1,821
Restricted Cash(7)	1,167	516	714	721	544	105	3,767

Total Commercial Commitments	$2,651	$516	$714	$721	$544	$442	$5,588

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities as well as other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal 2015. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Certain facilities operating sublease income of $0.2 million has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in sub-paragraph (5) below.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us. Other commitments include examples such as facilities-related and utilities usage minimum cash commitment we expect to pay. Purchase commitments and other excludes purchases of good and services we expect to consume in the ordinary course of business in the next twelve months. It also excludes agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(4)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(5)	Under certain communication contracts with major telco companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire through January 2009.

(6)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities which is comprised of committed lease payments, operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The actual amount paid, if the facility is not subleased, would be increased by $1,761 to be payable through November 2010.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, customs guarantee and a foreign lease.

(8)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

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

Off-Balance Sheet Arrangements
      As of January 28, 2005, our financial guarantees of $1.8 million that were not recorded on our balance sheet consisted of standby letters of credits related to workers’ compensation, customs guarantee and a foreign lease.
      As of January 28, 2005, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $231.9 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.
      We have entered into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB, Interpretation 45, of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Guarantees” in footnote 14 for further discussion of these indemnification agreements. As of January 28, 2005, we do not have any additional off-balance sheet arrangements, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table, and have not entered into transactions with special purpose entities.

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

Factors Beyond Our Control could Cause Our Quarterly Results to Fluctuate.
      We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	general decrease in global corporate spending on information technology leading to a decline in demand for our products;

•	a shift in federal government spending pattern;

•	the effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting;

•	the level of competition in our target product markets;

•	the size, timing, and cancellation of significant orders;

•	product configuration and mix;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	market acceptance of new products and product enhancements;

•	announcements, introductions, and transitions of new products by us or our competitors;

•	deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	changes in pricing by us in response to competitive pricing actions;

•	our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	supply constraints;

•	technological changes in our target product markets;

•	the levels of expenditure on research and development and sales and marketing programs;

•	our ability to achieve targeted cost reductions;

•	excess facilities;

•	future accounting pronouncements and changes in accounting policies; and

•	seasonality.
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
      We have experienced growth in fiscal 2004 and the first nine-months of fiscal 2005. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially adversely affect our operating results.

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
      We conduct business internationally. For the three and nine-month period ended January 28, 2005, approximately 45.3% and 42.9%, respectively, of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.
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
      We rely on a limited number of suppliers of several key components utilized in the assembly of our products. We purchase our disk drives through several qualified Hard Disk Drive suppliers supporting various products. We purchase computer boards and microprocessors from a limited number of suppliers. Our reliance on a limited number of suppliers involves several risks, including:

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
      We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory, or incur cancellation charges or penalties, which could adversely impact our operating results. As of January 28, 2005, we had no purchase commitment for such excess inventory.
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
      In addition, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. As of January 28, 2005, the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). There had been no impairment of goodwill and intangible assets as of the end of the third quarter of fiscal 2005. There can be no assurance that future impairment tests will not result in a charge to earnings.

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
      In December 2004 the FASB issued SFAS No. 123R (revised 2004) which will require us, beginning in the second quarter of fiscal 2006, to expense employee stock options for financial reporting purposes. Adoption of SFAS No. 123R will result in lower reported earnings per share which could negatively impact our future stock price, and the effectiveness of current outstanding stock options in retaining key personnel. In addition, this could also impact our ability or future practice of utilizing broad-based employee stock plans to attract, reward, and retain employees, which could also adversely impact our operations.
      In addition, the FASB requires certain valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods, inputs and assumptions selected across companies. If another party asserts that the fair value of our employee stock options are misstated, securities class action litigation could be brought against us or the market price of our common stock could decline or both could occur. As a result of these changes, we could incur losses and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

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
      Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report on our management’s assessment of the design and effectiveness of our system of internal controls over financial reporting as part of our Annual Report on Form 10-K beginning with the fiscal year ending April 29, 2005. Our auditors will also be required to attest to, and report on, our management’s assessment. In order to issue their report, our management must document both the design of our system of internal controls over financial reporting and our testing processes that support our management’s evaluation and conclusion. During the course of testing, we may identify deficiencies, which we may not be able to remediate in time to meet the reporting deadline imposed by Section 404 of the Sarbanes-Oxley Act and the costs of which may have a material adverse impact of our results of operations. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls and we may not be able to retain independent auditors with sufficient resources to attest to and report on our internal controls over financial reporting. Moreover, our auditors may not agree with our management’s assessment and may send us a deficiency notice that we are unable to remediate on a timely basis. If we are unable to assert as of April 29, 2005 that we have effective internal controls over financial reporting, our investors could lose confidence in the accuracy and completeness in our financial reports which in turn could cause our stock price to decline.
      Moreover, because the new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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
Market Interest and Interest Income Risk
      Interest and Investment Income — As of January 28, 2005, we had short-term investments of $925.1 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of auction-rate securities, government and corporate debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 28, 2005 would cause the fair value of these short-term investments to decline by approximately $2.2 million. By policy, we limit our exposure to longer term investments, and a substantial majority of our investment portfolio has maturities of less than three years. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.
Market Price Risk
      Equity Securities — We are also exposed to market price risk on our equity securities included in our short-term investments, which are primarily in publicly traded companies in the volatile high-technology industry sector.
      We do not attempt to reduce or eliminate our market exposure on these securities and, as a result, the amount of income and cash flow that we ultimately realize from our investment in future periods may vary materially from the current fair value. A 50% adverse change in the equity price would result in an immaterial decrease in the fair value of our equity security as of January 28, 2005.
      The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.
Foreign Currency Exchange Rate Risk
      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges, the gains or losses were included in other comprehensive income at January 28, 2005.
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
      The following table provides information about our foreign exchange forward and option contracts outstanding on January 28, 2005 (in thousands):

		Foreign Currency	Contract Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

Forward contracts:
CAD	Sell	7,923	$6,375	$6,394
CHF	Sell	5,687	$4,780	$4,780
EUR	Sell	105,239	$137,200	$137,613
GBP	Sell	21,956	$41,162	$41,285
ILS	Sell	12,867	$2,918	$2,918
ZAR	Sell	17,744	$2,961	$2,961
AUD	Buy	8,016	$6,175	$6,174
DKK	Buy	7,026	$1,231	$1,231
EUR	Buy	8,081	$10,519	$10,566
GBP	Buy	3,007	$5,643	$5,656
SEK	Buy	11,325	$1,628	$1,628
Option contracts:
AUD	Buy	1,000	$770	$761
EUR	Sell	5,000	$6,536	$6,604
GBP	Sell	1,750	$3,295	$3,328

Item 4.	Controls and Procedures
      Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third quarter of Fiscal 2005
      The following table sets forth information with respect to common stock repurchases by Network Appliance for the periods indicated:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares that May Yet Be
	Shares	Average Price Paid	Part of the	Purchased Under the
Period	Purchased	per Share	Repurchase Program	Repurchase Program(1)

November 1, 2004 — November 30, 2004	—	$—	—	$130,814,908
December 1, 2004 — December 31, 2004	1,532,000	$32.62	1,532,000	80,834,589
January 1, 2005 — January 28, 2005	—	$—	—	80,834,589

Total	1,532,000	$32.62	1,532,000	$80,834,589

(1)	On May 13, 2003, our Board of Directors approved a $150,000,000 stock repurchase program to purchase shares of our outstanding common stock in the open market. On May 18, 2004, we announced that the Board authorized an expansion of the program to purchase an additional $200,000,000 of outstanding common stock. Total authorized stock purchase spending may be up to $350,000,000. The program may be discontinued at any time.

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      The information required by this item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 6.	Exhibits

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

3	.1(1)	Certificate of Incorporation of the Company.

3	.2(1)	Bylaws of the Company.

4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.

10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2005.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2005.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2005
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2005.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Executive Vice President of Finance
and Chief Financial Officer
Date: March 2, 2005

EXHIBIT INDEX

Exhibit
No		Description

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

3	.1(1)	Certificate of Incorporation of the Company.

3	.2(1)	Bylaws of the Company.

4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.

10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2005.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2005.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2005.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2005.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.