Form 10-K
period 2005-04-30
NETWORK APPLIANCE INC
filed 2005-07-08
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005
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
Common Stock, $0.001 Par Value
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of October 29, 2004, the last day of registrant’s most recently completed second fiscal quarter, was $4,994,618,364 (based on the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last business day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      On May 27, 2005, 367,747,347 shares of the Registrant’s common stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders to be held on August 31, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2005.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submissions of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
SCHEDULE II.
EXHIBIT INDEX
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.	Business
Forward Looking Statements
      With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our belief that the trend towards unification of storage continues to accelerate; (2) our expectation that we will see strong demand for storage in many areas; (3) our plans to continue to leverage our product capabilities to enhance our storage grid architectures; (4) our belief that the data storage market will continue to experience growth and increased IT spending; (5) our belief that our continued investment in emerging technologies will increasingly contribute to our growth over the long term; (6) our expectation that there will be a further decline in the price per petabyte; (7) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market; (8) our estimates of future intangibles and stock compensation amortization expense relating to the Spinnaker acquisition; (9) our expectation that service margins will vary over time; (10) our expectation that we will continue to add sales capacity; (11) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (12) our intention to continuously broaden our existing product offerings and introduce new products; (13) our estimates regarding future capitalized patents amortization expenses and future amortization of existing technology; (14) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (15) our belief that our research and development expenses will increase in absolute dollars in fiscal 2006; (16) our belief that our general and administrative expenses will increase in absolute terms in fiscal 2006; (17) our expectation regarding estimated future deferred stock compensation amortization expenses and future covenants not to compete; (18) the possibility that we may be obligated for additional lease payments to be payable through November 2010 in the event that our vacated facilities are not subleased; (19) our expectation that interest income will increase in fiscal 2006; (20) our expectations regarding our contractual cash obligations and other commercial commitments at April 30, 2005 for fiscal years 2006 through 2010 and thereafter, which we anticipate will be $116.8 million in the aggregate; (21) our expectation that capital expenditures will increase consistent with our business growth; (22) our expectation that our existing facilities and those currently being developed, will be sufficient for our needs for at least the next two years and that these construction projects will be financed through cash from operations and existing cash and investments; (23) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (24) our belief that the accounting policies described under the Critical Accounting Estimates and Policies are the ones that most frequently require us to make estimates and judgments; (25) our belief that foreign currency hedging contracts will not subject us to significant credit risk; (26) our belief that we have been able to compete successfully with our principal competitors based on the superior technology of our products; (27) our intent to regularly introduce new products and product enhancements; (28) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (29) our intention to continue to establish and maintain business relationships with technology companies; (30) the possibility that we may engage in future acquisitions; (31) our expectation that we will increasingly rely on our indirect sales channel for a significant portion of our revenue; (32) our expectation that the ultimate costs to resolve any outstanding legal claims or proceedings will not be material to our business; (33) our expectation that companies in the appliance market will increasingly be subject to infringement claims as the industry grows; (34) our expectation that the value of our investments will not decline significantly because of changes in market interest rates, (35) our expectation regarding ATA’s future impact on the storage market; (36) our anticipation that we will comply with existing laws and future laws and regulations and the adoption will not have a material adverse impact on our business; (37) our expectation that we will release Spinnaker integrated capabilities in our products by the end of calendar year 2005; (38) our belief that the current enterprise disk drive supply constraints and price rigidity will not negatively impact our gross margin; (39) our belief that our Windows® business will be a strong driver of the growth of our block storage solutions; (40) our expectation to continue to expand our global services and support and such investment will accelerate the adoption rate of our technology; (41) our expectation that the Alacritus acquisition will extend our ability to provide a high performance data protection solution to customers and accelerate customer transitions to disk-based back up; (42) our expectation to refresh our product line and offer a comprehensive suite of data protection solutions during fiscal 2006; and (43) cash from operating activities may fluctuate in future periods, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost and gross margin levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) our ability to identify and respond to significant market trends and emerging standards; (8) our ability to realize our financial objectives through increased investment in people, process and systems; (9) acceptance of, and demand for, our products; (10) our ability to maintain our supplier and contract manufacturer relationships; (11) the ability of our competitors to introduce new products that compete successfully with our products; (12) our ability to expand direct and indirect sales and global service and support; (13) the general economic environment and the continued growth of the storage and content delivery markets; (14) our ability to sustain and/or improve our cash and overall financial position; and (15) those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
Overview
      Network Appliance, Inc. (“NetApp” or “Network Appliance”), is a leading supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data. Network Appliancetm solutions are the data management and storage foundation for many of the world’s leading corporations and government agencies.
      Network Appliance was founded in 1992 with the goal of simplifying data access by creating the world’s first network storage appliance. The first system was shipped in 1993. Today Network Appliance is a multinational corporation with over 3,800 employees and an installed base of products in over 120 countries.
      NetApp success to date has been in delivering cost-effective enterprise storage solutions that reduce the complexity associated with managing conventional storage systems. Our goal is to deliver exceptional value to our customers by providing products and services that set the standard for simplicity and ease of operation. This philosophy drives the entire company, from product design and system operation through support and business processes. This results in significant customer advantages, including:

•	Lower total cost of ownership, in part because system administrators can more efficiently manage much greater amounts of information, and also because recovery times are significantly reduced in the event of a disaster or data corruption

•	Business agility, by improving our customers’ ability to react quickly to changes via rapid deployment or reconfiguration of storage assets

•	Improved information availability, due to increased reliability

•	Improved application performance, enabling customers to advance their time-to-market goals and create new revenue-generating opportunities

•	Business continuance via online rapid restore and disaster recovery deployments

•	Satisfying customers’ growing regulatory compliance requirements with our comprehensive software, solutions, and partnerships
Total Customer Experience
      At Network Appliance, we believe in offering complete solutions to help customers effectively streamline operations. Through an internal program we call TCE (“Total Customer Experience”), we strive to provide customers with the best experience in the industry at every touchpoint they have with NetApp® products, services, and people. In addition to providing them with global service and support and offering them flexible financing solutions, we strive to simplify customer environments whenever possible by utilizing open standards, driving industry collaboration, and partnering with other industry leaders. Using the right combination of products, technologies, and partners, NetApp helps solve customer business challenges while maximizing their ROI (“return on investment”).

•	Simplicity. Network Appliance offers one single operating system and file management system across all of its storage appliances. This unified architecture allows enterprises to reduce management overhead, decrease deployment times, increase utilization, and eliminate the downtime typically associated with general-purpose architectures. Network Appliance plans to continue to expand on the single architecture concept in future product designs and service offerings.

•	Open standards and industry collaboration. NetApp helps ensure rapid application deployment and smooth integration into our customers’ existing infrastructures by utilizing and supporting open standards. Network Appliance participates in and leads many industry initiatives and organizations, such as the Storage Networking Industry Association (“SNIA”), the Enterprise Grid Alliance (“EGA”), the Open Source Development Lab (“OSDL”), and the Internet Engineering Task Force (“IETF”), that have defined standards that are widely deployed today. Standards that Network Appliance has helped advance include the Network File System (“NFS”) protocol for file access in UNIX® and Linux® environments; the Common Internet File System (“CIFS”) protocol for file access in Windows environments; the Network Data Management Protocol (“NDMP”) for simplifying backup of networked storage; the Internet Content Adaptation Protocol (“ICAP”) for content adaptation in Web environments; the Direct Access File System (“DAFS”) protocol for high-performance, high-throughput access to data; and the Internet Small Computer System Interface (“iSCSI”) protocol for building block-based storage area networks using widely deployed Ethernet infrastructures. We plan to continue to participate in driving emerging standards, including 10 Gigabit Ethernet and NFS version 4.

•	Business application integration and partnerships. The goal of Network Appliance is to deliver complete network storage solutions to customers. Our partners are vital to our success in this area, and we have significant partner relationships with database and business application companies including Dassault Systèmes, Documentum, FileNet, several solutions from IBM, including DB2, Content Manager, Lotus, and Rational, iLumin, Interwoven, Landmark Graphics, Microsoft, Mobius, Oracle, SAP, Stellent, Sybase, UGS Corp., and Zantaz. These application partnerships enhance our ability to reduce implementation times, increase application availability, and provide the highest level of solution support to customers. Technology and infrastructure solution partners enable seamless integration into customers’ existing environments, resulting in lower costs and more rapid deployment. Our infrastructure partner list includes ADIC, Atempo, Bakbone, Brocade, Cisco, Commvault, Computer Associates, Decru, Egenera, FalconStor, Fujitsu Siemens Computers, Hitachi Data Systems, IBM Tivoli, Intel, IronMountain, Legato, McData, Novell/ SuSE, NuView, Peribit, Quantum/ ATL, Red Hat, RLX Technologies, Secure Computing, Spectra Logic, StorageTek, Symantec, Syncsort, and VERITAS.

•	Global service and support. Network Appliance customers demand high availability and reliability of their storage infrastructure to ensure the successful, ongoing operation of their businesses. Network Appliance Global Services (“NGS”) is designed with this in mind. We utilize a global, integrated model to provide consistent, service and support during every phase of the customer engagement, from presales analysis through implementation and ongoing support. Service and support often involve phased rollouts, technology transitions and migrations, and other long-term engagements. Network Appliance delivers support as well as a comprehensive range of consulting services leveraging our expertise in architecture and design, project management, solution implementation and analysis, network integration, training, best practices, standard operating procedures, and ongoing optimization.

NGS continues to expand and accelerate our professional service and support offerings, including our worldwide delivery capabilities, partner ecosystem, and customer footprint. In the past year we have taken a number of steps to further build out our service and support portfolio by adding new and enhanced offerings to our customers. We have grown our global services organization by expanding our storage service portfolios, deepening and broadening our storage services partnerships, innovating service delivery tools and technology, and continuing to drive supportability in NGS products and services as well as executing on new business and customer growth.

•	Network Appliance Financial Solutions (“NAFS”). NAFS, the customer finance group for Network Appliance, offers a variety of standard and tailored financial products to help our customers acquire NetApp solutions. NAFS offers financial programs in the United States, Canada, Europe, and Asia Pacific. Our financial product offerings are designed to help enhance our customers’ ROI and reduce their TCO (“total cost of ownership”) by providing competitive rates; matching budgetary or cash flow requirements by spreading the payments out over time; providing technology refresh options within the initial term; and financing the entire solution, including hardware, software, and services.
Customer Challenges
      Network Appliance enterprise storage and data management solutions directly address the major information technology challenges that enterprises face — ensuring business continuance, reducing costs associated with data center operations, managing data throughout the globally distributed enterprise, reducing business risks associated with regulatory compliance requirements, and consolidating rapidly growing quantities of storage.

•	Business continuance. Many enterprises are increasingly focused on disaster preparedness and recovery and must avoid costly downtime in the event of a major disaster or localized disruption. Minutes of downtime are costly, and hours of downtime can be catastrophic. Working in tandem with the existing network infrastructure (both Fibre Channel and Ethernet), our storage appliances and data management software enable customers to implement disaster recovery and data mirroring plans quickly and effectively, while minimizing incremental telecommunications and administration costs.

•	Data center operations. More than just applications and hardware, the data center is the nerve center of an organization, controlling the flow of information throughout the enterprise. Many of the costs that drive up the total cost of information technology (“IT”) ownership are associated with data center operations and include tasks such as data backup and recovery, hardware and software maintenance, performance management, and resource allocation. Our appliance architecture, with one common operating system, simplifies many of these complex tasks by automating or eliminating them and delivers simple, centrally managed, flexible data storage that leverages and increases the performance of existing IT infrastructures

•	Distributed enterprise. As enterprises grow, they are challenged with providing timely information to remote locations and branch offices, jeopardizing their productivity. NetApp products accelerate information access and application performance while reducing bandwidth costs, as well as the cost and complexity associated with managing the data in these distributed offices. Our solutions enable enterprises to quickly replicate and relay information to and from one or many locations, fully protecting data in remote offices and locations.

•	Regulatory compliance. Regulatory compliance is a growing concern for every industry on a global basis. Regulations such as Sarbanes-Oxley, Patriot Act, and Gramm-Leach-Bliley affect companies regardless of size or location. Furthermore, industry-specific businesses are affected by such regulatory acts as Rule 17a-4 of the Securities and Exchange Act of 1934, as amended, which relates to preservation of certain records by certain exchange members as well as brokers and dealers; Health Insurance Portability and Accountability Act (“HIPAA”); and several government defense requirements. NetApp offers compliance and security solutions designed to address such regulations and the need for data permanence, security, and confidentiality while reducing business risks. By utilizing open industry-standard solutions and best-in-class partners, the NetApp regulatory compliance solutions improve access to information in a transparent and seamless solution.

•	Storage consolidation. Managing the continued growth in the volume of data is one of the great challenges enterprises face today. Network Appliance enables enterprises to effectively consolidate and simplify data management of their mission-critical applications. Data ONTAPtm 7G provides a dynamic virtualization engine that is capable of aggregating physical storage components that can be easily provisioned on-the-fly without significant administrative intervention. With data management functions that are tailored for individual application data sets, it provides IT administrators with tools to easily accommodate the changing storage demands of an enterprise. The net effects are lower storage management costs and significant time savings as storage is intelligently configured and reconfigured nondisruptively, even during production hours. By freeing up valuable infrastructure and staff resources, Network Appliance storage consolidation solutions improve enterprise productivity, performance, and profitability.
Classes of Data
      NetApp products and solutions are based on the premise that not all data is created equal. Enterprise customers face a significant challenge in designing networked storage infrastructures that balance the availability requirements of their applications and associated data with the cost of the storage solution. Storing all data on an expensive, monolithic, mainframe-class array is no longer acceptable as customers more carefully evaluate the value of their information. As a result, data is being classified by availability and performance requirements in relation to cost.

•	Business-critical data. Business-critical applications, including trading-floor applications and enterprise resource planning (“ERP”) systems, require the highest levels of availability and reliability, have more dedicated management resources, and exhibit the least amount of cost sensitivity. If this data is unavailable, the business is typically not generating revenue and may incur other financial penalties.

•	Operational/internal data. This class of data is accessed by internal employees, and while the availability of the data is not important to customers outside the business, it can have a big impact on the users of the data inside the business. Examples of business internal data include corporate intranets, e-mail, human resource systems, and data warehouses used for analytical purposes.

•	Departmental and remote office data. Departmental and remote office deployments also require a low-cost solution, but typically need high data availability with low management overhead. Data in this class is typically not used outside the department or remote office.

•	Compliance/reference/archive data. These assets represent much of the corporate and personal data related to conducting business with customers, performing research, buying and selling securities, or other mission-critical, fiduciary, or private activities. This information needs to be protected, monitored, maintained, exchanged, and secured. Types of reference data include e-mail archives; bank, brokerage, and billing statements; medical images and records; mechanical computer-aided design (“MCAD”) drawings; integrated chip designs; and seismic and satellite data. Customers require fast data access at costs comparable to much slower high-end tape or optical libraries, with minimal ongoing management costs. Enterprises require a low-cost storage solution for archive data and backups, which have historically been stored on magnetic tape. Many customers are now replacing magnetic tape with more flexible disk-based systems, which reduce backup windows and enable rapid recovery in the event of a disaster.

      Network Appliance solutions are tailored to match the needs of archive, reference, departmental/remote office, business internal, business operations, and business-critical data with a common product architecture and data management methodology, enabling customers to easily deploy and efficiently manage all their networked storage infrastructure in the same way.
A Solutions-Based Approach
      Network Appliance turnkey solutions, which include hardware, software, service, and financing components, enable our customers to simplify their storage management, leverage their existing infrastructure, and increase their return on investment. The solutions include:

•	Storage consolidation. Network Appliance enables enterprises to effectively consolidate and simplify data management of their mission-critical applications. Data ONTAP 7G provides a dynamic virtualization engine that is capable of aggregating physical storage components that can be easily provisioned on-the-fly without significant administrative intervention. With data management functions that are tailored for individual application data sets, it provides IT administrators with tools to easily accommodate changing storage demands of an enterprise. The net effects are lower storage management costs and significant time savings as storage is intelligently configured and reconfigured nondisruptively, even during production hours. By freeing up valuable infrastructure and staff resources, Network Appliance storage consolidation solutions improve enterprise productivity, performance, and profitability.

•	Data protection. Network Appliance offers a comprehensive suite of disk-based data protection solutions particularly in heterogeneous environments and has been further enhanced by the recent acquisition of Alacritus and its virtual tape library (“VTL”) technology. NetApp simplifies complex backup and recovery tasks; reduces data storage requirements; ensures rapid, complete disaster recovery; and leverages existing data protection investments. Working with our customers, we help to ensure that their mission-critical data is backed up, replicated, and accessible on demand, while reducing the complexity of management and operations. Our solutions also enable our customers to recover rapidly from downtime caused by unplanned events such as user error, system failure, operational outages, or natural disasters.

•	Grid computing. As the trend continues toward consolidating storage and serving a variety of applications from a unified storage pool, we provide solutions that allow customers to more easily and cost-effectively provision, access, manage, and share data across their entire compute grid and user base. The combination of NetApp unified storage and data management solutions with the advanced distributed storage technologies acquired from Spinnaker Networks will further our strategy to deliver storage grid solutions as the foundation for data infrastructures of the future. In the near term, the Spinnaker acquisition allows us to target markets with customers who are already deploying such grid-like architectures using large-scale Linux farms for high-performance computing applications in industry verticals such as energy, entertainment, and the federal government. One of the goals for the NetApp storage grid is to offer customers the ability to run their IT infrastructures as a utility.

•	Information lifecycle management (“ILM”). The Network Appliance open approach to ILM enables the deployment of a best-of-breed solution that reduces the risk, cost, and complexity of managing enterprise information throughout its lifecycle. Whether customers are looking at data protection, archival, accessibility, security, or compliance, NetApp enables customers to appropriately align the cost of storage resources with the importance of the data being stored.

•	Internet access and security (“IAS”). The Internet access and security solution merges proxy caching and storage technologies to improve and secure Internet access from evolving threats to the enterprise. IAS enables customers to enforce security policies to protect IT assets, address compliance regulations to reduce business liability, and improve the quality of service experienced by end users. NetApp delivers a critical security layer that reduces costs and increases productivity.

•	Regulatory compliance. Network Appliance regulatory compliance solutions are designed to address growing regulatory concerns for data permanence, security, and confidentiality while reducing business risks and improving information access. In conjunction with partners, NetApp is delivering comprehensive, standards-based compliance solutions for structured, semi-structured, and unstructured data to customers across many vertical markets and geographies. The NetApp solution incorporates specialized software that delivers write once, read many (“WORM”) capabilities to store critical business records in a nonerasable, nonrewritable format across the full family of NetApp systems.

NetApp Storage Systems
      NetApp products share a common architecture across all of our storage systems, allowing for optimal scalability and increased flexibility. Customers can protect their existing investments and consolidate both compliance- and noncompliance-related data on a single platform, helping to simplify compliance management and reduce storage costs. Through open standards, NetApp helps ensure rapid application deployment and smooth integration into its customers’ existing infrastructure. Our data management features help provide customers simple management, improved data protection, and reduced operational costs.
      All NetApp systems come packaged in rack-mountable enclosures that can be installed in a customer’s existing server racks or can be factory-installed and configured in cabinets. Our appliances are based primarily on industry-standard hardware, including Intel® Pentium® processors, Broadcom processors, an advanced implementation of the industry-standard PCI bus architecture, standard Ethernet adapters, and either Fibre Channel-Arbitrated Loop (“FC-AL”) or Advanced Technology Attachment (“ATA”) disk interconnects.

FAS Enterprise Systems
      The NetApp family of modular, scalable, highly available, unified networked systems provides enterprise data storage services and simplifies data management. These systems are specifically designed with a high level of resiliency for network-centric enterprise IT infrastructures and support network-attached storage (“NAS”), storage area network (“SAN”), and iSCSI environments with simple, unified solutions. We call this fabric-attached storage (“FAS”). These systems are designed to deliver lower total costs of ownership than alternative competitive systems. Heterogeneous data sharing allows our systems to deliver simultaneous data access to Linux, UNIX, Windows, and Web-based clients and servers, dramatically lowering the cost of ownership and management complexity versus siloed homogeneous storage systems. With a high degree of built-in data integrity and redundancy, NetApp enterprise storage systems ensure data availability for business-critical environments. Current NetApp storage system products include:

•	NetApp FAS980c/ FAS980 enterprise storage system. Built for the most demanding customers, the FAS980c is our highest-performance clusterable storage system. The FAS980c continues the NetApp tradition of providing industry-leading performance in a simple, reliable, flexible, and easily manageable system. The FAS980c is designed to accommodate thousands of independent users and large, high-bandwidth applications. With the capability of managing up to 64TB of data in one system, and 16TB in one file system, the FAS980c can meet the storage demands of virtually any enterprise.

•	NetApp FAS960c/ FAS960 enterprise storage system. Similar to the FAS980c/ FAS980, the FAS960c and FAS960 systems are deployed for demanding NAS, SAN, and iSCSI applications that do not require the performance and capacity levels supported by our most powerful systems. Available with up to 48TB of storage, these systems are deployed in a broad range of enterprise applications, including customer relationship management (“CRM”), enterprise resource planning (“ERP”), decision support solutions (“DSS”), massive home directory consolidations, and Web serving.

•	NetApp FAS3000 series enterprise storage system. Introduced in May 2005, the newest addition to the NetApp family of enterprise storage systems, the FAS3020 and FAS3050 systems, are designed to meet the needs of the fast-growing midtier enterprise storage market. FAS3000 series systems are ideally suited for enterprise application infrastructures such as database and e-mail/messaging, home directory consolidation, and disaster recovery solutions. Designed with enterprise serviceability and manageability in mind, these systems increase reliability and storage utilization while reducing storage infrastructure complexity. With storage capacity up to 84TB, they offer the highest capacity and best value in their class.

•	NetApp FAS940c/ FAS940 enterprise storage system. The flexibility and performance capabilities of the FAS940c bring FAS900 series features to a broad range of enterprise applications, including CRM, ERP, DSS, massive home directory consolidation, and Web serving. The FAS940c/940 is available with up to 24 TB of storage.

•	NetApp FAS920c/ FAS920 enterprise storage system. The FAS920c/ FAS920 was introduced in early fiscal year 2005. Available with up to 12TB of storage, the FAS920 series continues our unified storage leadership but at a lower entry price point and capacity. Still deployed on a broad range of mission-critical enterprise applications, these systems leverage the NetApp solution’s ability to easily scale to meet changing customer requirements.

•	NetApp FAS270c/ FAS270 enterprise storage system. The FAS270c/ FAS270 offer an entry-level Fibre Channel SAN solution while providing strong price/performance for NAS and IP SAN (iSCSI) infrastructures. The FAS270 offers enhanced price/performance and is available with up to 8TB of storage.

•	NetApp FAS250 enterprise storage system. The NetApp FAS250 is an entry-level storage system supporting capacities up to 2TB in a compact form factor. The FAS250 is completely software compatible with all other NetApp products and uses the same storage shelves and Fibre Channel disks currently available for the FAS900 series systems. The FAS250 provides customers with an attractive entry-level price and a simple upgrade path to higher-capacity, higher-performance enterprise storage systems.

V-Series Systems
      The Network Appliance V-Series family, an evolution of the enterprise gFilertm product line, is a network-based, scalable storage virtualization solution with over 500 units installed, that virtualizes tiered, heterogeneous storage arrays, allowing customers to leverage the dynamic virtualization capabilities delivered in our Data ONTAP 7G software across multiple tiers of third-party storage.
      The V-Series family supports a broad spectrum of enterprise storage systems, including Hitachi® Data Systems TagmaStore Universal Storage Platform, Lightning and Thunder storage systems; Hitachi Limited SANRISE storage systems; Hewlett Packard® XP storage systems; IBM® TotalStorage Enterprise Storage Server and DS4000 storage systems; StorageTek® FlexLine storage systems; and Engenio® storage systems.
      V-Series systems offer customers new levels of performance, scalability, and a robust portfolio of proven data management software for sharing, consolidating, protecting, and recovering mission critical data across a variety of heterogeneous storage systems. V-Series systems seamlessly integrate into mission-critical SAN environments and provide a simple, elegant data management solution while decreasing management complexity, improving asset utilization, and streamlining operations to increase business agility and reduce total cost of ownership. Current V-Series systems include:

•	NetApp GF980c/ GF980 system. The GF980c/ GF980 provides the highest performance and greatest scalability to the most demanding enterprise environments. Scales to 96TB of managed capacity.

•	NetApp GF960c/ GF960 system. The GF960c/960 provides an industry-leading performance to demanding IT environments with high-bandwidth applications and thousands of independent users. Scales to 48TB of managed capacity.

•	NetApp V3050c/ V3050 system. The V3050c/3050 provides flexibility and an industry-leading performance across a broad range of enterprise applications. Scales to 80TB of managed capacity.

•	NetApp V3020c/ V3020 system. The V3020c/ V3020 provides flexibility and an industry-leading price/performance across a broad range of enterprise applications. Scales to 48TB of managed capacity.

•	NetApp GF270c system. The GF270c provides an entry-level, integrated, highly available solution for small to midsize workloads. Scales to 16TB of managed capacity.

NearStore® Systems
      NetApp NearStore products are designed to improve data backup and recovery architectures, store reference and regulated data, and archive infrequently accessed files on more economical ATA drives. NearStore systems backup and restore data with speed, consistency, ease of use, and scalability, particularly compared to tape-based backup/restore solutions. The product complements and improves upon existing tape backup processes by inserting economical ATA-based secondary disk storage between primary application storage and archive tape libraries, resulting in an efficient two-stage backup configuration. Almost any type of primary storage can be backed up to NearStore systems, including UNIX, Linux, and Windows servers with DAS, SAN, or NAS storage from other storage vendors, desktop and notebook computers, and NetApp storage systems. NearStore can also be used as a replication target within a data center or for replicating data from remotely distributed branch offices to a central location in a fully heterogeneous, platform-independent architecture.
      NearStore systems are ideal for consolidating nearline data resources, including reference and archive data, into a single storage platform. This platform can be located and managed centrally, thus reducing costs associated with data center operations.
      NearStore, in conjunction with NetApp SnapLocktm software, satisfies the regulatory data retention requirements of Rule 17a-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of HIPAA, as well as several governmental defense requirements, and has become part of an open access, compliant data retention solution targeted at regulated data industries, such as financial services, healthcare, pharmaceuticals, and government.
      Our current NearStore product, the R200, is available in system capacities scaling from 8TB to 96TB and provides full fabric-attached storage connectivity via FCP, iSCSI, and NAS protocols.

NetCache® Appliances
      The NetCache product line is a scalable suite of secure content and application delivery appliances designed to solve complex problems faced by enterprises and service providers. These appliances are deployed across the entire network, from the primary data center to remote points of presence (“POPs”) and local offices worldwide. They improve Internet gateway security and deliver Web content and applications throughout a customer’s network. NetCache appliances address three major areas of customer challenge:

•	Internet security. NetCache appliances form the foundation of the NetApp Internet access and security (“IAS”) solution, which enables many Internet security services, including proxy, caching, access control, content filtering, Web antivirus, SSL scanning, IM and P2P blocking, antispam, and reporting.

•	Web content and application acceleration. NetCache appliances reduce end-user access delays, bandwidth usage, and server load to improve delivery of Web content and Web-based applications such as ERP and CRM systems.

•	Video delivery. NetCache appliances improve delivery quality of online training, executive video broadcasts, and large-scale video-on-demand services. Use of NetCache appliances enables customers to deploy audio and video solutions when existing network bandwidth is unable to support streaming media.

      In May 2005, NetApp introduced two new NetCache models, the C2300 and the C3300. These new midrange NetCache products optimize price/performance by supporting a wide range of capacity and reliability features:

•	NetCache C2300. The NetCache C2300 offers an industry-leading price/performance for the data center. Reliability and availability of mission-critical data are ensured with features such as RAID4, redundant hardware, and hot-swap drives.

•	NetCache C3300. The NetCache C3300 solutions offer all the reliability and availability of the NetCache C2300 series, plus greater performance and storage capacity. Large content libraries — up to 1TB of storage — can be reliably stored and protected with RAID4 support.
      Other current NetCache hardware models include:

•	NetCache C1200. Designed for remote offices and service providers’ POPs, the C1200 combines space-sensitive design, reliability, and modular configurations at an attractive price point. The C1200 does not sacrifice reliability for low cost — it includes features such as RAID4 and SCSI disk drives.

•	NetCache C6200. The NetCache C6200 high-end model delivers the ultimate performance and reliability for the data center and other high-bandwidth locations. Large content libraries — up to 2TB of storage — can be reliably stored and protected with RAID4 support.
Software Products

Enterprise Storage System Software
      Network Appliance created an integrated storage appliance that uses highly specialized software for simplifying storage administration and increasing data availability, coupled with industry-standard hardware. Data ONTAP includes our patented WAFL® (Write Anywhere File Layout) file management system with FlexVoltm technology, as well as the storage resiliency offered by RAID-DPtm, a unique double-parity software RAID architecture. Data ONTAP supports protocols for NAS, SAN, and IP SAN (iSCSI) environments, as well as our complete suite of data management, data replication, and data protection software products. The Data ONTAP microkernel offers a unique set of features to ensure mission-critical availability, while lowering the total cost of ownership and the complexity typically associated with the management of large-scale enterprise storage infrastructures. Snapshottm technology, included as part of the base system, enables online backups and provides rapid access to previous versions of data, without requiring complete separate copies. Snapshot technology also eliminates the need to recover data from a tape archive in the event of a disaster or user error.
      Data ONTAP supports all of the major industry-standard protocols available on our products. These include:

•	Common Internet File System (“CIFS”). CIFS is an industry-standard network file-sharing protocol used in Microsoft® Windows environments.

•	Network File System (“NFS”). NFS is an industry-standard network file-sharing protocol used in Linux and UNIX environments.

•	iSCSI protocol. iSCSI, a protocol defined by the Internet Engineering Task Force, offers customers the consolidation, scalability, and management advantages of a SAN, without requiring the use of unfamiliar, complex, and expensive Fibre Channel network infrastructure. The iSCSI protocol is a block I/ O protocol implemented on industry standard TCP/ IP and Ethernet-based networks.

•	Fibre Channel Protocol (“FCP”). FCP is the standard protocol used for performing block I/ O across Fibre Channel SAN networks. FCP is a heterogeneous protocol supported by Fibre Channel SAN hardware that is used with standard Linux, UNIX, and Windows operating systems.

•	HyperText Transfer Protocol (“HTTP”). HTTP is the de facto standard for serving documents to Internet browsers. Having the HTTP server embedded inside the Data ONTAP operating system offers a significant performance advantage over traditional Web servers. In addition, the same set of files can be served by NetApp storage systems via NFS, CIFS, or HTTP, eliminating the need to replicate data and servers to serve different users.

      The comprehensive NetApp suite of software products provide specialized functionality to solve the data availability, management, and protection challenges faced by today’s global enterprise. Our software products include:

•	ApplianceWatchtm. ApplianceWatch software allows IT professionals to centrally manage and administer NetApp appliances using standard management frameworks, including products from HP OpenView and Tivoli. By supporting leading systems management frameworks, ApplianceWatch helps IT organizations lower their training costs.

•	Clustered Failover. Clustered failover software for our storage systems ensures high data availability for business-critical environments by eliminating any single point of failure through a fully redundant, simultaneously accessed network storage cluster configuration.

•	DataFabric® Manager. DataFabric Manager software offers the ability to manage multiple NetApp storage appliances, including NearStore systems and NetCache appliances, from a single administrative console, reducing administrative complexity and total cost of ownership.

•	FilerView®. FilerView is a Web-based administration tool that allows IT administrators to fully manage NetApp storage systems from remote locations on the network using a Web browser.

•	FlexCache. FlexCache enables customers to cache Data ONTAP volumes in multiple NetApp storage systems and use NFS to access the cached files. This capability can be used for improving performance in compute farm environments and/or enhancing data access time for remote offices.

•	FlexClonetm. FlexClone software provides virtual copies of data volumes and data sets without requiring additional storage space to store the copies at the time of creation. FlexClone software facilitates easy, cost-effective testing and simulation of IT procedures without incurring risk to production environments.

•	FlexVol. FlexVol, which is included in our base operating system, enables more efficient storage architectures with flexible volumes that don’t require prepartitioning of physical storage space. These capabilities enable customers to tailor data management to the requirements of each data set, respond quickly to changing needs of the enterprise, enhance overall system performance, and reduce provisioning and management overhead.

•	LockVaulttm. LockVault solves the regulatory compliance problem associated with unstructured data in a comprehensive and manageable fashion. LockVault unifies compliance with backup and disaster recovery solutions, delivering a comprehensive, all-in-one integrated compliance and data protection solution for unstructured data. LockVault integrates our NetApp SnapLock and SnapVault® technologies to create the only solution specifically designed to address regulatory compliance requirements for unstructured data.

•	MetroCluster. MetroCluster is a highly available business continuance solution ideal for campus and metropolitan area networks. MetroCluster enables customers to quickly and easily resume mission-critical operation at a remote site with no data loss and minimal downtime. The built-in simplicity of MetroCluster allows customers to quickly fail over to a remote site and continue operations while turning their attention back to critical business decisions.

•	MultiStore®. MultiStore provides a logical partitioning of an appliance’s network and storage resources, enabling multidomain storage consolidation on a single system. MultiStore software allows for simplified tiered storage management and enables virtualized storage servers that can be seamlessly migrated between different appliances.

•	SAN Manager. NetApp SAN Manager is a network management application that provides a single point of control for all the devices on a SAN. SAN Manager can help customers discover, configure,

and monitor both NetApp devices and devices from other vendors and help plan for and respond to the evolving needs of the enterprise.

•	SecureAdmintm. SecureAdmin encrypts administrative sessions between NetApp storage systems and the administration console, delivering maximum security for online administration in a nonsecure environment.

•	Single Mailbox Recovery for Exchange. The combination of NetApp SnapManager® for Exchange and Single Mailbox Recovery functionality enables fast, accurate, cost-effective backup and recovery of Microsoft Exchange data. NetApp software enables customers to create near-instantaneous online backups of Exchange databases, verify that the backups are consistent, and rapidly recover Exchange at any level of granularity — storage group, database, folder, single mailbox, or single message.

•	SnapDrivetm. The SnapDrive management software package enables customers to take full advantage of the simple data management capabilities of a NetApp storage appliance in block-based storage environments. SnapDrive software offers a rich set of capabilities to virtualize and enhance storage management for Microsoft Windows and UNIX environments. It is tightly integrated with the native file system and provides a layer of abstraction between application data and physical storage associated with that data.

•	SnapLock. SnapLock is designed to meet the requirements of data permanence as stipulated in various government regulations — most notably Rule 17a-4 under the Exchange Act for financial services broker-dealers. SnapLock provides WORM (write once, read many) attributes such as nonerasability and nonrewritability that prevent data, once it is committed to storage, from being subsequently altered or deleted.

•	SnapManager. SnapManager software for Microsoft Exchange and Microsoft SQL Server allows customers to perform online backup and rapid recovery of their business-critical application data. SnapManager enables application-aware disk-based data recovery, restoring critical application services as quickly as possible in the event of a disaster.

•	SnapMirror®. SnapMirror remote mirroring software enables automated data replication between NetApp storage systems located at different sites. SnapMirror supports fully synchronous, near-synchronous, and asynchronous modes of operation and enables customers to quickly recover from site disasters, easily replicate critical data, and cost-effectively deploy centralized backup architectures.

•	SnapMover®. SnapMover migrates data among NetApp storage systems with no impact on data availability and no disruption to users.

•	SnapRestore®. SnapRestore allows rapid restoration of a volume from an earlier point in time, typically in only a few seconds. SnapRestore is based on the Data ONTAP Snapshot technology and enables customers to greatly minimize recovery time in the event of data corruption or loss.

•	Snapshot. Snapshot technology is included as part of the base system, enabling online backups and providing rapid access to previous versions of data without requiring complete separate copies. Snapshot copies also eliminate the need to recover data from a tape archive in the event of a disaster or user error.

•	SnapValidatortm. SnapValidator software provides the highest possible level of protection for Oracle® data. It detects and prevents potential corruptions of Oracle data before they happen. NetApp SnapValidator is tightly integrated with the Oracle Database architecture and complies with the Oracle HARD initiative.

•	SnapVault and Open Systems SnapVault (“OSSV”). SnapVault/ OSSV provides extended and centralized disk-based backup for heterogeneous storage environments by frequently backing up data stored on NetApp or any other storage platform to Network Appliance enterprise storage or NearStore appliances. Storing backup data in multiple Snapshot copies on the SnapVault secondary storage system lets enterprises keep weeks, months, or years of backups online for faster restoration. SnapVault also gives users the power to choose which data gets backed up, the frequency of backup, and how long the backup copies are retained.

•	SyncMirror®. SyncMirror is a local synchronous mirroring facility that can be used to provide the highest possible levels of data availability for mission-critical applications in a local data center environment. Used in conjunction with other NetApp advanced data protection technologies such as RAID-DP, SyncMirror allows NetApp storage systems to continue delivering data after as many as five simultaneous physical disk component failures.

•	VFMtm (Virtual File Manager). VFM is a file virtualization solution for managing distributed storage in Windows and multiprotocol environments. VFM provides a global namespace that dramatically simplifies the administration of large file server environments and enables nondisruptive data migration between NetApp storage appliances, as well as within heterogeneous storage environments.

      These software features and products are supported on our following product lines:

	Primary	Nearline/
Product Name	Storage	NearStore	V-Series

ApplianceWatch	•	•	•
Clustered Failover	•		•
DataFabric Manager	•	•	•
FilerView	•	•	•
FlexCache	•	•	•
FlexClone	•	•	•
FlexVol	•	•	•
LockVault	•	•
MetroCluster	•		•
MultiStore	•	•	•
SAN Manager	•	•	•
SecureAdmin	•	•	•
Single Mailbox Recovery for Exchange	•	•	•
SnapDrive	•	•	•
SnapLock	•	•	•	*
SnapManager	•	•	•
SnapMirror	•	•	•
SnapMover	•	•	•
SnapRestore	•	•	•
Snapshot	•	•	•
SnapValidator	•	•	•
SnapVault	•	•	•
SyncMirror	•		•
Virtual File Manager	•	•	•

*	SnapLock Enterprise is supported.

NetCache Appliance Software
      NetCache Web delivery and security appliances support many applications, including proxy, Web caching, content filtering, virus scanning, Web application acceleration, streaming media delivery, content distribution, and usage analysis applications. NetApp technology provides the unique ability to deploy all of these solutions on a single appliance. Our technology advantages provide greater multifunctional capabilities from a single appliance, so networks can be scaled more quickly, with greater manageability.

      The NetCache product line includes support for proxy and caching of many standard Web protocols, including:

•	Domain Name Service (“DNS”). DNS caching improves lookups of Web site addresses to improve overall Web access and reduce IP traffic.

•	File Transfer Protocol (“FTP”). FTP is an industry standard used to exchange files between computers.

•	HyperText Transfer Protocol (“HTTP”). HTTP is the de facto standard for serving documents to Internet browsers.
      NetCache protocols available for an additional license fee include:

•	Network News Transfer Protocol (“NNTP”). NNTP is the de facto standard for online discussions on the Internet. NNTP caching enables Internet service providers (“ISPs”) to provide a high-quality NetNews service at a fraction of the cost of traditional NetNews servers.

•	Secure Sockets Layer (“SSL”): SSL is used to securely transfer encrypted data on the Web. With this feature enabled, NetCache can terminate a SSL connection in order to cache and accelerate HTTPS (Hypertext Transfer Protocol over Secure Sockets Layer) traffic between clients and Web servers, providing end users with better quality of service.
      Network Appliance also offers a suite of software products that provide specialized functionality to solve a variety of business problems. Additional add-on software features and products for the NetCache family include:
      Content delivery:

•	Microsoft Windows Mediatm streaming. Fully supports Windows Media features such as live stream splitting; delivery of video-on-demand; and digital rights management, authentication, authorization, and logging.

•	QuickTimetm streaming. QuickTime software supports Apple® QuickTime streaming servers and the Apple QuickTime Player to optimize the delivery of QuickTime content.

•	RealNetworks® streaming. RealNetworks software supports RealAudiotm and RealVideotm and replicates SureStreamtm functionality between RealSystemtm servers and RealPlayer®.
      Internet access and security:

•	Internet content filtering. On-box Internet content filtering provided via Secure Computing SmartFilter®, Websense® Enterprise and Webwasher® DynaBLocatortm. Off-box content filtering provided via Websense Enterprise and Webwasher® CSM Suite.

•	Virus scanning. The NetCache family supports ICAP-enabled virus scanning by leading antivirus engines. Webwasher CSM Suite is available through NetApp, and others are available through our partners, including Trend Microtm InterScantm Web Security Suite and Symantec AntiVirustm Scan Engine.

•	Webwasher ContentReportertm. Webwasher ContentReporter provides a library of rich, customizable reports based on built-in cache, streaming media, e-mail activity, Internet access, and content filtering queries for monitoring, managing, and securing Internet content and network activity.
      Systems setup and administration:

•	ApplianceWatch. ApplianceWatch software allows IT professionals to centrally manage and administer NetApp appliances using standard management frameworks, including products from HP OpenView and Tivoli. By supporting leading systems management frameworks, ApplianceWatch helps IT organizations lower their training costs.

•	DataFabric Manager (“DFM”). DataFabric Manager offers the ability to manage multiple NetApp storage systems, NearStore systems, and NetCache appliances from a single administrative console, reducing administrative complexity and total cost of ownership.

•	Global Request Manager (“GRM”). GRM provides a mechanism to redirect Web requests to the NetCache appliance with the greatest availability and closest proximity to the end user, which simplifies the deployment of a content delivery network and lowers the total cost of ownership.

•	SecureAdmin. SecureAdmin encrypts administrative sessions between NetCache and the administration console, delivering maximum security for online administration in a nonsecure environment.
      NetApp customers may purchase our Software Subscription Plan (SSP), an upgrade that provides online access to all NetApp software and firmware updates.
Sales and Marketing
      Network Appliance markets and distributes products globally in over 120 countries. NetApp employs a multichannel distribution strategy, selling products and services to end users through a direct sales force, value-added resellers, system integrators, original equipment manufacturers (“OEMs”), and distributors. In North America, Europe and Australia, we employ a mix of resellers and direct sales channels to sell to end users. In Asia, Africa, and South America, our products are primarily sold through resellers, which are supported by channel sales representatives and technical support personnel. No single customer accounted for 10% or more of net sales in fiscal 2005, 2004, or 2003.
      In the fourth quarter of fiscal year 2005, NetApp and IBM announced a strategic storage relationship to drive information on demand solutions and to expand IBM’s portfolio of storage solutions, which is one of the largest and most advanced sets of storage and information management products in the industry. As part of the relationship, IBM and NetApp entered into an OEM agreement that allows IBM to sell IBM-branded solutions based on Network Appliance unified and open network-attached storage and iSCSI/ IP SAN solutions, including NearStore and the NetApp V-Series systems, as well as associated software offerings.
NetApp Global Services
      Customers demand high availability and reliability from their storage infrastructure to ensure successful ongoing operation of their business. Each of our customers faces a different set of challenges and requires varying degrees of professional services and support. With storage environments becoming more complex, customers are investing significantly more management time and are seeking ways to simplify and reduce the complexity of their storage solutions.
      NetApp provides a comprehensive, end-to-end suite of service and support solutions. Our personnel enable us to provide continually increasing levels of customer support at all stages of engagement. All of our offerings are designed to help our customers meet their goals of simplifying and reducing the complexity of their storage solutions and lowering the overall total cost of ownership in managing their storage infrastructures.
      Our Global Support Center (“GSC”) operations ensure that all of our enterprise customers’ support needs are met 24x7, worldwide. All of our Global Support Centers have received and maintain the Support Center Practices (“SCP”) certification, which are an internationally recognized standard created by the Service & Support Professionals Association (“SSPA”) and a consortium of IT companies to create a recognized quality certification for support centers.
      The NGS organization offers NetApp customers the following support, consulting, and training services:

SupportEdge. SupportEdge offers unprecedented flexibility, allowing enterprise customers the ability to create an integrated support strategy that encompasses everything from corporate data centers to remote offices. Outstanding support services are essential to the success of enterprise IT operations. Potential problems must be anticipated and prevented to ensure the highest possible data availability and operational efficiency. Network Appliance SupportEdge programs feature sophisticated monitoring and diagnostic tools plus regular system availability audits of installed equipment to help anticipate problems before they affect availability. NetApp offers three distinct SupportEdge solutions: SupportEdge Standard, SupportEdge Premium, and SupportEdge Choice, which can be tailored to customer’s unique requirements:

•	SupportEdge Standard. SupportEdge Standard offers flexible remote support services designed for less critical operations within an enterprise or for customers with the expertise and staffing to perform their own on-site maintenance.

•	SupportEdge Premium. SupportEdge Premium provides comprehensive support for data centers or other business-critical operations where on-site support is essential to ongoing business operations and success. SupportEdge Premium is designed specifically to meet the needs of business-critical enterprise and data center operations, offering direct, on-site services and advanced remote monitoring, diagnosis, and repair to the capabilities offered with SupportEdge Standard. Authorized personnel work on-site as needed, becoming an integral part of an IT team and ensuring the success of storage operations while reducing the burden on IT staff.

•	SupportEdge Secure for Government. SupportEdge Secure for Government extends the offerings of SupportEdge Premium by providing confidential and secure assistance in the support and management of NetApp storage solutions. SupportEdge Secure is designed to provide comprehensive yet flexible service, offering our Government customers self support, enhanced remote support, or on-site support, based on their required level of security. If a Government customer requires additional assistance, NetApp has designed a first-in-class set of tools that allow filtering of restricted or classified information from files prior to providing them to NetApp for troubleshooting. Should a customer’s policies prevent them from providing filtered information, we have a dedicated team of NetApp professionals with the appropriate level of clearance who will work on-site at the customer’s facility.

•	SupportEdge Choice. The SupportEdge Choice service program provides customers with a range of optional and/or customized support solutions. By choosing from a list of existing NetApp support services, including hardware and software installation, software subscription plan, parts delivery, system availability management (“SAM”), and Technical Global Advisor, customers are able to choose exactly the support solution that meets their unique needs.
      ConsultingEdge. NetApp ConsultingEdge services are designed to meet the complex storage needs our customers experience as a result of rapid growth or change in their organizational, end-customer, and technological requirements. Business continuity, data security, and improving the efficiency of access and management for ever-expanding volumes of business-critical and mission-critical data are requirements. New solutions must integrate seamlessly with existing applications, servers, and storage to maximize asset utilization and preserve existing investments. Benefits from using ConsultingEdge services include:

•	Risk avoidance. Ensuring a seamless transition to new technologies through world-class domain expertise coupled with active project management and training.

•	Cost reduction. Extracting maximum value from existing IT investments through better resource allocation and improved day-to-day storage management without sacrificing readiness for the future.

•	Improved performance. Enhanced storage service quality, resource utilization, and ease of administration.

•	Accelerated time-to-deployment. Speeding up production implementation and deriving benefit from IT investments more quickly and without adverse impact on an organizations’ productivity.

•	Ensuring scalability and readiness for the future. Enabling future growth by implementing best-practice policies and processes, which can also improve performance while lowering TCO.
      NetApp University. The computing environments in which NetApp products operate are highly varied and can be very complex. NetApp offers training designed to prepare customers for potential challenges they may face in their data-dependent enterprise, as well as creating self-reliance by sharing best practices and improving skills and competencies.
      NetApp University delivers a comprehensive set of training courses and certification programs. Our curriculum is designed to be modular and flexible so customers can choose the courses directly relevant to their own unique set of requirements. Courses are interactive, skills-based, hands-on events that can be accessed in a variety of formats, including self-paced Web- and CD-based training, virtual classroom, live classes taught at regional training centers, and customized on-site training courses. All courses are practical lessons and engage participants in installation, configuration, application design, and troubleshooting.
Manufacturing
      Manufacturing operations, with insourced and outsourced locations in Sunnyvale, California; San Jose, California; and Livingston, Scotland, include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We multisource wherever possible to mitigate supply risk. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing redundancy.
      See “Risk Factors — We rely on a limited number of suppliers” and “Risk Factors — The loss of our contract manufacturers.” This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility for rapid expansion. We were awarded the ISO 9001 certification on May 29, 1997, ISO 9001:2000 certification on December 3, 2003, and continue to be ISO 9001:2000 certified. We were awarded ISO 14001 certification on December 8, 2004.
Research and Development
      During fiscal year 2005, Network Appliance continued to add functionality to our unified storage platform, which supports SAN, iSCSI, and NAS simultaneously. We introduced newer versions of existing software products that continue to improve data management capabilities; provide new solutions in the areas of data protection, backup, and recovery; and enable new business continuance functionality. We also announced new compliance solutions such as LockVault that address the requirements established by SEC Rule 17a-4 regulations. We have deepened our engineering partnerships and collaboration with VERITAS, Brocade, McData, Microsoft, Oracle, Symantec, Redhat and others. In the fourth quarter of fiscal 2005, we announced a definitive agreement to acquire Alacritus, a virtual tape library solution to complement and extend our ability to provide a robust data protection solution to our customers, and will help accelerate their transition to disk-based backup. Network Appliance is also well on its way to improve our data management solutions through the integration of Spinnaker technologies into our Data ONTAP operating system. The benefits of this acquisition will become more visible to customers in the coming year.
      See “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance, our operating results could be materially adversely affected.”
Segment and Geographic Information
      See Note 8 to the Consolidated Financials Statements accompanying this Annual Report on Form 10-K.
Customer Base
      Our diversified customer base spans a number of large segments and vertical markets. Examples include:

•	Energy. Customers in the energy market have traditionally deployed our products to support their upstream exploration and production, and downstream refining and distribution activities, where the simplicity of the appliance architecture and the ability to support massive amounts of data are critical.

Our solutions help enable energy companies to meet their workflow optimization objectives, improve quality, reduce cycle times, and lower costs.

•	Federal government. The United States (“U.S.”) federal government is one of the largest IT consumers in the world, and Network Appliance Federal Systems, Inc., provides solutions for many data-intensive activities, including intelligence gathering, analysis, and civilian and military operations.

•	Financial services. New data-processing methodologies, shorter time frames for settlement transactions, and new demands for better knowledge management have required financial services firms to improve their data storage infrastructures. Network Appliance solutions for enterprise storage enable these financial institutions to effectively manage large amounts of data in a high-speed distributed infrastructure, enabling customers to leverage their existing technology investments and derive maximum value from their time-sensitive information.

•	High technology. Global technology enterprises, including semiconductor, systems, and software companies, are keenly focused on reducing infrastructure cost and improving time-to-market. Network Appliance solutions enable high-technology firms to achieve these goals by reducing total cost of ownership and providing highly reliable systems and rapid access to corporate information assets.

•	Internet. Internet-focused businesses place considerable and often unpredictable demands on transaction-intensive, database-driven environments such as e-mail, World Wide Web (“WWW”), and electronic commerce (“e-commerce”). In a marketplace where retaining customer loyalty is paramount, Internet-focused businesses must have high performance and readily available data to ensure that their customers do not seek alternative providers. Scalable distributed architectures based on Network Appliance products improve data availability, scalability, and performance, while reducing the total cost of ownership.

•	Life sciences. Pharmaceutical, bioresearch, genomic research, and care providers are focused on developing vital new drugs, improving quality of patient care, and increasing their returns on investment. Network Appliance solutions enable fast access, integration, and sharing of massive amounts of exponentially growing scientific and medical imaging data; reduced time-to-market; and improvements in operational efficiency.

•	Major manufacturing. Global manufacturing companies face intense competitive pressure to develop attractive new products, improve time-to-market, and optimize profitability. Network Appliance solutions enable these companies to simplify the management overhead associated with storing and protecting large amounts of ERP, engineering, and manufacturing product data, while ensuring that information can be easily and efficiently distributed to manufacturing and distribution sites around the world.

•	Telecommunications. Service providers in the telecommunications industry are faced with deregulation, globalization, increased competition, and often a substantial debt burden. As a result, they must control infrastructure costs while maintaining or improving services to existing customers and at the same time identifying and developing compelling new revenue streams in order to grow their business. Network Appliance products and solutions allow these providers to quickly and cost-effectively build the network storage infrastructure and content delivery networks required by the global telecommunications industry.

Seasonality
      Although operating results have not been materially and adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly in Europe, our future operating results could be materially adversely affected by seasonality.
      See “Risk Factors — Factors beyond our control could cause our quarterly results to fluctuate” and “Risk Factors — Risks inherent in our international operations could have a material adverse effect on our operating results” accompanying this Annual Report on Form 10-K.

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
      In the storage market, our primary and nearline storage system products and our associated storage software portfolio competes primarily with storage system products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, IBM Corporation, and Sun Microsystems, Inc. We also see Dell, Inc. as an emerging competitor in the storage marketplace, primarily due to a business partnership that has been established between Dell and EMC, allowing Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from companies including Engenio Information Technologies, Inc. (formerly the Storage Systems Group of LSI Logic Corp.), StorageTek Technology Corporation, Dot Hill Systems Corporation, and Xiotech Corporation. In the nearline storage market, which includes the disk-to-disk backup and regulated data storage segments, our NearStore appliances compete primarily against products from EMC and StorageTek. Our NearStore appliances also compete indirectly with traditional tape backup solutions in the broader data backup/recovery space.
      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including BlueCoat Systems (formerly CacheFlow, Inc.) and Cisco Systems, Inc. Our NetCache business is also subject to indirect competition from content delivery service products such as those offered by Akamai Technologies.
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
      See “Risk Factors — An increase in competition could materially adversely affect our operating results” and “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance.”
Proprietary Rights
      We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our Network Appliance name and logo, DataFabric, FAServer®, FilerView, NearStore, NetApp, NetCache, SecureShare®, SnapManager, SnapMirror, SnapRestore, WAFL, and others as trademarks in the United States. Other U.S. trademarks and some of the other U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued.
      See “Risk Factors — If we are unable to protect our intellectual property, we may be subject to increased competition that could materially adversely affect our operating results.”

Employees
      As of April 30, 2005, we had 3,801 employees. Of the total, 1,918 were in sales and marketing, 827 in research and development, 432 in finance and administration, and 624 in manufacturing and customer service operations. Our future performance depends in significant part on our key technical and senior management personnel, none of whom are bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.
Executive Officers
      Our executive officers and their ages as of May 27, 2005, are as follows:

Name	Age	Position

Daniel J. Warmenhoven	54	Chief Executive Officer and Director
Thomas F. Mendoza	54	President
Steven J. Gomo	53	Executive Vice President, Finance and Chief Financial Officer
David Hitz	42	Founder and Executive Vice President
James K. Lau	46	Executive Vice President and Chief Strategy Officer
      Daniel J. Warmenhoven joined the Company in October 1994 as president and chief executive officer and has been a member of the Board of Directors since October 1994. In May 2000, he resigned the role of president and currently serves as chief executive officer and is a director of Network Appliance, Inc. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including president, chief executive officer, and chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications company, from November 1989 to January 1994. He holds a BS degree in electrical engineering from Princeton University.
      Thomas F. Mendoza joined NetApp in 1994 and has served as president since 2000. Mr. Mendoza has more than 31 years as a high-technology executive. He holds a BA degree in economics from Notre Dame and is an alumnus of Stanford University’s Executive Business Program. In September 2000, the University of Notre Dame renamed their business school the Mendoza College of Business based upon an endowment from Tom and his wife, Kathy.
      Steven J. Gomo joined Network Appliance in August 2002 as senior vice president of finance and chief financial officer. He was appointed executive vice president of finance and chief financial officer in October 2004. Prior to joining the Company, he served as chief financial officer of Silicon Graphics, Inc., from February 1998 to August 2000, and most recently, chief financial officer for Gemplus International S.A., headquartered in Luxembourg from November 2000 to April 2002. Prior to February 1998, he worked at Hewlett-Packard Company for 24 years in various positions, including financial management, corporate finance, general management, and manufacturing. Mr. Gomo holds a master’s degree in business administration from Santa Clara University and a BS degree in business administration from Oregon State University.
      David Hitz co-founded NetApp in 1992. As founder and executive vice president, he is responsible for vision, strategy, and direction for NetApp. Mr. Hitz served as executive vice president, engineering from May 2000 to November 2004. Between 1992 and 2000, Mr. Hitz held executive positions at NetApp, including vice president and senior vice president, engineering. Prior to joining the Company in 1992, Mr. Hitz was a senior engineer at Auspex Systems, Inc. and held various engineering positions at MIPS Computer. Mr. Hitz holds a BS degree in computer science and electrical engineering from Princeton University.
      James K. Lau, co-founder of Network Appliance, was appointed executive vice president and chief strategy officer in May 2000. Mr. Lau served as our vice president and chief strategy officer from May 1997 until May 2000, and as our vice president and chief technology officer from May 1996 to May 1997. Mr. Lau also served as our vice president engineering from 1992 to May 1996. Prior to co-founding NetApp, he served as director of software development at Auspex Systems, Inc. Prior to Auspex, he served as group manager of

PC products at Bridge Communications, now known as 3Com. Mr. Lau holds a BS degree in computer science and mathematics from the University of California, Berkeley, and a master’s degree in computer engineering from Stanford University.
Additional Information
      Our Internet address is www.netapp.com. We make available through our Internet Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).
      The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information about this Public Reference Room is available by calling (800) SEC 0330.
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
      We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	Changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries

•	General decrease in global corporate spending on information technology leading to a decline in demand for our products

•	A shift in federal government spending pattern

•	The effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting

•	The level of competition in our target product markets

•	The size, timing, and cancellation of significant orders

•	Product configuration and mix

•	The extent to which our customers renew their service and maintenance contracts with us

•	Market acceptance of new products and product enhancements

•	Announcements, introductions, and transitions of new products by us or our competitors

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors

•	Changes in pricing by us in response to competitive pricing actions

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner

•	Supply constraints

•	Technological changes in our target product markets

•	The levels of expenditure on research and development and sales and marketing programs

•	Our ability to achieve targeted cost reductions

•	Excess facilities

•	Future accounting pronouncements and changes in accounting policies

•	Seasonality
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
      The majority of revenue in any given quarter is derived from orders booked in the same quarter. Bookings typically follow intra-quarter seasonality patterns weighted towards the back-end of the quarter. If bookings in the latter part of a quarter are not achieved, there is a potential impact to revenue.
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
      In the storage market, our primary and nearline storage system products and our associated storage software portfolio competes primarily with storage system products and data management software from EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, IBM Corporation, and Sun Microsystems, Inc. We also see Dell, Inc. as an emerging competitor in the storage marketplace, primarily due to a business partnership that has been established between Dell and EMC, allowing Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from companies including Engenio Information Technologies, Inc. (formerly the Storage Systems Group of LSI Logic Corp.), StorageTek Technology Corporation, Dot Hill Systems Corporation, and Xiotech Corporation. In the nearline storage market, which includes the disk-to-disk backup and regulated data storage segments, our NearStore appliances compete primarily against products from EMC and StorageTek. Our NearStore appliances also compete indirectly with traditional tape backup solutions in the broader data backup/recovery space.
      In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including BlueCoat Systems (formerly CacheFlow, Inc.) and Cisco Systems, Inc. Our NetCache business is also subject to indirect competition from content delivery service products such as those offered by Akamai Technologies.
      Additionally, a number of new, privately held companies are currently attempting to enter the storage systems and data management software markets, the nearline storage market, and the caching and content delivery markets, some of which may become significant competitors in the future.
      We believe that the principal competitive factors affecting the storage and content delivery markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and global service and support. We must continue to maintain and enhance this technological advantage over our competitors. Otherwise, if those competitors with greater financial, marketing, service, support, technical, and other resources were able to offer products that matched or surpassed the technological capabilities of our products, these competitors would, by virtue of these greater resources, gain a competitive advantage over us that could lead to greater sales for these competitors at the expense of our own market share, which would have a material adverse affect on our business, financial condition, and results of operations.
      Increased competition could also result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our operating results. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and support of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures we face could materially adversely affect our operating results.

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
      We rely on a limited number of suppliers of several key components utilized in the assembly of our products. We purchase most of our disk drives through a single supplier. We purchase computer boards and microprocessors from a limited number of suppliers. Our reliance on a limited number of suppliers involves several risks, including:

•	A potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments

•	Supplier capacity constraints

•	Price increases

•	Timely delivery

•	Component quality
      Component quality is particularly significant with respect to our suppliers of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives, microprocessors, and semiconductor memory components, which could result in component shortages, selective supply allocations, and increased prices of such components. We cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, problems with respect to yield and quality of such components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially adversely affect our operating results. Such delays could also damage relationships with current and prospective customers.
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
      We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of April 30, 2005, we have no purchase commitment under these agreements.
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
      For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceuticals, and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability, and permanence (such as Rule 17(a)(4) of the Securities and Exchange Act of 1934, as amended) in the United States and in the other countries in which we operate. If our products do not meet, and continue to comply with, these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and, therefore, we will not be able to expand our product offerings in these market and geographical segments at the rates for which we have forecast.
      In addition, our business also depends on general economic and business conditions. A reduction in demand for network storage and content delivery caused by weakening economic conditions and decreases in corporate spending will result in decreased revenues and lower revenue growth rates. The network storage and content delivery market growth declined significantly beginning in the third quarter of fiscal 2001, causing both our revenues and operating results to decline. If the network storage and content delivery markets grow more slowly than anticipated or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially adversely affected.

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
      In particular, in conjunction with the introduction of our product offerings in the fabric-attached storage market, we introduced products with new features and functionality that address the storage area network market. We face risks relating to these product introductions, including risks relating to forecasting of demand for such products, as well as possible product and software defects and a potentially different sales and support environment associated with selling these new systems. If any of the foregoing occurs, our operating results could be adversely affected.
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
      We derive a significant portion of our sales from the resale of disk drives as components of our storage systems, and the resale market for hard disk drives is highly competitive and subject to intense pricing pressures. Our sales of disk drives generate lower gross margin percentages than those of our storage systems. As a result, as we sell more highly configured systems with greater disk drive content, overall gross margin percentages may be negatively affected.
      Our gross margins have been and may continue to be affected by a variety of other factors, including:

•	Demand for storage and content delivery products

•	Discount levels and price competition

•	Direct versus indirect sales

•	Product and add-on software mix

•	The mix of services as a percentage of revenue

•	The mix and average selling prices of products

•	The mix of disk content

•	New product introductions and enhancements

•	Excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products

•	The cost of components, manufacturing labor, and quality
      Changes in service gross margin may result from various factors such as continued investments in our customer support infrastructure, changes in the mix between technical support services and professional services, as well as the timing of technical support service contract initiations and renewals.

We may incur problems with current or future acquisitions and equity investments, and these investments may not achieve our objectives.
      As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. See Note 11 — Business Combinations and Note 15 — Subsequent Events. We may engage in future acquisitions that dilute our stockholders’ investments and cause us to use cash, to incur debt, or to assume contingent liabilities.

      Acquisitions of companies entail numerous risks, and we may not be able to successfully integrate acquired operations and products or realize anticipated synergies, economies of scale, or other value. Integration risks and issues may include, but not limited to, key personnel retention and assimilation, management distraction, technical development, and unexpected costs and liabilities, including goodwill impairment charges. In addition, we may experience a diversion of management’s attention, the loss of key employees of acquired operations, or the inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition, and results of operation.
      From time to time, we make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In fiscal 2003, we recorded noncash write-downs of $2.0 million related to the impairment of our investment in publicly traded and private companies as its reduction in value was judged to be other-than-temporary.

Our ability to increase our revenues depends on expanding our direct sales operations and reseller distribution channels and continuing to provide excellent global service and support. If we are unable to effectively develop, retain, and expand our global sales and service workforce or to establish and cultivate relationships with our indirect reseller and distribution channels, our ability to grow and increase revenue could be harmed.
      In an effort to gain market share and support our global customers, we will need to expand our worldwide direct sales operations and global service and support infrastructure to support new and existing enterprise customers. Expansion of our direct sales operations, reseller/distribution channels, and global service and support operations may not be successfully implemented, and the cost of any expansion may exceed the revenues generated.
      We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers (“VARs”), systems integrators, distributors, and strategic business partners and derive a significant portion of our revenue from these indirect channel partners. However, in order for us to maintain our current revenue sources and grow our revenue as we have forecasted, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may develop and offer products of their own that are competitive to ours. Or, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sales, and support of our competitors’ products than ours. If we fail to manage effectively our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse affect on our business, financial condition, and results of operations. Additionally, if we do not manage distribution of our products and services and support effectively, or if our resellers’ financial conditions or operations weaken, our revenues and gross margins could be adversely affected.

Risks inherent in our international operations could have a material adverse effect on our operating results.
      We conduct business internationally. For fiscal year 2005, 47.9% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.
      Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flow. All balance sheet hedges are marked to market through earnings every period, while gains and losses on cash flow hedges are recorded in other comprehensive income. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.
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
      Our expense levels are based in part on our expectations as to future sales, and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations or previously higher levels, net income will be disproportionately affected in a material and adverse manner.

If we fail to manage our expanding business effectively, our operating results could be materially adversely affected.
      We have experienced growth in fiscal 2005 and 2004. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems, and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially adversely affect our operating results.

The market price for our common stock has fluctuated significantly in the past and will likely continue to do so in the future.
      The market price for our common stock has experienced substantial volatility in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to:

•	Fluctuations in our operating results

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us

•	Economic developments in the network storage market as a whole

•	International conflicts and acts of terrorism

•	A shortfall in revenues or earnings compared to securities analysts’ expectations

•	Changes in analysts’ recommendations or projections

•	Announcements of new products, applications, or product enhancements by us or our competitors

•	Changes in our relationships with our suppliers, customers, and channel and strategic partners

•	General market conditions
      In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies. Additionally, certain macroeconomic factors such as changes in interest rates, the market climate for the technology sector, and levels of corporate spending on information technology could also have an impact on the trading price of our stock. As a result, the market price of our common stock may fluctuate significantly in the future, and any broad market decline, as well as our own operating results, may materially and adversely affect the market price of our common stock.

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
      Our continued success depends, in part, on our ability to identify, attract, motivate, and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate, and retain qualified engineers with the requisite education, backgrounds, and industry experience. Competition for qualified engineers, particularly in Silicon Valley, can be intense. The loss of the services of a significant number of our engineers or salespeople could be disruptive to our development efforts or business relationships and could materially adversely affect our operating results.

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
      Our success depends significantly upon our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. Some U.S. trademarks and some U.S.-registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers, strategic partners, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. The pending applications may not be approved, and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially adversely affect our ability to do business.
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
      We are subject to intellectual property infringement claims. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights. Third parties may in the future claim infringement by us with respect to current or future products, patents, trademarks, or other proprietary rights. We expect that companies in the appliance market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could materially adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

Our business is subject to changing laws and regulations and public disclosure that has increased both our costs and the risk of noncompliance. Failure to comply with these new regulations could have an adverse effect on our business and stock price.
      Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state, and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC, and NASDAQ, have implemented new requirements and regulations and continue developing additional regulations and requirements in response to recent corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.
      We have recently completed our evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of April 30, 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.
      We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (WEEE) directive, which directs EU member states to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006.
      Similar laws and regulations have been or may be enacted in other regions, including in the United States, China, and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on our business.

Changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported business and financial results.
      In December 2004 the FASB issued SFAS No. 123R (revised 2004), which will require us, beginning in the first quarter of fiscal 2007, to expense employee stock options for financial reporting purposes. Adoption of SFAS No. 123R will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could also impact our ability or future practice of utilizing broad-based employee stock plans to attract, reward, and retain employees, which could also adversely impact our operations.
      In addition, the FASB requires certain valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods, inputs, and assumptions selected across companies. If another party asserts that the fair value of our employee stock options is misstated, securities class action litigation could be brought against us, or the market price of our common stock could decline, or both could occur. As a result of these changes, we could incur losses, and our operating results and gross margins may be below our expectations and those of investors and stock market analysts.

The U.S. government has contributed to our revenue growth and become an important customer for us. However, government demand is unpredictable, and there is no guarantee of future revenue growth from the U.S. government.
      The U.S. government has become an important customer for the storage market and for us. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending on infrastructures. If the government or individual agencies within the government reduce or shift their capital spending pattern, our financial results may be harmed. We cannot assure you that revenue from the U.S. government will continue to grow in the future.

Item 2.	Properties
      Our headquarters site for corporate general administration, sales and marketing, research and development, global services, and manufacturing operations is located in Sunnyvale, California. We own and occupy approximately 800,000 square feet of space in buildings at our Sunnyvale headquarters. During the first quarter of fiscal 2005, we purchased three buildings in Research Triangle Park (“RTP”), North Carolina, for $24.1 million. These buildings are being renovated and will be used primarily for global service support, research and development, and other functions.
      We lease other sales offices and research and development facilities throughout the United States and internationally. We expect that our existing facilities and those being developed in Sunnyvale, California; RTP, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed.
      As a result of reductions in headcount in fiscal 2002, we have exited office space under a noncancellable lease in the United States. If we are unable to successfully sublease our vacated and unoccupied office space, our operating results may be adversely affected. See “Note 12 under Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
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

Item 4.	Submissions of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock commenced trading on the Nasdaq National Market on November 21, 1995, and is traded under the symbol “NTAP.” As of April 30, 2005, there were 1,092 holders of record of the common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq National Market.

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

First Quarter	$21.53	$17.05	$19.56	$13.63
Second Quarter	24.83	16.57	26.13	14.88
Third Quarter	34.64	24.98	25.97	18.94
Fourth Quarter	34.36	25.91	23.63	18.61
      We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1. Business — Risk Factors.”
Dividend Policy
      We have never paid cash dividends on our capital stock. We currently anticipate retaining all available funds, if any, to finance internal growth and product development as well as other possible management initiatives, including stock repurchases and acquisitions. Payment of dividends in the future will depend upon our earnings and financial condition and such other factors as the directors may consider or deem appropriate at the time.
      Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
Unregistered Securities Sold in Fiscal 2005
      We did not sell any unregistered shares of our common stock during fiscal 2005.
Issuer Purchases of Equity Securities
      Through April 30, 2005, the Board of Directors had authorized the repurchase of up to $350.0 million in shares of our outstanding common stock. On May 24, 2005, our Board approved a new, incremental stock repurchase program in which up to $300.0 million of additional shares of its outstanding common stock may be purchased. The stock repurchase program may be suspended or discontinued at any time.
      The table below sets forth activity in the fourth quarter of fiscal 2005:

			Total Number of
			Shares Purchased	Approximate Dollar Value
		Average	as Part of the	of Shares that may yet be
	Shares	Price Paid	Repurchase	Purchased Under the
Period	Purchased	per Share	Program(1)	Repurchase Program(2)

February 1, 2005 — February 28, 2005	11,066	$31.02	12,444,501	$80,491,322
March 1, 2005 — March 31, 2005	—	$—	12,444,501	$80,491,322
April 1, 2005 — April 30, 2005	2,121,600	$28.08	14,566,101	$20,925,380

Total	2,132,666	$28.09	14,566,101	$20,925,380

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	This amount was increased by an additional $300.0 million by the Board of Directors on May 24, 2005.

Item 6.	Selected Financial Data
      The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.
Five fiscal years ended April 30, 2005

	2005	2004	2003	2002	2001

	(In thousands, except per-share amounts)
Total Revenues	$1,598,131	$1,170,310	$892,068	$798,369	$1,006,186
Income (Loss) from Operations	253,187	158,463	87,606	(1,062)	109,657
Net Income(1)	225,754	152,087	76,472	3,033	74,886
Net Income per Share, Basic	0.63	0.44	0.23	0.01	0.23
Net Income per Share, Diluted	0.59	0.42	0.22	0.01	0.21
Cash, Cash Equivalents and Short-Term Investments	1,169,965	807,965	618,838	454,127	557,772
Total Assets	2,372,647	1,877,266	1,319,173	1,108,806	1,036,252
Long-Term Deferred Revenue and Other Liabilities	191,654	117,195	66,800	34,770	13,031
Total Stockholders’ Equity	1,660,804	1,415,848	987,357	858,476	804,448

(1)	Net income for fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling. Net income for fiscal 2002 includes restructuring charges of $7.4 million (net of taxes of $4.8 million) and impairment loss on investments of $7.8 million (net of taxes of $5.2 million).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      Enterprises are generating vast quantities of data. The rapidly growing amount of data a company generates and the requirements to retain data for longer periods of time, are driving an increasing demand for storage solutions. There is an increase in demand for online access to historical information for business or regulatory requirements. The growth in storage capacity requirements further increases the complexity of data management. Companies are looking for storage solutions to help simplify data storage and reduce total costs of ownership. Companies are migrating toward modular, unified storage systems away from large, fixed, expensive, mainframe-class arrays and inefficient direct-attached storage. There is a growing trend toward consolidating storage and serving a variety of applications from a unified storage pool. We believe that our strategic investments are targeted at some of the strongest growth areas of the storage market, such as modular storage, data protection, iSCSI, and grid computing, however, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, our business could be materially adversely affected.
      Over the course of the last several years, we believe that the overall global economy has continued to strengthen and IT spending has also improved. Although we expect our revenue to grow in fiscal 2006, we cannot assure you that the storage market will continue to improve or that we will be successful in capitalizing on this improvement. The fiscal 2005 revenue growth and increased gross margin have occurred while the market for our storage products and solutions has grown more competitive with downward pricing pressures that could negatively impact our future revenue growth rate and our future gross margin. At the same time, we anticipate and continue to experience further price decline per petabyte for our products which may have an adverse impact on our future gross margin if not offset by favorable software mix and higher average selling prices associated with new products. We expect our future gross margin to be negatively affected by factors such as global service investment cost; competition, partially offset by new product introductions and enhancements and product and add-on software mix. During fiscal 2005, there were industry-wide constraints affecting the supply of enterprise class hard disk drives (“HDD”). We have secured commitments from our hard disk drive suppliers sufficient to meet our expected requirements, and there has been no material impact on our business in fiscal 2005. However, we remain exposed to risk should there be global, industry-wide shortages affecting all suppliers. We believe that the HDD market supply and demand have regained their balance; however, we cannot assure you that we will be able to obtain our full requirements of all our components in the future or that prices of such components will not increase. Component price increases and supplier capacity constraints over time may negatively affect gross margin in the future.
      Continued revenue growth is dependent on the introduction and market acceptance of our new products. In fiscal 2006, we expect to refresh our product line, deliver our next-generation operating system with enhanced storage grid functionality and offer a comprehensive suite of data protection solutions. If we fail to timely introduce new products or successfully integrate acquired technology into our existing architecture, or if there is no or reduced demand for these or our current products, we may experience a decline in revenue. Additionally, we plan to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

Fiscal 2005 Highlights
      In fiscal 2005, we continued to enhance our enterprise solutions, broaden our customer portfolio, extend our channel/partner opportunities, and gain market share with our NAS, iSCSI, SAN unified storage, and NearStore solutions. We also continued to win enterprise customers in our target industries with our storage and data management solutions. Our vision is to simplify the data management challenges our customers face through cost-effective innovative storage solutions. Some of the key fiscal 2005 highlights included:

Continue to address the major IT challenges that enterprises face by simplifying data management. Our fiscal 2005 results were driven by our solutions based on the unified storage architecture; providing our customers with all three connection types — NAS, SAN and iSCSI — along with multiple protocols for Windows and UNIX, concurrently from the same system. Our unified storage architecture supporting both SAN and NAS on the same hardware and software platform, provides our customers the ability to support both file- and block-level data, all from a single operating system with common and consistent tools for data management and disaster planning and recovery. With one operating system, Data ONTAP, which runs on all of our systems, we provide customers with the opportunity to choose the cost-effective solutions for their unique environments. All our advance software features are completely interoperable across all of our storage products, with primary and secondary storage and from our largest to smallest systems.

Continue to focus our development efforts on the higher growth segments of the storage market, such as modular storage, data protection, iSCSI, and Grid Computing. In fiscal 2005, we maintained our leadership position in both the NAS and iSCSI markets and gained share in the SAN market. Our SAN penetration continued to grow with the majority of fibre channel SAN systems deployed in combination with either NAS or iSCSI protocols. Our leadership in the iSCSI market facilitated SAN. We offered customers the consolidation, scalability, and management advantages of a SAN via low-cost SAN connectivity through iSCSI, without requiring the use of complex, and expensive Fibre Channel network infrastructures. We expect our investment in emerging technologies such as iSCSI, virtualization and the storage grid to increasingly contribute to our growth over the long term. We experienced growth in our Windows business and more storage-grid-style Linux deployments. The majority of our iSCSI deployments are for Microsoft Exchange and SQL Server projects and therefore we expect our Windows business to be a strong driver of the growth of our block storage solutions. We recently announced the rollout of the new midrange FAS3000 series, which will offer high performance data protection with the lowest storage costs through Serial ATA (“SATA”), drives with RAID-DP for use in primary storage. Customers can mix and match Fibre Channel and SATA disks within one system, offering flexibility and high availability to customers.

Continue to extend our channel/partner opportunities. Our fiscal 2005 channel mix demonstrated increased expansion through our partner programs, with approximately 51.2% of our business coming through indirect channels and the remaining 48.8% coming through direct sales. The majority of our block-based storage business and the U.S. Federal business came from indirect channels. Higher growth rates in our indirect channels demonstrated our increasing leverage, giving us broader market reach and increasing enterprise penetration. The combination of our two-tier distribution partners, Arrow and Avnet, contributed to 8.6% of total revenue for fiscal 2005. The latest addition to our data management and virtualization portfolio is the NetApp V-Series, which unifies SAN, IP SAN, and NAS under a common architecture. V-Series systems enable customers to extend the complete suite of virtualization capabilities in Data ONTAP 7G software to third-party storage products from HDS, HP, IBM, and SUN.

Continue to expand our global services and support. It is an element of our strategy to expand and offer a global, comprehensive, end-to-end suite of world-class service and support solutions designed to help our customers meet their goals of simplifying their storage solutions. We increased our business with our top enterprise customers who typically purchased more complete and longer-term service packages. The growth in service revenue in fiscal 2005 was also driven by increases in professional services. We expect to continue to expand our global services and support and believe that such investments will help accelerate the adoption rate of our technology. We cannot assure you that service revenue will continue to grow at previous rates. We expect to invest in our services infrastructure commensurate with our revenue growth.

Fiscal 2005 Financial Performance

•	Our revenues for the fiscal 2005 were $1.6 billion, a 36.6% increase over the same period a year ago. Our revenues for the fiscal 2004 were $1.2 billion, a 31.2% increase compared to revenues of $892.1 million in fiscal 2003. Our revenue growth was driven by the adoption of our new products targeted at the areas of fastest growth in storage, secondary storage for compliance applications and our broadened NetApp storage solutions that simplify data management.

•	Our overall gross margins were 61.0%, 60.2% and 61.3%, in fiscal 2005, 2004 and 2003, respectively. The improvement in our overall gross margin for fiscal 2005 compared to 2004 was primarily attributable to a favorable change in product and add-on software mix and improved services margin. The deterioration in overall gross margin for fiscal 2004 compared to 2003 was primarily due to continued investment in our service infrastructure to support our increasing enterprise customer base.

•	Net income for fiscal 2005 increased 48.4% to $225.8 million compared to net income of $152.1 million for the same period a year ago. Net income for fiscal 2004 increased 98.9% to $152.1 million compared to net income of $76.5 million for the same period a year ago. Net income for fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling.

•	Except for the long-term restructuring and deferred rent liabilities totaling $4.5 million, our balance sheet as of April 30, 2005 remains debt-free, with cash, cash equivalents and investments of $1,170.0 million due primarily to our net income and the related cash generated from operations. During fiscal 2005, we repurchased $192.9 million of our common stock. Days Sales Outstanding were 60 days, and 52 days, respectively, as of April 30, 2005, and 2004, reflecting increased sales and less linear shipments. Inventory turns were 17.9 times and 15.9 times, respectively, as of April 30, 2005 and 2004. Deferred revenue increased to $449.2 million in fiscal 2005 from $278.9 million reported in fiscal 2004 due to higher software subscription and service arrangements attributable to our continuing shift toward larger enterprise customers. Capital purchases of plant, property, and equipment for fiscal 2005 were $93.6 million, which included the $24.1 million site purchase in Research Triangle Park, North Carolina.

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
      We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Note 2 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.
      We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and allowances

•	Valuation of goodwill and intangibles

•	Accounting for income taxes

•	Inventory write-downs

•	Restructuring accruals

•	Impairment losses on investments

•	Accounting for stock-based compensation

•	Loss contingencies.

Revenue Recognition and Allowances
      We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and related interpretations, to all transactions that generate revenue. We recognize revenue when:

•	Persuasive evidence of an arrangement exists. It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end user customers, value-added resellers, or distributors.

•	Delivery has occurred. Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin or EXWorks point of origin. We typically do not allow for restocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The fee is fixed or determinable. Arrangements with payment terms extending beyond our standard terms and conditions practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subject to a credit review process that evaluates the customer’s financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is deferred and recognized when collection becomes probable.

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
      A typical arrangement includes product, software subscription, and maintenance. Some arrangements include training and consulting. Software subscriptions include unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases and are included in product revenues. Service maintenance includes contracts for technical support and hardware maintenance. Revenue from software subscriptions and service maintenance is recognized ratably over the contractual term, generally one to three years. Revenue from training and consulting is recognized as the services are performed.
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

Valuation of Goodwill and Intangibles
      We record goodwill and intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Goodwill and purchased intangible assets include existing technology, patents, trademarks, customer contracts and covenants not to compete. Identifiable intangible assets are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.
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
      Under our accounting policy we perform an annual review in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2005 and 2004, we performed such evaluation and found no impairment. However, any future write-downs of goodwill would adversely affect our operating margin. As of April 30, 2005, our assets included $291.8 million in goodwill related to the acquisitions of Orca, WebManage, and Spinnaker. See Note 13, “Goodwill and Purchased Intangible Assets” to our consolidated financial statements.

Accounting for Income Taxes
      The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the U.S. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the U.S. and the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. Also, our current effective tax rate assumes that U.S. income taxes are not provided for undistributed earnings of certain non-U.S. subsidiaries. These earnings could become subject to incremental foreign withholding or federal and state income taxes should they be either deemed or actually remitted to the U.S. In fiscal 2004, we recorded a nonrecurring income tax benefit of $16.8 million associated with a favorable foreign tax ruling. This favorable ruling from the Netherlands provided for retroactive benefits dating back to fiscal year 2001 and continuing until December 31, 2005. Subsequent to our fiscal 2005 year end, we obtained a new tax ruling from the Netherlands, which terminated the first ruling and provides for continuing favorable tax rate benefits until April 30, 2010.
      The carrying value of our net deferred tax assets, which consists primarily of the reversal of net deductible temporary differences including credits and net operating loss carryforwards, assumes that we will be able to generate sufficient future taxable income to fully utilize these tax attributes. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. We have provided a valuation allowance on the deferred tax attributes associated with the exercise of employee stock options (primarily credits and net operating loss carryforwards) because of uncertainty regarding their realizability due to the expectation of future employee stock option exercises. If these attributes are realized, the associated tax benefit will be credited to stockholders’ equity, rather than as a reduction in the income tax provision.
      The American Jobs Creation Act of 2004 (“the Jobs Act”) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. The deduction is subject to a number of limitations and we are currently considering recently issued Treasury and IRS guidance on the application of the deduction. We are not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the US might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $355.0 million might be repatriated, with a respective tax liability of up to $15.0 million. We expect to be in a position to finalize our analysis during the third quarter of fiscal 2006.

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

Restructuring Accruals
      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities. These restructuring accruals were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, and included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. Future restructurings will be accounted for under SFAS No. 146 “Accounting for Costs associated with Exit or Disposal Activities,” which superceded EITF No. 94-3. See Note 12 to the Consolidated Financial Statements for further discussion.

Impairment Losses on Investments
      We perform periodic reviews of our investments for impairment. As of April 30, 2005, our short-term investments have been classified as “available-for-sale” and are carried at fair value. There have been no significant declines in fair value of investments that are considered to be other-than-temporary under the EITF No. 03-01, for any of the three years in the period ended April 30, 2005. Our investments in publicly held companies are generally considered impaired when the fair value of an investment as measured by quoted market prices is less than its carrying value and the decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities.

Accounting for Stock-based Compensation
      We adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148 and provide pro forma disclosure using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering, trended into future years.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), see discussion under New Accounting Standards below. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. We will apply the principles of SAB 107 in conjunction with our adoption of FAS 123R in our first quarter of fiscal 2007 which begins on May 1, 2006.

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

New Accounting Standards
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal 2007. We do not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than results from the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatments than currently required. These differences include, but are not limited to, the accounting for the tax benefits on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is the first fiscal quarter of fiscal 2007, which begins on May 1, 2006.
      Upon adoption, this statement will have a significant impact on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 2 of the Notes to Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. We will apply the principles of SAB 107 in conjunction with our adoption of FAS 123R.
      In January 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP provides guidance for the accounting of a deduction provided to U.S. manufacturing companies and is effective immediately. We believe the adoption of this position currently will not have a material effect of its financial position or results of operations. However, there is no assurance that there will not be a material impact in the future.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. We are currently studying the impact of the one-time favorable foreign dividend provision and intend to complete the analysis during the third quarter of fiscal 2006. Accordingly, we have not adjusted income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings.
Results of Operations
      The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Years Ended April 30,

	2005	2004	2003

Revenues:	100.0%	100.0%	100.0%
Product revenue	89.5	90.4	89.9
Service revenue	10.5	9.6	10.1
Cost of Revenues:
Cost of product revenue	30.5	31.7	31.3
Cost of service revenue	8.5	8.1	7.4

Gross Profit	61.0	60.2	61.3

Operating Expenses:
Sales and marketing	29.1	29.9	34.2
Research and development	10.7	11.3	12.7
General and administrative	4.8	4.7	4.1
Acquired in process research and development	—	0.4	—
Stock compensation	0.5	0.3	0.4
Restructuring charges	—	0.1	0.1

Total Operating Expenses	45.1	46.7	51.5

Income From Operations	15.9	13.5	9.8

	Years Ended April 30,

	2005	2004	2003

Other Income (Expenses), Net:
Interest income	1.5	1.2	1.4
Other expenses, net	(0.1)	(0.2)	(0.2)
Net gain (loss) on investments	—	0.1	(0.1)
Gain on sale of intangible asset	—	—	0.1

Total Other Income, Net	1.4	1.1	1.2

Income Before Income Taxes	17.3	14.6	11.0
Provision for Income Taxes	3.2	1.6	2.4

Net Income	14.1%	13.0%	8.6%

      The following table presents the components of revenues, stated as a percentage of total revenues:

	Years Ended April 30,

	2005	2004	2003

Revenues:
Products	78.9%	80.7%	81.5%
Software subscriptions	10.6%	9.7%	8.4%

Product revenue	89.5%	90.4%	89.9%
Service revenue	10.5%	9.6%	10.1%

Total Revenues	100.0%	100.0%	100.0%

Fiscal 2005 Compared to Fiscal 2004
      Product Revenues — Product revenues increased by 35.2% to $1,430.3 million in fiscal 2005, from $1,058.2 million in fiscal 2004. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, compared to the same period in the previous year.
      Product revenues were favorably affected by the following factors:

•	Increased revenues from our current product portfolio, such as FAS980, FAS960, FAS940, FAS920, FAS270 and FAS250 storage systems; NearStore R200 nearline storage systems; and NetCache C6200, C2100 appliances and add-on software;

•	Increased sales of software subscriptions representing 10.6% and 9.7% of total revenues for fiscal 2005 and 2004, respectively

•	Growth in secondary storage system and related software products as enterprises continue to implement disk-to-disk backup/archival, business continuance, and regulated compliance initiatives

•	Increased demand for NetApp data protection, mission-critical tier-one storage environments, iSCSI SAN deployments in the Windows environment and distributed enterprise

•	Increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors, and OEM partners, representing 51.2% and 47.9% of total revenues for fiscal 2005 and 2004, respectively
      Product revenues were negatively affected by the following factors:

•	Lower-cost-per-megabyte disks

•	Declining average selling prices and unit sales of our older products

•	Incremental revenue due to an extra week of business in fiscal 2004 compared to fiscal 2005

      The Spinnaker acquisition, which closed in February 2004, did not have a significant impact on our fiscal 2005 revenue. We expect to release Spinnaker integrated capabilities at the end of calendar year 2005. We cannot assure you that we will be able to maintain or increase market demand for our products.
      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 49.7% to $167.8 million in fiscal 2005, from $112.1 million in fiscal 2004.
      The increase in absolute dollars was due to the following factors:

•	An increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages than our nonenterprise customers

•	A growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers

•	Growth in professional services revenue
      While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in fiscal 2006.
      Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 10.5% and 9.6% of total revenues for fiscal year 2005 and 2004, respectively.
      International total revenues — International total revenues (including U.S. exports) increased by 39.0% in fiscal year 2005 compared with fiscal 2004. International total revenues were $765.8 million, or 47.9% of total revenues for fiscal year 2005 compared with $551.0 million or 47.1% of total revenues for fiscal 2004. The increase in international sales was primarily a result of revenue growth from our European and Asia Pacific geography, driven by larger storage implementations, increased demand for our solutions portfolio, new customers, and higher storage spending in certain geographic regions, as compared to the same period in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in fiscal 2006.
      Product Gross Margin — Product gross margin increased to 65.9% for fiscal 2005, from 64.9% for fiscal 2004.
      Product gross margin was favorably affected by the following factors:

•	Favorable product and add-on software mix

•	Competitive pricing solutions with our bundled software and solutions set

•	Higher average selling prices for our newer products

•	Growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers

•	Transitional expenses incurred in fiscal 2004 associated with the initial implementation of a new Enterprise Resource Planning (ERP) system, which we did not incur in fiscal 2005
      Product gross margin was negatively affected by the following factors:

•	Higher disk content with an expanded storage capacity for the higher-end storage systems and NearStore systems, as resale of disk drives generates lower gross margin

•	Increased sales through certain indirect channels, which typically carry a lower gross margin than our direct sales

•	Sales price reductions due to competitive pricing pressure and selective pricing discounts

•	Lower average selling price of certain add-on software options

      We expect higher disk content associated with high-end storage systems will negatively affect our gross margin in the future, if not offset by software revenue and new products.
      Amortization of existing technology included in cost of product revenues was $3.4 million and $3.7 million for fiscal 2005 and 2004, respectively. Estimated future amortization of existing technology to cost of product revenues relating to the Spinnaker acquisition will be $3.4 million for each of fiscal years 2006, 2007, and 2008; $2.8 million for fiscal year 2009; and none thereafter.
      Service Gross Margin — Service gross margin increased to 19.4% in fiscal 2005 compared to 15.9% in fiscal 2004. Cost of service revenue increased by 43.4% to $135.2 million in fiscal 2005, from $94.3 million in fiscal 2004.
      The improvement in service gross margin for fiscal 2005 compared to fiscal 2004 was primarily due to an increase in services revenue and improved headcount utilization offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In fiscal 2006, we expect service margin to be in the low 20% range, as we continue to build out our service capability and capacity to support our growing enterprise customers and new products.
      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 33.3% to $466.0 million for fiscal 2005, from $349.5 million for fiscal 2004. These expenses were 29.1% and 29.9% of total revenues for fiscal 2005 and fiscal 2004, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher sales kickoff expenses, higher partner program expenses, and the continued worldwide spending in our sales and global service organizations associated with selling complete enterprise solutions, partially offset by an extra week of business in fiscal 2004 as compared to fiscal 2005.
      Amortization of Spinnaker trademarks/tradenames and customer contracts, and relationships included in sales and marketing expenses was $0.8 million and $0.2 million for fiscal 2005 and fiscal 2004, respectively. Estimated future amortization of trademarks, tradenames, customer contracts, and relationships relating to the Spinnaker acquisition and included in sales and marketing expenses will be $0.3 million for fiscal 2006, and $0.1 million for fiscal 2007, respectively.
      Sales and marketing headcount increased to 1,918 at April 30, 2005, from 1,421 at April 30, 2004. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.
      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, nonrecurring engineering charges, fees paid to outside consultants and amortization of capitalized patents.
      Research and development expenses increased 29.7% to $171.0 million for fiscal 2005 from $131.9 million for fiscal 2004. These expenses represented 10.7% and 11.3% of total revenues for fiscal 2005 and 2004, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing impact of the Spinnaker acquisition, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, partially offset by an extra week of expenses in fiscal 2004 compared to the fiscal 2005, cost control, and reduction in discretionary spending efforts. Research and development headcount increased to 827 as of April 30, 2005, compared to 650 as of April 30, 2004. For both fiscal 2005 and 2004, no software development costs were capitalized.

      Included in research and development expenses is capitalized patents amortization of $1.8 million and $1.5 million for fiscal 2005 and 2004, respectively. Based on capitalized patents recorded at April 30, 2005, estimated future capitalized patents amortization expenses will be $2.0 million for each of the fiscal years 2006, 2007, and 2008, respectively, and $0.5 and $0.2 million for fiscal 2009 and 2010.
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
      We believe that our research and development expenses will increase in absolute dollars for fiscal 2006, primarily due to ongoing costs associated with the development of new products and technologies, projected headcount growth and the operating impact of potential future acquisitions as compared to fiscal 2005.
      General and Administrative — General and administrative expenses increased 41.0% to $76.9 million for fiscal 2005, from $54.6 million for fiscal 2004. These expenses represented 4.8% and 4.7% of total revenues for fiscal 2005 and 2004, respectively. This increase in absolute dollars was primarily due to expenses associated with expanded regulatory requirements, higher legal expenses and professional fees for general corporate matters including patents, higher performance-based payroll expenses due to higher profitability, partially offset by reduced expenses as a result of one less week of expenses in the fiscal 2005 compared to fiscal 2004 and higher expenses associated with investments in our enterprise-wide ERP system and back-office infrastructure in fiscal 2004, which we did not incur in fiscal 2005.
      General and administrative headcount increased to 432 at April 30, 2005, from 331 at April 30, 2004. We believe that our general and administrative expenses will increase in absolute dollars for fiscal 2006 due to projected G&A headcount growth. Amortization of Spinnaker covenants not to compete included in general and administrative expenses was $5.1 million and $1.1 million for fiscal 2005 and 2004, respectively. Estimated future amortization of covenants not to compete relating to the Spinnaker acquisition will be $1.5 million for fiscal year 2006 and none thereafter.
      Stock Compensation — Stock compensation expenses were $8.1 million and $3.9 million for fiscal 2005 and 2004, respectively. This net increase year-over-year in stock compensation expenses reflected primarily higher stock compensation relating to the Spinnaker acquisition and restricted stock awards partially offset by forfeitures of unvested options and forfeited restricted stock assumed in the Spinnaker acquisition. Based on deferred stock compensation recorded at April 30, 2005, estimated future deferred stock compensation amortization expenses are $6.8 million in fiscal 2006, $5.3 million in fiscal 2007, $3.7 million in fiscal 2008, and none thereafter.
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

      During fiscal 2005, we paid $0.6 million pursuant to final resolution of certain severance-related restructuring accruals. As of April 30, 2005, we have no outstanding balance in our restructuring liability for the second quarter fiscal 2002 restructuring.
      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at April 30, 2005 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,394)	—	(894)	(5,288)
Noncash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2004	717	—	131	848
Cash payments and others	(531)		(46)	(577)
Adjustments	(186)	—	(85)	(271)

Reserve balance at April 30, 2005	$—	$—	$—	$—

Fiscal 2002 Fourth Quarter Restructuring Plan
      In April 2002, we completed a restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we recorded a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at April 30, 2005, $0.8 million was included in other accrued liabilities and the remaining $3.7 million was classified as long-term obligations.
      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in additional net charges of $0.9 million and $1.3 million, respectively, primarily relating to sublease assumptions for our engineering facility. The restructuring liability will be fully paid through November 2010. In the event that the engineering facility is not subleased as anticipated, we will be obligated for an additional total lease payments of $1.8 million as of April 30, 2005 to be payable through November 2010.
      The following analysis sets forth the significant components of the fourth quarter fiscal 2002 restructuring at April 30, 2005 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(706)	—	(1,713)	(2,419)
Noncash portion	—	(473)	—	(473)
Adjustments	(107)	—	2,357	2,250

Reserve balance at April 30, 2004	—	—	5,208	5,208
Cash payments and others	—	—	(705)	(705)

Reserve balance at April 30, 2005	$—	$—	$4,503	$4,503

      Interest Income — Interest income was $24.2 million and $13.7 million for fiscal 2005 and 2004, respectively. Included in interest income for fiscal 2005 was a $1.3 million interest received on a tax refund. In addition, the increase in interest income was primarily driven by higher cash and investment balances provided by operating activities and higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2006 as a result of rising average interest rates and higher cash and invested balances in a higher interest-rate portfolio environment.

      Other Income (Expense), Net — Other Income (Expense), Net, included net exchange losses from foreign currency transactions of $1.6 million and $2.9 million in fiscal 2005 and 2004, respectively. The net exchange loss was a result of the volatility of the currency exchange market and increased hedging costs associated with our forward and option activities.
      Provision for Income Taxes — For fiscal 2005, we had an effective tax rate of 18.3% to pretax income. The effective tax rate for fiscal 2005 differed from the U.S. statutory rate primarily due to a foreign tax ruling for our principal European subsidiary, the availability of tax credits, and the generation of foreign earnings in lower tax jurisdictions. For fiscal 2004, our effective tax rate was 10.8% which included 9.9% reduction to account for the $16.8 million nonrecurring benefit from the retroactive portion of foreign tax ruling.
Fiscal 2004 Compared to Fiscal 2003
      Business Combinations — During the fourth quarter of fiscal 2004, we acquired Spinnaker for approximately $305.6 million (including transaction costs) in an all-stock transaction. Spinnaker provides scalable system architectures, distributed file systems, next-generation clustering technologies, and virtualization. The acquisition was accounted for as a purchase transaction. The unaudited pro forma information giving pro forma effect to the merger is presented under Note 11, Notes to Consolidated Financial Statements.
      Product Revenues — Product revenues increased by 31.9% to $1,058.2 million in fiscal 2004, from $802.3 million in fiscal 2003. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and software subscriptions and an increase in units shipped, compared to the prior year.
      Product revenues were favorably affected by the following factors:

•	Increased revenues from our current products such as: FAS960, FAS940, FAS270, and FAS250 storage systems; NearStore R200 and R150 nearline storage systems; NetCache C2100 and C6200 appliances, as well as our gateway storage systems (gFiler), GF960, GF940 and GF825

•	Increased revenues from data management software products that are focused on solving enterprise customer storage challenges, including regulatory and compliance data needs, storage consolidation, Internet access and security, technical applications, and data protection

•	Higher sales of software subscription upgrades representing 9.7% and 8.4% of total revenues for fiscal year 2004 and 2003, respectively

•	Increased demand for regulatory compliance WORM solutions and back-up-to-disk solutions

•	Increased sales through indirect channels, including sales through our resellers, distributors, and OEM partners, representing 47.9% and 46.5% of total revenues for fiscal 2004 and 2003, respectively

•	Incremental revenue due to an extra week of business in fiscal 2004 compared to fiscal 2003
      Product revenues were negatively affected by the following factors:

•	Lower-cost-per-megabyte disks

•	Declining average selling price and unit sales of our older storage systems
      The acquisition of Spinnaker in the fourth quarter of fiscal 2004 did not have a significant impact on fiscal 2004 revenues.
      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 24.9% to $112.1 million in fiscal 2004, from $89.8 million in fiscal 2003. Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 9.6%, and 10.1% of total revenues for fiscal year 2004 and 2003, respectively. The increase in absolute dollars was due to an increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages.

Higher service revenues were also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers.
      International Total Revenues — International total revenues (including U.S. exports) increased by 46.9% in fiscal year 2004 compared with fiscal 2003. International total revenues were $551.0 million, or 47.1% of total revenues for fiscal year 2004 compared with $375.2 million or 42.1% of total revenues for fiscal 2003. The increase in international sales for fiscal year 2004 was primarily a result of European and Asia/ Pacific net revenues growth, driven by larger storage implementations, new products, and higher storage spending in certain geographic regions, compared to the previous fiscal year.
      Product Gross Margin — Product gross margin decreased to 64.9% for fiscal 2004, from 65.1% for fiscal 2003. Amortization of existing technology included in cost of product revenues was $3.7 million and $5.5 million for fiscal year 2004 and 2003, respectively.
      Product gross margin was negatively affected by the following factors:

•	Increased sales through certain indirect channels, which have a lower gross margin than our direct sales

•	Transitional costs associated with implementation of a new Enterprise Resource Planning (ERP) system

•	Higher disk content with an expanded storage capacity for the higher-end storage systems and NearStore systems

•	Sales price reductions due to competitive pricing pressure and selective pricing discounts

•	Lower average selling price of certain add-on software options
      Product gross margin was favorably affected by the following factors:

•	Favorable product and add-on software mix

•	Competitive pricing solutions with our bundled software and solutions set

•	Higher average selling prices for our new products

•	Growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers

•	Lower cost of components
      Service Gross Margin — Service gross margin decreased to 15.9% in fiscal 2004 as compared to 26.5% in fiscal 2003. Investments in global service increased by 43.0% to $94.3 million in fiscal 2004, from $66.0 million in fiscal 2003. The decrease in service gross margin was primarily due to the continued investment in our service infrastructure to support our increasing enterprise customer base, partially offset by improved headcount utilization. These investments included additional professional support engineers, increased support center activities, and global service partnership programs.
      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain global service and support costs. Sales and marketing expenses increased 14.9% to $349.5 million for fiscal 2004, from $304.2 million for fiscal 2003. These expenses were 29.9% and 34.2% of total revenues for fiscal 2004 and fiscal 2003, respectively. The increase in absolute dollars was attributed to sales kickoff and club meetings, increased commission expenses resulting from increased revenues, an extra week of expenses in fiscal 2004 compared to fiscal 2003, the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions and scaling our sales infrastructure, offset by cost controls and reduction in discretionary spending efforts. Sales and marketing headcount increased to 1,421 at April 30, 2004, from 1,199 at April 30, 2003.
      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, nonrecurring engineering charges, fees paid to outside consultants, and amortiza-

tion of capitalized patents. Included in research and development expenses are capitalized patents amortization of $1.5 million for April 30, 2004, compared to none for the same periods in the prior year.
      Research and development expenses increased 16.8% to $131.9 million for fiscal 2004 from $112.9 million for fiscal 2003. These expenses represented 11.3% and 12.7% of total revenues for fiscal years 2004 and 2003, respectively. The increase in research and development expenses was primarily a result of an extra week of expenses in fiscal 2004 compared to fiscal 2003, increased ongoing operating impact of the Spinnaker acquisition, increased headcount, ongoing support of current and future product development and enhancement efforts, prototyping expenses, and nonrecurring engineering charges, offset by cost controls and reduction in discretionary spending efforts. Research and development headcount increased to 650 as of April 30, 2004, compared to 526 as of April 30, 2003. For both fiscal 2004 and 2003, no software development costs were capitalized.
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
      Stock Compensation — Stock compensation expenses were $3.9 million and $3.6 million for fiscal 2004 and 2003, respectively. This net increase in stock compensation expenses reflected primarily higher stock compensation relating to the Spinnaker acquisition and restricted stock awards offset by forfeitures of unvested options assumed in the Spinnaker and WebManage acquisitions.
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
      The following analysis sets forth the significant components of the second quarter fiscal 2002 restructuring at April 30, 2004 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,444)	—	(885)	(5,329)
Noncash portion	—	(528)	(46)	(574)
Adjustments	315	—	(1,585)	(1,270)

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	$717	$—	$131	$848

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

      Interest Income — During fiscal 2004, interest income was $13.7 million, compared to $12.2 million in fiscal 2003. The increase in interest income was primarily driven by higher cash and investment balances provided by operating activities partially offset by lower average interest rates on our investment portfolio.
      Other Expenses, Net — Other expenses, net, included a net exchange loss from foreign currency transactions of $2.9 million and $1.0 million, respectively, for fiscal 2004 and 2003. The increase in net exchange loss was attributed to the impact of currency balance sheet hedging activities resulting from forecast variances.
      Net Gain (Loss) on Investments — Our investments in publicly held companies are generally considered impaired when a decline makes the fair value of an investment as measured by quoted market prices less than its carrying value and the decline is not considered temporary. In fiscal 2004, we realized a net gain of $0.7 million on the sale of previously impaired investments. In fiscal 2003, we recorded a noncash write down of $2.0 million related to the impairment of our investments, partially offset by a gain of $0.8 million on previously impaired investments.
      Gain on Sale of Intangible Assets — We recorded a gain on sale of intangible assets of $0.6 million in fiscal 2003 related to the sale of our ContentReporter software. We intend to resell this software through a licensing arrangement.
      Provision (Benefit) for Income Taxes — Provision for income taxes for fiscal 2004 included a nonrecurring income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling, which occurred during the second quarter of fiscal 2004. This favorable ruling from the Netherlands provides for retroactive benefits dating back to fiscal year 2001 as well as current and future tax rate benefits.
      For fiscal 2004, we had an effective tax rate of 10.8% which included 9.9% reduction to account for the $16.8 million nonrecurring benefit from the foreign tax ruling. The effective tax rate for fiscal 2004 differed from the U.S. statutory rate primarily due to the retroactive and current benefits of the foreign tax ruling, the availability of tax credits, and the generation of foreign earnings in lower tax jurisdictions. For fiscal 2003, our effective tax rate was 21.8%, which included certain benefits from tax credits and foreign earnings in a lower tax jurisdiction.

Liquidity and Capital Resources
      The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, other sources and uses of cash flow and potential tax opportunities on our liquidity and capital resources.

Balance Sheet and Other Cash Flows
      As of April 30, 2005, compared to April 30, 2004, our cash, cash equivalents, and short-term investments increased by $362.0 million to $1,170.0 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $310.7 million to $1,055.7 million as of April 30, 2005, compared to $745.0 million as of April 30, 2004.
      During fiscal 2005, we recorded cash flows from operating activities of $462.1 million as compared with $313.0 million and $192.4 million for fiscal 2004 and fiscal 2003, respectively. The largest driver of this increase was fiscal 2005 net income of $225.8 million as compared to $152.1 million and $76.5 million in fiscal 2004 and fiscal 2003, respectively. Noncash adjustments were higher in fiscal 2005 compared to fiscal 2004, including amortization of intangible assets, which was higher by $4.4 million and stock compensation which was higher by $4.3 million, all relating to the Spinnaker acquisition. In addition to higher net income and noncash adjustments in fiscal 2005, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	An increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers, as well as renewals of existing maintenance agreements

•	An increase in accounts payable in fiscal 2005 as a result of growth in business volumes and facilities expansion projects

•	Increased income taxes payable, primarily reflecting higher profitability in fiscal 2005 compared to the fiscal 2004

•	Decreased prepaid expenses and other assets in fiscal 2005 due to a tax refund of $9.0 million in connection with a carryback of net operating losses generated in fiscal 2000

•	Increased accrued compensation and related benefits due to higher commission and higher performance-based payroll expenses reflecting higher revenue and profitability in fiscal 2005 compared to the fiscal 2004
      The above factors were partially offset by the effects of the following:

•	Increased accounts receivable balances due to increased sales in fiscal 2005 compared to fiscal 2004

•	An increase in inventories due primarily to end-of-life buys for certain products
      We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.
      Capital expenditures for fiscal 2005 were $93.6 million, which included the $24.1 million site purchase in Research Triangle Park (RTP), North Carolina, compared to $48.7 million and $60.2 million in fiscal 2004 and fiscal 2003, respectively. We used net proceeds of $266.8 million, $191.7 million, and $200.0 million in fiscal 2005, 2004, and 2003, respectively, for net purchases/redemptions of short-term investments. In fiscal 2005 and 2004, we acquired additional patents for a purchase price of approximately $0.9 million and $9.0 million, respectively. Investing activities in fiscal 2005, 2004, and 2003 also included new investments in privately held companies of $0.4 million and $0.9 million and $0.7 million, respectively. We received $0.3 million, $1.1 million, and $0.8 million in proceeds from sales of investments in fiscal 2005, 2004, and 2003, respectively. Under a split dollar insurance arrangement with our CEO entered in May 2000, we paid total premiums of $10.2 million, including $0.2 million, $3.9 million, and $2.0 million for fiscal years 2005,

2004, and 2003, respectively. In April 2005, our CEO reimbursed us $10.2 million for these premiums. In fiscal 2004, we incurred $8.0 million on a bridge loan and related transactions costs and assumed $1.2 million relating to the Spinnaker acquisition.
      We used $12.1 million and $54.6 million in fiscal 2005 and 2004, respectively, and received $29.3 million in fiscal 2003 in net financing activities, which included sales of common stock related to employee stock transactions net of common stock repurchases. During fiscal 2005 and 2004, we repurchased 7.7 million and 6.9 million shares of common stock at a total of $192.9 million and $136.2 million, respectively. Other financing activities provided $181.9 million, $81.5 million, and $29.3 million in the fiscal 2005, 2004, and 2003, respectively, which related to sales of common stock related to employee stock transactions. During fiscal 2005, pursuant to the provisions of our Stock Option plans, we allowed optionees to satisfy withholding tax obligations by electing to have us withhold from the shares to be issued upon exercise of a restricted stock the equivalent shares having a fair market value equal to $1.1 million withholding taxes to cover for federal, state, and local withholding taxes.
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

Stock Repurchase Program
      In fiscal 2005, our Board of Directors approved an increase in shares authorized to be repurchased from $150.0 million to $350.0 million in common shares. On May 24, 2005, the Board authorized an expansion of the program to purchase an additional $300.0 million of outstanding common stock. The duration of the repurchase program is open-ended, and the program may be suspended or discontinued at any time. Share repurchase activities for fiscal 2005 and 2004, were as follows (in thousands):

	Fiscal Year

	2005	2004

Shares repurchased	7,713	6,853
Cost of shares repurchased	$192,903	$136,171
Average price per share	$25.01	$19.87
      Since the inception of the stock repurchase program through April 30, 2005, we have purchased a total of 14.6 million shares of our common stock at an average price of $22.59 per share for an aggregate purchase price of $329.1 million. At April 30, 2005, $20.9 million in shares remained authorized for repurchases under the plan.

Other Sources and Uses of Cash and Tax Opportunities
      The American Jobs Creation Act of 2004 (“the Jobs Act”) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. The deduction is subject to a number of limitations, and we are currently considering recently issued Treasury and IRS guidance on the application of the deduction. We are not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $355.0 million might be repatriated, with a respective tax liability of up to $15.0 million. We expect to be in a position to finalize our analysis during our third quarter of fiscal 2006.
      For fiscal 2005, 2004, and 2003, we recorded tax benefits, in the form of reduced payments, of $27.8 million, $49.5 million, and $18.5 million, respectively, associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Contractual Cash Obligations and Other Commercial Commitments
      The following summarizes our contractual cash obligations and commercial commitments at April 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Contractual Obligations:
Rent operating lease payments(1)	$13,057	$8,798	$8,382	$8,644	$6,616	$22,634	$68,131
Equipment operating lease payments	3,766	2,835	1,362	241	1	—	8,205
Venture capital funding commitments(2)	548	548	536	523	511	534	3,200
Purchase commitments and other(3)	758	606	6	—	—	—	1,370
Capital expenditures(4)	19,564	—	—	—	—	—	19,564
Communications & maintenance(5)	4,608	910	347	67	—	—	5,932
Restructuring charges(6)	756	832	836	818	792	469	4,503

Total Contractual Cash Obligations	$43,057	$14,529	$11,469	$10,293	$7,920	$23,637	$110,905

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

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Other Commercial Commitments:
Letters of credit(7)	$1,483	$—	$—	$—	$—	$337	$1,820
Restricted cash(8)	1,699	1,693	483	105	—	79	4,059

Total Commercial Commitments	$3,182	$1,693	$483	$105	$—	$416	$5,879

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal 2015. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $0.2 million has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (6) below.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us. Other examples include minimum cash commitments related to facilities and utilities. Purchase commitments and other excludes (a) purchases of good and services we expect to consume in the ordinary course of business in the next 12 months; (b) open purchase orders which represent an authorization to purchase rather than binding agreements; (c) agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(4)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(5)	Under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire through January 2009.

(6)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. The actual amount paid, if the facility is not subleased, would be increased by $1.8 million to be payable through November 2010.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.

(8)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements, and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

Capital Expenditure Requirements
      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment and enhancements to our worldwide infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California; RTP, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. During the first quarter of fiscal 2005, we purchased three buildings in RTP, North Carolina, for $24.1 million. We expect to finance these construction projects, including our commitments under facilities and equipment operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash, cash equivalents and investments.

Off-Balance Sheet Arrangements
      As of April 30, 2005, our financial guarantees of $1.8 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.
      As of April 30, 2005, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $211.1 million. We do not believe that these derivatives present significant credit risks because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.
      We offer both recourse and nonrecourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We initially defer 100% of the recourse lease receivable and recognize revenue over the term of the lease as the lease payments become due. As of April 30, 2005, and 2004, the maximum recourse exposure under such leases totaled approximately $7,047 and $6,755, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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
      As of April 30, 2005, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We also do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in or relationship with, any special purpose entities.

Liquidity and Capital Resource Requirements
      Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, accounts receivable and inventories and future demand for our products and related pricing. We expect to incur higher capital expenditures in the near future to expand our operations. We will from time to time acquire products and businesses complementary to our business. In the future, we may continue to repurchase our common stock, which would reduce cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next 12 months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk related to fluctuations in interest rates and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with management-approved policies.
Market Interest and Interest Income Risk
      Interest and Investment Income — As of April 30, 2005, we had short-term investments of $976.4 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available for sale. These highly liquid investments, consisting primarily of government, municipal, corporate debt, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10% increase in market interest rates from levels at April 30, 2005, would cause the fair value of these short-term investments to decline by approximately $2.7 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.
Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts
      We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at April 30, 2005, the gains or losses were included in other comprehensive income.
      We do not enter into foreign exchange contracts for speculative or trading purposes. In entering into forward and option foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than one year.
      The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 30, 2005 (in thousands):

		Foreign	Notional	Notional
		Currency	Contract Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

Forward contracts:
CAD	Sell	9,612	$7,631	$7,631
CHF	Sell	3,454	$2,890	$2,890
ILS	Sell	9,136	$2,092	$2,092
ZAR	Sell	16,405	$2,682	$2,682
EUR	Sell	90,856	$117,233	$117,113
GBP	Sell	21,087	$40,063	$40,111
AUD	Buy	9,283	$7,234	$7,233
DKK	Buy	5,988	$1,036	$1,036
SEK	Buy	17,752	$2,502	$2,502
EUR	Buy	8,759	$11,298	$11,284
GBP	Buy	2,357	$4,481	$4,484
Option contracts:
EUR	Sell	7,000	$9,020	$9,124
GBP	Sell	1,500	$2,857	$2,881
      The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 30, 2004 (in thousands):

		Foreign	Notional	Notional
		Currency	Contract Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

Forward contracts:
CAD	Sell	4,459	$3,252	$3,252
CHF	Sell	3,371	$2,603	$2,604
GBP	Sell	17,598	$31,126	$31,121
EUR	Sell	82,097	$97,872	$97,864
ZAR	Sell	19,267	$2,738	$2,737
AUD	Buy	4,173	$2,990	$2,989
DKK	Buy	5,492	$883	$883
GBP	Buy	1,597	$2,822	$2,825
EUR	Buy	7,065	$8,411	$8,420
Option contracts:
EUR	Sell	5,000	$5,963	$6,039
GBP	Sell	1,250	$2,215	$2,242

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Network Appliance, Inc.:
      We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries (the “Company”) as of April 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 7, 2005

NETWORK APPLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$193,542	$92,328
Short-term investments	976,423	715,637
Accounts receivable, net of allowances of $5,445 in 2005 and $5,071 in 2004	296,885	193,942
Inventories	38,983	34,109
Prepaid expenses and other	32,472	29,057
Deferred income taxes	37,584	24,163

Total current assets	1,575,889	1,089,236
Property and Equipment, net	418,749	370,717
Goodwill	291,816	291,816
Intangible Assets, net	21,448	31,718
Other Assets	64,745	93,779

	$2,372,647	$1,877,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,572	$52,719
Income taxes payable	20,823	16,033
Accrued compensation and related benefits	100,534	65,186
Other accrued liabilities	53,262	43,683
Deferred revenue	261,998	166,602

Total current liabilities	520,189	344,223
Long-Term Deferred Revenue	187,180	112,337
Long-Term Obligations	4,474	4,858

	711,843	461,418

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; shares outstanding: none in 2005 and 2004	—	—
Common stock, $0.001 par value; 880,000 shares authorized:
shares issued: 381,509 in 2005 and 364,335 in 2004	381	364
Additional paid-in capital	1,347,352	1,138,158
Treasury stock (14,566 shares in 2005, 6,853 shares in 2004)	(329,075)	(136,172)
Deferred stock compensation	(15,782)	(23,348)
Retained earnings	661,978	436,224
Accumulated other comprehensive income (loss)	(4,050)	622

Total stockholders’ equity	1,660,804	1,415,848

	$2,372,647	$1,877,266

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended April 30,

	2005	2004	2003

Revenues
Product revenue	$1,430,337	$1,058,204	$802,281
Service revenue	167,794	112,106	89,787

Total revenues	1,598,131	1,170,310	892,068

Cost of Revenues
Cost of product revenue	487,880	371,480	279,689
Cost of service revenue	135,203	94,309	65,953

Total cost of revenues	623,083	465,789	345,642

Gross margin	975,048	704,521	546,426

Operating Expenses:
Sales and marketing	466,032	349,490	304,236
Research and development	171,049	131,856	112,863
General and administrative	76,903	54,550	36,822
Acquired in-process research and development	—	4,940	—
Stock compensation(1)	8,148	3,895	3,642
Restructuring charges (recoveries)	(271)	1,327	1,257

Total operating expenses	721,861	546,058	458,820

Income from Operations	253,187	158,463	87,606
Other Income (Expenses), net:
Interest income	24,249	13,704	12,215
Other expenses, net	(1,249)	(2,460)	(1,381)
Net gain (loss) on investments	41	747	(1,229)
Gain on sale of intangible asset	—	—	604

Total other income, net	23,041	11,991	10,209

Income Before Income Taxes	276,228	170,454	97,815
Provision for Income Taxes	50,474	18,367	21,343

Net Income	$225,754	$152,087	$76,472

Net Income per Share:
Basic	$0.63	$0.44	$0.23

Diluted	$0.59	$0.42	$0.22

Shares Used in per Share Calculations:
Basic	361,009	346,965	337,647

Diluted	380,412	366,195	350,122

(1) Stock compensation includes:
Sales and marketing	$2,168	$1,640	$1,572
Research and development	5,251	1,746	1,764
General and administrative	729	509	306

	$8,148	$3,895	$3,642

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Years Ended April 30,

	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$225,754	$152,087	$76,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,459	53,052	51,933
Acquired in-process research and development	—	4,940	—
Amortization of intangible assets	9,332	4,898	5,478
Amortization of patents	1,833	1,503	—
Stock compensation	8,148	3,895	3,642
Net (gain) loss on investments	(70)	(941)	1,229
Gain on sale of intangible assets	—	—	(604)
Loss on disposal of equipment	1,990	291	1,009
Allowance for doubtful accounts (reduction)	1,110	(259)	(1,696)
Deferred income taxes	6,321	(21,446)	(18,292)
Deferred rent	294	301	(62)
Changes in assets and liabilities:
Accounts receivable	(103,352)	(40,078)	(2,702)
Inventories	(14,996)	(9,975)	(16,253)
Prepaid expenses and other assets	(2,336)	(10,571)	(1,785)
Accounts payable	30,460	11,714	(1,241)
Income taxes payable	32,541	35,000	30,263
Accrued compensation and related benefits	33,828	22,722	(1,035)
Other accrued liabilities	7,369	1,608	(1,112)
Deferred revenue	169,433	104,271	67,137

Net cash provided by operating activities	462,118	313,012	192,381

Cash Flows from Investing Activities:
Purchases of investments	(872,237)	(1,050,915)	(747,623)
Redemptions of investments	605,426	859,259	547,626
Purchase of patents	(895)	(9,015)	—
Purchases of property and equipment	(93,568)	(48,675)	(60,165)
Purchases of equity securities	(425)	(925)	(650)
Proceeds from sales of investments	347	1,113	797
Proceeds from disposal of property and equipment	—	123	—
Payments for split-dollar insurance premiums	(183)	(3,912)	(2,044)
Reimbursements for split-dollar insurance premiums	10,227	—	—
Purchase of business, net of cash acquired	—	(6,841)	—

Net cash used in investing activities	(351,308)	(259,788)	(262,059)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	181,922	81,548	29,248
Repurchases of common stock	(192,903)	(136,172)	—
Tax withholding payments reimbursed by restricted stock	(1,122)	—	—

Net cash provided by (used in) financing activities	(12,103)	(54,624)	29,248

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,507	1,862	3,809
Net Increase (Decrease) in Cash and Cash Equivalents	101,214	462	(36,621)
Cash and Cash Equivalents:
Beginning of year	92,328	91,866	128,487

End of year	$193,542	$92,328	$91,866

See notes to consolidated financial statements.

NETWORK APPLIANCE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock			Treasury Stock
								Accumulated
			Additional			Deferred		Other
			Paid-In		Treasury	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balances, April 30, 2002	335,135	$335	$656,619	—	$—	$(3,777)	$207,665	$(2,366)	$858,476
Components of comprehensive income:
Net income	—	—	—	—	—	—	76,472	—	76,472
Currency translation adjustment	—	—	—	—	—	—	—	964	964
Unrealized loss on derivatives	—	—	—	—	—	—		(29)	(29)
Unrealized gain on investments, net	—	—	—	—	—	—	—	1,335	1,335

Total comprehensive income								—	78,742
Issuance of common stock related to employee transactions	5,544	6	29,243	—	—	—	—	—	29,249
Issuance of milestone shares	—	—	921	—	—	—	—	—	921
Deferred stock compensation	—	—	1,171	—	—	(1,171)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,973	—	—	1,973
Reversal of deferred stock compensation due to employee terminations	—	—	(1,612)	—	—	1,612	—	—	—
Stock compensation expense — nonemployee	—	—	748	—	—	—	—	—	748
Release of WebManage escrow shares	(11)	—	(1,210)	—	—	—	—	—	(1,210)
Income tax benefit from employee stock transactions	—	—	18,458	—	—	—	—	—	18,458

Balances, April 30, 2003	340,668	$341	$704,338	—	$—	$(1,363)	$284,137	$(96)	$987,357
Components of comprehensive income:
Net income	—	—	—	—	—	—	152,087	—	152,087
Currency translation adjustment	—	—	—	—	—	—	—	2,440	2,440
Unrealized gain on derivatives	—	—	—	—	—	—	—	341	341
Unrealized loss on investments, net	—	—	—	—	—	—	—	(2,063)	(2,063)

Total comprehensive income									152,805
Issuance of common stock related to employee transactions	11,170	11	81,537	—	—	—	—	—	81,548
Issuance of restricted stock	120	—	—	—	—	—	—	—	—
Issuance of common stock to acquire Spinnaker Networks, Inc.	12,377	12	259,666	—	—	—	—	—	259,678
Repurchase of common stock	—	—	—	(6,853)	(136,172)	—	—	—	(136,172)
Deferred stock compensation	—	—	2,725	—	—	(2,725)	—	—	—
Assumption of options in connection with Spinnaker acquisition	—	—	43,094	—	—	(25,892)			17,202
Amortization of deferred stock compensation	—	—	—	—	—	3,397	—	—	3,397
Reversal of deferred stock compensation due to employee terminations	—	—	(3,235)	—	—	3,235	—	—	—
Stock compensation expense — nonemployee	—	—	498	—	—	—	—	—	498
Income tax benefit from employee stock transactions	—	—	49,535	—	—	—	—	—	49,535

NETWORK APPLIANCE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) — (Continued)
(In thousands)

	Common Stock			Treasury Stock
								Accumulated
			Additional			Deferred		Other
			Paid-In		Treasury	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balances, April 30, 2004	364,335	$364	$1,138,158	(6,853)	$(136,172)	$(23,348)	$436,224	$622	$1,415,848
Components of comprehensive income:
Net income	—	—	—	—	—	—	225,754	—	225,754
Currency translation adjustment	—	—	—	—	—	—	—	81	81
Unrealized gain on derivatives	—	—	—	—	—	—	—	(201)	(201)
Unrealized loss on investments, net	—	—	—	—	—	—	—	(4,552)	(4,552)

Total comprehensive income									221,082
Issuance of common stock related to employee transactions	17,111	17	181,905	—	—	—	—	—	181,922
Issuance of restricted stock	10	—	—	—	—	—	—	—	—
Spinnaker restricted stock units exercises	98	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(37)	—	(1,122)	—	—	—	—	—	(1,122)
Repurchase of common stock	—	—	—	(7,713)	(192,903)	—	—	—	(192,903)
Repurchase of Spinnaker restricted stock units	(3)	—	—	—	—	—	—	—	—
Repurchase of restricted stock	(5)	—	—	—	—	—	—	—	—
Deferred stock compensation	—	—	1,401	—	—	(1,401)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	7,720	—	—	7,720
Reversal of deferred stock compensation due to employee terminations	—	—	(1,247)	—	—	1,247	—	—	—
Stock compensation expense — nonemployee	—	—	428	—	—	—	—	—	428
Income tax benefit from employee stock transactions	—	—	27,829	—	—	—	—	—	27,829

Balances, April 30, 2005	381,509	$381	$1,347,352	(14,566)	$(329,075)	$(15,782)	$661,978	$(4,050)	$1,660,804

See notes to consolidated financial statement

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data)

1.	The Company
      Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992 and reincorporated in Delaware in November 2001. Network Appliance, Inc. is a leading supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data. Network Appliance solutions are the data management and storage foundation for many of the world’s leading corporations and government agencies.

2.	Significant Accounting Policies
      Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying consolidated financial statements that our fiscal year end is April 30. Fiscal 2005 and 2003 were 52-week fiscal years. Fiscal 2004 was 53-week fiscal year.
      Basis of Presentation — The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
      Risk and Uncertainties — There are no concentrations of business transacted with a particular customer nor concentrations of sales from a particular market or geographic area that would severely impact our business in the near term. However, we currently rely on a limited number of suppliers for certain key components and several key contract manufacturers to manufacture most of our products; any disruption or termination of these arrangements could materially adversely affect our operating results.
      Reclassifications — Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.
      Cash and Cash Equivalents — We consider all highly liquid debt investments with original maturities of three months or less to be cash equivalents.
      Short-Term Investments — Available-for-sale investments with original maturities of greater than three months are classified as short-term investments as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. All of our investments are classified as available-for-sale, are carried at fair market value, and unrealized gains or losses are recorded, net of taxes in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date.
      Available-for-sale investments are reviewed for evidence of reductions in market value that are other-than-temporary. We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.
      Beginning in January 2005, our investment in auction rate securities have been classified as short-term investments on the Consolidated Balance Sheets rather than as cash equivalents (see Note 3 Balance Sheet

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
Components). Reclassifications are reflected in our prior years’ Consolidated Balance Sheets and Statements of Cash Flows as appropriate. None of these reclassifications had an impact on our Consolidated Statements of Income for any year presented.
      Investments in Nonpublic Companies — We have certain investments in nonpublicly traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence and accordingly, we account for these investments under the cost method. As of April 30, 2005 and 2004, $1,837 and $1,593 of these investments are included in other long-term assets on the balance sheet and are carried at cost. We perform periodic reviews of our investments for impairment. Our investments in nonpublicly traded companies are considered impaired when a review of the investees” operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities.
      Inventories — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost components include materials, labor, and manufacturing overhead costs. We write down inventory and record purchase commitment liabilities for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions.
      Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. The land at the Sunnyvale headquarters site and Research Triangle Park (RTP), North Carolina are not depreciated but are reviewed for impairment as discussed below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Building improvements are amortized over the estimated lives of the assets, which generally range from 10 to 40 years. Construction in progress will be amortized over the estimated useful lives of the respective assets when they are ready for their intended use.
      We review the carrying values of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the asset.
      Goodwill and Purchased Intangible Assets — Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. We recorded goodwill and identifiable intangibles related to the acquisitions of Orca, WebManage and Spinnaker and evaluate these items for impairment on an annual basis, or sooner if events or changes in circumstances indicate that carrying values may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required. We performed an annual impairment test of goodwill on February 25, 2005, and February 27, 2004, respectively, and found no impairment.
      Purchased intangible assets include patents, trademarks, tradenames, customer contracts/relationships and covenants not to compete, which are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over estimated useful lives of the assets, which generally range from 18 months to five years. See Note 13 “Goodwill and Purchased Intangible Assets.”

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      Revenue Recognition and Allowance — We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and related interpretations to all revenue transactions. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers, or distributors.

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin or EXWorks point of origin. We typically do not allow for restocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms and conditions practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.
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
      A typical arrangement includes product, software subscription, and maintenance. Some arrangements include training and consulting. Software subscriptions include unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases, and are included in product revenues. Service maintenance includes contracts for technical support and hardware maintenance. Revenue from software subscriptions and service maintenance is recognized ratably over the contractual term, generally one to three years. Revenue from training and consulting is recognized as the services are performed.
      The following table presents the components of revenues, stated as a percentage of total revenues:

	Years Ended April 30,

	2005	2004	2003

Revenues:
Products	78.9%	80.7%	81.5%
Software subscriptions	10.6%	9.7%	8.4%

Product revenue	89.5%	90.4%	89.9%
Service revenue	10.5%	9.6%	10.1%

Total revenues	100.0%	100.0%	100.0%

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
      Software Development Costs — The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed.” Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented. In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design, and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of our systems, as well as consulting costs. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally three years.
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
      Derivative Instruments — We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset or liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.
      As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use derivative financial instruments, principally currency forward contracts and currency options, to attempt to minimize the impact of exchange rate movements on our balance sheet and operating

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
results. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements. The maturities of these instruments are generally less than one year.
      Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or equity investments. Our major foreign currency exchange exposures and related hedging programs are described below:

Balance Sheet. We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. In fiscal 2005, net gains generated by hedged assets and liabilities totaled $4,312, which were offset by losses on the related derivative instruments of $5,933. In fiscal 2004, net gains generated by hedged assets and liabilities totaled $7,265, which were offset by losses on the related derivative instruments of $10,115. In fiscal 2003, net gains generated by hedged assets and liabilities totaled $9,910, which were offset by losses on the related derivative instruments of $10,932.

The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

Forecasted Transactions. We use currency forward contracts to hedge exposures related to forecasted sales and operating expenses denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts’ gains and losses is recorded as other comprehensive income until the forecasted transaction occurs.

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For fiscal years 2005, 2004 and 2003, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2005, 2004 and 2003. As of April 30, 2005 the notional fair values of foreign exchange forward and foreign currency option contracts totaled $211,064.

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

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. Cash, cash equivalents, and short-term investments consist primarily of U.S. government agencies, corporate bonds, auction-rate securities and municipal bonds, cash accounts held at various banks, and money market funds held at several financial institutions. We sell our products primarily to large organizations in different industries and geographies. Credit risk is mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.
      Comprehensive Income — Comprehensive income is defined as the change in equity during a period from nonowner sources. Comprehensive income for the years ending April 30, 2005, 2004, and 2003 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income (loss).
      The components of accumulated other comprehensive income (loss) net of related tax effects at April 30, were as follows:

	2005	2004	2003

Accumulated translation adjustments	$1,283	$1,202	$(1,238)
Accumulated unrealized gain (loss) on derivatives	111	312	(29)
Accumulated unrealized gain (loss) on available-for-sale investments, net	(5,444)	(892)	1,171

Total accumulated other comprehensive income (loss)	$(4,050)	$622	$(96)

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
      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Years Ended April 30

	2005	2004	2003

Net Income	$225,754	$152,087	$76,472

Shares (Denominator):
Weighted average common shares outstanding	361,514	347,134	337,709
Weighted average common shares outstanding subject to repurchase	(505)	(169)	(62)

Shares used in basic computation	361,009	346,965	337,647
Weighted average common shares outstanding subject to repurchase	505	169	62
Diluted effect of stock options	18,898	19,061	12,413

Shares used in diluted computation	380,412	366,195	350,122

Net Income per Share:
Basic	$0.63	$0.44	$0.23

Diluted	$0.59	$0.42	$0.22

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      At April 30, 2005, 2004, and 2003, 15,994, 19,794, and 44,582 shares of common stock options with a weighted average exercise price of $52.81, $47.16, and $30.98 respectively, were excluded from the diluted net income per share computation, as their exercise prices were greater than the average market price of the common shares for the periods presented and would therefore be antidilutive.
      Stock-Based Compensation — We account for stock-based compensation in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized ratably to expense over the vesting periods. We account for stock options issued to nonemployees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under the fair-value-based method.
      We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various option plans described under Note 6. We amortize deferred stock-based compensation ratably over the vesting periods of the applicable stock purchase rights, restricted stocks, and stock options, generally four years. Deferred stock compensation under APB No. 25 and pro forma net income (loss) under the provisions of SFAS No. 123 are adjusted to reflect cancellations and forfeitures due to employee terminations as they occur.
      Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would be as follows:

	Years Ended April 30,

	2005	2004	2003

Net income as reported	$225,754	$152,087	$76,472
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	4,607	2,038	1,184
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(81,745)	(94,152)	(173,734)

Pro forma net income (loss)	$148,616	$59,973	$(96,078)

Basic net income per share, as reported	$0.63	$0.44	$0.23

Diluted net income per share, as reported	$0.59	$0.42	$0.22

Basic net income (loss) per share, pro forma	$0.41	$0.17	$(0.28)

Diluted net income (loss) per share, pro forma	$0.39	$0.16	$(0.28)

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      The fair values of each option grant and shares purchased were estimated on the date of grant using the Black-Scholes option pricing model and were not remeasured as a result of subsequent stock price fluctuations. The following assumptions were used:

	Stock Option Plans			Employee Stock Purchase Plan

	Years Ended April 30,			Years Ended April 30,

	2005	2004	2003	2005	2004	2003

Expected Life (in years)	3.74	3.42	3.39	0.50	0.50	0.50
Risk-free interest rate	3% - 4%	2%	2% - 4%	1% - 3%	1%	1%
Volatility	70% - 73%	74% - 77%	76% - 79%	70% - 73%	74% - 77%	76% - 79%
Expected dividend	—	—	—	—	—	—
      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering trended into future years.
      Statements of Cash Flows — Supplemental cash flow and noncash investing and financing activities are as follows:

	Years Ended April 30

	2005	2004	2003

Supplemental Cash Flow Information:
Income taxes paid	$13,284	$14,566	$7,952
Income tax refund	12,399	13,812	89
Noncash Investing and Financing Activities:
Deferred stock compensation, net of reversals	154	25,382	(441)
Income tax benefit from employee stock transactions	27,829	49,535	18,458
Conversion of evaluation inventory to equipment	10,122	7,892	9,340
Common stock issued and options assumed for acquired business	—	302,612	—
Milestone shares issued	—	—	921
Release of escrow shares	—	—	1,210
      Recently Issued Accounting Standards — In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (SFAS No. 151). This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal 2007. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is the first quarter of fiscal 2007, which begins on May 1, 2006.
      Upon adoption, this statement will have a significant impact on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 2 of the Notes to Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.
      In March 2005, the SEC issued SAB 107. SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. We will apply the principles of SAB 107 in conjunction with our adoption of FAS 123R.
      In January 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance for the accounting of a deduction provided to U.S. manufacturing companies and is effective immediately. We believe the adoption of this position currently will not have a material effect on our financial position or results of operations. However, there is no assurance that there will not be a material impact in the future.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. We are currently studying the impact of the one-time favorable foreign dividend provision and intend to complete the analysis during the third quarter of fiscal 2006.

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
Accordingly, we have not adjusted our income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings.

3.	Balance Sheet Components

Short-term investments
      The following is a summary of investments at April 30, 2005:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$145,803	$—	$—	$145,803
Municipal bonds	22,280	—	64	22,216
Corporate securities	29	21	—	50
Corporate bonds	441,484	25	4,119	437,390
U.S. government agencies	354,108	17	3,124	351,001
U.S. Treasuries	20,187	—	224	19,963
Money market funds	125,762	—	—	125,762

Total debt and equity securities	1,109,653	63	7,531	1,102,185
Less cash equivalents	125,762	—	—	125,762

Short-term investments	$983,891	$63	$7,531	$976,423

      The following is a summary of investments at April 30, 2004:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities(1)	$148,821	$—	$—	$148,821
Municipal bonds	16,261	—	63	16,198
Corporate securities	12,897	—	12	12,885
Corporate bonds	276,390	235	780	275,845
U.S. government agencies	248,373	237	899	247,711
Certificate of deposit	2,036	3	—	2,039
U.S. Treasuries	12,174	—	36	12,138
Money market funds	39,984	—	—	39,984

Total debt and equity securities	756,936	475	1,790	755,621
Less cash equivalents	39,984	—	—	39,984

Short-term investments	$716,952	$475	$1,790	$715,637

(1)	Prior to fiscal 2005, we classified our investment in auction rate securities as cash equivalents on the Consolidated Balance Sheets. In fiscal 2005, we have classified all investments in auction rate securities as short-term investments. To conform to current year presentation, we have reclassified $148,821 of auction rate securities from cash equivalents to short-term investments for fiscal 2004. The impact on the Consolidated Statements of Cash Flows was a decrease in cash used for investing activities of $43,473 for fiscal 2004 and an increase in cash used for investing activities of $110,025 for fiscal 2003. The reclassification had no impact on the Consolidated Statements of Income for any of the periods presented.

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income which have not been material for all years presented. In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2005.

	Less than 12 Months		12 Months or Greater		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Municipal bonds	$13,013	$(44)	$9,203	$(20)	$22,216	$(64)
Corporate bonds	267,546	(2,242)	169,844	(1,877)	437,390	(4,119)
U.S. government agencies	142,750	(948)	208,251	(2,176)	351,001	(3,124)
US Treasury	14,972	(137)	4,991	(87)	19,963	(224)

Total	$438,281	$(3,371)	$392,289	$(4,160)	$830,570	$(7,531)

      The unrealized losses on these investments were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired at April 30, 2005.

Inventories

	April 30,

	2005	2004

Purchased components	$15,784	$13,296
Work-in-process	686	624
Finished goods	22,513	20,189

	$38,983	$34,109

Property and Equipment

	April 30,

	2005	2004

Land	$163,245	$158,316
Buildings and building improvements	121,568	119,262
Leasehold improvements	22,086	16,788
Computers, related equipment and purchased software	243,482	211,956
Furniture	23,795	20,781
Construction-in-progress	51,840	16,750

	626,016	543,853
Accumulated depreciation and amortization	(207,267)	(173,136)

	$418,749	$370,717

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      During the first quarter of fiscal 2005, as part of our expansion efforts, we purchased three buildings in RTP, North Carolina, for $24,095 which are included in Land and Construction-in-progress at April 30, 2005.

4.	Commitments and Contingencies
      The following summarizes our commitments and contingencies at April 30, 2005, and the effect such obligations may have on our future periods:

	2006	2007	2008	2009	2010	Thereafter	Total

Contractual Obligations:
Rent operating lease payments(1)	$13,057	$8,798	$8,382	$8,644	$6,616	$22,634	$68,131
Equipment operating lease payments	3,766	2,835	1,362	241	1	—	8,205
Venture capital funding commitments(2)	548	548	536	523	511	534	3,200
Purchase commitments and other(3)	758	606	6	—	—	—	1,370
Capital expenditures(4)	19,564	—	—	—	—	—	19,564
Communications and maintenance(5)	4,608	910	347	67	—	—	5,932
Estimated contingent lease payments(6)	68	316	327	370	430	251	1,762

Total Contractual Cash Obligations	$42,369	$14,013	$10,960	$9,845	$7,558	$23,419	$108,164

Other Commercial Commitments:
Letters of credit(7)	$1,483	$—	$—	$—	$—	$337	$1,820
Restricted cash(8)	1,699	1,693	483	105	—	79	4,059

Total Commercial Commitments	$3,182	$1,693	$483	$105	$—	$416	$5,879

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are also leased under operating leases which expire through fiscal 2015. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $158 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude lease payments which are accrued as part of our 2002 restructurings and include only rent lease commitments that are over one year. Total rent expense for all facilities was $18,595, $15,405, and $12,609 for the years ended April 30, 2005, 2004, and 2003, respectively. Rent expense under certain of our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as long-term obligations in the accompanying consolidated balance sheets.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us. Other examples include minimum cash commitment relating to facilities and utilities. Purchase commitments and other excludes (a) purchases of good and services we expect to consume in the ordinary course of

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)

business in the next 12 months; (b) open purchase orders, which represent an authorization to purchase rather than binding agreements; (c) agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(4)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(5)	Under certain communications contracts with major telephone companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in January 2009.

(6)	As a result of headcount reductions and a restructuring in fiscal 2002, we have exited office space under noncancellable leases in one location. If we are unable to successfully sublease our vacated and unoccupied office space under operating leases, we would be obligated to pay $1,762 in excess of the liability recorded in our restructuring reserves. See Note 12, “Restructuring Charges.”

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.

(8)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements, and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.
      Under the split dollar insurance arrangement with our CEO Daniel J. Warmenhoven entered in May 2000, we paid a total premium on several insurance policies over five years, which totaled $10,227 on the life of the survivor of Mr. Warmenhoven and his wife. Under the arrangement, we were reimbursed for all premium payments made on those policies in April 2005.
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
      In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in December 2005, we must maintain various financial covenants. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender’s “prime” lending rate, such rate determined at our discretion. As of April 30, 2005, the amounts drawn under the various letters of credit amounted to $1,483 relating primarily to workers’ compensation and a foreign lease.
      We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $185,000, of which $27,015 was available at April 30, 2005.

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

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      Stock Option Plans — In September 1995, we adopted the 1995 Stock Incentive Plan (the 1995 Plan). All outstanding options issued under a previous option plan were incorporated into the 1995 Plan upon the effectiveness of our initial public offering.
      Under the 1995 Plan, the Board of Directors may grant to employees, directors, and consultants options to purchase shares of our common stock. The 1995 Plan comprises three separate equity incentive programs: (i) the Discretionary Option Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Salary Investment Option Grant Program under which the company’s officers and other highly compensated employees may elect to have a portion of their base salary reduced in return for stock options and (iii) the Stock Issuance Program under which eligible persons may be issued shares of Common Stock directly. Options granted under the 1995 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than 10 years after the date of grant.
      In April 1997, the Board of Directors adopted the Special Nonofficer Stock Option Plan (the Nonofficer Plan) which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Nonofficer Plan allows only for the issuance of nonqualified options to nonofficer employees.
      In August 1999, the Board of Directors adopted the 1999 Stock Option Plan (the 1999 Plan), which comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals during the service period at a fixed price per share, (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in Fair Market Value of the shares, (iii) the Stock Issuance Program under which eligible individuals may be issued shares of Common Stock directly; (iv) the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares and performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved; and (v) the Automatic Option Grant Program under which nonemployee board members automatically receive option grants at designated intervals over their period of board service.
      The 1999 Plan supplements the existing 1995 Plan and Nonofficer Plan, and those plans will continue to remain in full force and effect until all available shares have been issued under each such plan. However, an Automatic Option Grant Program previously in effect under the 1995 Plan terminated as of October 26, 1999, and all automatic option grants made to nonemployee board members on or after that date will be made under the 1999 Plan.
      Under the 1999 Plan, the Board of Directors may grant to employees, directors, and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest over a four-year period. Options will have a term of 10 years after the date of grant, subject to earlier termination upon the occurrence of certain events. In fiscal 2003, the 1999 Plan was amended to increase the share reserve by an additional 14,000 shares of common stock and effect certain changes to the Automatic Option Grant Program in effect for the nonemployee members of the Board of Directors. In fiscal 2004, the 1999 Plan was amended to create the Stock Issuance Program, whereby eligible individuals may be issued shares of common stock directly, either through the issuance or immediate purchase of these shares or as a bonus for services rendered. In fiscal 2005, the 1999 Plan was amended to increase the share reserve by an additional 10,200 shares of common stock; to create the Stock Appreciation Right Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in Fair Market Value of the shares; to create the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares and performance units that result in payment to the participant

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
only if performance goals or other vesting criteria are achieved; and to prohibit the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders.
      There have been no repricings to date under any of the plans.
      In fiscal 2001, we assumed various stock option plans in connection with our Orca and WebManage acquisitions. Pursuant to the provisions of the merger agreements, outstanding shares were exchanged under certain exchange ratios in effect at the time of each merger. Options granted under these plans generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than 10 years after the date of grant.
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
      In fiscal 2004, under terms of the Spinnaker merger agreement we acquired Spinnaker and assumed options and restricted stock units to purchase 1,721 shares of common stock in connection with the Spinnaker 2000 Stock Plan. The Spinnaker 2000 Stock Plan has a total of 2,942 authorized shares. Outstanding options and restricted stock units were exchanged pursuant to the terms of the merger agreement. The options and restricted stock units granted under this plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. The options expire not more than 10 years from the date of grant.

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available	Number	Exercise
	for Grant	of Shares	Price

Balances, April 30, 2002 (42,664 options exercisable at a weighted average exercise price of $16.06)	15,236	79,519	$20.74
Shares reserved for plan	14,000	—	—
Options expired	(215)	—	—
Options granted (weighted average fair value of $5.65)	(10,616)	10,616	10.25
Options exercised	—	(4,130)	3.40
Options canceled	5,341	(5,341)	27.66

Balances, April 30, 2003 (52,744 options exercisable at a weighted average exercise price of $18.97)	23,746	80,664	19.79
Assumed Spinnaker options registered	2,942	—	—
Options expired	(33)	—	—
Options granted (weighted average fair value of $8.54)	(7,884)	7,884	18.98
Assumed Spinnaker options issued (weighted average fair value of $18.08)	(1,376)	1,376	21.78
Assumed Spinnaker Restricted Stock Units issued (weighted average fair value of $23.63)	(345)	345	—
Options exercised	—	(9,684)	6.79
Options canceled	3,734	(3,734)	30.52

Balances, April 30, 2004 (54,923 options exercisable at a weighted average exercise price of $21.98)	20,784	76,851	20.78
Shares reserved for plan	10,200	—	—
Options expired	(5)	—	—
Options granted (weighted average fair value of $13.28)	(12,012)	12,012	24.96
Restricted stock units granted (weighted average fair value of $21.00)	(57)	57	—
Options exercised	—	(15,513)	10.36
Spinnaker Restricted Stock units exercised	—	(98)	—
Options canceled	2,986	(2,986)	31.79
Spinnaker Restricted Stock units canceled	18	(18)	—

Balances, April 30, 2005	21,914	70,305	$23.24

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      Additional information regarding options outstanding as of April 30, 2005 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average		Average
	Outstanding at	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	April 30, 2005	(In Years)	Price	Exercisable	Price

$ — - $ —	286	3.83	$—	—	$—
0.15 - 4.51	7,884	2.84	3.48	7,781	3.52
4.80 - 9.99	7,589	6.47	9.01	4,863	8.57
10.24 - 14.13	7,125	5.19	11.55	6,357	11.53
14.17 - 15.71	7,063	6.82	15.32	4,732	15.24
15.72 - 19.17	7,402	6.67	18.27	4,748	18.05
19.22 - 20.86	7,839	7.40	20.31	4,581	20.25
21.01 - 24.55	7,078	7.76	22.52	3,624	22.45
24.69 - 32.70	8,065	8.36	30.24	2,422	30.29
32.86 - 69.69	7,285	5.05	53.53	7,222	53.69
70.05 - 122.19	2,689	5.18	96.59	2,689	96.59

$ — - $122.19	70,305	6.23	$23.24	49,019	$24.38

      Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. In fiscal 2005 and 2004, the plan was amended to increase the share reserve by an additional 1,300 and 1,000 shares of common stock, respectively. Of the 15,900 shares authorized to be issued under this plan, 4,373 shares were available for issuance at April 30, 2005; 1,598, 1,486, and 1,414 shares were issued in fiscal 2005, 2004, and 2003, respectively, at a weighted average price of $13.30, $10.62, and $10.74 respectively.
      Stock Repurchase Program — Through April 30, 2005, the Board of Directors had authorized the repurchase of up to $350,000 in shares of our outstanding common stock. At April 30, 2005, $20,925 remained available for future repurchases. On May 24, 2005, our Board approved a new, incremental stock repurchase program in which up to $300,000 of additional shares of its outstanding common stock may be purchased. The stock repurchase program may be suspended or discontinued at any time.
      During fiscal 2004, we repurchased 6,853 shares of our common stock at an aggregate cost of $136,172. During fiscal 2005, we repurchased 7,713 shares of our common stock at an aggregate cost of $192,903. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.
      Deferred Stock Compensation — Deferred stock compensation is recorded for the grant of stock awards or shares of restricted stock to employees at exercise prices deemed to be less than the fair value of our common stock on the grant date. Deferred stock compensation is also recorded for retention escrow shares withheld in accordance with the merger agreement; see Note 11. Deferred stock compensation is adjusted to reflect cancellations and forfeitures due to employee terminations as they occur. We recorded $1,401, $28,617, and $1,171 of deferred stock compensation in fiscal 2005, 2004 and 2003, respectively, primarily related to unvested options assumed and retention escrow shares withheld in the Spinnaker acquisition, restricted stock awards to certain employees, and the grant of stock options below fair value to certain highly compensated employees. The fiscal 2004 deferred stock compensation was higher due to unvested options assumed and retention escrow shares withheld in the Spinnaker acquisition totaling $25,892. We reversed $1,247, $3,235

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
and $1,612 of deferred compensation in fiscal 2005, 2004, and 2003, respectively, due to employee terminations. The reversals were primarily related to the forfeiture of unvested options assumed in the WebManage and Spinnaker acquisitions as a result of employee terminations.
      Under terms of the 1995 Plan, highly compensated employees as defined by our management are eligible to contribute between $15 and $75 in annual salary for the rights to be granted nonqualified stock options. The exercise price discount from fair market value, which is equal to the amount of salary contributed, has been recorded as deferred stock compensation expense. The deferred stock compensation expense is amortized ratably over a one-year period. Additionally, under the 1995 Stock Issuance Program, certain eligible persons may be issued shares of common stock directly. During fiscal 2005 and 2004, 10 and 120 shares, respectively, of restricted stock awards were issued to certain employees. The exercise price discount from fair market value of these shares has been recorded as deferred stock compensation expense, which was being amortized ratably over its respective vesting periods, between three to four years. During fiscal 2005, 5 shares of restricted stock and 3 shares of Spinnaker restricted stock units were repurchased and canceled pursuant to employee terminations
      Under terms of the acquisition agreement with Orca, we released shares of common stock to former Orca shareholders upon Orca’s meeting certain performance criteria. The fair market values of these shares were measured on the date the performance criteria were met and were recognized as stock compensation. During fiscal 2003, we released an additional 99 shares of common stock, valued in the aggregate at $921. There are no additional performance milestones remaining.
      We recorded $428, $498, and $748 in compensation expense in fiscal 2005, 2004, and 2003, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. During fiscal 2002, 100 common shares under the 1995 Plan were granted at an exercise price of $15.32 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48-month period measured from the grant date.
      We recorded $7,720, $3,397 and $1,973 in compensation expense for fiscal 2005, 2004, and 2003, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the WebManage and Spinnaker acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant and the award of restricted stock to certain employees. Based on deferred stock compensation recorded at April 30, 2005, estimated future deferred stock compensation amortization for fiscal 2006, 2007, and 2008 are expected to be $6,765, $5,292, and $3,727 respectively, and none thereafter.

7.	Income Taxes
      Income before income taxes is as follows:

	Years Ended April 30,

	2005	2004	2003

Domestic	$90,469	$73,991	$43,793
Foreign	185,759	96,463	54,022

Total	$276,228	$170,454	$97,815

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      The provision for income taxes consists of the following:

	Years Ended April 30,

	2005	2004	2003

Current:
Federal	$30,367	$51,687	$23,121
State	8,657	536	4,406
Foreign	10,504	(8,881)	12,863

Total current	49,528	43,342	40,390

Deferred:
Federal	2,568	(24,817)	(18,528)
State	(1,622)	(158)	(519)

Total deferred	946	(24,975)	(19,047)

Provision (benefit) for income taxes	$50,474	$18,367	$21,343

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended April 30,

	2005	2004	2003

Tax computed at federal statutory rate	$96,680	$59,659	$34,236
State income taxes, net of federal benefit	4,572	245	(727)
Federal credits	(2,091)	946	(3,858)
In process research and development	—	1,729	—
Foreign earnings in lower tax jurisdiction	(47,766)	(27,352)	(7,978)
Dutch ruling benefit	—	(16,831)	—
Other	(921)	(29)	(330)

Provision for income taxes	$50,474	$18,367	$21,343

      The income tax benefit associated with dispositions from employee stock transactions of $27,829, $49,535 and $18,458, respectively, for fiscal 2005, 2004, and 2003, were recognized as additional paid-in capital.

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      The components of our deferred tax assets and liabilities are as follows:

	Years Ended April 30,

	2005	2004

Deferred Tax Assets:
Inventory reserves and capitalization	$15,572	$12,597
Reserves and accruals not currently deductible	14,407	13,929
Net operating loss and credit carryforwards	379,866	328,113
Deferred stock compensation	5,567	2,233
Deferred revenue	47,261	59,846
Capitalized research and development expenditures	6,326	11,043
Investment losses	3,468	3,468
Other	1,837	423

Gross deferred tax assets	474,304	431,652
Valuation allowance	(363,369)	(307,368)

Total deferred tax assets	110,935	124,284
Deferred Tax Liabilities:
Depreciation	(11,051)	(3,516)
State deferred taxes	—	(8,359)
Acquisition intangibles	(5,396)	(9,682)
Other	(2,652)	(4,933)

Total deferred tax liabilities	(19,099)	(26,490)

Net deferred tax assets	$91,836	$97,794

      Current net deferred tax assets are $37,584 and $24,163 as of fiscal 2005 and 2004, respectively. Noncurrent net deferred tax assets for fiscal 2005 and 2004 are $54,252 and $73,631, respectively, and are included in other assets within the accompanying consolidated balance sheets.
      Subsequent to our fiscal 2005 year end, our Netherlands subsidiary received a second favorable tax ruling from the Dutch tax authorities effective April 30, 2005. The primary difference between this ruling and our first ruling is the scheduled expiration date. This new ruling is scheduled to expire on April 30, 2010. During fiscal 2004, our Netherlands subsidiary received its first favorable tax ruling from the Dutch tax authorities. The original ruling was retroactive to May 1, 2000, and expired with the start of the newly received ruling. During fiscal 2004, we recognized and reported a substantial tax benefit of $16,831 that related to the retroactive application of the original ruling.
      As of April 30, 2005, the federal and state net operating loss carryforwards for income tax purposes were approximately $850,257 and $213,083, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2011, and the state net operating loss carryforwards will begin to expire in fiscal 2006. As of April 30, 2005, we had federal and state credit carryforwards of approximately $43,295 and $39,023, respectively, available to offset future taxable income. The federal and state credit carryforwards will begin to expire in fiscal 2008.
      During fiscal 2005, we established a valuation allowance against certain capital loss carryforwards of approximately $3,468 based upon our belief that we will not be able to utilize this attribute before expiration starting in fiscal 2007.

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      During fiscal 2004, as part of our acquisition of Spinnaker, we acquired approximately $52,000 and $12,000 of federal and state net operating losses, respectively, and $2,700 of federal credits that were realized as deferred tax assets upon acquisition. We also established a valuation reserve of $2,400 against a portion of the state net operating loss carryforwards of Spinnaker. If utilized, these attributes will be treated as a reduction in acquired goodwill.
      We have provided a valuation allowance on certain of our deferred tax assets related to net operating losses and credit carryforwards attributable to the exercise of employee stock options because of uncertainty regarding their realizability of approximately $359,901 and $307,368 at the end of fiscal 2005 and 2004, respectively. If recognized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision. During fiscal 2004, we utilized approximately $31,069 of previously recorded valuation allowances with a corresponding increase to stockholders’ equity.
      U.S. income taxes are not provided on a cumulative total of approximately $355,000 of undistributed earnings for non-U.S. subsidiaries. We currently intend to reinvest these earnings in operations outside the U.S. The American Jobs Creation Act of 2004 (the Jobs Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. The deduction is subject to a number of limitations, and we are currently considering recently issued Treasury and IRS guidance on the application of the deduction. We are not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $355,000 might be repatriated, with a respective tax liability of up to $15,000. We expect to be in a position to finalize our analysis during the third quarter of fiscal 2006.

8.	Segment, Geographic, and Customer Information
      Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker (CODM), as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment as all the geographic operating segments identified can be aggregated into one reportable segment. For the years ended April 30, 2005, 2004, and 2003, we recorded revenue from customers throughout the U.S. and Canada, Europe, Latin America, Australia, and Asia Pacific.

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      The following presents total revenues for the years ended April 30, 2005, 2004, and 2003 by geographic area and long-lived assets as of April 30, 2005, and 2004 by geographic area.

	Years Ended April 30,

	2005	2004	2003

Total Revenues:
United States	$832,310	$619,309	$516,908
International	765,821	551,001	375,160

Total revenues	$1,598,131	$1,170,310	$892,068

Long-lived Assets:
United States	$769,509	$772,958
International	27,249	15,072

Total Long-lived Assets	$796,758	$788,030

      Total revenues above are attributed to regions based on customers’ shipment locations.
      International sales include export sales primarily to the United Kingdom, Germany, Japan, France, the Netherlands, Switzerland, Canada, and Australia. No single foreign country accounted for 10% or more of total revenues in fiscal 2005, 2004, and 2003.
      No customer accounted for 10% or more of total revenues in fiscal 2005, 2004, or 2003.

9.	Fair Value of Financial Instruments
      The fair values of cash and cash equivalents, short-term investments, and restricted cash reported in the consolidated balance sheets approximate their carrying value. The fair value of short-term investments and foreign exchange contracts are carried at fair value is based on quoted market prices. Other investments in equity securities are included in other assets at April 30, 2005, with total carrying value of $1,837 and $1,593, which approximates their fair values.
      We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange and currency option contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.
      Foreign currency forward contracts obligate us to buy or sell foreign currencies at a specified future date. Option contracts give us the right to buy or sell foreign currencies and are exercised only when economically beneficial. As of April 30, 2005, we had $211,020 of outstanding foreign exchange contracts (including $11,877 of option contracts) in Australian Dollars, British Pounds, Canadian Dollars, Danish Krone, European Currency Units, Israeli New Shekel, South African Rand, Swedish Krona, and Swiss Francs, that all had remaining maturities of five months or less. As of April 30, 2004, we had $160,875 of outstanding foreign exchange contracts (including $8,178 of option contracts) in Australian Dollars, British Pounds, Canadian Dollars, Danish Krone, European Currency Units, South African Rand, and Swiss Francs, that all had remaining maturities of four months or less. For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in earnings. The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. For cash flow hedges, the related gains or losses are included in other comprehensive income. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At April 30, 2005, and 2004, the estimated notional fair values of forward foreign exchange contracts were $211,064 and

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
$160,976, respectively. The fair value of foreign exchange contracts is based on prevailing financial market information.

10.	Employee Benefit Plan
      We have established a 401(k) tax-deferred savings plan (Savings Plan). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $1,701, $1,326, and $1,315 for fiscal 2005, 2004, and 2003, respectively to the Savings Plan.

11.	Business Combination
      On February 18, 2004, we acquired Spinnaker for approximately $305,523 (including transaction costs of $2,985) in an all-stock transaction, through the merger of Nagano Sub, Inc., a wholly owned subsidiary of Network Appliance, with and into Spinnaker (the Merger).
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
      In accordance with the merger agreement, 1,229 indemnity escrow shares (the number of merger shares multiplied by 10%) were withheld in escrow relative to the Spinnaker acquisition. The indemnity escrow indemnifies any claims in connection with the breach of any warranty, representation, covenant, or agreement pursuant to the merger agreement. These shares held in escrow pending resolution of representation and warranty provisions are included in the purchase price consideration. Such representation and warranty provisions lapse within 18 months following the close date.
      In accordance with the merger agreement, 362 retention escrow shares (the number of shares issued to certain core employees shares multiplied by 20%) were withheld in escrow relative to the Spinnaker acquisition. The 20% core employees retention shares are subject to continued employment and restriction. We accounted for the core employees escrow in accordance with EITF No. 95-8 “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination,” and recorded the intrinsic value of the retention escrow shares as deferred stock compensation. Such deferred stock compensation of $8,550 is amortized over the expected service period of three years.
      The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill.
      Approximately $4,940 was allocated to acquired in-process research and development (IPR&D) and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired IPR&D into

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
commercially viable products, estimating the resulting after-tax net cash flows (free cash flow) from such projects, and discounting the free cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired IPR&D. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Following the acquisition, costs incurred prior to establishment of technological feasibility are charged to research and development expense.
      The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities acquired in the Spinnaker transaction (including purchased in-process technology) are summarized as follows (in thousands):

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

	$305,597

      In accordance with FASB interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options, restricted stock, and core employees retention escrow shares assumed in the Spinnaker acquisition as deferred stock compensation. Such deferred stock compensation, which aggregated to $25,892 is recorded in a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet and is being amortized over the vesting term of the related options and restricted stock/shares.
      In November 2000, we completed the acquisition of WebManage, a software developer of content management, distribution, and analysis solutions based in Chelmsford, Massachusetts. WebManage develops software that intelligently distributes content between various points on the Internet and enables organizations to plan, manage, and deliver Internet/intranet services. The acquisition was accounted for as a purchase

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
transaction. Under terms of the agreement, we acquired WebManage for $59,371 comprised of common stock, assumed options, and cash. We also had an obligation to provide shares of common stock to be valued at $3,000 if WebManage achieved certain performance criteria. WebManage met these performance criteria in March 2001 and as such, the contingent consideration was recorded as stock compensation in the fourth quarter of 2001. We also paid certain transaction costs and assumed certain operating assets and liabilities. In fiscal 2003, we reached a final settlement of the escrow arrangement under the WebManage acquisition agreement. We have determined the total amount of our losses under the settlement arrangement and 11 restricted shares were released from the escrow and delivered to Network Appliance, valued in the aggregate at $1,210 based on the fair market value of our common stock as of the date of the acquisition. Accordingly, an adjustment was made to the cost of the WebManage acquisition. The balance of the escrow shares has been distributed to former shareholders of WebManage in proportion to their share ownership in WebManage, as provided in the original merger agreement.
      In June 2000, we completed the acquisition of Orca, a Waltham, Massachusetts-based developer of high performance Virtual Interface (VI) Architecture software for enterprise-class UNIX and Windows systems. The acquisition was accounted for as a purchase transaction. Under terms of the agreement, we acquired Orca for $50,037 comprised of common stock, assumed options and cash, with an obligation to provide up to 264 shares of common stock relative to milestones achievement. Orca met certain performance criteria and as such, we issued and recorded during fiscal 2003 and 2002 an additional 99 and 165 shares of common stock. The fair market value of such shares of $921 and $3,015, respectively, was measured on the date Orca met the performance criteria and was recognized as stock compensation in fiscal 2003 and 2002. There are no additional performance milestones remaining.
      The operating results of Spinnaker have been included in the condensed consolidated statements of income since its acquisition date. The following unaudited pro forma consolidated amounts give effect to this acquisition as if it had occurred on May 1, 2003, and May 1, 2002, respectively, by consolidating the results of operations of Spinnaker with our results for the years ended April 30, 2004, and 2003.

	Years Ended April 30,

	2004	2003

Total Revenues	$1,174,668	$892,433
Net Income	$136,012	$56,414
Net Income per share:
Basic	$0.38	$0.16

Diluted	$0.36	$0.16

Shares used in per share calculation:
Basic	356,562	349,644

Diluted	376,061	362,701

      The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, stock compensation, contingently issuable shares, common stock, assumed options, and restricted stocks/shares in connection with the acquisitions. In addition, a benefit for taxes was recorded to reflect the impact of the pro forma adjustments and assumed utilization of Spinnaker’s net operating losses by Network Appliance using the federal and state tax rates. The $4,940 charge for purchased in-process research and development from Spinnaker has been excluded from the pro forma results, as it is a material nonrecurring charge.

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      The pro forma basic earnings per share is based on (1) the historical weighted average number of shares of Network Appliance outstanding, plus (2) approximately 12,377 new Network Appliance shares issued to former stockholders of Spinnaker upon the consummation of the transaction. The basic calculation gives effect to shares issued as if the transaction took place at the beginning of the periods presented.
      The pro forma diluted earnings per share was based on the pro forma basic earnings calculations for each of Network Appliance and Spinnaker, adjusted for the dilutive common stock equivalents outstanding during the period using the treasury stock method. The dilution for the options and restricted stock assumed from Spinnaker was calculated using the treasury method and was based on the number of stock options and the exercise price assumed by Network Appliance and adjusted by the option exchange ratio of 0.1471 for Spinnaker option and restricted stock holders. In addition, the remaining unearned deferred compensation recorded as a result of the Spinnaker acquisition was considered as proceeds for the purposes of the treasury stock method, which resulted in a lower number of dilutive share equivalents. The pro forma basic and diluted earnings per share are not indicative of future earnings per share results.

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
      During fiscal 2005, we paid $577 pursuant to final resolution of certain severance-related restructuring accruals. As of April 30, 2005, we have no outstanding balance in our restructuring liability for the second quarter fiscal 2002 restructuring.
      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2005, 2004 and 2003:

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$4,796	$528	$2,656	$7,980
Cash payments and others	(4,508)	—	(803)	(5,311)
Non-cash portion	—	(528)	(37)	(565)
Adjustments	(95)	—	(1,509)	(1,604)

Reserve balance at April 30, 2002	193	—	307	500
Cash payments and others	64	—	(82)	(18)
Non-cash portion	—	—	(9)	(9)
Adjustments	410	—	(76)	334

Reserve balance at April 30, 2003	667	—	140	807
Cash payments and others	50	—	(9)	41

Reserve balance at April 30, 2004	717	—	131	848
Cash payments and others	(531)	—	(46)	(577)
Adjustments	(186)	—	(85)	(271)

Reserve balance at April 30, 2005	$—	$—	$—	$—

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
      In fiscal 2003 and 2004, we updated our assumptions and estimates based on certain triggering events, which resulted in an additional net charge of $923 and $1,327, primarily relating to sublease assumptions for our engineering facility. The restructuring liability will be fully paid through November 2010. In the event that the engineering facility is not subleased as anticipated, we will be obligated for additional total lease payments of $1,762 as of April 30, 2005 to be payable through November 2010.
      The following analysis sets forth the significant components of the restructuring reserve at April 30, 2005, 2004 and 2003:

	Severance-	Fixed Assets
	Related Amounts	Write-Off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(629)	—	(32)	(661)
Non-cash portion	—	(473)	—	(473)
Adjustments	—	—	—	—

Reserve balance at April 30, 2002	184	—	4,532	4,716
Cash payments and others	(77)	—	(991)	(1,068)
Non-cash portion	—	—	—	—
Adjustments	(107)	—	1,030	923

Reserve balance at April 30, 2003	—	—	4,571	4,571
Cash payments and others	—	—	(690)	(690)
Adjustments	—	—	1,327	1,327

Reserve balance at April 30, 2004	—	—	5,208	5,208
Cash payments and others	—		(705)	(705)

Reserve balance at April 30, 2005	$—	$—	$4,503	$4,503

      Of the reserve balances at April 30, 2005 and 2004, $756 and $667, respectively, were included in other accrued liabilities and the remaining $3,747 and $4,541, respectively, were classified as long-term obligations.

13.	Goodwill and Purchased Intangible Assets
      We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective May 1, 2002. Upon adoption of SFAS No. 142, we discontinued the amortization of our recorded goodwill and assembled workforce of $49,422 as of that date, identified our reporting units based on our current segment reporting structure, and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. We concluded that our reporting units are the same as our operating segments. Under SFAS No. 142, goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. As of May 1, 2002, this evaluation indicated that the fair value for each of our reporting units exceeded the reporting unit’s carrying amount and no impairment was recognized. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
indicators of impairment arise). As of April 30, 2005, and 2004, respectively, there had been no impairment of goodwill and intangible assets.
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
      During fiscal 2004, we acquired Spinnaker and recorded goodwill of $243,604 resulting from the allocation of the purchase price. See Note 11, “Business Combination.”
      Intangible assets balances are summarized as follows:

		April 30, 2005			April 30, 2004
	Amortization
	Period	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

	(In thousands)
Intangible Assets:
Patents	5	$10,040	$(3,467)	$6,573	$9,145	$(1,633)	$7,512
Existing technology	5	33,525	(20,512)	13,013	33,525	(17,080)	16,445
Trademarks/tradenames	3	280	(111)	169	280	(19)	261
Customer Contracts/relationships	1.5	1,100	(885)	215	1,100	(153)	947
Covenants Not to Compete	1.5	7,610	(6,132)	1,478	7,610	(1,057)	6,553

Total Intangible Assets, Net		$52,555	$(31,107)	$21,448	$51,660	$(19,942)	$31,718

      Amortization expense for identified intangibles is summarized below:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Patents	$1,833	$1,503	$—
Existing technology	3,432	3,669	5,478
Other identified intangibles	5,900	1,229	—

	$11,165	$6,401	$5,478

      During fiscal 2005 and 2004, we acquired additional patents of $895 and $9,015, respectively, intended to enhance our technology base to build next-generation network-attached storage, storage area network, and fabric-attached storage systems for the benefit of our enterprise customers. The costs of such patents for use in research and development activities that have alternative future uses have been capitalized and amortized as intangible assets in accordance with APB Opinion No. 17 “Intangible Assets.” Capitalized patents are amortized over an estimated useful life of five years as research and development expenses.
      During fiscal 2004, we acquired Spinnaker and recorded goodwill and identifiable intangible assets resulting from the allocation of the purchase price. Intangible assets include acquired existing technology of $17,160, trademarks/tradenames of $280, customer contracts/relationships of $1,110, and covenants not to compete for $7,610.
      Existing technology is amortized as cost of product revenue. Trademarks and tradenames are amortized over an estimated useful life of three years in sales and marketing expenses. Customer contracts and

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
relationships are amortized over an estimated useful life of 18 months in sales and marketing expenses. Covenants not to compete are amortized over an estimated useful life of 18 months in general and administrative expenses.
      Based on the identified intangible assets (including patents) recorded at April 30, 2005, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Year Ending April,	Amount

(In thousands)
2006	$7,201
2007	5,488
2008	5,414
2009	3,196
2010	149
Thereafter	—

Total	$21,448

14.	Guarantees
      As of April 30, 2005, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee, and restricted cash, which were related to facility lease requirements, service performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $5,881 and $4,338 as of April 30, 2005, and 2004, respectively. Of this maximum exposure, $4,061 and $2,736 of restricted cash was classified under Prepaid Expense and Other Assets on our balance sheet at April 30, 2005, and 2004, respectively. We have not recorded any liability at April 30, 2005, and 2004, respectively, related to these guarantees.
      As of April 30, 2005, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $211,064. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.
      We offer both recourse and nonrecourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. We defer 100% of the recourse lease obligation and recognize revenue over the term of the lease as the lease payments become due. As of April 30, 2005, and 2004, the maximum recourse exposure under such leases totaled approximately $7,047 and $6,755, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.
      We do not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to our extensive product quality program and processes and because our global customer service inventories utilized to correct product failures are expensed when issued to field support.

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)
      We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify the other party — primarily our customers or business partners or subcontractors — for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another noninfringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight line basis. We have not been required to make material payments pursuant to these provisions historically. We have not identified any losses that are probable under these provisions and, accordingly, we have not recorded a liability related to these indemnification provisions.

15.	Subsequent Events
      On April 7, 2005, Network Appliance entered into a definitive agreement to acquire Alacritus, Inc., a privately held company based in Pleasanton, California, that develops and sells disk-based data protection software solutions, for approximately $11,000 in an all-cash transaction. The transaction closed on May 2, 2005. The historical operating impact of Alacritus is not significant.
      On June 15, 2005, Network Appliance entered into a definitive agreement to purchase Decru, Inc., a privately held company based in Redwood City, California, that develops and sells encryption software and appliances to secure network data storage, for an aggregate of approximately $265,000 (which amount is subject to settlement at the effective time based on certain expense and balance sheet items as set forth in Decru’s financial statements immediately prior to the effective time), 80% of which will be paid in the form of our common stock and 20% of which will be paid in the form of cash. The number of common shares to be issued will be determined using our average stock price based on a period immediately preceding the close date, which is expected to be in October 2005 subject to various regulatory approvals.
      Subsequent to our fiscal 2005 year end, our Netherlands subsidiary received a second favorable tax ruling from the Dutch tax authorities effective April 30, 2005. This new ruling is scheduled to expire on April 30, 2010. During fiscal 2004, our Netherlands subsidiary received its first favorable tax ruling from the Dutch tax authorities. The original ruling was retroactive to May 1, 2000, and expired with the start of the newly received ruling.

16.	Selected Quarterly Financial Data (Unaudited)

	Year Ended April 30, 2005

	Q1	Q2	Q3	Q4

Total revenues	$358,421	$375,176	$412,706	$451,829
Gross margin	214,958	231,161	252,134	276,796
Net income	46,862	55,329	60,127	63,436
Net income per share, basic	0.13	0.15	0.17	0.17
Net income per share, diluted	0.13	0.15	0.16	0.16

NETWORK APPLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar and share amounts in thousands, except per-share data)

	Year Ended April 30, 2004

	Q1	Q2		Q3	Q4

Total revenues	$260,509	$275,550		$297,287	$336,964
Gross margin	156,123	165,063		180,123	203,212
Net income	27,073	48,413	(1)	40,152	36,449
Net income per share, basic	0.08	0.14	(1)	0.12	0.10
Net income per share, diluted	0.08	0.13	(1)	0.11	0.10

(1)	Includes a benefit from a favorable Dutch tax ruling of $16,831 or $0.05 per share, see Note 7.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
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

(b)	Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 30, 2005, our internal control over financial reporting was effective based on those criteria.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Network Appliance, Inc.:
Sunnyvale, California
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Network Appliance, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended April 30, 2005 of the Company and our report dated July 7, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
July 7, 2005

Item 9B.	Other Information

None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” in the Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2005 Annual Meeting of Stockholders.
      We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is available on our website at http://www.netapp.com.

Item 11.	Executive Compensation
      Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference from [the information under the caption “Audit Fees”] in our Proxy Statement for the 2005 Annual Meeting of Stockholders.
      With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report of Form 10-K, Network Appliance’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — April 30, 2005 and 2004
Consolidated Statements of Income for the years ended April 30, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended April 30, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended April 30, 2005, 2004, and 2003

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
      (a)(3) Exhibits
      The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit
No.		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).

2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

3	.1(7)	Certificate of Incorporation of the Company.

3	.2(7)	Bylaws of the Company.

3	.3(12)	Certificate of Amendment to the Bylaws of the Company.

4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.

10	.1(15)*	The Company’s amended and Restated Employee Stock Purchase Plan.

10	.2(15)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.

10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.

10	.4(8)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.

10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.

10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.

10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.

10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

Exhibit
No.		Description

10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.

10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.

10	.19(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.

10	.20(14)*	The Company’s Deferred Compensation Plan.

10.21		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.

10.22		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).

10.23		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).

10.24		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).

10.25		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.

10.26		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).

10.27		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).

10.28		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).

10.29		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).

10.30		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

10.31		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).

10.32		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).

21.1		Subsidiaries of the Company.

23.1		Consent of Deloitte & Touche LLP.

24.1		Power of Attorney (see signature page).

31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(15)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 8, 2004.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 8, 2005.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel J. Warmenhoven Daniel J. Warmenhoven	Chief Executive Officer, Director (Principal Executive Officer)	July 8, 2005

/s/ Donald T. Valentine Donald T. Valentine	Chairman of the Board, Director	July 8, 2005

/s/ Steven J. Gomo Steven J. Gomo	Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 8, 2005

/s/ Alan Earhart Alan Earhart	Director	July 8, 2005

/s/ Carol A. Bartz Carol A. Bartz	Director	July 8, 2005

/s/ Nicholas G. Moore Nicholas G. Moore	Director	July 8, 2005

Signature	Title	Date

/s/ Mark Leslie Mark Leslie	Director	July 8, 2005

/s/ Robert T. Wall Robert T. Wall	Director	July 8, 2005

/s/ Dr. Sachio Semmoto Dr. Sachio Semmoto	Director	July 8, 2005

/s/ George T. Shaheen George T. Shaheen	Director	July 8, 2005

/s/ Jeffry R. Allen Jeffry R. Allen	Director	July 8, 2005

SCHEDULE II.
NETWORK APPLIANCE, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 30, 2005, 2004 and 2003

		Additions
		Charged
	Balance at	(Credited) to		Balance
	Beginning	Costs and	Deductions and	at End of
Description	of Period	Expenses	Write-Offs	Period

	(In thousands)
Allowance for doubtful accounts:
2005	$5,071	$1,110	$736	$5,445
2004	$5,355	$(259)	$25	$5,071
2003	$8,416	$(1,696)	$1,365	$5,355

EXHIBIT INDEX

Exhibit
No.		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).

2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

3	.1(7)	Certificate of Incorporation of the Company.

3	.2(7)	Bylaws of the Company.

3	.3(12)	Certificate of Amendment to the Bylaws of the Company.

4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.

10	.1(15)*	The Company’s amended and Restated Employee Stock Purchase Plan.

10	.2(15)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.

10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.

10	.4(8)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.

10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.

10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.

10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.

10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.

10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.

10	.19(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.

10	.20(14)*	The Company’s Deferred Compensation Plan.

10.21		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.

10.22		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).

10.23		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).

10.24		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).

10.25		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.

10.26		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).

10.27		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).

10.28		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).

10.29		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).

Exhibit
No.	Description

10.30	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

10.31	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).

10.32	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(15)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 8, 2004.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.