Form 10-Q
period 2005-07-29
NETWORK APPLIANCE INC
filed 2005-09-02
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Class	Outstanding at July 29, 2005

Common Stock	367,932,522

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
NETWORK APPLIANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	July 29,	April 30,
	2005	2005

ASSETS
Current Assets:
Cash and cash equivalents	$231,585	$193,542
Short-term investments	983,153	976,423
Accounts receivable, net of allowances of $5,037 at July 29, 2005 and $5,445 at April 30, 2005	239,015	296,885
Inventories	40,343	38,983
Prepaid expenses and other	32,663	32,472
Deferred income taxes	35,558	37,584

Total current assets	1,562,317	1,575,889
Property and Equipment, net	443,760	418,749
Goodwill	297,661	291,816
Intangible Assets, net	23,982	21,448
Other Assets	68,943	64,745

	$2,396,663	$2,372,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$80,579	$83,572
Income taxes payable	14,251	20,823
Accrued compensation and related benefits	66,839	100,534
Other accrued liabilities	55,414	53,262
Deferred revenue	278,705	261,998

Total current liabilities	495,788	520,189
Long-Term Deferred Revenue	206,705	187,180
Long-Term Obligations	3,340	4,474

Total liabilities	705,833	711,843

Stockholders’ Equity:
Common stock (385,761 shares at July 29, 2005 and 381,509 shares at April 30, 2005)	386	381
Additional paid-in capital	1,418,974	1,347,352
Deferred stock compensation	(17,633)	(15,782)
Treasury stock (17,828 shares at July 29, 2005 and 14,566 shares at April 30, 2005)	(424,618)	(329,075)
Retained earnings	722,098	661,978
Accumulated other comprehensive loss	(8,377)	(4,050)

Total stockholders’ equity	1,690,830	1,660,804

	$2,396,663	$2,372,647

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended

	July 29,	July 30,
	2005	2004

Revenues:
Product revenue	$394,630	$324,627
Service revenue	53,773	33,794

Total revenues	448,403	358,421

Cost of Revenues:
Cost of product revenue	133,755	114,215
Cost of service revenue	41,162	29,248

Total cost of revenues	174,917	143,463

Gross margin	273,486	214,958

Operating Expenses:
Sales and marketing	137,299	103,311
Research and development	50,802	38,703
General and administrative	21,041	16,882
Stock compensation(1)	2,028	2,104
Restructuring recoveries	(1,256)	—

Total operating expenses	209,914	161,000

Income from Operations	63,572	53,958
Other Income (Expense), net:
Interest income	9,048	4,082
Other expenses, net	(272)	(912)
Net gain on investments	33	—

Total other income, net	8,809	3,170

Income before Income Taxes	72,381	57,128
Provision for Income Taxes	12,261	10,266

Net Income	$60,120	$46,862

Net Income per Share:
Basic	$0.16	$0.13

Diluted	$0.16	$0.13

Shares Used in per Share Calculations:
Basic	367,438	356,743

Diluted	386,383	372,974

(1) Stock compensation includes:
Sales and marketing	$515	$510
Research and development	1,358	1,384
General and administrative	155	210

	$2,028	$2,104

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Three Months Ended

	July 29,	July 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$60,120	$46,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,756	13,242
Amortization of intangible assets	2,671	2,333
Amortization of patents	495	450
Stock compensation	2,028	2,104
Net gain on investments	(33)	(29)
Net loss on disposal of equipment	404	7
Allowance for doubtful accounts	(379)	(154)
Deferred rent	48	90
Changes in assets and liabilities:
Accounts receivable	57,892	(5,757)
Inventories	(4,998)	(3,331)
Prepaid expenses and other assets	(3,997)	(1,429)
Accounts payable	(2,691)	(1,075)
Income taxes payable	9,648	4,851
Accrued compensation and related benefits	(32,418)	(14,535)
Other accrued liabilities	(1,302)	2,697
Deferred revenue	36,716	30,342

Net cash provided by operating activities	138,960	76,668

Cash Flows from Investing Activities:
Purchases of investments	(222,787)	(148,646)
Redemptions of investments	213,977	139,045
Increase in restricted cash	(1,504)	—
Purchases of property and equipment	(33,538)	(32,265)
Proceeds from sales of investments	62	298
Purchases of equity securities	(275)	—
Purchase of business, net of cash acquired	(11,831)	—

Net cash used in investing activities	(55,896)	(41,568)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	50,763	23,202
Tax withholding payments reimbursed by restricted stock	(419)	—
Repurchases of common stock	(95,543)	(47,742)

Net cash used in financing activities	(45,199)	(24,540)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	178	334
Net Increase in Cash and Cash Equivalents	38,043	10,894
Cash and Cash Equivalents:
Beginning of period	193,542	92,328

End of period	$231,585	$103,222

Noncash Investing and Financing Activities:
Conversion of evaluation inventory to fixed assets	$3,638	$2,729
Deferred stock compensation, net of reversals	$2,634	$(546)
Income tax benefit from employee stock transactions	$16,289	$5,692
Acquisition of property and equipment on account	$3,561	$—
Options assumed for acquired business	$2,314	$—
Supplemental cash flow information:
Income taxes paid	$2,014	$6,826
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
      We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first quarters of fiscal 2006 and 2005 were both 13-week fiscal periods.
      These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2005. The results of operations for the three-month period ended July 29, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

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
      We recorded $1,982 and $2,027 of deferred compensation expense for the three-month periods ended July 29, 2005 and July 30, 2004, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant (discontinued as of December 31, 2004) and the award of restricted stock to certain employees.
      Based on deferred stock compensation recorded at July 29, 2005, estimated future deferred stock compensation amortization for the remainder of fiscal year 2006, fiscal years 2007, 2008 and 2009 are expected to be $5,981, $6,550, $4,385 and $718, respectively, and none thereafter.
      We recorded $46 and $77 in compensation expense in the three-month periods ending July 29, 2005 and July 30, 2004, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member.
      Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the impact on net income and net income per share would be as follows:

	Three Months Ended

	July 29,	July 30,
	2005	2004

Net income as reported	$60,120	$46,862
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	1,217	1,216
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(24,648)	(18,551)

Pro forma net income	$36,689	$29,527

Basic net income per share, as reported	$0.16	$0.13

Diluted net income per share, as reported	$0.16	$0.13

Basic net income per share, pro forma	$0.10	$0.08

Diluted net income per share, pro forma	$0.09	$0.08

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories
      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	July 29,	April 30,
	2005	2005

Purchased components	$18,642	$15,784
Work in process	1,063	686
Finished goods	20,638	22,513

	$40,343	$38,983

6.	Goodwill and Intangible Assets
      Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment in fiscal 2005 and concluded that goodwill was not impaired. In the first quarter of fiscal 2006, there were no indicators that would suggest the impairment of goodwill and intangible assets.
      During May 2005, we acquired Alacritus Inc. (“Alacritus”) and recorded goodwill of $5,845 and intangible assets of $5,700 resulting from the allocation of the purchase price. See Note 14, “Business Combination.”
      Balances as of July 29, 2005 and April 30, 2005 are summarized as follows:

		July 29, 2005			April 30, 2005

	Amortization Period	Gross	Accumulated		Gross	Accumulated	Net
	(Years)	Assets	Amortization	Net Assets	Assets	Amortization	Assets

Intangible Assets:
Patents	5	$10,040	$(3,962)	$6,078	$10,040	$(3,467)	$6,573
Existing technology	5	38,525	(21,620)	16,905	33,525	(20,512)	13,013
Trademarks/tradenames	3	280	(134)	146	280	(111)	169
Customer Contracts/ relationships	1.5	1,100	(1,069)	31	1,100	(885)	215
Covenants Not to Compete	1.5 — 2	8,310	(7,488)	822	7,610	(6,132)	1,478

Total Intangible Assets, Net		$58,255	$(34,273)	$23,982	$52,555	$(31,107)	$21,448

      Amortization expense for identified intangible assets is summarized below:

	Three Months Ended

	July 29,	July 30,
	2005	2004

Patents	$495	$450
Existing technology	1,108	858
Other identified intangibles	1,563	1,475

	$3,166	$2,783

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on the identified intangible assets recorded at July 29, 2005, the future amortization expense of identified intangibles for the remainder of fiscal 2006 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount

Remainder of Fiscal 2006	$5,385
2007	6,838
2008	6,414
2009	4,196
2010	1,149
Thereafter	—

Total	$23,982

7.	Derivative Instruments
      As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use derivative financial instruments, principally currency forward contracts and currency options, to attempt to minimize the impact of exchange rate movements on our balance sheet and operating results. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. These programs reduce, but do not always entirely eliminate, the impact of currency exchange movements. The maturities of these instruments are generally less than one year.
      Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or equity investments. Our major foreign currency exchange exposures and related hedging programs are described below:

Balance Sheet Exposures. We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three-month period ended July 29, 2005, net gains generated by hedged assets and liabilities totaled $3,450 and were offset by losses on the related derivative instruments of $3,713. For the three-month period ended July 30, 2004, net gains generated by hedged assets and liabilities totaled $1,288, and were offset by losses on the related derivative instruments of $2,216.

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

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For the three-month periods ended July 29, 2005 and July 30, 2004, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of July 29, 2005, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $224,220. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

8.	Earnings Per Share
      Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding excluding unvested restricted stock for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options and restricted stock awards.
      During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the three-month periods ended July 29, 2005 and July 30, 2004 as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended July 29, 2005 and July 30, 2004, 17,969 and 27,992 shares of common stock options with a weighted average exercise price of $49.80 and $38.88, respectively, were excluded from the diluted net income per share computation.
      The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended

	July 29,	July 30,
	2005	2004

Net Income (Numerator):
Net income, basic and diluted	$60,120	$46,862

Shares (Denominator):
Weighted average common shares outstanding	367,842	357,290
Weighted average common shares outstanding subject to repurchase	(404)	(547)

Shares used in basic computation	367,438	356,743
Weighted average common shares outstanding subject to repurchase	404	547
Common shares issuable upon exercise of stock options	18,541	15,684

Shares used in diluted computation	386,383	372,974

Net Income Per Share:
Basic	$0.16	$0.13

Diluted	$0.16	$0.13

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

Stock Repurchase Program
      In the first quarter of fiscal 2006, our Board of Directors approved an increase in the amount authorized to be used to repurchase common shares from $350,000 to $650,000. Share repurchase activities for the first quarters of fiscal 2006 and 2005, were as follows:

	Three Months Ended

	July 29,	July 30,
	2005	2004

Shares repurchased	3,262	2,460
Cost of shares repurchased	$95,543	$47,742
Average price per share	$29.29	$19.41
      Since the inception of the stock repurchase program through July 29, 2005, we have purchased a total of 17,828 shares of our common stock at an average price of $23.82 per share for an aggregate purchase price of $424,618. At July 29, 2005, $225,382 remained available for repurchases under the plan.

Comprehensive Income
      The components of comprehensive income, were as follows:

	Three Months Ended

	July 29,	July 30,
	2005	2004

Net income	$60,120	$46,862
Currency translation adjustment	(1,838)	(1,363)
Unrealized loss on investments	(4,106)	(1,307)
Unrealized gain (loss) on derivatives	1,617	(656)

Comprehensive income	$55,793	$43,536

      The components of accumulated other comprehensive loss were as follows:

	July 29,	April 30,
	2005	2005

Accumulated translation adjustments	$(556)	$1,283
Accumulated unrealized loss on available-for-sale investments	(9,549)	(5,444)
Accumulated realized gain on derivatives	1,728	111

Total accumulated other comprehensive loss	$(8,377)	$(4,050)

10.	Restructuring Charges
      In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As of July 29, 2005, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5,850. The restructuring charge included $813 of severance-related amounts, $4,564 of committed excess facilities and facility closure expenses, and $473 in fixed assets write-offs. Of the restructuring reserve balance at July 29,

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, $566 was included in other accrued liabilities and the remaining $2,591 was classified as long-term obligations, all relating to the facility charges for the second restructuring.
      Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the first quarter of fiscal 2006, we recorded a reduction in restructuring reserve of $1,256 resulting from the execution of new sublease agreement for our Tewksbury facility.
      The following analysis sets forth the changes in the restructuring reserve for the three months ended July 29, 2005 (in thousands):

Facility
Accrual

Reserve balance at April 30, 2004	$5,208
Cash payments	(705)
Reserve balance at April 30, 2005	4,503
Cash payments	(90)
Adjustments	(1,256)

Reserve balance at July 29, 2005	$3,157

11.	Short-Term Investments
      All our investments are classified as available for sale at July 29, 2005 and April 30, 2005. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity. Realized gains or losses on sales of investments are computed based upon specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred and there were none as of July 29, 2005. The unrealized losses on these investments at July 29, 2005 were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired at July 29, 2005.
      Beginning in the third quarter of fiscal 2005, we have classified all investments in auction rate securities as short-term investments. To conform to current period presentation, we have reclassified $124,823 of auction rate securities from cash equivalents to short-term investments for the first quarter of fiscal 2005. The impact on the Consolidated Statements of Cash Flows was a decrease in cash used for investing activities of $25,019 for the first quarter of fiscal 2005. The reclassification had no impact on the Consolidated Statements of Income or Cash Flows from Operations for any of the periods presented.

12.	New Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We are currently evaluating the provision and do not expect that our adoption in the fourth quarter of fiscal 2006 will have a material impact on our results of operations or financial condition.
      In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. SAB No. 107 became effective on March 29, 2005. It did not have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”. Generally, the requirements of SFAS 123R are similar to those of SFAS 123. However, SFAS 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. The effective date of the new standard for our consolidated financial statements is the first fiscal quarter of fiscal 2007, which begins on May 1, 2006.
      SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method and also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. We have not yet determined which method we will select for our adoption of SFAS 123R.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options through our consolidated statements of operations but rather, discloses the effect in its consolidated financial statement footnotes. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our reported results of operations. However, the impact of the adoption of SFAS 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future as well as other variables that effect the fair market value estimates, which cannot be forecasted at this time.
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
      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”

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
      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 Inventory Costs (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal 2007, which begins on May 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on evaluating and recording impairment losses on debt and equity investments and requires additional disclosures for those investments. In September 2004, the FASB delayed the measurement and recognition provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective. We will evaluate the impact of EITF Issue No. 03-01 once final guidance is issued.

13.	Commitments and Contingencies
      The following summarizes our commitments and contingencies at July 29, 2005, and the effect such obligations may have on our future periods:

Contractual Obligations:	2006	2007	2008	2009	2010	Thereafter	Total

Rent operating lease payments(1)	$11,480	$12,367	$12,399	$12,149	$9,691	$30,075	$88,161
Equipment operating lease payments	3,778	3,628	2,674	1,291	10	—	11,381
Venture capital funding commitments(2)	389	519	507	494	482	508	2,899
Purchase commitments and other(3)	552	605	5	2	—	—	1,164
Capital Expenditures(4)	14,291	319	—	—	—	—	14,610
Communications & Maintenance(5)	4,383	1,716	675	67	29	—	6,870

Total Contractual Cash Obligations	$34,873	$19,154	$16,260	$14,003	$10,212	$30,583	$125,085

Other Commercial Commitments:	2006	2007	2008	2009	2010	Thereafter	Total

Lines of Credit(6)	$450	$—	$—	$—	$—	$337	$787
Restricted Cash(7)	1,674	532	642	455	42	2,224	5,569

Total Commercial Commitments	$2,124	$532	$642	$455	$42	$2,561	$6,356

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are also leased under operating leases which expire through fiscal 2015. We are

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $120 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude lease payments which are accrued as part of our 2002 restructurings and include only rent lease commitments that are over one year.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us. Other examples include minimum cash commitments relating to facilities and utilities. Purchase commitments and other excludes (a) purchases of goods and services we expect to consume in the ordinary course of business in the next 12 months; (b) open purchase orders that represent an authorization to purchase rather than a binding agreement; (c) agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(4)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(5)	Under certain communications contracts with major telephone companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in April 2010.

(6)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.

(7)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements, and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.
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

14.	Business Combinations
      On May 2, 2005, we acquired Alacritus, Inc., a privately held company based in Pleasanton, California, that develops and sells disk-based data protection software solutions. Under terms of the agreement, we paid Alacritus $11,000 in cash and assumed options to acquire 79 shares of common stock at an average price of $26.37 per share and 43 shares of restricted stock units at $0 per share. We also incurred certain transaction costs and assumed certain operating assets and liabilities. The historical operations of Alacritus were not significant.
      In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options and restricted stock units assumed in

NETWORK APPLIANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Alacritus acquisition as deferred stock compensation. Such deferred stock compensation which aggregated $1,199, is recorded as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet and will be amortized over the vesting term of the related options.
      The acquisition was accounted for under the purchase method of accounting. The total purchase price for Alacritus is summarized below:

Alacritus

Total Purchase Price:
Cash consideration	$11,000
Value of options assumed	2,314
Transaction costs	337

$13,651

      The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

		Amortization
		Period (Years)

Purchase Price Allocation:
Fair value of tangible assets acquired	$67
Intangible assets:
Existing/ Core Technology	5,000	5
Covenants Not to Compete	700	2
Goodwill	5,844
Fair value of liabilities assumed	(810)
Deferred stock compensation	1,199
Deferred income taxes	1,651

	$13,651

15.	Subsequent Events
      On August 26, 2005, Network Appliance, Inc. completed its acquisition of Decru, Inc. (“Decru”), a Delaware corporation that develops and sells encryption software and appliances to secure network data storage, pursuant to an Agreement and Plan of Merger and Reorganization, by and among Network Appliance Inc., Decru, Dolphin Acquisition Corp., a wholly-owned subsidiary of the Registrant, and certain other parties, dated June 15, 2005 (the “Merger”).
      In connection with the closing of the Merger, we issued to the stockholders of Decru 8,245 shares of Common Stock, par value $0.001 per share, and assumed all options to purchase Decru common stock granted under the Decru, Inc. 2001 Equity Incentive Plan that were outstanding at the closing of the Merger, which options shall be exercisable for an aggregate of 1,926 shares of our Common Stock. In addition, we paid to the Decru stockholders approximately $54,480 in cash, of which approximately $34,049 has been placed in escrow to secure the Decru stockholders’ indemnification obligations to us pursuant to the Agreement and Plan of Merger and Reorganization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our belief that our new FAS3000 will be a very competitive product; (2) our expectation that units shipped of the FAS3000 will increase and FAS960 and R200 units will continue to decline; (3) our expectation that the FAS960 and R200 products will be gradually replaced by the FAS3000 series and next-generation products for the remainder of fiscal 2006; (4) our expectation to see growth in the number of units shipped for our next-generation R210 NearStore products; (5) our belief in the competitiveness of our products and our ability to grow our business; (6) our belief that our products continue to offer the best price-performance value in the industry; (7) our expectation to continue to introduce new products and to deliver our next-generation operating systems and data protection solutions; (8) our plan to invest in the people, processes and systems necessary to best optimize our revenue growth; (9) our expectation that higher discount associated with high-end storage systems will negatively affect our gross margin; (10) our estimates of future intangibles and stock compensation amortization expense relating to our acquisitions; (11) our expectation that service margins will vary over time; (12) our expectation that we will continue to add sales capacity; (13) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (14) our intention to continuously broaden our existing product offerings and introduce new products; (15) our estimates regarding future capitalized patents amortization expenses and future amortization of existing technology; (16) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (17) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2006; (18) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2006; (19) our expectation that we may repatriate foreign earnings and pay taxes under the Jobs Act; (20) our expectation regarding estimated future deferred stock compensation amortization expenses and future covenants not to compete; (21) our expectation that interest income will increase for the remainder of fiscal 2006; (22) our expectations regarding our contractual cash obligations and other commercial commitments at July 29, 2005 for the remainder of fiscal 2006 and fiscal years 2007 through 2010 and thereafter, which we anticipate will be approximately $134.6 million in the aggregate; (23) our expectation that capital expenditures will increase consistent with our business growth; (24) our expectation that our existing facilities and those currently being developed, will be sufficient for our needs for at least the next two years and that our contractual commitments, including operating leases, and any required capital expenditures over the next few years will be funded through cash from operations and existing cash and investments; (25) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (26) our belief that foreign currency hedging contracts will not subject us to significant credit risk; (27) our belief that we have been able to compete successfully with our principal competitors based on the superior technology of our products; (28) our intent to regularly introduce new products and product enhancements; (29) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (30) our intention to continue to establish and maintain business relationships with technology companies; (31) the possibility that we will continue to engage in future acquisitions; (32) our expectation that we will increasingly rely on our indirect sales channel for a significant portion of our revenue; (33) our expectation that the ultimate costs to resolve any outstanding legal claims or proceedings will not be material to our business; (34) our expectation that companies in the appliance market will increasingly be subject to infringement claims as the industry grows; (35) our expectation that the value of our investments will not decline significantly because of changes in market interest rates, (36) our expectation regarding ATA’s future impact on the storage market; (37) our expectation that our investments in emerging technologies will contribute to our long term growth; (38) cash from operating activities may fluctuate in future periods, and (39) our expectation that we will acquire products and businesses complementary to our business, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
First Quarter Fiscal 2006 Overview
      Revenues for the first quarter of fiscal 2006 were $448.4 million, which grew 25.1% year over year and decreased 0.8% sequentially over the previous quarter. We experienced a revenue shortfall relative to the targets we stated on our May 25, 2005 earnings conference call. We believe the principal factor impacting our revenue was the product transition to our new midrange FAS3000 series. The launch of our new midrange products impacted our revenues in two main ways. First, the May 23, 2005 introduction of the FAS3000 products caused evaluation periods for many of our sales engagements to be extended. We experienced delays in customer purchase decisions while our customers evaluated these new products, both competitively and compared to our other product lines. Approximately 90% of the FAS3000 Series orders came in the last month of the quarter, with a significant number of orders for the FAS3000 series received in the last few days of the quarter. As a result, many of these orders could not be recognized before the quarter ended, causing a large concentration of FAS3000 units in our backlog coming into the second quarter of fiscal 2006. Secondly, the FAS3000 caused a greater decline in units shipped of both our FAS960 and NearStore products than we had anticipated, which also contributed to the shortfall.
      Our new FAS3000 series delivers the best value and cost per megabyte to our customers by utilizing lower-cost ATA drives combined with our patented RAID-DP protection and our FlexVoltm technology. This combination allows more cost-effective Advanced Technology Attachment (“ATA”) drives to be used safely in primary storage applications, which we believe will be a competitive product in the marketplace.
      As a result, we expect units shipped of the FAS3000 to increase and units of the FAS960 and Nearstore R200 to continue to decline in the second quarter of fiscal 2006. We expect the FAS960 and low-capacity NearStore products to be gradually replaced by the FAS3000 series products. However, this shift to the FAS3000 may continue to negatively impact our revenue in the near term as the dollar value of deals will be lower compared to the FAS960 and R200 products. We expect to see growth in the number of NearStore units shipped when we introduce the next-generation R210 with a lower entry price and upgradeability to cluster failover capabilities later in fiscal 2006.
      Despite the revenue shortfall resulting from transitional issues affecting our short-term performance, we believe our business fundamentals remain intact. We remain confident in the competitiveness of our products and in our ability to grow our business over the long term. We continue to make progress across many areas of the organization, including broadening and enhancing our enterprise solutions, supporting our channel/partners, and deepening our professional services coverage. We believe our products continue to offer the best price-performance value in the industry, and we further extended our ability to help customers do “more-with-less” with the introduction of our FAS 3000 midrange series.
      Continued revenue growth is dependent on the introduction and market acceptance of our new products. In fiscal 2006, we expect to continue to introduce new products, deliver our next-generation operating system with enhanced storage grid functionality and offer a comprehensive suite of data protection solutions. If we fail to timely introduce new products or successfully integrate acquired technology into our existing architecture, or if there is no or reduced demand for these or our current products, we may experience a decline in revenue. We plan to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

First Quarter Fiscal 2006 Financial Performance

•	Our revenues for the first quarter of fiscal 2005 were $448.4 million, a 25.1% increase over the same period a year ago. This represented a decrease of 0.8% sequentially over the last quarter. This year-over-year increase in revenue from our new mid-range FAS3020, FAS3050 products, FAS980 and FAS270 products was partially offset by a decline in revenue of our FAS960, FAS940 and NearStore R200 products compared to the same quarter a year ago.

•	Our overall gross margins improved to 61.0% in the three-month period ended July 29, 2005 from 60.0% in the same period a year ago. The improvement in our gross margin was primarily attributable to a favorable change in product and add-on software mix and improved services margin.

•	Net income for the first quarter of fiscal 2005 increased 28.3% to $60.1 million compared to net income of $46.9 million for the same period a year ago.

•	With the exception of long-term restructuring and deferred rent liabilities totaling $3.3 million, our balance sheet as of July 29, 2005 remains debt-free, with cash, cash equivalents and investments of $1,214.7 million due primarily to our net income and the related cash generated from operations partially offset by cash repurchases of our common stock of $95.5 million. Days Sales Outstanding decreased to 49 days as of July 29, 2005 compared to 60 days as of April 30, 2005. Inventory turns were 17.2 times and 17.9 times as of July 29, 2005 and April 30, 2005, respectively. Deferred revenue increased to $485.4 million as of July 29, 2005 from $449.2 million reported as of April 30, 2005 due to higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers. Capital purchases of plant, property and equipment for the three-month period ended July 29, 2005 were $33.5 million.
Results of Operations
      The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months
	Ended

	July 29,	July 30,
	2005	2004

Revenues:	100.0%	100.0%
Product revenue	88.0	90.6
Service revenue	12.0	9.4
Cost of Revenues:
Cost of product revenue	29.8	31.8
Cost of service revenue	9.2	8.2

Gross margin	61.0	60.0

Operating Expenses:
Sales and marketing	30.6	28.8
Research and development	11.3	10.8
General and administrative	4.7	4.7
Stock compensation	0.5	0.6
Restructuring recoveries	(0.3)	—

Total operating expenses	46.8	44.9

	Three Months
	Ended

	July 29,	July 30,
	2005	2004

Income from Operations	14.2	15.1
Other Income (Expense), net:
Interest income	2.0	1.1
Other expenses, net	(0.1)	(0.2)
Net gain on investments	—	—

Total other income, net	1.9	0.9

Income before Income Taxes	16.1	16.0
Provision for Income Taxes	2.7	2.9

Net Income	13.4%	13.1%

Discussion and Analysis of Results of Operations
      Product Revenues — Product revenues increased by 21.6% to $394.6 million for the first quarter of fiscal 2006, from $324.6 million for the first quarter of fiscal 2005. Product revenues growth was primarily in the U.S. and Europe. The increase in product revenues year over year was specifically attributable to increased software licenses and software subscriptions partially offset by lower average selling prices caused by a mix shift towards ATA in primary storage, enabled by our new mid-range FAS3000 series compared to our FAS960 and R200 products.
      Product revenues were favorably impacted by the following factors:

•	increased revenues from our new and current product portfolio, such as: FAS3020 and FAS3050, FAS980, and FAS270 filer products and add-on software;

•	increased sales of software subscriptions representing 12.0% and 10.2% of total revenues for the three-month periods ended July 29, 2005 and July 30, 2004, respectively; and

•	increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors and OEM partners, representing 50.4% and 45.9% of total revenues for the three-month periods ended July 29, 2005 and July 30, 2004, respectively.
      Product revenues were negatively impacted by the following factors:

•	a mix shift to ATA in primary storage enabled by our new midrange FAS 3000 series, driving down units shipped and revenues from our FAS960, FAS940 and NearStore R200 products;

•	longer evaluation periods with our new mid-range products causing delays in customer purchase decisions;

•	lower average selling prices associated with the new FAS3000 series using a mix of ATA and fibre channel drives;

•	lower-cost-per-megabyte disks; and

•	declining average selling prices and unit sales of our older products.
      We cannot assure you that we will be able to maintain or increase market demand for our products.
      Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 59.1% to $53.8 million in the first quarter of fiscal 2006, from $33.8 million in the first quarter of fiscal 2005.
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
      While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2006.
      Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 12.0% and 9.4% of total revenues for the three-month periods ended July 29, 2005 and July 30, 2004, respectively.
      International total revenues — International total revenues (including United States exports) increased by 21.7% for the three-month period ended July 29, 2005 as compared to the same period in fiscal 2005. International total revenues were $181.6 million, or 40.5% of total revenues for the three-month periods ended July 29, 2005. International total revenues were $149.3 million, or 41.6% of total revenues for the three-month period ended July 30, 2004. The increase in international sales was primarily a result of European net revenues growth, driven by increased demand for our solutions portfolio, new customers and higher storage spending in certain geographic regions, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2006.
      Product Gross Margin — Product gross margin increased to 66.1% for the first quarter of fiscal 2006, from 64.8% for the first quarter of fiscal 2005.
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
      We expect higher disk content associated with high-end storage systems will negatively affect our gross margin in the future if not offset by increases in software revenue and new higher-margin products.
      Amortization of existing technology included in cost of product revenues was $1.1 million and $0.9 million for the three-month periods ended July 29, 2005 and July 30, 2004, respectively. Estimated future amortization of existing technology to cost of product revenues relating to our Spinnaker and Alacritus acquisitions will be $3.3 million for the remainder of fiscal 2006, $4.4 million for fiscal years 2007 and 2008, $3.7 million for fiscal year 2009; $1.0 million for fiscal year 2010; and none thereafter.
      Service Gross Margin — Service gross margin increased to 23.5% in the first quarter of fiscal 2006 as compared to 13.5% in the first quarter of fiscal 2005. Cost of service revenue increased by 40.7% to $41.2 million in the first quarter of fiscal 2006, from $29.2 million in the first quarter of fiscal 2005.
      The improvement in service gross margin for the first quarter of fiscal 2006 compared to the same quarter in fiscal 2005 was primarily due to an increase in services revenue and improved headcount utilization partially offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In fiscal 2006, we expect service margin to be in the mid 20% range, as we continue to build out our service capability and capacity to support our growing enterprise customers and new products.
      Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 32.9% to $137.3 million for the first quarter of fiscal 2006, from $103.3 million for the first quarter of fiscal 2005. These expenses were 30.6% and 28.8% of total revenues for the first quarters of fiscal 2006 and fiscal 2005, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions.
      Amortization of Spinnaker trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $0.2 million for both three-month periods ended July 29, 2005 and July 30, 2004. Estimated future amortization of trademarks, tradenames, customer contracts and relationships relating to the Spinnaker acquisition and included in sales and marketing expenses will be $0.1 million for the remainder of fiscal 2006, and $0.1 million for fiscal 2007 and none thereafter.
      Sales and marketing headcount increased to 2,010 at July 29, 2005 from 1,515 at July 30, 2004. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.
      Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents.
      Research and development expenses increased 31.3% to $50.8 million for the first quarter of fiscal 2006 from $38.7 million for the first quarter of fiscal 2005. These expenses represented 11.3% and 10.8% of total revenues for the first quarters of fiscal 2006 and 2005, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, partially offset by cost control, and reduction in discretionary spending efforts. Research and development headcount increased to 886 as of July 29, 2005 compared to 687 as of July 30, 2004. For both the three-month periods ended July 29, 2005 and July 30, 2004, no software development costs were capitalized.
      Included in research and development expenses is capitalized patents amortization of $0.5 million for both the three-month periods ended July 29, 2005 and July 30, 2004, respectively. Based on capitalized patents recorded at July 29, 2005, estimated future capitalized patents amortization expenses for the remainder of fiscal 2006 will be $1.5 million, $2.0 million for fiscal years 2007, 2008, $0.5 million in fiscal 2009, $0.2 million in fiscal 2010, and none thereafter.
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

      General and Administrative — General and administrative expenses increased 24.6% to $21.0 million for the first quarter of fiscal 2006, from $16.9 million for the first quarter of fiscal 2005. These expenses represented 4.7% of total revenues for both the first quarters of fiscal 2006 and 2005. This increase in absolute dollars was primarily due to higher legal expenses and professional fees for general corporate matters including patents, higher performance-based payroll expenses due to higher profitability and higher headcount growth.
      General and administrative headcount increased to 457 at July 29, 2005 from 348 at July 30, 2004. We believe that our general and administrative expenses will increase in absolute dollars for fiscal 2006 due to projected general and administrative headcount growth. Amortization of covenants not to compete included in general and administrative expenses was $1.4 million and $1.3 million for the three-month periods ended July 29, 2005 and July 30, 2004, respectively. Estimated future amortization of covenants not to compete relating to our acquisitions will be $0.5 million in the remainder of fiscal 2006 and $0.4 million for fiscal year 2007, and none thereafter.
      Stock Compensation — Stock compensation expenses were $2.0 million and $2.1 million in the three-month periods ended July 29, 2005 and July 30, 2004, respectively. The net decrease in deferred compensation expense year over year reflected deferred compensation expenses amortization from WebManage and the deferred salary compensation program recorded in the first quarter of fiscal 2005 that were fully amortized by the first quarter of fiscal 2006 partially offset by higher stock compensation relating to newly issued restricted stock awards and assumed options from the Alacritus acquisition in the first quarter of fiscal 2006. Based on deferred stock compensation recorded at July 29, 2005, estimated future deferred stock compensation amortization expenses are $6.0 million in the remainder of fiscal 2006, $6.5 million in fiscal 2007, $4.4 million in fiscal 2008 and $0.7 million in fiscal 2009 and none thereafter.
      Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As of July 29, 2005, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. As a result of this restructuring, we incurred a charge of $5.9 million. The restructuring charge included $0.8 million of severance-related amounts, $4.6 million of committed excess facilities and facility closure expenses, and $0.5 million in fixed assets write-offs. Of the reserve balance at July 29, 2005, $0.6 million was included in other accrued liabilities and the remaining $2.6 million was classified as long-term obligations, all relating to the facility charge for the second restructuring.
      Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the first quarter of fiscal 2006, we recorded a reduction in restructuring reserve of $1.3 million resulting from the execution of new sublease agreement for our Tewksbury facility.
      The following analysis sets forth the changes in the restructuring reserve for the three months ended July 29, 2005 (in thousands):

Facility
Accrual

Reserve balance at April 30, 2004	$5,208
Cash payments	(705)

Reserve balance at April 30, 2005	4,503
Cash payments	(90)
Adjustments	(1,256)

Reserve balance at July 29, 2005	$3,157

      Interest Income — Interest income was $9.0 million and $4.1 million for the first quarters of fiscal 2006 and 2005, respectively. The increase in interest income was primarily driven by higher cash and investment balances provided by operating activities and higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2006 as a result of rising average interest rates and higher cash and invested balances in a higher interest-rate portfolio environment.
      Other Income (Expense), Net — Other Income (Expense), Net, included net exchange losses from foreign currency transactions of $0.3 million and $0.9 million in the three-month periods ended July 29, 2005 and July 30, 2004, respectively. We believe that period-to-period changes in foreign exchange gain or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.
      Provision for Income Taxes — For the three-month period ended July 29, 2005, we applied an annual tax rate of 16.9% to pretax income versus 18.0% for the comparable period in the prior year. These rates reflect a favorable foreign tax ruling for our principal European subsidiary. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.
Liquidity and Capital Resources
      The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, other sources and uses of cash flow and potential tax opportunities on our liquidity and capital resources.

Balance Sheet and Other Cash Flows
      As of July 29, 2005, as compared to April 30, 2005, our cash, cash equivalents, and short-term investments increased by $44.8 million to $1,214.7 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $10.8 million to $1,066.5 million as of July 29, 2005, compared to $1,055.7 million as of April 30, 2005.
      During the three-month period ended July 29, 2005, we generated cash flows from operating activities of $139.0 million as compared with $76.7 million in the same period in fiscal 2005. The largest driver of this increase was the first quarter fiscal 2006 net income of $60.1 million as compared to $46.9 million in the same period in fiscal 2005. In addition to higher net income and noncash adjustments in the first quarter of fiscal 2006, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	An increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers, as well as renewals of existing maintenance agreements;

•	Increased income taxes payable, primarily reflecting higher profitability in the three-month period ended July 29, 2005 as compared to the same period in the prior year and lower tax payments compared to the same period in the prior year; and

•	Decreased accounts receivable balances due primarily to more linear shipments in the first quarter of fiscal 2006.
      The above factors were partially offset by the effects of:

•	Decreased accrued compensation and related benefits due to payout of higher commission and higher performance-based payroll expenses accrued in fiscal 2005 and paid in the first quarter of fiscal 2006 as compared the same period a year ago;

•	An increase in inventories due primarily to ramping up of purchased components in anticipation of revenue growth.

      We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.
      Capital expenditures for the three-month period ended July 29, 2005 were $33.5 million as compared to $32.3 million in the same period a year ago. We used net proceeds of $8.8 million and $9.6 million in the three-month periods ended July 29, 2005 and July 30, 2004, respectively, for net purchases/redemptions of short-term investments. Investing activities in the three-month period ended July 29, 2005 also included new investments in privately held companies of $0.3 million. In the first quarter of fiscal 2006, we acquired Alacritus for a purchase price of approximately $13.7 million, including assumed options, cash payments of $11.0 million and related transaction costs.
      We received $45.2 million and $24.5 million in the three-month periods ended July 29, 2005 and July 30, 2004, respectively, from net financing activities, which included sales of common stock related to employee stock transactions net of common stock repurchases. We repurchased 3.3 million and 2.5 million shares of common stock at a total of $95.5 million and $47.7 million during three-month periods ended July 29, 2005 and July 30, 2004, respectively. Other financing activities provided $50.8 million and $23.2 million in the three-month periods ended July 29, 2005 and July 30, 2004, respectively, which related to sales of common stock related to employee stock transactions. During the three-month period ended July 29, 2005, we withheld $0.4 million from certain employees’ exercised shares of their restricted stock to reimburse for federal, state, and local withholding taxes obligations.
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

Other Sources and Uses of Cash and Tax Opportunities
      The American Jobs Creation Act of 2004 (“the Jobs Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. The deduction is subject to a number of limitations, and we are currently considering recently issued Treasury and IRS guidance on the application of the deduction. We are not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $355.0 million might be repatriated, with a respective tax liability of up to $15.0 million. We expect to be in a position to finalize our analysis during our third quarter of fiscal 2006.
      For the three-month periods ended July 29, 2005 and July 30, 2004, we recorded tax benefits, in the form of reduced payments, of $16.3 million and $5.7 million, respectively, associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Contractual Cash Obligations and Other Commercial Commitments
      The following summarizes our contractual cash obligations and commercial commitments at July 29, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

Contractual Obligations:	2006	2007	2008	2009	2010	Thereafter	Total

Rent operating lease payments(1)	$11,480	$12,367	$12,399	$12,149	$9,691	$30,075	$88,161
Equipment operating lease payments	3,778	3,628	2,674	1,291	10	—	11,381
Venture capital funding commitments(2)	389	519	507	494	482	508	2,899
Purchase commitments and other(3)	552	605	5	2	—	—	1,164
Capital Expenditures(4)	14,291	319	—	—	—	—	14,610
Communications & Maintenance(5)	4,383	1,716	675	67	29	—	6,870
Restructuring Charges(6)	424	565	579	604	637	348	3,157

Total Contractual Cash Obligations	$35,297	$19,719	$16,839	$14,607	$10,849	$30,931	$128,242

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

Other Commercial Commitments:	2006	2007	2008	2009	2010	Thereafter	Total

Lines of Credit(7)	$450	$—	$—	$—	$—	$337	$787
Restricted Cash(8)	1,674	532	642	455	42	2,224	5,569

Total Commercial Commitments	$2,124	$532	$642	$455	$42	$2,561	$6,356

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal 2015. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $0.1 million has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (6) below.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us. Other examples include minimum cash commitments related to facilities and utilities. Purchase commitments and other excludes (a) purchases of goods and services we expect to consume in the ordinary course of business in the next 12 months; (b) open purchase orders that represent an authorization to purchase rather than a binding agreement; (c) agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(4)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(5)	Under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in April 2010.

(6)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.

(8)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements, and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

Capital Expenditure Requirements
      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment and enhancements to our worldwide infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California, Research Triangle Park (“RTP”), North Carolina and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to finance all our construction projects, including our contractual commitments, operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash and investments.

Off-Balance Sheet Arrangements
      As of July 29, 2005, our financial guarantees of $1.7 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.
      As of July 29, 2005, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $224.2 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.
      We offer both recourse and nonrecourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We initially defer 100% of the recourse lease receivable and recognize revenue over the term of the lease as the lease payments become due. As of July 29, 2005, and April 30, 2005, the maximum recourse exposure under such leases totaled approximately $8.3 million and $7.0 million, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.
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
      As of July 29, 2005, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We also do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in or relationship with, any special purpose entities.

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
      We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.
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

      These accounting estimates and policies should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2005.
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
      For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceuticals, and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability, and permanence (such as Rule 17(a)(4) of the Securities Exchange Act of 1934, as amended) in the United States and in the other countries in which we operate. If our products do not meet, and continue to comply with, these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and, therefore, we will not be able to expand our product offerings in these market and geographical segments at the rates for which we have forecast.
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
      We conduct business internationally. For the first quarter of fiscal year 2006, 40.5% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.
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
Market Interest and Interest Income Risk
      Interest and Investment Income — As of July 29, 2005, we had short-term investments of $983.2 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 29, 2005 would cause the fair value of these short-term investments to decline by approximately $2.9 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.
Foreign Currency Exchange Rate Risk
      We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at July 29, 2005, the gains or losses were included in other comprehensive income.
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

      The following table provides information about our foreign exchange forward and option contracts outstanding on July 29, 2005 (in thousands):

		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
CAD	Sell	7,784	$6,358	$6,359
ILS	Sell	10,648	$2,354	$2,354
EUR	Sell	115,360	$140,179	$139,985
GBP	Sell	19,333	$33,991	$33,912
ZAR	Sell	20,021	$3,030	$3,030
AUD	Buy	12,578	$9,504	$9,504
CHF	Buy	585	$455	$455
DKK	Buy	11,963	$1,949	$1,949
EUR	Buy	9,316	$11,272	$11,304
GBP	Buy	2,282	$3,992	$4,003
SEK	Buy	10,558	$1,364	$1,364
Option contracts:
EUR	Sell	6,000	$7,276	$7,344
GBP	Sell	1,500	$2,633	$2,657

Item 4.	Controls and Procedures
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
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of July 29, 2005, the end of the fiscal period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The table below sets forth activity in the first quarter of fiscal 2006:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
		Average	as Part of the	That May yet be
	Shares	Price Paid	Repurchase	Purchased Under the
Period	Purchased	per Share	Program(1)	Repurchase Program(2)

May 1, 2005 — May 31, 2005	—	$—	14,566,101	$320,925,379
June 1, 2005 — June 30, 2005	3,261,950	$29.29	17,828,051	$225,382,165
July 1, 2005 — July 29, 2005	—	$—	17,828,051	$225,382,165

Total	3,261,950	$29.29	17,828,051	$225,382,165

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	On May 24, 2005, our Board approved a new, incremental stock repurchase program in which up to $300.0 million of additional shares of our outstanding common stock may be purchased. The stock repurchase program may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      The information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 6.	Exhibits

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2.3		Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance, Inc., Dolphin Acquisition Corp., and Decru, Inc.

3	.1(1)	Certificate of Incorporation of the Company.

3	.2(1)	Bylaws of the Company.

3	.3(6)	Certificate of Amendment to the Bylaws of the Company.

4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.

4	.3(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan.

4	.4(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan

4	.5(7)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

4	.6(7)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 2, 2005.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 2, 2005.

32.1		Certification of Chief Executive Officer pursuant to 18 U .S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 2, 2005.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 2, 2005.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(7)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated September 2, 2005.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO

Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer
Date: September 2, 2005

EXHIBIT INDEX

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2.3		Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance, Inc., Dolphin Acquisition Corp., and Decru, Inc.

3	.1(1)	Certificate of Incorporation of the Company.

3	.2(1)	Bylaws of the Company.

3	.3(6)	Certificate of Amendment to the Bylaws of the Company.

4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.

4	.3(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan.

4	.4(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

4	.5(7)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

4	.6(7)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 2, 2005.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 2, 2005.

32.1		Certification of Chief Executive Officer pursuant to 18 U .S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 2, 2005.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 2, 2005.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(7)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated September 2, 2005.