Form 10-Q
period 2005-10-28
NETWORK APPLIANCE INC
filed 2005-12-06
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Class	Outstanding at October 28, 2005

Common Stock	372,105,868

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28,	April 30,
	2005	2005
	(In thousands — (unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$221,713	$193,542
Short-term investments	887,886	976,423
Accounts receivable, net of allowances of $5,815 at October 28, 2005 and $5,445 at April 30, 2005	325,855	296,885
Inventories	44,111	38,983
Prepaid expenses and other	30,444	32,472
Deferred income taxes	35,558	37,584

Total current assets	1,545,567	1,575,889
Property and Equipment, net	465,587	418,749
Goodwill	491,089	291,816
Intangible Assets, net	87,735	21,448
Other Assets	60,493	64,745

	$2,650,471	$2,372,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$93,370	$83,572
Income taxes payable	28,759	20,823
Accrued compensation and related benefits	88,974	100,534
Other accrued liabilities	57,760	53,262
Deferred revenue	307,007	261,998

Total current liabilities	575,870	520,189
Long-Term Deferred Revenue	227,547	187,180
Long-Term Obligations	3,441	4,474

Total liabilities	806,858	711,843

Stockholders’ Equity:
Common stock (396,258 shares at October 28, 2005 and 381,509 shares at April 30, 2005)	396	381
Additional paid-in capital	1,668,044	1,347,352
Deferred stock compensation	(32,358)	(15,782)
Treasury stock (24,152 shares at October 28, 2005 and 14,566 shares at April 30, 2005)	(573,639)	(329,075)
Retained earnings	792,816	661,978
Accumulated other comprehensive loss	(11,646)	(4,050)

Total stockholders’ equity	1,843,613	1,660,804

	$2,650,471	$2,372,647

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004
	(In thousands, except per share amounts — unaudited)

Revenues:
Product revenue	$424,776	$336,804	$819,405	$661,431
Service revenue	58,286	38,372	112,059	72,166

Total revenues	483,062	375,176	931,464	733,597

Cost of Revenues:
Cost of product revenue	141,104	111,728	274,858	225,943
Cost of service revenue	42,866	32,287	84,028	61,535

Total cost of revenues	183,970	144,015	358,886	287,478

Gross margin	299,092	231,161	572,578	446,119

Operating Expenses:
Sales and marketing	138,218	109,109	275,517	212,420
Research and development	56,037	40,650	106,839	79,353
General and administrative	21,566	17,870	42,607	34,752
In process research and development	5,000	—	5,000	—
Stock compensation(1)	3,344	2,139	5,372	4,243
Restructuring charges (recoveries)	645	—	(611)	—

Total operating expenses	224,810	169,768	434,724	330,768

Income from Operations	74,282	61,393	137,854	115,351
Other Income (Expense), net:
Interest income	9,651	6,103	18,699	10,185
Other income (expenses), net	(277)	90	(549)	(822)
Net gain on investments	68	—	101	—

Total other income, net	9,442	6,193	18,251	9,363

Income before Income Taxes	83,724	67,586	156,105	124,714
Provision for Income Taxes	13,006	12,257	25,267	22,523

Net Income	$70,718	$55,329	$130,838	$102,191

Net Income per Share:
Basic	$0.19	$0.15	$0.35	$0.29

Diluted	$0.18	$0.15	$0.34	$0.27

Shares Used in per Share Calculations:
Basic	371,002	357,787	369,220	357,265

Diluted	385,442	375,074	385,912	374,024

(1) Stock compensation includes:
Sales and marketing	$1,011	$570	$1,526	$1,080
Research and development	2,106	1,355	3,464	2,739
General and administrative	227	214	382	424

	$3,344	$2,139	$5,372	$4,243

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 28, 2005	October 29, 2004
	(In thousands — unaudited)

Cash Flows from Operating Activities:
Net income	$130,838	$102,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,084	26,652
In process research and development	5,000	—
Amortization of intangible assets	6,523	4,666
Amortization of patents	991	901
Stock compensation	5,372	4,243
Net gain on investments	(101)	(29)
Net loss on disposal of equipment	1,160	519
Allowance for doubtful accounts	346	403
Deferred rent	369	226
Changes in assets and liabilities:
Accounts receivable	(28,271)	(25,353)
Inventories	(13,565)	(5,993)
Prepaid expenses and other assets	(3,065)	5,999
Accounts payable	9,772	4,671
Income taxes payable	24,144	13,511
Accrued compensation and related benefits	(11,058)	3,801
Other accrued liabilities	(2,879)	(220)
Deferred revenue	85,775	60,355

Net cash provided by operating activities	241,435	196,543

Cash Flows from Investing Activities:
Purchases of investments	(333,797)	(348,948)
Redemptions of investments	418,573	263,302
Increase in restricted cash	(2,066)	—
Purchases of property and equipment	(63,012)	(47,511)
Proceeds from sales of investments	130	298
Purchases of equity securities	(6,950)	—
Purchase of business, net of cash acquired	(53,747)	—

Net cash provided by (used in) investing activities	(40,869)	(132,859)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	72,489	46,717
Tax withholding payments reimbursed by restricted stock	(602)	(43)
Repurchases of common stock	(244,564)	(83,013)

Net cash used in financing activities	(172,677)	(36,339)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	282	871
Net Increase in Cash and Cash Equivalents	28,171	28,216
Cash and Cash Equivalents:
Beginning of period	193,542	92,328

End of period	$221,713	$120,544

Noncash Investing and Financing Activities:
Conversion of evaluation inventory to fixed assets	$9,111	$4,751
Deferred stock compensation, net of reversals	$2,189	$(373)
Income tax benefit from employee stock transactions	$16,289	$14,677
Acquisition of property and equipment on account	$6,125	$—
Stock issued for acquisition	$191,874	$—
Options assumed for acquired business	$38,456	$—
Supplemental cash flow information:
Income taxes paid	$3,689	$10,172
Income taxes refund	$2,332	$10,572
See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data)
(Unaudited)

1.  The Company

Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992 and reincorporated in Delaware in November 2001. Network Appliance, Inc. is a leading supplier of enterprise storage and data management software and hardware products and services. Its solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data. Network Appliance solutions are the data management and storage foundation for many of the world’s leading corporations and government agencies.

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

We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first six months of fiscal 2006 and 2005 were both 26-week fiscal periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2005. The results of operations for the three and six-month period ended October 28, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

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

4.   Stock Compensation

We account for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Deferred compensation recognized under APB No. 25 is amortized ratably

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

to expense over the vesting periods. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 under the fair value based method.

We amortize deferred stock-based compensation ratably over the vesting periods of the applicable stock purchase rights, restricted stocks and stock options, generally four years. Deferred stock compensation under APB No. 25 and pro forma net income under the provisions of SFAS No. 123 are adjusted to reflect cancellations and forfeitures due to employee terminations as they occur.

We recorded $3,379 and $5,361 of deferred compensation expense for the three and six-month periods ended October 28, 2005, respectively, and $1,968 and $3,995 for the three and six-month periods ended October 29, 2004, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the Decru, Alacritus and Spinnaker acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant (discontinued as of December 31, 2004) and the award of restricted stock to certain employees. The net increase in stock compensation expenses reflected primarily higher stock compensation relating to the Decru acquisition and restricted stock awards.

Based on deferred stock compensation recorded at October 28, 2005, estimated future deferred stock compensation amortization for the remainder of fiscal year 2006, fiscal years 2007, 2008, 2009 and 2010 are expected to be $7,901, $14,631, $8,243 and $1,533 and $50, respectively, and none thereafter.

We recorded an adjustment of $(35) and a charge of $11 in compensation expense in the three and six-month periods ending October 28, 2005, respectively, and $171 and $248 in the three and six-month periods ending October 29, 2004, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the impact on net income and net income per share would be as follows:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

Net income as reported	$70,718	$55,329	$130,838	$102,191
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	2,006	1,181	3,223	2,397
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(24,716)	(21,917)	(49,364)	(40,468)

Pro forma net income	$48,008	$34,593	$84,697	$64,120

Basic net income per share, as reported	$0.19	$0.15	$0.35	$0.29

Diluted net income per share, as reported	$0.18	$0.15	$0.34	$0.27

Basic net income per share, pro forma	$0.13	$0.10	$0.23	$0.18

Diluted net income per share, pro forma	$0.12	$0.09	$0.22	$0.17

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

5.   Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	October 28,	April 30,
	2005	2005

Purchased components	$18,478	$15,784
Work in process	1,166	686
Finished goods	24,467	22,513

	$44,111	$38,983

6.  Goodwill and Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment in fiscal 2005 and concluded that goodwill was not impaired. In the first six months of fiscal 2006, there were no indicators that would suggest the impairment of goodwill and intangible assets.

During May 2005, we acquired Alacritus Inc. (“Alacritus”) and recorded goodwill of $5,845 and intangible assets of $5,700 resulting from the allocation of the purchase price. See Note 14, “Business Combinations.” In the second quarter of fiscal 2006, the Alacritus goodwill was increased by $479 to reflect an adjustment for the deferred tax impact on deferred stock compensation.

During August 2005, we acquired Decru, Inc. (“Decru”) and recorded goodwill of $192,949 and intangible assets of $68,100 resulting from the allocation of the purchase price. See Note 14, “Business Combinations.”

Identified intangible asset balances as of October 28, 2005 and April 30, 2005 are summarized as follows:

	Amortization	October 28, 2005			April 30, 2005
	Period	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Intangible Assets:
Patents	5	$10,040	$(4,458)	$5,582	$10,040	$(3,467)	$6,573
Existing technology	4 - 5	91,025	(24,566)	66,459	33,525	(20,512)	13,013
Trademarks/tradenames	3 - 6	5,080	(610)	4,470	280	(111)	169
Customer Contracts/ relationships	1.5 - 5	10,700	(1,099)	9,601	1,100	(885)	215
Covenants Not to Compete	1.5 - 2	9,510	(7,887)	1,623	7,610	(6,132)	1,478

Total Intangible Assets, Net		$126,355	$(38,620)	$87,735	$52,555	$(31,107)	$21,448

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

Patents	$496	$451	$991	$901
Existing technology	2,946	858	4,054	1,716
Other identified intangibles	906	1,475	2,469	2,950

	$4,348	$2,784	$7,514	$5,567

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at October 28, 2005, the future amortization expense of identified intangibles for the remainder of fiscal 2006, the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount

Remainder of Fiscal 2006	$10,603
2007	21,188
2008	20,364
2009	17,946
2010	13,133
Thereafter	4,501

Total	$87,735

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

Balance Sheet Exposures.  We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three-month period ended October 28, 2005, net gains generated by hedged assets and liabilities totaled $137 and were offset by losses on the related derivative instruments of $302. For the six-month period ended October 28, 2005, net losses generated by hedged assets and liabilities totaled $3,576 and were offset by gains on the related derivative instruments of $3,148. For the three and six-month periods ended October 29, 2004, net gains generated by hedged assets and liabilities totaled $2,983 and $4,273, respectively, and were offset by losses on the related derivative instruments of $2,992 and $5,208, respectively.

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

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For the three and six-month periods ended October 28, 2005 and October 29, 2004, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

As of October 28, 2005, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $262,491. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with several counterparties. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the forward points and premiums paid.

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

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These options were antidilutive in the three and six-month periods ended October 28, 2005 and October 29, 2004 as their exercise prices were above the average market prices in such periods. For the three-month periods ended October 28, 2005 and October 29, 2004, 21,853 and 19,589 shares of common stock options with a weighted average exercise price of $44.85 and $46.14, respectively, were excluded from the diluted net income per share computation. For the six-month periods ended October 28, 2005 and October 29, 2004, 18,718 and 23,443 shares of common stock options with a weighted average exercise price of $48.52 and $42.26, respectively, were excluded from the diluted net income per share computation.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

Net Income (Numerator):
Net income, basic and diluted	$70,718	$55,329	$130,838	$102,191

Shares used in per share calculations (Denominator):
Weighted average common shares outstanding	371,500	358,324	369,671	357,807
Weighted average common shares outstanding subject to repurchase	(498)	(537)	(451)	(542)

Shares used in basic computation	371,002	357,787	369,220	357,265
Weighted average common shares outstanding subject to repurchase	498	537	451	542
Common shares issuable upon exercise of stock options	13,942	16,750	16,241	16,217

Shares used in diluted computation	385,442	375,074	385,912	374,024

Net Income Per Share:
Basic	$0.19	$0.15	$0.35	$0.29

Diluted	$0.18	$0.15	$0.34	$0.27

9.  Stockholders’ Equity

Stock Repurchase Program

As of April, 28, 2005, $20,925 was available for the repurchase of common shares under the Stock Repurchase Program. On May 24, 2005, our Board approved an incremental stock repurchase program in which up to $300,000 of additional shares may be repurchased. Share repurchase activities for the first three and six-months of fiscal 2006 and 2005, were as follows:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

Shares repurchased	6,324	1,588	9,586	4,048
Cost of shares repurchased	$149,021	$35,273	$244,564	$83,014
Average price per share	$23.56	$22.21	$25.51	$20.51

At October 28, 2005, $76,361 remained available for repurchases under the plan.

Since the inception of the stock repurchase program through October 28, 2005, we have purchased a total of 24,152 shares of our common stock at an average price of $23.75 per share for an aggregate purchase price of $573,639.

In November 2005, our Board of Directors approved a new $650,000 stock repurchase program which amount includes the $76,361 remaining from all prior authorizations.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

The components of comprehensive income, were as follows:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

Net income	$70,718	$55,329	$130,838	$102,191
Currency translation adjustment	(146)	945	(1,984)	(418)
Change in unrealized gain (loss) on investments	(1,713)	1,209	(5,819)	(98)
Change in unrealized gain (loss) on derivatives	(1,410)	(1,049)	207	(1,705)

Comprehensive income	$67,449	$56,434	$123,242	$99,970

The components of accumulated other comprehensive loss were as follows:

	October 28,	April 30,
	2005	2005

Accumulated translation adjustments	$(702)	$1,283
Accumulated unrealized loss on available-for-sale investments	(11,262)	(5,444)
Accumulated unrealized gain on derivatives	318	111

Total accumulated other comprehensive loss	$(11,646)	$(4,050)

10.  Restructuring Charges

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As of October 28, 2005, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters.

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

During the second quarter of fiscal 2006, we recorded a restructuring charge of $645 relating to a subleasing of the Tewksbury facility and severance-related amounts related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina. We expect to incur additional restructuring charges of approximately $500 associated with the move of our support center during the second half of fiscal 2006.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following analysis sets forth the changes in the restructuring reserve for the three months ended October 28, 2005 (in thousands):

	Facility Accrual	Severance-Related

Reserve balance at April 30, 2004	$5,208	$—
Cash payments	(705)	—

Reserve balance at April 30, 2005	4,503	—
Cash payments	(90)	—
Adjustments	(1,256)	—

Reserve balance at July 29, 2005	3,157	—
Restructuring charges	281	364
Cash payments	(451)	(341)

Reserve balance at October 28, 2005	$2,987	$23

Of the restructuring reserve balance at October 28, 2005, $604 was included in other accrued liabilities and the remaining $2,406 was classified as long-term obligations, relating to the facility charges for the second restructuring and the global services center restructuring charges.

11.  Short-Term Investments

All our investments are classified as available for sale at October 28, 2005 and April 30, 2005. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity. Realized gains or losses on sales of investments are computed based upon specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred and there were none as of October 28, 2005. The unrealized losses on these investments at October 28, 2005 were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired at October 28, 2005.

Beginning in the third quarter of fiscal 2005, we have classified all investments in auction rate securities as short-term investments. To conform to current period presentation, we have reclassified $136,800 of auction rate securities from cash equivalents to short-term investments for the first half of fiscal 2005. The impact on the Consolidated Statements of Cash Flows was a decrease in cash used for investing activities of $12,022 for the first half of fiscal 2005. The reclassification had no impact on the Consolidated Statements of Income or Cash Flows from Operations for any of the periods presented.

12.  New Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Accounting Standards Board (“FASB”) approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“ FSP 115-1”), superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. In November 2005, the FASB issued FASB Staff Position FSP 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP 115-1 shall be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP 115-1 beginning January 28, 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FSP Nos. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, (“FSP 13-1”) addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The adoption of the provisions of FSP 13-1 is not expected to have a material impact on our financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation.” (Interpretation No. 47). Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We are currently evaluating the provision and do not expect that our adoption in the fourth quarter of fiscal 2006 will have a material impact on our results of operations or financial condition.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments” (SFAS No. 123R) (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R,

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. SAB No. 107 became effective on March 29, 2005. It did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R. Generally, the requirements of SFAS No. 123R are similar to those of SFAS No. 123. However, SFAS No. 123R requires companies to now recognize all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the payments. Pro forma disclosure will no longer be an alternative. The effective date of the new standard for our consolidated financial statements is the first quarter of fiscal 2007, which begins on May 1, 2006.

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

In January 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” (FSP No. 109-1) This FSP provides guidance for the accounting of a deduction provided to U.S. manufacturing companies and is effective immediately. We believe the adoption of this position currently will not have a material effect of its financial position or results of operations. However, there is no assurance that there will not be a material impact in the future.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. We are currently studying the impact of the one-time favorable foreign dividend provision and intend to complete the analysis by the end of our fourth quarter of fiscal 2006. Accordingly, we have not adjusted income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings.

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

13.  Commitments and Contingencies

The following summarizes our commitments and contingencies at October 28, 2005, and the effect such obligations may have on our future periods:

Contractual Obligations:	2006	2007	2008	2009	2010	Thereafter	Total

Rent operating lease payments(1)	$7,707	$13,496	$12,128	$10,978	$9,394	$27,999	$81,702
Equipment operating lease payments	3,389	5,129	3,997	1,888	27	—	14,430
Venture capital funding commitments(2)	208	416	404	391	379	397	2,195
Purchase commitments and other(3)	361	603	3	—	—	—	967
Capital Expenditures(4)	19,708	8,109	—	—	—	—	27,817
Communications & Maintenance(5)	3,039	2,128	974	121	29	—	6,291

Total Contractual Cash Obligations	$34,412	$29,881	$17,506	$13,378	$9,829	$28,396	$133,402

Other Commercial Commitments:	2006	2007	2008	2009	2010	Thereafter	Total

Letters of Credit(6)	$808	$—	$—	$—	$—	$328	$1,136
Restricted Cash(7)	1,723	440	741	539	187	2,212	5,842

Total Commercial Commitments	$2,531	$440	$741	$539	$187	$2,540	$6,978

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are also leased under operating leases which expire through fiscal 2015. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $83 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude lease payments which are accrued as part of our 2002 restructurings and include only rent lease commitments that are over one year.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us. Other examples include minimum cash commitments relating to facilities and utilities. Purchase commitments and other excludes (a) purchases of goods and services we expect to consume in the ordinary course of business in the next 12 months; (b) open purchase orders that represent an authorization to purchase rather than a binding agreement; (c) agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(4)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(5)	Under certain communications contracts with major telephone companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in April 2010.

(6)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

(7)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements, and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

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

14.  Business Combinations

Acquisition of Decru

On August 26, 2005, we completed our acquisition of Decru, Inc. (“Decru”), a Delaware corporation that develops and sells encryption software and appliances which encrypt network data. The acquisition resulted in the issuance of approximately 8,270 shares of our common stock with a fair value of approximately $191,874, approximately 1,907 stock options and restricted stock with a fair value of approximately $36,142 and the payment of approximately $54,482 in cash (of which approximately $34,049 has been placed in escrow to secure the Decru stockholders’ indemnification obligations to us pursuant to the Merger Agreement), and $711 acquisition-related transaction costs, for a total purchase price of approximately $283,209. The common stock issued in the acquisition was valued at $23.20 per share using a measurement date of August 11, 2005 in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The options were valued using the Black-Scholes option pricing model with the following inputs: volatility factor of 69%, expected life of 3.8 years, risk-free interest rate of 2.9%, and a market value for Network Appliance’s stock of $23.20 per share, which was determined as described above. A summary of the total purchase price is as follows:

Decru

Common stock issued	$191,874
Cash consideration	54,482
Stock options assumed	36,142
Acquisition-related transaction costs	711

$283,209

In accordance with SFAS 141, we have preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Decru’s technology will augment our data protection and security solutions and provide for a wide variety of deployments with vendors’ storage systems in NAS, DAS, SAN, iSCSI, and even tape backup environments, which will allow us to pursue expanded market opportunities. These opportunities, along with the ability to leverage the Decru workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but will

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives on a straight line basis. The purchase price has been preliminarily allocated as follows:

		Amortization Period
Purchase Price Allocation:	Decru	(Years)

Fair value of tangible assets acquired	$16,516
Intangible assets:
Existing Technology — Hardware	30,100	5
Existing Technology — Software	10,600	4
Patents and Core Technology	11,800	5
Reseller Agreement and Related Relationship	2,400	5
Customer/Distributor Relationships	7,200	5
Non compete agreements	1,200	2
Trademarks and tradenames	4,800	6
Goodwill	192,949
In process research and development	5,000	Expensed
Fair value of liabilities assumed	(3,087)
Deferred stock compensation	18,549
Deferred income taxes	(14,818)

	$283,209

Useful lives are primarily based on the underlying assumptions used in the discounted cash flow models. The allocation is preliminary and subject to change if we obtain additional information concerning the fair values of certain acquired assets and liabilities of Decru.

Net Tangible Assets

Decru’s assets and liabilities as of August 26, 2005 were reviewed and adjusted, if required, to their estimated fair value. Included in net tangible assets acquired above are $13,277 of cash assumed in connection with the Decru acquisition.

Amortizable Intangible Assets

We valued the identified intangible assets utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible assets. We are amortizing these intangible assets over 2-6 years on a straight-line basis.

In-process Research and Development (“IPR&D”)

Of the total purchase price, $5,000 has been allocated to in-process research and development (“IPR&D”) and was expensed in the quarter ended October 28, 2005. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by estimating the stage of completion and risk associated with IPR&D to determine the level of discount rate to be applied, estimating costs to develop the

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.

Acquisition of Alacritus

On May 2, 2005, we acquired Alacritus, Inc., a privately held company based in Pleasanton, California, that develops and sells disk-based virtual tape library software for data protection solutions. Under terms of the agreement, we paid Alacritus $11,000 in cash and assumed options to acquire 79 shares of common stock at an average price of $26.37 per share and 43 shares of restricted stock units at $0 per share. We also incurred certain transaction costs and assumed certain operating assets and liabilities. The historical operations of Alacritus were not significant.

The acquisition was accounted for under the purchase method of accounting. The total purchase price for Alacritus and Decru are summarized below:

Alacritus

Cash consideration	$11,000
Common stock issued	—
Stock options assumed	2,314
Acquisition-related transaction costs	337

$13,651

		Amortization Period
Purchase Price Allocation:	Alacritus	(Years)

Fair value of tangible assets acquired	$67
Intangible assets:
Existing/Core Technology	5,000	5
Non compete agreements	700	2
Goodwill	5,844
Fair value of liabilities assumed	(810)
Deferred stock compensation	1,199
Deferred income taxes	1,651

	$13,651

In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options and restricted stock units assumed in the Alacritus and Decru acquisitions as deferred stock compensation. Such deferred stock compensation which aggregated $1,199 for Alacritus and $18,549 for Decru, are recorded as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet and will be amortized over the vesting term of the related options. In connection with the Decru merger, we assumed all options to purchase Decru common stock granted under the Decru, Inc. 2001 Equity Incentive Plan that were outstanding at the closing of the Merger, which options shall be exercisable for an aggregate of 1,907 shares of our Common Stock at an average price of $11.86 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our belief that our new FAS 3000 will be a very competitive product; (2) our expectation that units shipped of the FAS 3000 will increase and FAS 960 and R200 units will continue to decline; (3) our expectation that the FAS 960 and R200 products will be gradually replaced by the FAS 3000 series and next-generation products for the remainder of fiscal 2006; (4) our belief that our FlexVoltm and FlexClonetm technologies will virtualize storage and improve utilization rates; (5) our expectation that the introduction of our new high-end products, targeted for shipping before the end of our fiscal 2006, will increase both performance and capacity and restore the balance between the sales of our midrange and high-end products; (6) our belief in the competitiveness of our products and our ability to grow our business; (7) our belief that our products continue to offer the best price-performance value in the industry; (8) our expectation to continue to introduce new products and to deliver our next-generation operating systems and data protection solutions; (9) our plan to invest in the people, processes and systems necessary to best optimize our revenue growth; (10) our expectation that higher disk content associated with high-end storage systems may negatively affect our gross margin; (11) our estimates of future intangibles and stock compensation amortization expense relating to our acquisitions; (12) our expectation that service margins will be in the mid 20% range for fiscal 2006; (13) our expectation that we will continue to add sales and professional services capacity; (14) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (15) our intention to continuously broaden our existing product offerings and introduce new products; (16) our estimates regarding future capitalized patents amortization expenses and future amortization of existing technology; (17) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (18) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2006; (19) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2006; (20) our expectation that we may repatriate foreign earnings and pay taxes under the Jobs Act and our expectation of the amount to be repatriated and the consequent tax liability; (21) our expectation regarding estimated future deferred stock compensation amortization expenses and future amortization of intangible assets; (22) our expectation that interest income will increase for the remainder of fiscal 2006; (23) our expectations regarding our contractual cash obligations and other commercial commitments at October 28, 2005 for the remainder of fiscal 2006 and fiscal years 2007 through 2010 and thereafter; (24) our expectation that capital expenditures will increase consistent with our business growth; (25) our expectation that our existing facilities and those currently being developed, will be sufficient for our needs for at least the next two years and that our contractual commitments, including operating leases, and any required capital expenditures over the next few years will be funded through cash from operations and existing cash and investments; (26) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (27) our belief that foreign currency hedging contracts will not subject us to significant credit risk; (28) our belief that we have been able to compete successfully with our principal competitors based on the superior technology of our products; (29) our intent to regularly introduce new products and product enhancements; (30) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (31) our intention to continue to establish and maintain business relationships with technology companies; (32) the possibility that we may continue to engage in future acquisitions; (33) our expectation that we will increasingly rely on our indirect sales channel for a significant portion of our revenue; (34) our expectation that the ultimate costs to resolve any outstanding legal claims or proceedings will not be material to our business; (35) our expectation that companies in the appliance market will increasingly be subject to infringement claims as the industry grows; (36) our expectation that the value of our investments will not decline significantly because of changes in market interest rates, (37) our expectation regarding Advanced Technology Attachment’s (“ATA”) future impact on the storage market; (38) our expectation that our investments in emerging technologies will contribute to our long term growth; (39) cash from operating activities may fluctuate in future periods; (40) our expectation that we will acquire products and businesses complementary to our business; (41) our expectation that both IBM and Decru will contribute more meaningful revenue over the second half of fiscal 2006 and beyond; (42) our expectation that we will incur additional charges of approximately $0.5 million associated with the global service center restructuring during the second half of fiscal 2006, and (43) our expectation that R&D costs to bring Decru products to technological feasibility will not be material, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements and factors described in the Risk Factors included on page 33.

Second Quarter Fiscal 2006 Overview

We achieved growth in revenue and profitability during the second quarter of fiscal 2006, driven primarily by our new FAS 3000 midrange product line. Product revenues growth was primarily in the U.S. and Europe. The increase in product revenues year over year was specifically attributable to increased software licenses and software subscriptions, an increase in units shipped of the new FAS 3000 series, partially offset by declines in units shipped of our FAS 960 and R200 products. We continue to make progress across many areas of the organization, including broadening and enhancing our enterprise solutions, supporting our channel/partners, and deepening our professional services coverage. We also expanded our leadership in data security with the completion of the acquisition of Decru; demonstrated growth in iSCSI, NAS and SAN; and expanded our operations in Research Triangle Park, North Carolina.

We believe our new FAS 3000 series delivers the best value and cost per megabyte to our customers. For the first time, customers can choose to purchase fibre channel and/or lower-cost ATA drives, on the same system. Combined with our patented RAID-DP protection and our FlexVoltm and FlexClonetm technologies, the FAS 3000 allows more cost-effective “ATA” drives to be used safely in primary storage applications, which we believe will be a competitive product in the marketplace. We believe our FlexVol and FlexClone technologies are the beginning of a paradigm shift in the industry: using software to virtualize storage and improve utilization rates. We believe our products continue to offer the best price-performance value in the industry, and we further extended our ability to help customers “do-more-with-less” with the introduction of our FAS 3000 midrange series.

We expect unit shipments of the FAS 3000 to increase and unit shipments of the FAS 960 and NearStore R200 to continue to decline in the second half of fiscal 2006. We expect the FAS 960 and lower-capacity NearStore products to be gradually replaced by the FAS 3000 series products. However, this shift to the FAS 3000 may negatively impact our revenue in the near term as the dollar value of our FAS 3000 sales may be lower compared to sales of our FAS 960 and R200 products. We also saw a sequential decline in FAS 980, both in units shipped and in revenue, quarter-over-quarter, as customers deployed clustered FAS 3000s as an alternative solution. In the longer term, we expect this decline in the high-end products to be mitigated by the introduction of our next-generation high-end products, which is targeted for shipping before the end of our fiscal 2006. We also expect this introduction will increase both performance and capacity compared to the FAS 980, and will restore the balance between the sales of our high-end and mid-range products.

Continued revenue growth is dependent on the introduction and market acceptance of our new products. In the second half of fiscal 2006, we expect to introduce new products, deliver our next-generation operating system with enhanced storage grid functionality and enhance our suite of data protection solutions. If we fail to timely introduce new products or successfully integrate acquired technology into our existing architecture, or if there is no or reduced demand for these or our current products, we may experience a decline in revenue. We plan to continue to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

Second Quarter Fiscal 2006 Financial Performance

•	Our revenues for the second quarter of fiscal 2006 were $483.1 million, a 28.8% increase over the same period a year ago. Our revenues for the first half of fiscal 2006 were $931.5 million, a 27.0% increase over the same period a year ago. This year-over-year increase in revenue from our new mid-range FAS 3020 and FAS 3050, as well as our FAS 980 and FAS 270 products was partially offset by a decline in revenue of our FAS 960, FAS 940, FAS 920 and NearStore R200 products compared to the same periods a year ago.

•	Our overall gross margins improved to 61.9% and 61.5%, respectively, in the three and six-month periods ended October 28, 2005 from 61.6% and 60.8%, respectively, in the same periods a year ago. The improvement in our gross margin was primarily attributable to a favorable change in product and add-on software mix and improved services margin.

•	Net income for the second quarter of fiscal 2006 increased 27.8% to $70.7 million compared to net income of $55.3 million for the same period a year ago. Net income for the first half of fiscal 2006 increased 28.0% to $130.8 million compared to net income of $102.2 million for the same period a year ago.

•	With the exception of long-term restructuring and deferred rent liabilities totaling $3.4 million, our balance sheet as of October 28, 2005 remains debt-free. Cash, cash equivalents and investments declined to $1,109.6 million, compared to $1,170.0 million as of April 30, 2005, due primarily to cash repurchases of our common stock of $244.6 million and net cash paid of $41.2 million in connection with the Decru acquisition partially offset by cash generated from operations. Days Sales Outstanding increased to 61 days as of October 28, 2005 compared to 60 days as of April 30, 2005. Inventory turns were 16.4 times and 17.9 times as of October 28, 2005 and April 30, 2005, respectively. Deferred revenue increased to $534.6 million as of October 28, 2005 from $449.2 million reported as of April 30, 2005 due to higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers. Capital purchases of plant, property and equipment for the six-month period ended October 28, 2005 were $63.0 million.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2005	2004	2005	2004

Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenue	87.9	89.8	88.0	90.2
Service revenue	12.1	10.2	12.0	9.8
Cost of Revenues:
Cost of product revenue	29.2	29.8	29.5	30.8
Cost of service revenue	8.9	8.6	9.0	8.4

Gross margin	61.9	61.6	61.5	60.8

Operating Expenses:
Sales and marketing	28.6	29.1	29.6	29.0
Research and development	11.6	10.8	11.5	10.8
General and administrative	4.5	4.8	4.6	4.7
In process research and development	1.0	—	0.5	—
Stock compensation	0.7	0.6	0.6	0.6
Restructuring charges (recoveries)	0.1	—	(0.1)	—

Total operating expenses	46.5	45.3	46.7	45.1

Income from Operations	15.4	16.3	14.8	15.7
Other Income (Expense), net:
Interest income	2.0	1.6	2.0	1.4
Other expenses, net	(0.1)	0.1	(0.1)	(0.1)
Net gain on investments	—	—	—	—

Total other income, net	1.9	1.7	1.9	1.3

Income before Income Taxes	17.3	18.0	16.7	17.0
Provision for Income Taxes	2.7	3.3	2.7	3.1

Net Income	14.6%	14.7%	14.0%	13.9%

Discussion and Analysis of Results of Operations

Product Revenues — Product revenues increased by 26.1% to $424.8 million for the second quarter of fiscal 2006, from $336.8 million for the second quarter of fiscal 2005. Product revenues increased by 23.9% to $819.4 million for the first half of fiscal 2006, from $661.4 million for the first half of fiscal 2005.

Product revenues were favorably impacted by the following factors:

•	increased revenues from our new and current product portfolio, and in particular, FAS 3020 and FAS 3050, FAS 980, and FAS 270 filer products and add-on software;

•	increased sales of software subscriptions, which represented 11.8% and 11.9% of total revenues for the three and six-month periods ended October 28, 2005, respectively, and 10.7% and 10.4% of total revenues for the three and six-month periods ended October 29, 2004, respectively; and

•	increased sales through indirect channels, which includes our sales through our resellers, distributors and OEM partners, representing 60.3% and 55.5% of total revenues for the three and six-month periods ended October 28, 2005, respectively, and 54.7% and 50.4% of total revenues for the three and six-month periods ended October 29, 2004, respectively.

Product revenues were negatively impacted by the following factors:

•	a mix shift to our new midrange FAS 3000 series, causing a decline in unit shipments and revenues from our FAS 960, FAS 940 and NearStore R200 products;

•	lower average selling prices associated with the new FAS 3000 series using a mix of ATA and fibre channel drives;

•	lower-cost-per-megabyte disks; and

•	declining average selling prices and unit sales of our older products.

The Decru acquisition and the IBM OEM relationship did not have a significant impact on the second quarter and the first half of fiscal 2006 revenue. We expect both IBM and Decru will contribute more meaningful revenue over the second half of fiscal 2006 and beyond. However, we cannot assure you that we will be able to maintain or increase market demand for our products.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 51.9% to $58.3 million in the second quarter of fiscal 2006, from $38.4 million in the second quarter of fiscal 2005. Service revenues, which include hardware support, professional services, and educational services, increased by 55.3% to $112.1 million in the first half of fiscal 2006, from $72.2 million in the first half of fiscal 2005.

The increase in absolute dollars was due to the following factors:

•	an increasing number of enterprise customers which typically purchase more complete and generally longer-term service packages than our non-enterprise customers;

•	a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers; and

•	growth in professional services revenue.

While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2006.

Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 12.1% and 12.0% of total revenues for the three and six-month periods ended October 28, 2005, respectively, and 10.2% and 9.8% of total revenues for the three and six-month periods ended October 29, 2004, respectively.

International total revenues — International total revenues (including United States exports) increased by 24.9% and 23.3% for the three and six-month periods ended October 28, 2005 as compared to the same periods in fiscal 2005. International total revenues were $194.3 million and $376.0 million, respectively, or 40.2% and 40.4% of total revenues, respectively, for the three and six-month periods ended October 28, 2005. International total revenues were $155.6 million and $304.9 million, respectively, or 41.5% and 41.6% of total revenues, respectively, for the three and six-month periods ended October 29, 2004. The increase in international sales in absolute dollars was primarily a result of European net revenue growth, driven by increased demand for our solutions, new customers and higher storage spending in certain geographic regions as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2006.

Product Gross Margin — Product gross margins were 66.8% for both the second quarters of fiscal 2006 and 2005. Product gross margin increased to 66.5% for the first half of fiscal 2006, from 65.8% for the first half of fiscal 2005.

Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	better disk utilization rates associated with sales of higher-margin management software products like FlexClone and FlexVol supporting higher margin due to an increase in diskless heads shipped with the FAS 3000 product configurations;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers.

Product gross margin was negatively impacted by:

•	sales price reductions due to competitive pricing pressure and selective pricing discounts; and

•	lower average selling price of certain add-on software options.

Higher disk content associated with high-end storage systems may negatively affect our gross margin in the future if not offset by increases in software revenue or new higher-margin products.

Amortization of existing technology included in cost of product revenues was $2.9 million and $4.1 million for the three and six-month periods ended October 28, 2005, respectively, and $0.9 million and $1.7 million for the three and six-month periods ended October 29, 2004, respectively. Based on existing technology recorded at October 28, 2005, estimated future amortization of existing technology to cost of product revenues relating to our acquisitions will be $7.7 million for the remainder of fiscal 2006, $15.5 million for fiscal years 2007 and 2008, $14.7 million for fiscal year 2009; $10.3 million for fiscal year 2010; and $2.8 thereafter.

Service Gross Margin — Service gross margin increased to 26.5% in the second quarter of fiscal 2006 as compared to 15.9% in the second quarter of fiscal 2005. Service gross margin increased to 25.0% in the first half of fiscal 2006 as compared to 14.7% in the first half of fiscal 2005. Cost of service revenue increased by 32.8% to $42.9 million in the second quarter of fiscal 2006, from $32.3 million in the second quarter of fiscal 2005. Cost of service revenue increased by 36.6% to $84.0 million in the first half of fiscal 2006, from $61.5 million in the first half of fiscal 2005.

The improvement in service gross margin for the second quarter and first half of fiscal 2006 compared to the same periods in fiscal 2005 was primarily due to an increase in services revenue, improved headcount utilization and credits received from vendors and a recovery of Value Added Taxes (“VAT”). The increase in the service gross margin was partially offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In fiscal 2006, we expect service margin to be in the mid 20% range, as we continue to scale our service programs and offerings, particularly professional services.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 26.7% to $138.2 million for the second quarter of fiscal 2006, from $109.1 million for the second quarter of fiscal 2005. These expenses were 28.6% and 29.1% of total revenues for the second quarters of fiscal 2006 and fiscal 2005, respectively. Sales and marketing expenses increased 29.7% to $275.5 million for the first half of fiscal 2006, from $212.4 million for the first half of fiscal 2005. These expenses were 29.6% and 29.0% of total revenues for the first half of fiscal 2006 and fiscal 2005, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions.

Amortization of trademarks/tradenames and customer contracts/relationships relating to our acquisitions included in sales and marketing expenses was $0.5 million and $0.2 million for the three-month periods ended October 28, 2005 and October 29, 2004, respectively and was $0.7 million and $0.4 million for the six-month periods ended October 28, 2005 and October 29, 2004, respectively. Based on the intangibles recorded at October 28, 2005, estimated future amortization of trademarks, tradenames, customer contracts and relationships relating to our acquisitions and included in sales and marketing expenses will be $1.4 million for the remainder of fiscal 2006, $2.8 million for fiscal 2007, $2.7 million for fiscal 2008, 2009 and 2010 and $1.7 million thereafter.

Sales and marketing headcount increased to 2,089 at October 28, 2005 from 1,637 at October 29, 2004. We expect to continue to selectively add sales and professional services capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents.

Research and development expenses increased 37.9% to $56.0 million for the second quarter of fiscal 2006 from $40.7 million for the second quarter of fiscal 2005. These expenses represented 11.6% and 10.8% of total revenues for the second quarters of fiscal 2006 and 2005, respectively. Research and development expenses increased 34.6% to $106.8 million for the first half of fiscal 2006 from $79.4 million for the first half of fiscal 2005. These expenses represented 11.5% and 10.8% of total revenues for the first half of fiscal 2006 and 2005, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, and higher performance-based payroll expenses due to higher profitability. Research and development headcount increased to 968 as of October 28, 2005 compared to 738 as of October 29, 2004 due primarily to new hires and employees from the Decru acquisition. For both the three and six-month periods ended October 28, 2005 and October 29, 2004, no software development costs were capitalized.

Included in research and development expenses is capitalized patents amortization of $0.5 million and $1.0 million for the three and six-month periods ended October 28, 2005, respectively, as compared to $0.5 million and $0.9 million, respectively, for the three and six-month periods ended October 29, 2004. Based on capitalized patents recorded at October 28, 2005, estimated future capitalized patents amortization expenses for the remainder of fiscal 2006 will be $1.0 million, $2.0 million for fiscal years 2007 and 2008, $0.5 million in fiscal 2009, $0.2 million in fiscal 2010, and none thereafter.

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

General and Administrative — General and administrative expenses increased 20.7% to $21.6 million for the second quarter of fiscal 2006, from $17.9 million for the second quarter of fiscal 2005. These expenses represented 4.5% and 4.8% of total revenues for the second quarters of fiscal 2006 and 2005, respectively. General and administrative expenses increased 22.6% to $42.6 million for the first half of fiscal 2006, from $34.8 million for the first half of fiscal 2005. These expenses represented 4.6% and 4.7% of total revenues for the second quarters of fiscal 2006 and 2005, respectively. This increase in absolute dollars was primarily due to higher legal expenses and professional fees for general corporate matters including patents, higher performance-based payroll expenses due to higher profitability and higher headcount growth.

General and administrative headcount increased to 482 at October 28, 2005 from 375 at October 29, 2004. We believe that our general and administrative expenses will increase in absolute dollars for fiscal 2006 due to projected general and administrative headcount growth. Amortization of covenants not to compete included in general and administrative expenses was $0.4 million and $1.8 million for the three and six-month periods ended October 28, 2005 respectively, as compared to $1.3 million and $2.5 million for the three and six-month periods ended October 29, 2004, respectively. Based on the intangibles recorded at October 28, 2005, estimated future amortization of covenants not to compete relating to our acquisitions will be $0.5 million in the remainder of fiscal 2006, $1.0 million for fiscal year 2007, $0.2 million for fiscal 2008 and none thereafter.

In-process Research and Development — We recorded in-process research and development charges of $5.0 million in the second quarter of fiscal 2006 related to the acquisition of Decru. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $5.0 million was allocated to in-process research and development and charged to operations, because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting future net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Research and development costs to bring the products from Decru to technological feasibility are not expected to have a material impact on our future results of operations or financial condition.

Stock Compensation — Stock compensation expenses were $3.3 million and $5.4 million in the three and six-month periods ended October 28, 2005, respectively, as compared to $2.1 million and $4.2 million in the three and six-month periods ended October 29, 2004, respectively. The net increase in deferred compensation expense year over year reflected higher deferred compensation expense amortization from newly issued restricted stock awards and assumed options from the Alacritus and Decru acquisitions partially offset by the terminated deferred salary compensation program and WebManage assumed options that were fully amortized in fiscal 2006. Based on deferred stock compensation recorded at October 28, 2005, estimated future deferred stock compensation amortization expenses are $7.9 million in the remainder of fiscal 2006, $14.6 million in fiscal 2007, $8.2 million in fiscal 2008, $1.5 million in fiscal 2009 and $0.1 million in fiscal 2010 and none thereafter.

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As of October 28, 2005, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters.

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

During the second quarter of fiscal 2006, we recorded a restructuring charge of $0.6 million relating to a subleasing of the Tewksbury facility and severance-related amounts related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina. We expect to incur additional restructuring charges of approximately $0.5 million associated with the move of our support center during the second half of fiscal 2006.

The following analysis sets forth the changes in the restructuring reserve for the three months ended October 28, 2005 (in thousands):

	Facility Accrual	Severance-Related

Reserve balance at April 30, 2004	$5,208	$—
Cash payments	(705)	—

Reserve balance at April 30, 2005	4,503	—
Cash payments	(90)	—
Adjustments	(1,256)	—

Reserve balance at July 29, 2005	3,157	—
Restructuring charges	281	364
Cash payments	(451)	(341)

Reserve balance at October 28, 2005	$2,987	$23

Of the reserve balance at October 28, 2005, $0.6 million was included in other accrued liabilities and the remaining $2.4 million was classified as long-term obligations, all relating to the facility charge for the second restructuring.

Interest Income — Interest income was $9.7 million and $18.7 million for the three and six-month periods ended October 28, 2005, respectively, as compared to $6.1 million and $10.2 million for the three and six-month periods ended October 29, 2004, respectively. The increase in interest income was primarily driven by higher cash and investment balances provided by operating activities and higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2006 as a result of rising average interest rates and higher cash and invested balances in a higher interest-rate portfolio environment.

Other Income (Expense), Net — Other Income (Expense), Net, included net exchange losses from foreign currency transactions of $0.2 million and $0.4 million for the three and six-month periods ended October 28, 2005, respectively. Net exchange losses were minimal in the second quarter of fiscal 2005 as compared to $0.9 million for the first half of fiscal 2005. We believe that period-to-period changes in foreign exchange gain or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision for Income Taxes — For the three and six-month periods ended October 28, 2005, we applied annual tax rates of 15.5% and 16.2%, respectively, to pretax income as compared to 18.1% for the same periods in the prior year. The tax rates for the three and six-month periods ended October 28, 2005 benefited from discrete provision for income tax items totaling $4.6 million. The benefit from the discrete items is attributable primarily to a R&D tax credit study commissioned by us that generated a one time incremental benefit related to prior fiscal years. These rates also reflect a favorable foreign tax ruling for our principal European subsidiary. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, other sources and uses of cash flow and potential tax opportunities on our liquidity and capital resources.

Balance Sheet and Other Cash Flows

As of October 28, 2005, as compared to April 30, 2005, our cash, cash equivalents, and short-term investments decreased by $60.4 million to $1,109.6 million due primarily to cash repurchases of our common stock of $244.6 million and net cash paid of $41.2 million in connection with the Decru acquisition, partially offset by cash generated from operations. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital decreased by $86.0 million to $969.7 million as of October 28, 2005, compared to $1,055.7 million as of April 30, 2005 due primarily to a decrease in cash and short-term investments as well as an increase in current liabilities due primarily to a higher deferred revenue balance.

During the six-month period ended October 28, 2005, we generated cash flows from operating activities of $241.4 million as compared with $196.5 million in the same period in fiscal 2005. The largest driver of this increase was the first half fiscal 2006 net income of $130.8 million as compared to $102.2 million in the same period in fiscal 2005. In addition to higher net income and noncash adjustments in the first half of fiscal 2006, the primary factors that impacted the period-to-period change in cash flows relating to operating activities were the following:

•	An increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers, as well as renewals of existing maintenance agreements; and

•	Increased income taxes payable, primarily reflecting higher profitability in the six-month period ended October 28, 2005 as compared to the same period in the prior year and lower tax payments offset by lower tax refunds as compared to the same period in the prior year.

The above factors were partially offset by the effects of:

•	Increased accounts receivable balances due primarily to less linear shipments in the second quarter of fiscal 2006.

•	Decreased accrued compensation and related benefits due to payout of higher commission and higher performance-based payroll expenses accrued in fiscal 2005 and paid in the first quarter of fiscal 2006 as compared the same period a year ago;

•	An increase in inventories due primarily to increased purchases of components to meet revenue growth; and

•	Increased prepaid expenses in the first half of fiscal 2006 as compared to a decrease in the same period a year ago due to a tax refund of $9.0 million in connection with a carryback of net operating losses generated in fiscal 2000.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Capital expenditures for the six-month period ended October 28, 2005 were $63.0 million as compared to $47.5 million in the same period a year ago. We received net proceeds of $84.8 million and used net proceeds of $85.6 million in the six-month periods ended October 28, 2005 and October 29, 2004, respectively, for net purchases/redemptions of short-term investments. Investing activities in the six-month period ended October 28, 2005 also included new investments in privately held companies of $7.0 million. In the first quarter of fiscal 2006, we acquired Alacritus for a purchase price of approximately $13.7 million, including assumed options, cash payments of $11.0 million and related transaction costs. In the second quarter of fiscal 2006, we acquired Decru for a purchase price of approximately $283.2 million, including assumed options, net cash payments of $41.2 million and related transaction costs.

We used $172.7 million and $36.3 million in the six-month periods ended October 28, 2005 and October 29, 2004, respectively, from net financing activities, which included sales of common stock related to employee stock transactions net of common stock repurchases. We repurchased 9.6 million and 4.0 million shares of common stock for a total cost of $244.6 million and $83.0 million during the six-month periods ended October 28, 2005 and October 29, 2004, respectively. Other financing activities provided $72.5 million and $46.7 million in the six-month periods ended October 28, 2005 and October 29, 2004, respectively, which related to sales of common stock related to employee stock transactions. During the six-month period ended October 28, 2005, we withheld $0.6 million from certain employees’ exercised shares of their restricted stock to reimburse for federal, state, and local withholding taxes obligations.

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

Other Sources and Uses of Cash and Tax Opportunities

The American Jobs Creation Act of 2004 (“the Jobs Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. The deduction is subject to a number of limitations, and we are currently considering recently issued Treasury and IRS guidance on the application of the deduction. We are not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as a $355.0 million dividend might be repatriated, with a respective tax liability of up to $15.0 million. We expect to be in a position to finalize our analysis by the end of our fourth quarter of fiscal 2006.

In November 2005, our Board of Directors approved a new stock repurchase program in which up to an additional $650.0 million of shares of our outstanding common stock may be purchased, which amount includes approximately $76.4 million remaining from all prior authorizations (i.e., the net additional approval amount, without taking into account remaining amounts approved in prior periods, is $573.6 million).

For the six-month periods ended October 28, 2005 and October 29, 2004, we recorded tax benefits, in the form of reduced payments, of $16.3 million and $14.7 million, respectively, associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Contractual Cash Obligations and Other Commercial Commitments

The following summarizes our contractual cash obligations and commercial commitments at October 28, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

Contractual Obligations:	2006	2007	2008	2009	2010	Thereafter	Total

Rent operating lease payments(1)	$7,707	$13,496	$12,128	$10,978	$9,394	$27,999	$81,702
Equipment operating lease payments	3,389	5,129	3,997	1,888	27	—	14,430
Venture capital funding commitments(2)	208	416	404	391	379	397	2,195
Purchase commitments and other(3)	361	603	3	—	—	—	967
Capital Expenditures(4)	19,708	8,109	—	—	—	—	27,817
Communications & Maintenance(5)	3,039	2,128	974	121	29	—	6,291
Restructuring Charges(6)	277	565	579	604	637	348	3,010

Total Contractual Cash Obligations	$34,689	$30,446	$18,085	$13,982	$10,466	$28,744	$136,412

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

Other Commercial Commitments:	2006	2007	2008	2009	2010	Thereafter	Total

Letters of Credit(7)	$808	$—	$—	$—	$—	$328	$1,136
Restricted Cash(8)	1,723	440	741	539	187	2,212	5,842

Total Commercial Commitments	$2,531	$440	$741	$539	$187	$2,540	$6,978

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal 2015. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $0.1 million has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (6) below.

(2)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(3)	Purchase commitments and other represent agreements to purchase component inventory from our suppliers and/or contract manufacturers that are enforceable and legally binding against us. Other examples include minimum cash commitments related to facilities and utilities. Purchase commitments and other excludes (a) purchases of goods and services we expect to consume in the ordinary course of business in the next 12 months; (b) open purchase orders that represent an authorization to purchase rather than a binding agreement; (c) agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(4)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(5)	Under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors, we are required to pay based on a minimum volume. Such obligations expire in April 2010.

(6)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.

(8)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements, and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

Capital Expenditure Requirements

We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment and enhancements to our worldwide infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California, Research Triangle Park (“RTP”), and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to finance all our construction projects, including our contractual commitments, operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash and investments.

Off-Balance Sheet Arrangements

As of October 28, 2005, our financial guarantees of $0.8 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, and a corporate credit card program.

As of October 28, 2005, the notional fair values of our foreign exchange forward and foreign currency option contracts totaled $262.5 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the forward points and premiums paid.

We offer both recourse and nonrecourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We initially defer 100% of the recourse lease receivable and recognize revenue over the term of the lease as the lease payments become due. As of October 28, 2005, and April 30, 2005, the maximum recourse exposure under such leases totaled approximately $10.4 million and $7.0 million, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

As of October 28, 2005, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We also do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in or relationship with, any special purpose entities.

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

Risk Factors

The following risk factors and other information included in this Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially and adversely affected.

Factors beyond our control could cause our quarterly results to fluctuate, which could adversely impact our common stock price.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	Changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries

•	General decrease in global corporate spending on information technology leading to a decline in demand for our products

•	A shift in federal government spending patterns

•	The possible effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting

•	The level of competition in our target product markets

•	The size, timing, and cancellation of significant orders

•	Product configuration and mix

•	The extent to which our customers renew their service and maintenance contracts with us

•	Market acceptance of new products and product enhancements

•	Announcements, introductions, and transitions of new products by us or our competitors

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors

•	Changes in pricing by us in response to competitive pricing actions

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner

•	Supply constraints

•	Technological changes in our target product markets

•	The levels of expenditure on research and development and sales and marketing programs

•	Our ability to achieve targeted cost reductions

•	Excess facilities

•	Future accounting pronouncements and changes in accounting policies

•	Seasonality

In addition, sales for any future quarter may vary and accordingly be different from what we forecast. We manufacture products based on a combination of specific order requirements and forecasts of our customer demands. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. Product sales are also difficult to forecast because the network storage market is rapidly evolving and our sales cycle varies substantially from customer to customer.

We derive a majority of our revenue in any given quarter from orders booked in the same quarter. Bookings typically follow intra-quarter seasonality patterns weighted towards the back-end of the quarter. If we do not achieve bookings in the latter part of a quarter consistent with our quarterly financial targets, our financial results will be adversely impacted.

Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below our forecasts and the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely decrease.

An increase in competition could materially and adversely affect our operating results.

The storage and content delivery markets are intensely competitive and are characterized by rapidly changing technology.

In the storage market, our storage system products and associated data management software portfolio compete primarily with storage systems and data management software offered by EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, IBM Corporation, and Sun Microsystems, Inc. We also view Dell, Inc. as an emerging competitor in the storage marketplace, primarily due to a business partnership that has been established between Dell and EMC, allowing Dell to resell EMC storage hardware and software products. In addition, we have historically encountered less-frequent competition from companies including Engenio Information Technologies,

Inc. (the storage systems group of LSI Logic Corp.), StorageTek Technology Corporation (now operating as a subsidiary of Sun Microsystems), Dot Hill Systems Corporation, and Xiotech Corporation. In the nearline/secondary storage market, which includes the disk-to-disk backup and regulated data storage segments, our NearStore appliances compete primarily against products from EMC and StorageTek and other traditional tape backup solutions in the broader data backup and recovery space.

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

We believe that the principal competitive factors affecting the storage and content delivery markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and global service and support. We must continue to maintain and enhance this technological advantage over our competitors. If those competitors with greater financial, marketing, service, support, technical, and other resources were able to offer products that matched or surpassed the technological capabilities of our products, these competitors would, by virtue of their greater resources, gain a competitive advantage over us that could lead to greater sales for these competitors at the expense of our own market share, which would have a material adverse affect on our business, financial condition, and results of operations.

Increased competition could also result in price reductions, reduced gross margins, and loss of market share, any of which could materially and adversely affect our operating results. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and support of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures we face could materially and adversely affect our operating results.

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

Component quality is particularly significant with respect to our suppliers of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives, microprocessors, and semiconductor memory components, which could result in component shortages, selective supply allocations, and increased prices of such components. We cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, problems with respect to yield and quality of such components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our operating results. Such delays could also damage relationships with current and prospective customers.

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

We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of October 28, 2005, we have no purchase commitment under these agreements.

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

All of our products address the storage, data security and content delivery markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and content delivery markets and on our ability to adapt to emerging standards in these markets. We cannot assure you that the markets for storage and content delivery will continue to grow or that emerging standards in these markets will not adversely affect the growth of UNIX, Windows, and the World Wide Web server markets upon which we depend.

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

In addition, our business also depends on general economic and business conditions. A reduction in demand for network storage and content delivery caused by weakening economic conditions and decreases in corporate spending will result in decreased revenues and lower revenue growth rates. The network storage and content delivery market growth declined significantly beginning in the third quarter of fiscal 2001, causing both our revenues and operating results to decline. If the network storage and content delivery markets grow more slowly than anticipated or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially and adversely affected.

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, or if we fail to manage the transition between our new and old products, our operating results could be materially and adversely affected.

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and Internet caching devices, and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical risks. However, we cannot assure you that any of our new products will achieve market acceptance. Additional product introductions in future periods may also impact our sales of existing products. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially and adversely affected.

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

Acquisitions of companies entail numerous risks, and we may not be able to successfully integrate acquired operations and products or realize anticipated synergies, economies of scale, or other value. Integration risks and issues may include, but not limited to, key personnel retention and assimilation, management distraction, technical development, and unexpected costs and liabilities, including goodwill impairment charges. In addition, we may be unable to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition, and results of operation.

From time to time, we also make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of network storage-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, or VARs, systems integrators, distributors, and strategic business partners and derive a significant portion of our revenue from these indirect channel partners. However, in order for us to maintain our current revenue sources and grow our revenue as we have forecasted, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may develop and offer products of their own that are competitive to ours. Or, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sales, and support of our competitors’ products than ours. If we fail to manage effectively our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse affect on our business, financial condition, and results of operations. Additionally, if we do not manage distribution of our products and services and support effectively, or if our resellers’ financial conditions or operations weaken, our revenues and gross margins could be adversely affected.

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct business internationally. For the first half of fiscal year 2006, 40.4% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flow. All balance sheet hedges are marked to market through earnings every quarter, while gains and losses on cash flow hedges are recorded in other comprehensive income. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles and difficulties in managing international operations. Such factors could materially and adversely affect our future international sales and, consequently, our operating results.

Potentially adverse tax consequences could also negatively impact the operating and financial results from international operations. International operations currently benefit from a tax ruling concluded in the Netherlands.

Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles, difficulties in managing international operations, and potentially adverse tax consequences. Such factors could materially and adversely affect our future international sales and, consequently, our operating results.

Although operating results have not been materially and adversely affected by seasonality in the past, because of the significant seasonal effects experienced within the industry, particularly in Europe, our future operating results could be materially and adversely affected by seasonality.

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

If we fail to manage our expanding business effectively, our operating results could be materially and adversely affected.

We have experienced growth in fiscal 2005 and 2004. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to, expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing infrastructure and systems, and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially and adversely affect our operating results.

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

Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts, or other catastrophic events.

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

Our continued success depends, in part, on our ability to identify, attract, motivate, and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate, and retain qualified engineers with the requisite education, backgrounds, and industry experience. Competition for qualified engineers, particularly in Silicon Valley, can be intense. The loss of the services of a significant number of our engineers or salespeople could be disruptive to our development efforts or business relationships and could materially and adversely affect our operating results.

Undetected software, hardware errors, or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues.

Our products may contain undetected software, hardware errors, or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially and adversely affect our operating results.

If we are unable to protect our intellectual property, we may be subject to increased competition that could materially and adversely affect our operating results.

Our success depends significantly upon our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. Some U.S. trademarks and some U.S.-registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers, strategic partners, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. The pending applications may not be approved, and if patents are issued, such patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially and adversely affect our ability to do business.

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

We are subject to intellectual property infringement claims. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights. Third parties may in the future claim infringement by us with respect to current or future products, patents, trademarks, or other proprietary rights. We expect that companies in the appliance market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

We have recently completed our evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of October 28, 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.

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

Market Interest and Interest Income Risk

Interest and Investment Income — As of October 28, 2005, we had short-term investments of $887.9 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 28, 2005 would cause the fair value of these short-term investments to decline by approximately $3.0 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Rate Risk

We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at October 28, 2005, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward and option contracts outstanding on October 28, 2005 (in thousands):

		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
CAD	Sell	8,890	$7,550	$7,550
CHF	Sell	3,049	$2,383	$2,383
DKK	Sell	1,700	$276	$276
EUR	Sell	125,609	$152,083	$151,781
GBP	Sell	29,284	$52,004	$51,900
ILS	Sell	15,889	$3,412	$3,412
NOK	Sell	300	$46	$46
SEK	Sell	4,000	$508	$508
ZAR	Sell	26,787	$3,970	$3,969
AUD	Buy	9,652	$7,222	$7,221
DKK	Buy	9,944	$1,611	$1,611
EUR	Buy	10,470	$12,711	$12,651
GBP	Buy	2,574	$4,589	$4,562
NOK	Buy	1,510	$233	$233
SEK	Buy	15,328	$1,946	$1,946
Option contracts:
EUR	Sell	8,000	$9,658	$9,759
GBP	Sell	1,500	$2,659	$2,683

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of October 28, 2005, the end of the fiscal period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth activity in the second quarter of fiscal 2006:

				Approximate Dollar Value
		Average	Total Number of Shares	of Shares That May yet Be
	Shares	Price Paid	Purchased as Part of the	Purchased Under the
Period	Purchased	per Share	Repurchase Program(1)	Repurchase Program(2)

July 30, 2005 — August 26, 2005	—	$—	17,828,051	$225,382,165
August 27, 2005 — September 23, 2005	5,332,284	$23.54	23,160,335	$99,847,660
September 24, 2005 — October 28, 2005	991,989	$23.68	24,152,324	$76,361,270

Total	6,324,273	$23.56	24,152,324	$76,361,270

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	In May 2005, our Board of Directors approved an incremental stock repurchase program in which up to $300.0 million of additional shares of our outstanding common stock may be purchased. In November 2005, our Board of Directors approved a new $650,000 stock repurchase program which amount includes the $76,361 remaining from all prior authorizations. The stock repurchase program may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On August 31, 2005, we held our 2005 Annual Meeting of Stockholders. Voting results are summarized below:

Proposal I — To elect the following individuals to serve as members of the Board of the Directors for the ensuing year or until their respective successors are duly elected and qualified:

Name	Votes For	Abstain

Daniel J. Warmenhoven	325,096,328	4,222,128
Donald T. Valentine	324,991,753	4,326,703
Jeffry R. Allen	325,096,468	4,221,988
Carol A. Bartz	324,057,438	5,261,018
Alan L. Earhart	326,369,889	2,948,567
Mark Leslie	315,018,885	14,299,571
Nicholas G. Moore	326,521,586	2,796,870
Sachio Semmoto	326,824,278	2,494,178
George T. Shaheen	326,806,397	2,512,059
Robert T. Wall	323,006,986	6,311,470

Proposal II — To approve the Company’s amended and restated 1999 Stock Incentive Plan, which includes a proposed increase of maximum number of shares of Common Stock that may be issued thereunder by 10,600,000.

Votes For	Against	Abstain

194,484,403	80,334,233	3,180,986

Proposal III — To approve an amendment to the Company’s Employee Stock Purchase Plan (Purchase Plan) to increase the share reserve under the Purchase Plan by an additional 1,500,000 shares of Common Stock.

Votes For	Against	Abstain

256,590,926	18,245,175	3,163,521

Proposal IV — To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending April 28, 2006.

Votes For	Against	Abstain

323,521,959	3,930,047	1,866,450

Item 5.	Other Information

The information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 6.	Exhibits

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2	.3(8)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance, Inc., Dolphin Acquisition Corp., and Decru, Inc.

3	.1(1)	Certificate of Incorporation of the Company.

3	.2(1)	Bylaws of the Company.

3	.3(6)	Certificate of Amendment to the Bylaws of the Company.

4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.

4	.3(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan, and the 2001 Equity Incentive Plan filed under Attachment II.

4	.4(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

4	.5(7)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

4	.6(7)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 6, 2005.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 6, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U .S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 6, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 6, 2005.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(7)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated September 2, 2005.

(8)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: December 6, 2005

EXHIBIT INDEX

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.

2	.3(8)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance, Inc., Dolphin Acquisition Corp., and Decru, Inc.

3	.1(1)	Certificate of Incorporation of the Company.

3	.2(1)	Bylaws of the Company.

3	.3(6)	Certificate of Amendment to the Bylaws of the Company.

4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.

4	.3(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

4	.4(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

4	.5(7)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

4	.6(7)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 6, 2005.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 6, 2005.

32.1		Certification of Chief Executive Officer pursuant to 18 U .S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 6, 2005.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 6, 2005.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(7)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated December 6, 2005.

(8)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.