Form 10-Q
period 2006-01-27
NETWORK APPLIANCE INC
filed 2006-03-07
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(408) 822-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one:).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Class	Outstanding at February 24, 2006

Common Stock	374,164,288

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	January 27,	April 30,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$188,125	$193,542
Short-term investments	952,819	976,423
Accounts receivable, net of allowances of $6,201 at January 27, 2006 and $5,445 at April 30, 2005	367,490	296,885
Inventories	64,072	38,983
Prepaid expenses and other	35,768	32,472
Deferred income taxes	35,544	37,584

Total current assets	1,643,818	1,575,889
Property and Equipment, net	492,793	418,749
Goodwill	491,089	291,816
Intangible Assets, net	82,433	21,448
Other Assets	59,817	64,745

	$2,769,950	$2,372,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99,720	$83,572
Income taxes payable	38,226	20,823
Accrued compensation and related benefits	113,067	100,534
Other accrued liabilities	66,790	53,262
Deferred revenue	336,944	261,998

Total current liabilities	654,747	520,189
Long-Term Deferred Revenue	256,528	187,180
Long-Term Obligations	3,427	4,474

Total liabilities	914,702	711,843

Stockholders’ Equity:
Common stock (401,654 shares at January 27, 2006 and 381,509 shares at April 30, 2005)	402	381
Additional paid-in capital	1,743,879	1,347,352
Deferred stock compensation	(29,041)	(15,782)
Treasury stock (29,178 shares at January 27, 2006 and 14,566 shares at April 30, 2005)	(719,222)	(329,075)
Retained earnings	869,209	661,978
Accumulated other comprehensive loss	(9,979)	(4,050)

Total stockholders’ equity	1,855,248	1,660,804

	$2,769,950	$2,372,647

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005

Revenues:
Product revenue	$474,236	$367,903	$1,293,642	$1,029,334
Service revenue	62,795	44,803	174,853	116,969

Total revenues	537,031	412,706	1,468,495	1,146,303

Cost of Revenues:
Cost of product revenue	163,505	127,118	438,363	353,060
Cost of service revenue	46,502	33,454	130,530	94,990

Total cost of revenues	210,007	160,572	568,893	448,050

Gross margin	327,024	252,134	899,602	698,253

Operating Expenses:
Sales and marketing	152,008	118,668	427,526	331,087
Research and development	62,622	43,603	169,462	122,957
General and administrative	24,742	20,136	67,349	54,888
In process research and development	—	—	5,000	—
Stock compensation (1)	4,070	2,189	9,442	6,432
Restructuring charges (recoveries)	117	(270)	(495)	(270)

Total operating expenses	243,559	184,326	678,284	515,094

Income from Operations	83,465	67,808	221,318	183,159
Other Income (Expense), net:
Interest income	9,891	6,031	28,590	16,216
Other income (expenses), net	1,001	(500)	453	(1,322)
Net gain on investments	—	41	101	41

Total other income, net	10,892	5,572	29,144	14,935

Income before Income Taxes	94,357	73,380	250,462	198,094
Provision for Income Taxes	17,964	13,253	43,231	35,776

Net Income	$76,393	$60,127	$207,231	$162,318

Net Income per Share:
Basic	$0.21	$0.17	$0.56	$0.45

Diluted	$0.20	$0.16	$0.54	$0.43

Shares Used in per Share Calculations:
Basic	371,768	362,563	370,069	359,031

Diluted	389,149	385,869	386,991	377,972

(1) Stock compensation includes:
Sales and marketing	$1,325	$733	$2,851	$1,813
Research and development	2,465	1,281	5,929	4,020
General and administrative	280	175	662	599

	$4,070	$2,189	$9,442	$6,432

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Nine Months Ended
	January 27,	January 28,
	2006	2005

Cash Flows from Operating Activities:
Net income	$207,231	$162,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,175	39,869
In process research and development	5,000	—
Amortization of intangible assets	11,329	6,999
Amortization of patents	1,487	1,352
Stock compensation	9,442	6,432
Net gain on investments	(101)	(70)
Net loss on disposal of equipment	1,318	907
Allowance for doubtful accounts	921	325
Deferred income taxes	14	730
Deferred rent	301	228
Changes in assets and liabilities:
Accounts receivable	(70,153)	(40,065)
Inventories	(38,397)	(12,383)
Prepaid expenses and other assets	(6,590)	3,011
Accounts payable	16,072	15,355
Income taxes payable	39,606	24,577
Accrued compensation and related benefits	12,992	16,508
Other accrued liabilities	970	8,008
Deferred revenue	144,737	110,534

Net cash provided by operating activities	382,354	344,635

Cash Flows from Investing Activities:
Purchases of investments	(450,555)	(669,562)
Redemptions of investments	471,755	456,387
Increase in restricted cash	(1,997)	—
Purchases of property and equipment	(96,476)	(64,756)
Proceeds from sales of investments	130	347
Purchases of equity securities	(7,100)	(125)
Purchase of business, net of cash acquired	(53,747)	—

Net cash used in investing activities	(137,990)	(277,709)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	141,725	153,460
Tax withholding payments reimbursed by restricted stock	(794)	(43)
Repurchases of common stock	(390,147)	(132,993)

Net cash provided by (used in) financing activities	(249,216)	20,424

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(565)	1,695
Net Increase (Decrease) in Cash and Cash Equivalents	(5,417)	89,045
Cash and Cash Equivalents:
Beginning of period	193,542	92,328

End of period	$188,125	$181,373

Noncash Investing and Financing Activities:
Conversion of evaluation inventory to fixed assets	$14,393	$8,468
Deferred stock compensation, net of reversals	$2,897	$512
Income tax benefit from employee stock transactions	$22,334	$27,829
Acquisition of property and equipment on account	$11,158	$—
Stock issued for acquisition	$191,874	$—
Options assumed for acquired business	$38,456	$—
Supplemental cash flow information:
Income taxes paid	$5,625	$11,975
Income taxes refund	$2,345	$10,588

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

We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first nine months of fiscal 2006 and 2005 were both 39-week fiscal periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2005. The results of operations for the three and nine-month periods ended January 27, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. In the following notes to our interim condensed consolidated financial statements, Network Appliance Inc. is also referred to as “we”, “our” and “us”.

3.	Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; valuation of goodwill and intangibles; accounting for income taxes; inventory reserves and write-down; restructuring accruals; impairment losses on investments; accounting for stock-based compensation; and loss contingencies. Actual results could differ from those estimates.

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

We recorded $4,070 and $9,442 of deferred compensation expense for the three and nine-month periods ended January 27, 2006, respectively, and $1,968 and $5,963 for the three and nine-month periods ended January 28, 2005, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the Decru, Alacritus and Spinnaker acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant (discontinued as of December 31, 2004) and the award of restricted stock to certain employees. The net increase in stock compensation expenses reflected primarily higher stock compensation relating to the Decru acquisition and restricted stock awards.

Based on deferred stock compensation recorded at January 27, 2006, estimated future deferred stock compensation amortization for the remainder of fiscal year 2006, fiscal years 2007, 2008, 2009 and 2010 are expected to be $3,925, $14,669, $8,449 and $1,731 and $268, respectively, and none thereafter.

We recorded charges of $45 and $56, in compensation expense, in the three and nine-month periods ending January 27, 2006, respectively, and $221 and $469 in the three and nine-month periods ending January 28, 2005, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the impact on net income and net income per share would be as follows:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005

Net income as reported	$76,393	$60,127	$207,231	$162,318
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	2,442	1,181	5,665	3,578
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(24,860)	(21,172)	(74,224)	(61,641)

Pro forma net income	$53,975	$40,136	$138,672	$104,255

Basic net income per share, as reported	$0.21	$0.17	$0.56	$0.45

Diluted net income per share, as reported	$0.20	$0.16	$0.54	$0.43

Basic net income per share, pro forma	$0.15	$0.11	$0.37	$0.29

Diluted net income per share, pro forma	$0.14	$0.10	$0.36	$0.28

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	January 27,	April 30,
	2006	2005

Purchased components	$30,029	$15,784
Work in process	—	686
Finished goods	34,043	22,513

	$64,072	$38,983

6.	Goodwill and Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment in fiscal 2005 and concluded that goodwill was not impaired. In the nine month period ended January 27, 2006, there were no indicators that would suggest the impairment of goodwill and intangible assets.

During May 2005, we acquired Alacritus Inc. (“Alacritus”) and recorded goodwill of $5,844 and intangible assets of $5,700 resulting from the allocation of the purchase price. See Note 14, “Business Combinations.” In the second quarter of fiscal 2006, the Alacritus goodwill was increased by $479 to reflect an adjustment for the deferred tax impact on deferred stock compensation.

During August 2005, we acquired Decru, Inc. (“Decru”) and recorded goodwill of $192,949 and intangible assets of $68,100 resulting from the allocation of the purchase price. See Note 14, “Business Combinations.”

Identified intangible asset balances as of January 27, 2006 and April 30, 2005 are summarized as follows:

	Amortization	January 27, 2006			April 30, 2005
	Period		Accumulated	Net		Accumulated	Net
	(Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Intangible Assets:
Patents	5	$10,040	$(4,952)	$5,088	$10,040	$(3,467)	$6,573
Existing technology	4 – 5	91,025	(28,432)	62,593	33,525	(20,512)	13,013
Trademarks/tradenames	3 – 6	5,080	(515)	4,565	280	(111)	169
Customer contracts/relationships	1.5 – 5	10,700	(1,900)	8,800	1,100	(885)	215
Covenants not to compete	1.5 – 2	9,510	(8,123)	1,387	7,610	(6,132)	1,478

Total Intangible Assets, Net		$126,355	$(43,922)	$82,433	$52,555	$(31,107)	$21,448

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005

Patents	$495	$451	$1,487	$1,352
Existing technology	3,866	858	7,920	2,574
Other identified intangibles	940	1,475	3,409	4,425

	$5,301	$2,784	$12,816	$8,351

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at January 27, 2006, the future amortization expense of identified intangibles for the remainder of fiscal 2006, the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount

Remainder of Fiscal 2006	$5,301
2007	21,188
2008	20,364
2009	17,946
2010	13,133
Thereafter	4,501

Total	$82,433

7.	Derivative Instruments

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

Balance Sheet Exposures.  We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three-month period ended January 27, 2006, net gains generated by hedged assets and liabilities totaled $1,169 and were offset by losses on the related derivative instruments of $113. For the nine-month period ended January 27, 2006, net losses generated by hedged assets and liabilities totaled $2,407 and were offset by gains on the related derivative instruments of $3,035. For the three and nine-month periods ended January 28, 2005, net gains generated by hedged assets and liabilities totaled $748 and $5,021, respectively, and were offset by losses on the related derivative instruments of $1,388 and $6,596, respectively.

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

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For the three and nine-month periods ended January 27, 2006 and January 28, 2005, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

As of January 27, 2006, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $305,585. We do not believe that these derivatives present significant credit risks, because the

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with several counterparties. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the forward points and premiums paid.

8.	Earnings Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding excluding unvested restricted stock for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options and restricted stock awards.

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These options were antidilutive in the three and nine-month periods ended January 27, 2006 and January 28, 2005 as their exercise prices were above the average market prices in such periods. For the three-month periods ended January 27, 2006 and January 28, 2005, 18,450 and 13,121 shares of common stock options with a weighted average exercise price of $47.83 and $57.67, respectively, were excluded from the diluted net income per share computation. For the nine-month periods ended January 27, 2006 and January 28, 2005, 18,881 and 14,873 shares of common stock options with a weighted average exercise price of $48.04 and $54.05, respectively, were excluded from the diluted net income per share computation.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 28,	January 27,
	2006	2005	2005	2006

Net Income (Numerator):
Net income, basic and diluted	$76,393	$60,127	$207,231	$162,318

Shares Used in Per Share Calculations (Denominator):
Weighted average common shares outstanding	372,289	363,071	370,543	359,561
Weighted average common shares outstanding subject to repurchase	(521)	(508)	(474)	(530)

Shares used in basic computation	371,768	362,563	370,069	359,031
Weighted average common shares outstanding subject to repurchase	521	508	474	530
Common shares issuable upon exercise of stock options	16,860	22,798	16,448	18,411

Shares used in diluted computation	389,149	385,869	386,991	377,972

Net Income Per Share:
Basic	$0.21	$0.17	$0.56	$0.45

Diluted	$0.20	$0.16	$0.54	$0.43

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

Stock Repurchase Program

As of April 30, 2005, $20,925 was available for the repurchase of common shares under the Stock Repurchase Program. On May 24, 2005, our Board approved an incremental stock repurchase program in which up to $300,000 of additional shares may be repurchased. In November 2005, our Board of Directors approved a new $650,000 stock repurchase program which amount includes the $76,361 remaining from all prior authorizations (i.e., the net additional approval amount, without taking into account remaining amounts approved in prior periods, is $573,639).

Share repurchase activities for the three and nine-months ended January 27, 2006 and January 28, 2005, were as follows:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005

Shares repurchased	5,025	1,532	14,612	5,580
Cost of shares repurchased	$145,583	$49,980	$390,147	$132,993
Average price per share	$28.97	$32.62	$26.70	$23.83

At January 27, 2006, $504,417 remained available for repurchases under the plan.

Since the inception of the stock repurchase program through January 27, 2006, we have purchased a total of 29,178 shares of our common stock at an average price of $24.65 per share for an aggregate purchase price of $719,222.

Comprehensive Income

The components of comprehensive income, were as follows:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005

Net income	$76,393	$60,127	$207,231	$162,318
Currency translation adjustment	(12)	448	(1,996)	30
Change in unrealized gain (loss) on investments	1,327	143	(4,492)	(1,562)
Change in unrealized gain (loss) on derivatives	352	(2,691)	559	(2,789)

Comprehensive income	$78,060	$58,027	$201,302	$157,997

The components of accumulated other comprehensive loss were as follows:

	January 27,	April 30,
	2006	2005

Accumulated translation adjustments	$(714)	$1,283
Accumulated unrealized loss on available-for-sale investments	(9,935)	(5,444)
Accumulated unrealized gain on derivatives	670	111

Total accumulated other comprehensive loss	$(9,979)	$(4,050)

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring Charges

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As of January 27, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In the second quarter of fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

During the first quarter of fiscal 2006, we recorded a reduction in restructuring reserve of $1,256 resulting from the execution of new sublease agreement for our Tewksbury facility. Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates.

During the second and third quarter of fiscal 2006, we recorded a restructuring charge of $645 and $117, primarily attributed to severance-related amounts and relocation expenses related to the move of our global services center operations.

The following analysis sets forth the changes in the restructuring reserve for the three months ended January 27, 2006:

	Facility Accrual	Severance-Related	Total

Reserve balance at April 30, 2004	$5,208	$—	$5,208
Cash payments	(705)	—	(705)

Reserve balance at April 30, 2005	4,503	—	4,503
Cash payments	(90)	—	(90)
Adjustments	(1,256)	—	(1,256)

Reserve balance at July 29, 2005	3,157	—	3,157
Restructuring charges	281	364	645
Cash payments	(451)	(341)	(792)

Reserve balance at October 28, 2005	2,987	23	3,010
Restructuring charges	—	117	117
Cash payments	(175)	(17)	(192)

Reserve balance at January 27, 2006	$2,812	$123	$2,935

Of the restructuring reserve balance at January 27, 2006, $681 was included in other accrued liabilities and the remaining $2,254 was classified as long-term obligations, relating to the facility charges for the second restructuring and the global services center restructuring charges.

11.	Short-Term Investments

All our investments are classified as available for sale at January 27, 2006 and April 30, 2005. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity. Realized gains or losses on sales of investments are computed based upon

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred and there were none as of January 27, 2006. The unrealized losses on these investments at January 27, 2006 were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired at January 27, 2006.

12.	New Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“ FSP 115-1”), superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. In November 2005, the FASB issued FASB Staff Position FSP 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP 115-1 shall be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP 115-1 beginning January 28, 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

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

13.	Commitments and Contingencies

The following summarizes our commitments and contingencies at January 27, 2006, and the effect such obligations may have on our future periods:

Contractual Obligations:	2006	2007	2008	2009	2010	Thereafter	Total

Rent operating lease payments(1)	$3,981	$13,979	$13,627	$13,358	$10,133	$28,779	$83,857
Equipment operating lease payments(1)	1,516	5,849	5,167	2,873	16	—	15,421
Lease payments(2)	—	—	1,651	1,981	1,981	37,017	42,630
Venture capital funding commitments(3)	100	402	389	377	364	381	2,013
Purchase commitments and other(4)	1,348	600	—	—	—	—	1,948
Capital Expenditures(5)	10,858	7,711	—	—	—	—	18,569
Communications & Maintenance(6)	3,169	7,439	5,267	1,521	169	—	17,565

Total Contractual Cash Obligations	$20,972	$35,980	$26,101	$20,110	$12,663	$66,177	$182,003

Other Commercial Commitments:	2006	2007	2008	2009	2010	Thereafter	Total

Letters of Credit(7)	$450	$—	$—	$—	$—	$337	$787
Restricted Cash(8)	1,828	302	748	676	53	2,224	5,831

Total Commercial Commitments	$2,278	$302	$748	$676	$53	$2,561	$6,618

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are leased under operating leases which expire through fiscal 2015. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $58 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude lease

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments which are accrued as part of our 2002 restructurings and include only rent lease commitments that are over one year.

(2)	On December 16, 2005, we (“the Lessee”) entered into financing, construction and leasing arrangements with BNP Paribas LLC (“BNP”) (“the Lessor”), for office space to be located on land currently owned by us in Sunnyvale, California. This arrangement requires us to ground lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space with $38,500 construction allowance provided by BNP, and, after completion of construction to pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (5.15% at January 27, 2006). We expect to pay lease payments on the completed buildings from BNP on June 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: we may (i) purchase the building from BNP for $38,500 (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least 32,725, and be liable for the deficiency between the net proceeds received from the third party and $32,725, or (iii) pay BNP a supplemental payment of $32,725, in which event, we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing 2 year period.

Included in the above contractual cash obligations are (a) lease commitments of $1,651 in fiscal 2008, $1,981 in each of the fiscal years 2009, 2010, 2011, 2012 and $330 in fiscal 2013, which are based on the LIBOR rate at January 27, 2006, for a term of 5 years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to $32,725 in the event that we elect not to purchase or arrange for a sale of the building.

The lease also requires us to maintain specified financial covenants with which we were in compliance as of January 27, 2006. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

(3)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(4)	Amounts included in purchase commitments and other are (a) agreements to purchase component inventory from our suppliers and/or contract manufacturers that are non-cancelable and legally binding against us and (b) commitment related to utilities contracts. Purchase commitments and other exclude (a) purchases of goods and services we expect to consume in the ordinary course of business in the next 12 months; (b) open purchase orders that represent an authorization to purchase rather than a binding agreement; (c) agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee and a corporate credit card program.

(8)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

From time to time, we have committed to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$283,209

In accordance with SFAS 141, we have preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Decru’s technology will augment our data protection and security solutions and provide for a wide variety of deployments with vendors’ storage systems in NAS, DAS, SAN, iSCSI, and even tape backup environments, which will allow us to pursue expanded market opportunities. These opportunities, along with the ability to leverage the Decru workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective estimated useful lives on a straight line basis. The purchase price has been preliminarily allocated as follows:

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

Net Tangible Assets

Decru’s assets and liabilities as of August 26, 2005 were reviewed and adjusted, if required, to their estimated fair value. Included in net tangible assets acquired above is $13,277 of cash assumed in connection with the Decru acquisition.

Amortizable Intangible Assets

Our valuation specialists valued the identified intangible assets utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible assets. We are amortizing these intangible assets over 2-6 years on a straight-line basis.

In-process Research and Development (“IPR&D”)

Of the total purchase price, $5,000 has been allocated to in-process research and development (“IPR&D”) and was expensed in the quarter ended October 28, 2005. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by estimating the stage of completion and risk associated with IPR&D to determine the level of discount rate to be applied, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our expectation that units shipped of the FAS 960, FAS 940 and FAS 920 will continue to decline and gradually be replaced by FAS 3000 units; (2) our expectation that the decline in our high-end products will be mitigated by the introduction of our next-generation high-end products; (3) our belief that our new NearStore® Virtual Tape Library solution will further expand our market opportunity; (4) our expectation that the introduction of our new high-end products, targeted for shipping before the end of our fiscal 2006, will increase both performance and capacity and restore the balance between the sales of our mid-range and high-end products; (5) our plan to invest in the people, processes and systems necessary to best optimize our revenue growth and long-term profitability; (6) our expectation that higher disk content associated with high-end storage systems may negatively affect our gross margin; (7) our estimates regarding future amortization of exiting technology to cost of products revenues relating to our acquisitions; (8) our expectation that service margins will be in the mid 20% range for fiscal 2006; (9) our estimates regarding future amortization of trademarks, tradenames, customer contracts and relationships relating to our acquisitions and included in sales and marketing expenses; (10) our expectation that we will continue to add sales and professional services capacity; (11) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (12) our estimates regarding future capitalized patents amortization expenses; (13) our belief that our future performance will depend in on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness, and meet an expanding range of customer requirements; (14) our intention to continuously broaden our existing product offerings and introduce new products; (15) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (16) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2006; (17) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2006; (18) our estimates regarding future amortization of covenants not to compete relating to our acquisitions; (19) our expectation that the research and development costs to bring Decru products to technological feasibility will not have a material impact on our future results of operations of our financial condition; (20) our expectation regarding estimated future deferred stock compensation amortization expenses and future amortization of intangible assets; (21) our expectation that interest income will increase in fiscal 2006; (22) our belief that period-to-period changes in foreign exchange gain or losses will continue to be impacted by hedging costs associated with our forward and option activities; (23) our expectation that cash provided by operating activities may fluctuate in future periods as a result of a number of factors; (24) our expectation that we may repatriate foreign earnings and pay taxes under the Jobs Act and our expectation of the amount to be repatriated and the consequent tax liability; (25) our expectations regarding our contractual cash obligations and other commercial commitments at January 27, 2006 for the remainder of fiscal 2006 and fiscal years 2007 through 2010 and thereafter; (26) our expectation that we will complete construction on our Sunnyvale facility by approximately June 2007 and that our estimates regarding future minimum lease payments for the lease term; (27) our expectation that capital expenditures will increase consistent with our business growth; (28) our expectation that our existing facilities and those currently being developed, will be sufficient for our needs for at least the next two years and that our contractual commitments, including operating leases, and any required capital expenditures over the next few years will be funded through cash from operations and existing cash and investments; (29) our belief that foreign currency hedging contracts will not subject us to significant credit risk; (30) our belief that our existing liquidity and capital resources are sufficient to fund our operations for at least the next twelve months; (31) our belief that the accounting policies included herein are the policies that most frequently require us to make estimates and judgments, and are therefore “critical”; (32) our belief that the principal competitive factors affecting our markets include certain product benefits and global service and support; (33) our intent to regularly introduce new products and product enhancements; (34) the possibility that we may need to increase our materials purchases, contract manufacturing capacity and internal test and quality functions to meet anticipated demand; (35) our intention to continue to establish and maintain business relationships with technology companies; (36) the possibility that we may continue to engage in future acquisitions; (37) our expectation that we will increasingly rely on our indirect sales channel for a significant portion of our revenue; (38) our expectation that the ultimate costs to resolve any outstanding legal

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims or proceedings will not be material to our business; (39) our expectation that companies in the appliance market will increasingly be subject to infringement claims as the industry grows; (40) our expectation that the value of our investments will not decline significantly because of changes in market interest rates, (41) our expectation that our investments in emerging technologies will contribute to our long term growth; and (42) our expectation that we will acquire products and businesses complementary to our business, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements and as a result of important factors, including those described in the Risk Factors included on page 35.

Third Quarter Fiscal 2006 Overview

We achieved growth in revenue and profitability during the three-month period ended January 27, 2006, driven primarily by our FAS 3000 midrange product line. Product revenues growth was across all geographies. The increase in product revenues year over year was specifically attributable to increased software licenses and software subscriptions, an increase in units shipped of the new FAS 3000 series, and sales of add-on storage shelves, partially offset by declines in units shipped of our FAS 960, FAS 940, FAS 920 and R200 products.

We expect unit shipments of the FAS 960, FAS 940, and FAS 920 to continue to decline in the remainder of fiscal 2006 and be gradually replaced by the FAS 3000 series products. However, this shift to the FAS 3000 may negatively impact our revenue in the near term as the dollar value of our FAS 3000 sales may be lower compared to sales of our FAS 960 and R200 products. In the longer term, we expect this decline in the high-end products to be mitigated by the introduction of our next-generation high-end products, which is targeted for shipping in the fourth quarter of fiscal 2006. We also expect this introduction will increase both performance and capacity compared to the FAS 980, and will restore the balance between the sales of our high-end and mid-range products. Additionally, we believe that our new NearStore Virtual Tape Library solution will further expand our market opportunity as we can now provide Disk-to-Disk backup solutions for all open systems enterprise primary storage.

We continue to make progress in penetrating and expanding our business in enterprise data centers with mission critical partners, expanding our product line innovations to broaden our addressable market, such as flexible volumes, data encryption and virtual tape library. In the remainder of fiscal 2006 we expect to introduce our new high-end products and deliver our next-generation operating system with enhanced storage grid architecture.

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

Third Quarter Fiscal 2006 Financial Performance

•	Our revenues for the three-month period ended January 27, 2006, were $537.0 million, a 30.1% increase over the three-month period ended January 28, 2005. Our revenues for the nine-month period ended January 27, 2006, were $1,468.5 million, a 28.1% increase over the nine-month period ended January 28, 2005. This year-over-year increase in revenue primarily from our new mid-range FAS 3020 and FAS 3050 was partially offset by a decline in revenue of our FAS 960, FAS 940, FAS 920 and NearStore R200 products compared to the same periods a year ago.

•	Our overall gross margins were 60.9% and 61.3% respectively, in the three and nine-month periods ended January 27, 2006 compared to 61.1% and 60.9%, respectively, in the same periods ended January 28, 2005.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Overall gross margin for the three and nine-month periods ended January 27, 2006 reflected higher amortization of existing technology from our acquisitions which was partially offset by a favorable change in product and add-on software mix.

•	Net income for the three-month period ended January 27, 2006 increased 27.1% to $76.4 million compared to net income of $60.1 million for the same period a year ago. Net income for the nine-month period ended January 27, 2006 increased 27.7% to $207.2 million compared to net income of $162.3 million for the same period a year ago.

•	With the exception of long-term restructuring and deferred rent liabilities totaling $3.4 million, our balance sheet as of January 27, 2006 remains debt-free. Cash, cash equivalents and investments declined to $1,140.9 million, compared to $1,170.0 million as of April 30, 2005, due primarily to cash repurchases of our common stock of $390.1 million and net cash paid of $41.2 million in connection with the Decru acquisition partially offset by cash generated from operations. Days Sales Outstanding increased to 62 days as of January 27, 2006 compared to 60 days as of April 30, 2005. Inventory turns were 12.9 times and 17.9 times as of January 27, 2006 and April 30, 2005, respectively. Deferred revenue increased to $593.5 million as of January 27, 2006 from $449.2 million reported as of April 30, 2005 due to higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers. Capital purchases of plant, property and equipment for the nine-month period ended January 27, 2006 were $96.5 million.

Results of Operations

The following table sets forth certain condensed consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005

Revenues:	100.0%	100.0%	100.0%	100.0%
Product revenue	88.3	89.1	88.1	89.8
Service revenue	11.7	10.9	11.9	10.2
Cost of Revenues:
Cost of product revenue	30.4	30.8	29.8	30.8
Cost of service revenue	8.7	8.1	8.9	8.3

Gross margin	60.9	61.1	61.3	60.9

Operating Expenses:
Sales and marketing	28.3	28.8	29.2	28.8
Research and development	11.7	10.6	11.5	10.7
General and administrative	4.6	4.9	4.6	4.8
In process research and development	—	—	0.3	—
Stock compensation	0.8	0.5	0.6	0.6
Restructuring recoveries	—	(0.1)	—	—

Total operating expenses	45.4	44.7	46.2	44.9

Income from Operations	15.5	16.4	15.1	16.0

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005

Other Income (Expense), net:
Interest income	1.8	1.5	1.9	1.4
Other income (expenses), net	0.2	(0.1)	—	(0.1)
Net gain on investments	—	—	—	—

Total other income, net	2.0	1.4	1.9	1.3

Income before Income Taxes	17.5	17.8	17.0	17.3
Provision for Income Taxes	3.3	3.2	2.9	3.1

Net Income	14.2%	14.6%	14.1%	14.2%

Discussion and Analysis of Results of Operations

Product Revenues — Product revenues increased by 28.9% to $474.2 million for the three-month period ended January 27, 2006, from $367.9 million for the same period in fiscal 2005. Product revenues increased by 25.7% to $1,293.6 million for the nine-month period ended January 27, 2006, from $1,029.3 million for the same period in fiscal 2005.

Product revenues were favorably impacted by the following factors:

•	increased revenues from our new and current product portfolio, and in particular, FAS 3020, FAS 3050, and FAS 270 filer products and add-on software;

•	increased sales of software subscriptions, which represented 11.3% and 11.7% of total revenues for the three and nine-month periods ended January 27, 2006, respectively, and 10.6% and 10.5% of total revenues for the three and nine-month periods ended January 28, 2005, respectively;

•	increased sales through indirect channels, which includes sales through our resellers, distributors and OEM partners, representing 56.9% and 56.0% of total revenues for the three and nine-month periods ended January 27, 2006, respectively, and 50.4% of total revenues for both the three and nine-month periods ended January 28, 2005; and

•	increased sales of add-on storage shelves due to data volume growth and year end buying surge.

Product revenues were negatively impacted by the following factors:

•	a mix shift to our new midrange FAS 3000 series, causing a decline in unit shipments and revenues from our FAS 960, FAS 940 and NearStore R200 products;

•	lower average selling prices associated with the new FAS 3000 series using a mix of ATA and fibre channel drives;

•	lower-cost-per-megabyte disks; and

•	declining average selling prices and unit sales of our older products.

The overall increase in product revenues for the nine-month period ended January 27, 2006 as compared to the same period ended January 28, 2005 was generally attributed to the same offsetting factors as cited above for the three-month periods ended January 27, 2006 and January 28, 2005. In addition, for the nine-month period ended January 27, 2006, product revenues were also positively impacted by increased revenues from our high-end FAS 980 product.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Decru acquisition and the IBM OEM relationship did not have a significant impact on the revenue for the three and nine-month periods ended January 27, 2006. There can be no assurance that IBM and Decru will contribute meaningful revenue in future quarters. We also cannot assure you that we will be able to maintain or increase market demand for our products.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 40.2% to $62.8 million in the three-month period ended January 27, 2006, from $44.8 million in the same period in fiscal 2005. Service revenues increased by 49.5% to $174.9 million in the nine-month period ended January 27, 2006, from $117.0 million in the same period in fiscal 2005.

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

Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 11.7% and 11.9% of total revenues for the three and nine-month periods ended January 27, 2006, respectively, and 10.9% and 10.2% of total revenues for the three and nine-month periods ended January 28, 2005, respectively.

International total revenues — International total revenues (including United States exports) increased by 27.8% and 25.0% for the three and nine-month periods ended January 27, 2006, respectively, as compared to the same periods in fiscal 2005. International total revenues were $239.1 million and $615.1 million, respectively, or 44.5% and 41.9% of total revenues, respectively, for the three and nine-month periods ended January 27, 2006. International total revenues were $187.1 million and $492.0 million, respectively, or 45.3% and 42.9% of total revenues, respectively, for the three and nine-month periods ended January 28, 2005. The increase in international sales in absolute dollars was primarily a result of European and Asia Pacific net revenue growth, driven by increased demand for our solutions, new customers and higher storage spending in certain geographic regions as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2006.

Product Gross Margin — Product gross margins were 65.5% and 65.4% for the three-month periods ended January 27, 2006, and January 28, 2005, respectively. Product gross margin increased to 66.1% for the nine-month period ended January 27, 2006, from 65.7% for the nine-month period ended January 28, 2005.

Product gross margin was favorably impacted by:

•	favorable product and add-on software mix;

•	better disk utilization rates associated with sales of higher-margin management software products like FlexClonetm and FlexVoltm that run on the Data ONTAP® 7G operating system allowing customers to buy less disk storage but buy more of the high-value, high-margin systems and associated software to manage their data;

•	growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product gross margin was negatively impacted by:

•	sales price reductions due to competitive pricing pressure and selective pricing discounts;

•	increased sales through indirect channels, which may have a lower gross margin than our direct sales in certain geographic regions;

•	increase in the amount of relatively lower margin add-on storage shelves sold; and

•	lower average selling price of certain add-on software options.

Higher disk content associated with high-end storage systems may negatively affect our gross margin in the future if not offset by increases in software revenue or new higher-margin products.

Amortization of existing technology included in cost of product revenues was $3.9 million and $7.9 million for the three and nine-month periods ended January 27, 2006, respectively, and $0.9 million and $2.6 million for the three and nine-month periods ended January 28, 2005, respectively. Based on existing technology recorded at January 27, 2006, estimated future amortization of existing technology to cost of product revenues relating to our acquisitions will be $3.9 million for the remainder of fiscal 2006, $15.5 million for fiscal years 2007 and 2008, $14.7 million for fiscal year 2009; $10.3 million for fiscal year 2010; and $2.8 million thereafter.

Service Gross Margin — Service gross margin increased to 25.9% in the three-month period ended January 27, 2006, as compared to 25.3% in the three-month period ended January 28, 2005. Service gross margin increased to 25.3% in the nine-month period ended January 27, 2006 as compared to 18.8% in the nine-month period ended January 28, 2005. Cost of service revenue increased by 39.0% to $46.5 million in the three-month period ended January 27, 2006, from $33.5 million in the same period in fiscal 2005. Cost of service revenue increased by 37.4% to $130.5 million in the nine-month period ended January 27, 2006, from $95.0 million in the same period in fiscal 2005.

The improvement in service gross margin for the three and nine-month periods ended January 27, 2006 compared to the same periods in fiscal 2005 was primarily due to an increase in services revenue and improved headcount utilization. The increase in the service gross margin was partially offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margin will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In fiscal 2006, we expect service margin to be in the mid 20% range, as we continue to scale our service programs and offerings, particularly professional services.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 28.1% to $152.0 million for the three-month period ended January 27, 2006, from $118.7 million for the same period in fiscal 2005. These expenses were 28.3% and 28.8% of total revenues for the three-month periods ended January 27, 2006 and January 28, 2005, respectively. Sales and marketing expenses increased 29.1% to $427.5 million for the nine-month period ended January 27, 2006, from $331.1 million for the same period in fiscal 2005. These expenses were 29.2% and 28.8% of total revenues for the nine-month periods ended January 27, 2006 and January 28, 2005, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions.

Amortization of trademarks/tradenames and customer contracts/relationships relating to our acquisitions included in sales and marketing expenses was $0.7 million and $0.2 million for the three-month periods ended January 27, 2006 and January 28, 2005, respectively, and was $1.4 million and $0.6 million for the nine-month

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods ended January 27, 2006 and January 28, 2005, respectively. Based on the intangibles recorded at January 27, 2006, estimated future amortization of trademarks, tradenames, customer contracts and relationships relating to our acquisitions and included in sales and marketing expenses will be $0.7 million for the remainder of fiscal 2006, $2.8 million for fiscal 2007, $2.7 million for fiscal 2008, 2009 and 2010 and $1.7 million thereafter.

Sales and marketing headcount increased to 2,160 at January 27, 2006 from 1,748 at January 28, 2005. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents.

Research and development expenses increased 43.6% to $62.6 million for the three-month period ended January 27, 2006, from $43.6 million for the same period ended January 28, 2005. These expenses represented 11.7% and 10.6% of total revenues for the three-month periods ended January 27, 2006 and January 28, 2005, respectively. Research and development expenses increased 37.8% to $169.5 million for the nine-month period ended January 27, 2006 from $123.0 million for the same period ended January 28, 2005. These expenses represented 11.5% and 10.7% of total revenues for the nine-month periods ended January 27, 2006 and January 28, 2005, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, and higher performance-based payroll expenses due to higher profitability. Research and development headcount increased to 1,095 as of January 27, 2006 compared to 811 as of January 28, 2005 primarily due to new hires and employees from the Decru acquisition. For both the three and nine-month periods ended January 27, 2006 and January 28, 2005, no software development costs were capitalized.

Included in research and development expenses is capitalized patents amortization of $0.5 million and $1.5 million for the three and nine-month periods ended January 27, 2006, respectively, as compared to $0.5 million and $1.4 million, respectively, for the three and nine-month periods ended January 28, 2005. Based on capitalized patents recorded at January 27, 2006, estimated future capitalized patents amortization expenses for the remainder of fiscal 2006 will be $0.5 million, $2.0 million for fiscal years 2007 and 2008, $0.5 million in fiscal 2009, $0.2 million in fiscal 2010, and none thereafter.

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

General and Administrative — General and administrative expenses increased 22.9% to $24.7 million for the three-month period ended January 27, 2006, from $20.1 million for the same period in fiscal 2005. These expenses represented 4.6% and 4.9% of total revenues for the three-month periods ended January 27, 2006 and January 28, 2005, respectively. General and administrative expenses increased 22.7% to $67.3 million for the nine-month period ended January 27, 2006, from $54.9 million for the same period in fiscal 2005. These expenses represented 4.6% and 4.8% of total revenues for the nine-month periods ended January 27, 2006 and January 28, 2005, respectively. This increase in absolute dollars was primarily due to higher legal expenses and professional fees for

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general corporate matters including patents, higher performance-based payroll expenses due to higher profitability and higher headcount growth.

General and administrative headcount increased to 514 at January 27, 2006 from 405 at January 28, 2005. We believe that our general and administrative expenses will increase in absolute dollars for fiscal 2006 due to projected general and administrative headcount growth. Amortization of covenants not to compete included in general and administrative expenses was $0.2 million and $2.0 million for the three and nine-month periods ended January 27, 2006, respectively, as compared to $1.3 million and $3.8 million for the three and nine-month periods ended January 28, 2005, respectively. Based on the intangibles recorded at January 27, 2006, estimated future amortization of covenants not to compete relating to our acquisitions will be $0.2 million in the remainder of fiscal 2006, $1.0 million for fiscal year 2007, $0.2 million for fiscal 2008 and none thereafter.

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

Stock Compensation — Stock compensation expenses were $4.1 million and $9.4 million in the three and nine-month periods ended January 27, 2006, respectively, as compared to $2.2 million and $6.4 million in the three and nine-month periods ended January 28, 2005, respectively. The net increase in deferred compensation expense year over year reflected higher deferred compensation expense amortization from newly issued restricted stock awards and assumed options from the Alacritus and Decru acquisitions partially offset by the terminated deferred salary compensation program and fully amortized WebManage assumed options. Based on deferred stock compensation recorded at January 27, 2006, estimated future deferred stock compensation amortization expenses are $3.9 million in the remainder of fiscal 2006, $14.7 million in fiscal 2007, $8.4 million in fiscal 2008, $1.7 million in fiscal 2009 and $0.3 million in fiscal 2010 and none thereafter.

Beginning May 1, 2006, we are required to adopt SFAS No. 123R and expense employee stock options in our financial statements. Adoption of SFAS No. 123R will have a significant impact on our reported results of operations. However, the impact of the adoption of SFAS No. 123R cannot be quantified at this time because it will depend on levels of share-based payments granted in the future as well as other variables that will affect the fair market value estimates, which cannot be forecasted at this time.

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As of January 27, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In the second quarter of fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

During the first quarter of fiscal 2006, we recorded a reduction in restructuring reserve of $1.3 million resulting from the execution of new sublease agreement for our Tewksbury facility. Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates.

During the second and third quarter of fiscal 2006, we recorded a restructuring charge of $0.6 and $0.1 million, primarily attributed to severance-related amounts and relocation expenses related to the move of our global services center operations.

The following analysis sets forth the changes in the restructuring reserve for the three months ended January 27, 2006:

	Facility Accrual	Severance-Related	Total

Reserve balance at April 30, 2004	$5,208	$—	$5,208
Cash payments	(705)	—	(705)

Reserve balance at April 30, 2005	4,503	—	4,503
Cash payments	(90)	—	(90)
Adjustments	(1,256)	—	(1,256)

Reserve balance at July 29, 2005	3,157	—	3,157
Restructuring charges	281	364	645
Cash payments	(451)	(341)	(792)

Reserve balance at October 28, 2005	2,987	23	3,010
Restructuring charges	—	117	117
Cash payments	(175)	(17)	(192)

Reserve balance at January 27, 2006	$2,812	$123	$2,935

Of the reserve balance at January 27, 2006, $0.7 million was included in other accrued liabilities and the remaining $2.3 million was classified as long-term obligations, relating to the facility charges for the second restructuring and the global services center restructuring charges.

Interest Income — Interest income was $9.9 million and $28.6 million for the three and nine-month periods ended January 27, 2006, respectively, as compared to $6.0 million and $16.2 million for the three and nine-month periods ended January 28, 2005, respectively. The increase in interest income was primarily driven by higher average interest rates on our investment portfolio. We expect overall interest income to increase for fiscal 2006 as a result of rising average interest rates, partially offset by lower cash and invested balances due primarily to cash repurchases of our common stock.

Other Income (Expense), Net — Other Income (Expense), Net, included net exchange gains from foreign currency transactions of $1.0 million and $0.4 million for the three and nine-month periods ended January 27, 2006, respectively. Net exchange losses were $0.6 million and $1.6 million in the three and nine-month periods ended January 28, 2005. We believe that period-to-period changes in foreign exchange gain or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision for Income Taxes — For the three and nine-month periods ended January 27, 2006, we applied annual tax rates of 19.0% and 17.3%, respectively, to pretax income as compared to 18.1% for the same periods in the prior year. The tax rates for the three and nine-month periods ended January 27, 2006 benefited from discrete provision for income tax items totaling $0.6 million and $5.2 million, respectively. The benefit from the discrete items is attributable primarily to a R&D tax credit study commissioned by us that generated a one time incremental benefit related to prior fiscal years. These rates also reflect a favorable foreign tax ruling for our principal European subsidiary. Our estimate is based on existing tax laws and our current projections of income (loss) and distributions

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of income (loss) among different entities and tax jurisdictions, and is subject to change, based primarily on varying levels of profitability.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, other sources and uses of cash flow and potential tax opportunities on our liquidity and capital resources.

Balance Sheet and Other Cash Flows

As of January 27, 2006, as compared to April 30, 2005, our cash, cash equivalents, and short-term investments decreased by $29.0 million to $1,140.9 million due primarily to cash repurchases of our common stock of $390.1 million and net cash paid of $41.2 million in connection with the Decru acquisition, partially offset by cash generated from operations. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital decreased by $66.6 million to $989.1 million as of January 27, 2006, compared to $1,055.7 million as of April 30, 2005 due primarily to a decrease in cash and short-term investments as well as an increase in current liabilities due primarily to a higher deferred revenue balance, partially offset by higher accounts receivable and inventory balances.

During the nine-month period ended January 27, 2006, we generated cash flows from operating activities of $382.4 million as compared with $344.6 million in the same period in fiscal 2005. The largest driver of this increase was the net income of $207.2 million for the nine-month period ended January 27, 2006, as compared to $162.3 million in the same period in fiscal 2005. In addition to higher net income and noncash adjustments in the nine months ended January 27, 2006, the primary factors that impacted the period-to-period change in cash flows relating to operating activities were the following:

•	An increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers, as well as renewals of existing maintenance agreements; and

•	Increased income taxes payable, primarily reflecting higher profitability in the nine-month period ended January 27, 2006 as compared to the same period in the prior year and lower tax payments offset by lower tax refunds as compared to the same period in the prior year.

The above factors were partially offset by the effects of:

•	Increased accounts receivable balances due primarily to a shipping profile weighted towards the second half of the third quarter of fiscal 2006;

•	An increase in inventories due primarily to higher consigned inventory for the IBM sales and increased configured units to meet revenue growth; and

•	Increased prepaid expenses in the nine-month period ended January 27, 2006, as compared to a decrease in the same period a year ago due to a tax refund of $9.0 million in connection with a carryback of net operating losses generated in fiscal 2000.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Capital expenditures for the nine-month period ended January 27, 2006 were $96.5 million as compared to $64.8 million in the same period a year ago. We received net proceeds of $21.2 million and used net proceeds of $213.2 million in the nine-month periods ended January 27, 2006 and January 28, 2005, respectively, for net purchases/redemptions of short-term investments. Investing activities in the nine-month period ended January 27,

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 also included new investments in privately held companies of $7.1 million. In the first quarter of fiscal 2006, we acquired Alacritus for a purchase price of approximately $13.7 million, including assumed options, cash payments of $11.0 million and related transaction costs. In the second quarter of fiscal 2006, we acquired Decru for a purchase price of approximately $283.2 million, including assumed options, net cash payments of $41.2 million and related transaction costs.

We used $249.2 million and received $20.4 million in the nine-month periods ended January 27, 2006 and January 28, 2005, respectively, from net financing activities, which included sales of common stock related to employee stock transactions net of common stock repurchases. We repurchased 14.6 million and 5.6 million shares of common stock for a total cost of $390.1 million and $133.0 million during the nine-month periods ended January 27, 2006 and January 28, 2005, respectively. Other financing activities provided $141.7 million and $153.5 million in the nine-month periods ended January 27, 2006 and January 28, 2005, respectively, which related to sales of common stock related to employee stock transactions. During the nine-month period ended January 27, 2006, we withheld $0.8 million from certain employees’ exercised shares of their restricted stock to reimburse for federal, state, and local withholding taxes obligations.

The change in cash flow from financing activities was primarily due to the effects of higher common stock repurchases partially offset by proceeds from issuance of common stock under employee programs compared to the same period in the prior year. Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary.

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

In November 2005, our Board of Directors approved a new stock repurchase program in which up to an additional $650.0 million of shares of our outstanding common stock may be purchased, which amount includes approximately $76.4 million remaining from all prior authorizations (i.e., the net additional approval amount, without taking into account remaining amounts approved in prior periods, is $573.6 million). At January 27, 2006, $504.4 million of shares remained available for repurchases under the plan.

For the nine-month periods ended January 27, 2006 and January 28, 2005, we recorded tax benefits, in the form of reduced payments, of $22.3 million and $27.8 million, respectively, associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Contractual Cash Obligations and Other Commercial Commitments

The following summarizes our contractual cash obligations and commercial commitments at January 27, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

Contractual Obligations:	2006	2007	2008	2009	2010	Thereafter	Total

Rent operating lease payments(1)	$3,981	$13,979	$13,627	$13,358	$10,133	$28,779	$83,857
Equipment operating lease payments(1)	1,516	5,849	5,167	2,873	16	—	15,421
Lease payments(2)	—	—	1,651	1,981	1,981	37,017	42,630
Venture capital funding commitments(3)	100	402	389	377	364	381	2,013
Purchase commitments and other(4)	1,348	600	—	—	—	—	1,948
Capital Expenditures(5)	10,858	7,711	—	—	—	—	18,569
Communications & Maintenance(6)	3,169	7,439	5,267	1,521	169	—	17,565
Restructuring Charges(7)	173	565	579	603	637	378	2,935

Total Contractual Cash Obligations	$21,145	$36,545	$26,680	$20,713	$13,300	$66,555	$184,938

For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, legally binding on us, and subject us to penalties if we cancel the agreement. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal or termination, anticipated actions by management, third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table.

Other Commercial Commitments:	2006	2007	2008	2009	2010	Thereafter	Total

Letters of Credit(8)	$450	$—	$—	$—	$—	$337	$787
Restricted Cash(9)	1,828	302	748	676	53	2,224	5,831

Total Commercial Commitments	$2,278	$302	$748	$676	$53	$2,561	$6,618

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal 2015. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $0.1 million has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (7) below.

(2)	On December 16, 2005, we (“the Lessee”) entered into financing, construction and leasing arrangements with BNP (“the Lessor”), for office space to be located on land currently owned by us in Sunnyvale, California. This arrangement requires us to ground lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space with $38.5 million construction allowance provided by BNP, and, after

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion of construction to pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (5.15% at January 27, 2006). We expect to pay lease payments on the completed buildings from BNP on June 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: we may (i) purchase the building from BNP for $38.5 million, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32.7 million, and be liable for the deficiency between the net proceeds received from the third party and $32.7 million, or (iii) pay BNP a supplemental payment of $32.7 million, in which event, we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing 2 year period.

Included in the above contractual cash obligations are (a) lease commitments of $1.7 million in fiscal 2008, $2.0 million in each of the fiscal years 2009, 2010, 2011, 2012 and $0.3 million in fiscal 2013, which are based on the LIBOR rate at January 27, 2006 for a term of 5 years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to $32.7 million in the event that we elect not to purchase or arrange for a sale of the building.

The lease also requires us to maintain specified financial covenants with which we were in compliance as of January 27, 2006. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

(3)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(4)	Amounts included in purchase commitments and other are (a) agreements to purchase component inventory from our suppliers and/or contract manufacturers that are non-cancelable and legally binding against us and (b) commitment related to utilities contracts. Purchase commitments and other exclude (a) purchases of goods and services we expect to consume in the ordinary course of business in the next 12 months; (b) open purchase orders that represent an authorization to purchase rather than a binding agreement; (c) agreements that are cancelable without penalty and costs that are not reasonably estimable at this time.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income. The restructuring estimated sublease income included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates.

(8)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee and a corporate credit card program.

(9)	Restricted cash arrangements relate to facility lease requirements, service performance guarantees, customs and duties guarantees, and VAT requirements, and are included under Prepaid Expenses and Other and Other Assets on our Consolidated Balance Sheets.

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

Off-Balance Sheet Arrangements

As of January 27, 2006, we have $0.8 million letters of credit that are related to workers’ compensation, a customs guarantee, and a corporate credit card program and were not recorded on our balance sheet.

As of January 27, 2006, the notional fair values of our foreign exchange forward and foreign currency option contracts totaled $305.6 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the forward points and premiums paid.

We offer both recourse and nonrecourse lease financing arrangements to our customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers were to default. We initially defer 100% of the recourse lease receivable and recognize revenue over the term of the lease as the lease payments become due. As of January 27, 2006, and April 30, 2005, the maximum recourse exposure under such leases totaled approximately $9.4 million and $7.0 million, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

We have commitments related to a lease arrangement with BNP for approximately 190,000 square feet of office space to be located on land currently owned by us in Sunnyvale, California (as further described above under “Contractual Cash Obligations and Other Commercial Commitments”). We have evaluated our accounting for this lease under the provisions of FIN 46R, and have determined the following:

•	BNP is a leasing company for BNP Paribas in the U.S. BNP is not a “special purpose entity” organized for the sole purpose of facilitating the lease to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent BNP Paribas. Therefore, we are not the primary beneficiary of BNP as we do not absorb the majority of BNP’s expected losses or expected residual returns; and

•	BNP has represented in the Closing Agreement (filed as Exhibit 10.3) that the fair value of the property leased to us by BNP is less than half of the total of the fair values of all assets of BNP, excluding any assets of BNP held within a silo. Further, the property leased to Network Appliance is not held within a silo. The definition of “held within a silo” means that BNP has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through non-recourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNP at risk for the repayment of such funds.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. See above in “Contractual Obligations” and Note 13, for our future minimum lease payments under all leases at January 27, 2006.

As of January 27, 2006, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We also do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in or relationship with, any special purpose entities.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	Changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries

•	General decrease in global corporate spending on information technology leading to a decline in demand for our products

•	A shift in federal government spending patterns

•	The possible effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting

•	The level of competition in our target product markets

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity and quality issues with our components

•	The size, timing, and cancellation of significant orders

•	Product configuration and mix

•	The extent to which our customers renew their service and maintenance contracts with us

•	Market acceptance of new products and product enhancements

•	Announcements, introductions, and transitions of new products by us or our competitors

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Changes in pricing by us in response to competitive pricing actions

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner

•	Supply constraints

•	Technological changes in our target product markets

•	The levels of expenditure on research and development and sales and marketing programs

•	Our ability to achieve targeted cost reductions

•	Excess or inadequate facilities

•	Disruptions resulting from new systems and processes as we continue to enhance and adapt our system infrastructure to accommodate future growth

•	Future accounting pronouncements and changes in accounting policies

•	Seasonality

In addition, sales for any future quarter may vary and accordingly be different from what we forecast. We manufacture products based on a combination of specific order requirements and forecasts of our customer demands. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. Product sales are also difficult to forecast because the storage and data management market is rapidly evolving and our sales cycle varies substantially from customer to customer.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the content delivery market, our NetCache® appliances and content delivery software compete against caching appliance and content delivery software vendors including BlueCoat Systems (formerly CacheFlow, Inc.) and Cisco Systems, Inc. Our NetCache business is also subject to indirect competition from content delivery service products such as those offered by Akamai Technologies.

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

We rely on a limited number of suppliers of several key components utilized in the assembly of our products. We purchase our disk drives through several suppliers. We purchase computer boards and microprocessors from a limited number of suppliers. Our reliance on a limited number of suppliers involves several risks, including:

•	A potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of January 27, 2006, we have no purchase commitment under these agreements.

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

Our future financial performance depends on growth in the storage, data management and content delivery markets. If these markets do not continue to grow at the rates at which we forecast growth, our operating results will be materially and adversely impacted.

All of our products address the storage, data management and content delivery markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage, data management and content delivery markets and on our ability to adapt to emerging standards in these markets. We cannot assure you that the markets for storage, data management and content delivery will continue to grow or that emerging standards

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in these markets will not adversely affect the growth of UNIX, Windows, and the World Wide Web server markets upon which we depend.

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

In addition, our business also depends on general economic and business conditions. A reduction in demand for storage, data management and content delivery caused by weakening economic conditions and decreases in corporate spending will result in decreased revenues and lower revenue growth rates. The network storage and content delivery market growth declined significantly beginning in the third quarter of fiscal 2001 through fiscal 2003, causing both our revenues and operating results to decline. If the storage, data management and content delivery markets grow more slowly than anticipated or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially and adversely affected.

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

Our gross margins have been and may continue to be affected by a variety of other factors, including:

•	Demand for storage, data management and content delivery products

•	Discount levels and price competition

•	Direct versus indirect sales

•	Product and add-on software mix

•	The mix of services as a percentage of revenue

•	The mix and average selling prices of products

•	The mix of disk content

•	New product introductions and enhancements

•	Excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products

•	The cost of components, manufacturing labor, and quality

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

From time to time, we also make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of storage and data management-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, or VARs, systems integrators, distributors, OEMs and strategic business partners and derive a significant portion of our revenue from these indirect channel partners. However, in order for us to maintain our current revenue sources and grow our revenue as we have forecasted, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may develop and offer products of their own that are competitive to ours. Or, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sales, and support of our competitors’ products than ours. If we fail to manage effectively our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse affect on our business, financial condition, and results of operations. Additionally, if we do not manage distribution of our products and services and support effectively, or if our resellers’ financial conditions or operations weaken, our revenues and gross margins could be adversely affected.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct business internationally. For the three and nine-month periods ended January 27, 2006, 44.5% and 41.9%, respectively, of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We experienced growth in the first nine months of fiscal 2006, fiscal 2005 and 2004. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to, expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing and enhancing infrastructure, systems and processes, and managing our assets. In addition, an unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially and adversely affect our operating results.

The market price for our common stock has fluctuated significantly in the past and will likely continue to do so in the future.

The market price for our common stock has experienced substantial volatility in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to:

•	Fluctuations in our operating results

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us

•	Economic developments in the storage and data management market as a whole

•	International conflicts and acts of terrorism

•	A shortfall in revenues or earnings compared to securities analysts’ expectations

•	Changes in analysts’ recommendations or projections

•	Announcements of new products, applications, or product enhancements by us or our competitors

•	Changes in our relationships with our suppliers, customers, and channel and strategic partners

•	General market conditions

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our business is subject to changing laws and regulations, environmental legislation and public disclosure that have increased both our costs and the risk of noncompliance. Failure to comply with these new regulations could have an adverse effect on our business and stock price.

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

We have recently completed our evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of January 27, 2006, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.

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

In connection with our compliance with such environmental laws and regulations, we could incur substantial costs (including excess component inventory) and be subject to disruptions to our operations and logistics. In addition, we will need to ensure that we can manufacture compliant products, and that we can be assured a supply of compliant components from suppliers. Similar laws and regulations have been or may be enacted in other regions, including in the United States, China, and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on our business.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Market Interest and Interest Income Risk

Interest and Investment Income — As of January 27, 2006, we had short-term investments of $952.8 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale and investment in marketable equity securities in primarily technology companies. These highly liquid investments, consisting primarily of government and corporate debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 27, 2006 would cause the fair value of these short-term investments to decline by approximately $3.3 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Rate Risk

We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at January 27, 2006, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward and option contracts outstanding on January 27, 2006 (in thousands):

		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
CAD	Sell	17,272	$15,032	$15,032
CHF	Sell	2,362	$1,844	$1,844
EUR	Sell	146,497	$178,356	$177,874
GBP	Sell	32,928	$58,395	$58,223
ILS	Sell	14,495	$3,124	$3,124
ZAR	Sell	9,229	$1,494	$1,508
AUD	Buy	11,886	$8,913	$8,913
DKK	Buy	9,215	$1,496	$1,496
EUR	Buy	11,700	$14,312	$14,207
GBP	Buy	2,775	$4,940	$4,906
NOK	Buy	8,308	$1,248	$1,248
SEK	Buy	19,884	$2,611	$2,611
Option contracts:
EUR	Sell	9,000	$10,918	$11,030
GBP	Sell	2,000	$3,536	$3,569

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 1934, as amended, as of January 27, 2006, the end of the fiscal period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The information required by this item is on page 35.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth activity in the third quarter of fiscal 2006:

			Total Number of
			Shares Purchased	Approximate Dollar Value
		Average	as Part of the	of Shares That May yet Be
	Shares	Price Paid	Repurchase	Purchased Under the
Period	Purchased	per Share	Program(1)	Repurchase Program(2)

October 29, 2005 – November 25, 2005	—	$—	24,152,324	$650,000,000
November 26, 2005 – December 23, 2005	4,825,463	$29.02	28,977,787	$509,955,012
December 24, 2005 – January 27, 2006	200,000	$27.69	29,177,787	$504,416,692

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	In May 2005, our Board of Directors approved an incremental stock repurchase program in which up to $300,000,000 of additional shares of our outstanding common stock may be purchased. In November 2005, our Board of Directors approved a new $650,000,000 stock repurchase program which amount includes the $76,361,270 remaining from all prior authorizations. The stock repurchase program may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

The information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 6.	Exhibits

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(8)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance, Inc., Dolphin Acquisition Corp., and Decru, Inc.
3	.1(1)	Certificate of Incorporation of the Company.
3	.2(1)	Bylaws of the Company.
3	.3(6)	Certificate of Amendment to the Bylaws of the Company.
4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.

4	.3(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan, and the 2001 Equity Incentive Plan filed under Attachment II.
4	.4(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
4	.5(7)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
4	.6(7)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10.3		Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.4		Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.5		Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation.
10.6		and the Company. Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.7		Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.
32.1		Certification of Chief Executive Officer pursuant to 18 U .S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(7)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated September 2, 2005.

(8)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: March 7, 2006

EXHIBIT INDEX

2	.1(3)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.2(3)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(8)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance, Inc., Dolphin Acquisition Corp., and Decru, Inc.
3	.1(1)	Certificate of Incorporation of the Company.
3	.2(1)	Bylaws of the Company.
3	.3(6)	Certificate of Amendment to the Bylaws of the Company.
4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4	.2(4)	Spinnaker Networks, Inc. 2000 Stock Plan.
4	.3(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
4	.4(7)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
4	.5(7)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
4	.6(7)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.1(2)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.2(5)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10.3		Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.4		Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.5		Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.6		Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.7		Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.
32.1		Certification of Chief Executive Officer pursuant to 18 U .S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

(1)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(2)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(3)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(4)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(7)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated September 2, 2005.

(8)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.