Form 10-K
period 2006-04-30
NETWORK APPLIANCE INC
filed 2006-07-12
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
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
Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of October 28, 2005, the last day of Registrant’s most recently completed second fiscal quarter, was $6,336,402,987 (based on the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market for the last business day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 23, 2006, 373,430,742 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders to be held on August 31, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2006.

TRADEMARKS

© 2006 Network Appliance, Inc. All rights reserved. Specifications subject to change without notice. NetApp, the Network Appliance logo, DataFabric, Data ONTAP, FAServer, FilerView, NearStore, NetCache, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, SnapVault, SyncMirror, and WAFL are registered trademarks and Network Appliance, ApplianceWatch, FlexClone, FlexShare, FlexVol, LockVault, RAID-DP, Snapshot, and VFM are trademarks of Network Appliance, Inc. in the U.S. and other countries. Decru is a registered trademark and Decru DataFort is a trademark of Decru, a NetApp company. Sun is a trademark of Sun Microsystems, Inc. Oracle is a registered trademark of Oracle Corporation. Symantec is a registered trademark and NetBackup is a trademark of Symantec Corporation or its affiliates in the U.S. and other countries. Microsoft and Windows are registered trademarks of Microsoft Corporation. Linux is a registered trademark of Linus Torvalds. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I

Item 1.  Business

Forward Looking Statements

With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our belief that we are fully compliant with all applicable environmental laws; (2) our belief that we continue to maintain and enhance technological advantage over our competitors; (3) our intention to regularly introduce new products and product enhancements; (4) the possibility that we may engage in future acquisitions; (5) our intention to continue to establish and maintain business relationships with technology companies; (6) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market; (7) our anticipation that we will experience further price decline per petabyte for our products; (8) our expectation that our future gross margins will be negatively affected by factors such as global service investment cost; competition, indirect sales including OEM, high disk content partially offset by new product introductions and enhancements and product and add-on software mix; (9) our expectation that we will ship our new high-end products, launch our next-generation operating system with enhanced storage grid functionality, and offer a comprehensive suite of data protection solutions; (10) our plan to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability; (11) our belief that the current and future potential for encryption and data protection technology will enable us to help our customers manage their risk of data theft and corruption; (12) our expectation that our data center penetration will win more NearStore® deployments; (13) our belief that our new NearStore Virtual Tape Library solution will further expand our market opportunity; (14) our expectation to continue to expand our global services and support and that such investments will help accelerate the adoption rate of our technology; (15) our expectation that our investment in our services infrastructure will increase commensurate with our revenue growth; (16) our expectation that higher disk content associated with high-end storage systems will negatively affect our gross margins in the future, if not offset by software revenue and new products; (17) our estimates regarding future amortization of existing technology to cost of products revenues relating to our acquisitions; (18) our expectation that service margins will be in the mid 20% range for fiscal 2007; (19) our estimates regarding future amortization of trademarks, tradenames, customer contracts, and relationships relating to our acquisitions; (20) our expectation that we will continue to selectively add sales and professional services capacity; (21) our expectation that we will increase sales and marketing expenses commensurate with future revenue growth; (22) our estimates regarding future capitalized patents amortization expenses; (23) our belief that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness, and meet an expanding range of custo mer requirements; (24) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (25) our intention to continuously broaden our existing product offerings and introduce new products; (26) our belief that our research and development expenses will increase in absolute dollars in fiscal 2007; (27) our belief that our general and administrative expenses will increase in absolute terms in fiscal 2007; (28) our estimates regarding future amortization of covenants not to compete relating to our acquisitions; (29) our expectation that research and development costs to bring the products from Decru to technological feasibility may not have a material impact on our future results of operations or financial conditions; (30) our expectation regarding estimated future deferred stock compensation expenses; (31) our expectation that interest income will increase in fiscal 2007; (32) our expectation that cash provided by operating activities may fluctuate in future periods as a result of a number of factors; (33) the possibility we may receive less cash from stock option exercises if stock option exercise patterns change; (34) our expectations regarding our contractual cash obligations and other commercial commitments at April 30, 2006, for the fiscal years 2007 through 2011 and thereafter; (35) our expectation that we will complete construction on our building under the BNP lease by approximately September 2007 and the estimates regarding future minimum lease payments under the lease term; (36) our expectation that capital expenditures will increase consistent with our business growth; (37) our expectation that our existing facilities, and those currently being developed, are adequate for our requirements for the next two years and that additional space will be available as needed and that our contractual commitments, including operating leases, and any required capital expenditures over the next few years will be funded through cash from operations and existing cash and investments; (38) our expectation that we will incur higher capital expenditures in the near future to expand our operations; (39) the possibility that we may continue to repurchase our common stock, which would reduce cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements; (40) our belief that our existing liquidity and capital resources will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next 12 months; (41) our expectation that market interest rate changes would not cause significant decline in our investment value or significant increase in lease and debt interest obligations; (42) our belief that the accounting policies included herein are the policies that most frequently require us to make estimates and judgments and are therefore “critical,” are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost, and gross margins levels; (4) our ability to successfully introduce new products; (5) our ability to achieve and capitalize on changes in market demand; (6) acceptance of, and demand for, our products; (7) demand for our global service and support and professional services; (8) our ability to identify and respond to significant market trends and emerging standards; (9) our ability to realize our financial objectives through increased investment in people, process, and systems; (10) our ability to maintain our supplier and contract manufacturer relationships; (11) the ability of our competitors to introduce new products that compete successfully with our products; (12) our ability to expand direct and indirect sales and global service and support; (13) the general economic environment and the continued growth of the storage markets; (14) our ability to sustain and/or improve our cash and overall financial position; and (15) those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 19.

Overview

Network Appliance, Inc. (“NetApp” or “Network Appliance”), a Delaware corporation, is a leading supplier of storage and data management solutions for enterprise customers worldwide. The company’s broad portfolio of innovative hardware and software products, partnerships, and services helps customers dramatically simplify the complexity of storing and managing corporate data. Many of the world’s largest and most demanding corporations and government agencies rely on Network Appliancetm solutions for their storage and data management requirements.

NetApp was founded in 1992 around the idea of simplifying data management. Our initial product, the world’s first network storage appliance, was shipped in 1993. Now one of the Fortune 1000 and with over 4,900 employees, NetApp has thousands of customers in 120 countries around the globe.

NetApp strives to provide customers the lowest total cost of ownership (“TCO”) by offering innovative solutions that simplify their environments. The company blends a dedication to excellence with customer-focused innovation to address the following customer priorities:

•	Reducing cost and complexity: NetApp works to deliver the lowest TCO for its customers on three fronts: 1) increasing the efficiency of customer systems to deliver the highest possible value, 2) simplifying the management requirements to lower personnel costs, and 3) speeding recovery times to significantly reduce the business costs associated with unavailability of critical data.

•	Minimizing risk: While helping to ensure the highest levels of data availability, NetApp also offers solutions that minimize the many business risks corporations face regarding their data, including mistakes that corrupt or destroy data, network attack and data theft, infrastructure damage from natural disasters, and legal issues involving regulatory non-compliance.

•	Controlling change: The scalability and flexibility delivered by NetApp architectural simplicity uniquely allows customers to quickly adapt and respond to all types of change. From the challenges of adopting new technologies, to changes in business direction, to competitive response, Network Appliance helps customers stay in control by preserving flexibility.

Customer Challenges

Network Appliance enterprise data management solutions address several major information technology (“IT”) challenges that plague today’s corporations.

•	Explosive Data Growth. Managing the continued growth in the volume of data is one of the great challenges enterprises face today. By some estimates, the amount of data corporations are required to keep doubles annually. Network Appliance specializes in storage consolidation solutions that allow customers to manage this explosive growth, while lowering their costs. Pooled resources, which can be centrally managed without disruption, free up valuable infrastructure and staff resources, improving enterprise productivity, performance, and profitability.

•	Doing More with Less. Many of the costs that drive up the total cost of data management are associated with data center operations and include tasks such as data backup and recovery, hardware and software maintenance, performance management, and resource allocation. By providing solutions based on a common architectural platform, along with the ability to flexibly and dynamically reprovision storage resources in real time, Network Appliance delivers solutions with unmatched synergy and efficiency, meaning customers can do more while buying less.

•	Scaling the Infrastructure. As enterprises grow, customers are challenged to quickly adapt their infrastructure to meet the corporation’s needs. With its compatible, scalable storage platform, Network Appliance delivers systems that economically accommodate growth and dramatically reduce the administrative overhead associated with provisioning and configuration changes. Today’s corporations must also provide timely information to offices around the globe. NetApp® solutions help enterprises quickly replicate and relay information between many locations, fully protecting and increasing data access throughout the organization.

•	Round-the-Clock Access. All companies need to avoid costly downtime, be it for planned maintenance, a localized disruption, or catastrophic disaster. In today’s information-driven world, every second of downtime is costly, and hours of downtime can be catastrophic. Working in tandem with the existing network infrastructure, NetApp storage appliances and data management software enable customers to implement fast and robust replication and recovery solutions within the bounds of their IT budget.

•	Regulatory Compliance. Regulatory compliance is a growing concern for every industry on a global basis. NetApp offers compliance and security solutions designed to address such government and industry regulations, and to satisfy the need for data permanence, security, and confidentiality while at the same time reducing business risk. By utilizing open industry-standard solutions and best-in-class partners, the NetApp regulatory compliance solutions improve access to information in a transparent and seamless solution.

•	Security of Corporate and Personal Data. With increasing amounts of personal customer data, companies assume great potential risk, to their customers, their business, and their reputation. Network Appliance data encryption appliances provide the highest level of security available and can be seamlessly added to existing data infrastructures as required.

Products

NetApp offers highly available, scalable, and cost-effective storage consolidation solutions that incorporate the NetApp unified storage platform and the feature-rich functionality of data and resource management software to deliver storage that helps improve enterprise productivity, performance, and profitability, while providing investment protection and enhanced asset utilization. NetApp enterprise-class storage solutions are interoperable across all platforms and supported by our service expertise.

     Fabric-Attached Storage (“FAS”) Family

The NetApp family of modular, scalable, highly available, unified networked storage systems provides seamless access to a full range of enterprise data for users on a variety of platforms. The FAS6000, FAS900, FAS3000, and FAS200 series of fabric-attached storage enterprise systems are designed to consolidate UNIX®, Windows®, network-attached storage (“NAS”), Fibre Channel (“FC”), Internet Small Computer Systems Interface (“iSCSI”), storage area networks (“SAN”), and Web data in central locations running over the standard connection types: Gigabit Ethernet (“GbE”), Fibre Channel, and parallel SCSI (for backup). The NetApp design optimizes and consolidates high-performance data access for individuals in multiuser environments as well as for application servers and server clusters with dedicated access. All FAS systems run the highly efficient Data ONTAP® microkernel operating system.

•	FAS6000 Series Enterprise Storage Systems: The FAS6000 series is designed for the largest enterprise applications as well as demanding technical applications. The FAS6000 series offers the scalability of frame array systems in a flexible modular storage architecture. The FAS6000 systems are well suited for storage consolidation supporting hundreds of applications because they are not only highly scalable but also very flexible. Tiered storage can be implemented in one system using cost-saving SATA (serial ATA) disk drives and high-performance FC disk drives. The FAS6030 can be configured with 840 disk drives totaling 420 terabytes (“TB”) of capacity. The FAS6070, which scales to 504TB spread across 1,008 disk drives and has 64 gigabytes (“GB”) per second of internal data bandwidth, can handle the largest enterprise applications. The FAS6000 systems are also capable of 4GB FC SAN implementations.

•	FAS900 Series Enterprise Storage Systems: The FAS900 series provides performance, scalability, and resiliency to address the challenging storage needs of large corporate data centers and technical applications. The high-end FAS980 system scales to 100TB and can be deployed for performance-intensive applications such as online reservation and ordering, seismic processing, and image rendering. The FAS960 provides solutions for core business applications such as CRM, ERP, and supply chain integration, as well as large enterprise e-mail and database applications.

•	NetApp FAS3000 Series Enterprise Storage Systems: The FAS3000 series delivers exceptional storage value for mid-tier Enterprise Data Centers and medium-size businesses, including use for database applications, e-mail, and network storage shares. Its compact, modular design scales to 168TB. The FAS3050 system delivers the performance, flexibility, and manageability essential for stable and productive IT operations. The FAS3020 system is capable of providing superb storage price/performance for smaller data centers, midsized businesses, and large department deployments.

•	FAS200 Series Enterprise Storage Systems: The NetApp FAS200 series provides economical enterprise-class storage for distributed enterprise deployments and small to medium-sized businesses and organizations. FAS200 systems have the same data access and data protection capabilities as the FAS6000 and FAS3000 series, yet are packaged to meet the needs of smaller installations by using an innovative hardware design that shrinks our traditional appliance head to a form factor that fits within a single storage shelf. The FAS250 provides an affordable, entry-level solution for small and medium size businesses. The FAS270 is a midrange system that offers an entry-level Fibre Channel SAN solution while providing strong price/performance for NAS and iSCSI infrastructures. The FAS200 series is easily upgraded to the larger FAS series with no need to migrate data or replace disk storage.

     V-Series Family

NetApp V-Series is a network-based solution that consolidates storage arrays from different suppliers enabling unified SAN and file access to data stored in heterogeneous Fibre Channel SAN storage arrays. Many enterprises have made significant investments in multiple storage architectures to support a variety of different application requirements. This approach often results in inefficient, fractionalized islands of underutilized storage that can be difficult to manage and costly to scale. With V-Series customers can consolidate storage from multiple vendors and achieve:

•	Simplified storage provisioning and management

•	Increased storage utilization through “thin provisioning”

•	Lowered storage management and operating costs

•	Comprehensive simple-to-use data protection solutions

•	Improved business practices and operational efficiency

•	Transformation of heterogeneous storage systems into an efficient storage pool

V-Series Family include V3000, V6000, gF270, and gF980 models and supports storage arrays from IBM Corporation (“IBM”), Hewlett-Packard (“H-P”), and Hitachi Data Systems (“HDS”).

     Data ONTAP and Key Core Systems Software

NetApp FAS and V-Series storage solutions are all based on Data ONTAP, a highly optimized, scalable, and flexible operating system that uniquely supports a mix of SAN, NAS and IP SAN (iSCSI) environments concurrently. Data ONTAP software integrates seamlessly into UNIX, Windows, and Web environments. The Data ONTAP operating system provides the foundation to build storage infrastructure and an enterprise-wide data fabric for mission-critical business applications, while lowering the TCO and complexity typically associated with the management of large-scale enterprise storage infrastructures.

Data ONTAP includes the patented NetApp WAFL® (Write Anywhere File Layout) file management system and the resiliency offered by RAID-DPtm (RAID Double Parity), a unique double-parity software RAID architecture. Data ONTAP supports all of the major industry-standard protocols’ storage, as well as our complete suite of data management, data replication, and data protection software products.

The operating system also includes integrated secure access capabilities and FilerView®, a Web-based element manager. Snapshottm technology, included as part of the base system, enables online backups and provides rapid access to previous versions of data, without requiring complete separate copies. Snapshot technology also eliminates the need to recover data from a tape archive in the event of a disaster or user error. In addition, SecureShare® is a multiprotocol lock management facility that is integrated into the Data ONTAP microkernel. The cross-protocol locking mechanism in SecureShare ensures heterogeneous data sharing without compromising security, data integrity, or performance.

During fiscal year 2006, we also installed our new high-performance operating system, Data ONTAP GX, at several customer sites. Data ONTAP GX, a next generation version of our operating system, leverages distributed systems technology acquired through the purchase of Spinnaker Networks. With Data ONTAP GX, multiple NetApp storage systems can be managed as a single entity under a global namespace. This enables all members of an application server cluster to access data stored across all of the FAS systems by using a single access point, eliminating the traditional complexities of mapping application servers to storage systems. This scale-out architecture is capable of achieving higher levels of aggregate system performance, because data volumes can span multiple storage nodes. Additionally, Data ONTAP GX provides the ability to dynamically add storage resources and transparently redistribute data without any disruption to client systems. The result is a storage system that combines the advantages of management simplicity with scalable performance and capacity.

     Data Management Software

Network Appliance products are in use today in some of the largest data centers in the world. These environments require enterprise class management tools. NetApp provides key management tools to increase productivity and simplify data management. Such tools include FlexVoltm, FlexClonetm, FlexSharetm, and the Data Management Family.

          FlexVol

FlexVol technology, included in the Data ONTAP operating system, enables more efficient storage architectures with flexible volumes that do not require repartitioning of physical storage space. The FlexVol technology delivers storage virtualization solutions that can lower overhead and capital expenses, reduce disruption and risk, and provide the flexibility to adapt quickly and easily to the dynamic needs of the enterprise. FlexVol technology provisions storage resources automatically and enables the creation of multiple flexible volumes on a large pool of disks. This flexibility helps organizations maximize storage utilization and efficiency, simplify operations, and make changes quickly and seamlessly without downtime.

          FlexClone

NetApp FlexClone technology enables true data cloning, or the instant replication of data volumes and data sets without requiring additional storage space at the time of creation. Each cloned volume is a transparent, virtual copy that can be used for essential enterprise operations, such as testing and bug fixing, platform and upgrade checks, multiple simulations against large data sets, remote office testing and staging, and market-specific product variations. Only data that has changed uses actual disk space. FlexClone provides substantial space savings with minimal overhead. Customers can manage many more data set variations in less time and with less risk to production environments.

          FlexShare

FlexShare, introduced in fiscal year 2006 and included in Data ONTAP, directs the way storage system resources are used to deliver an appropriate level of service for each application. With FlexShare, you can host multiple workloads on a single NetApp system and assign individual priorities to each. FlexShare gives storage administrators the ability to leverage existing infrastructure and increase processing utilization without sacrificing the performance allocated to business-critical tasks. Using FlexShare, administrators can confidently consolidate disparate applications, prioritize specific data sets, and dynamically adjust priorities if business needs change.

          Data Management Family

Our Network Appliance Data Management Family of products provides comprehensive storage and data management tools to simplify IT administration and enhance productivity. NetApp has four suites of products targeted to different IT administrative roles:

Storage Suite

•	Operations Manager, also known as DataFabric® Manager (“DFM”), provides comprehensive storage and infrastructure management for storage administrators.

•	File Storage Resource Manager provides file-based storage utilization reporting and analysis.

•	SAN Manager enables visualization, efficient monitoring, and management of Fibre Channel storage networks.

Data Suite

•	Business Continuance Option provides complete data protection management of Snapshot copies, SnapVault®, SnapMirror®, and Open Systems SnapVault (“OSSV”).

•	Data Migration Manager provides simple to use data migration between Windows environments and NetApp storage systems.

•	VFMtm (Virtual File Manager) enables IT administrators to set up and protect file data. It enables data protection at the virtual namespace level with no need to worry about how the data is spread out.

Server Suite

•	SnapDrive® products provide integrated data management for Windows and UNIX environments. System administrators can provision storage faster and manage all of the server volume manager and file system dependencies.

•	ApplianceWatchtm products simplify management of NetApp systems within third-party “system management” consoles such as Tivoli, Openview, and Microsoft® Operations Manager (“MOM”).

Application Suite

•	SnapManager® products for SQL Server, SnapManager for Oracle®, and SnapManager for Exchange. Application administrators and database administrators (“DBAs”) can manage their own data with application-consistent Snapshot copies, data protection and disaster recovery management, and application cloning.

     Data Protection Products

In recent years, enterprises have centralized terabytes of data into networked storage environments to achieve lower costs, higher utilization, and simplified management. On the other hand, geopolitical events such as September 11, 2001; natural disasters such as the Katrina Hurricane disaster; government regulations such as Securities and Exchange Commission’s (“SEC”) Rule 17a-4; banking regulations such as Basel II; increased privacy concerns such as laptop thefts with sensitive data; and industry guidelines such as PCI (Payment Card Industry standard put forth by Visa and MasterCard), have all put a spotlight on the need to protect and retain data for both the public and private sectors. Consolidation, coupled with a higher probability of disasters, has created a heightened sensitivity to the impact of data loss and its disruptive impact on the business. At the same time, compliance and privacy concerns are requiring enterprises to retain data for long periods of time, as well as secure data at rest. Data protection and retention have become critical IT priorities, requiring cost-effective storage solutions that can help the enterprise protect itself from catastrophic business disruption at an affordable cost. NetApp offers a comprehensive set of hardware and software solutions, including the NearStore SATA-based storage, disk-to-disk backup solutions, a family of replication and business continuance solutions, compliance and security solutions, and tools to manage this information ecosystem.

          NearStore

The NetApp NearStore family of platforms represents SATA-based storage platforms optimized for data protection and retention applications. The NetApp NearStore system bridges the gap between primary storage and offline storage by providing much faster data access than offline storage at a cost much lower than primary storage. This makes NearStore ideal for data protection and retention applications such as disk-to-disk backup, business continuance, archival, compliant retention, and digital content storage.

The NearStore family consists of the R200 platform, the NearStore Virtual Tape Library (“VTL”) platforms, and the FAS platforms with SATA drives and NearStore personality licenses. The R200 is a

SATA-only platform based on Data ONTAP and is available in capacities up to 168TB. The NearStore VTL is a disk-to-disk backup appliance that appears like a tape library to a backup software application but provides the superior speed and reliability of disk technologies for any heterogeneous primary storage environment. NetApp has also expanded the capabilities of its entire FAS platform line for nearline uses through a NearStore personality license that optimizes the system for data protection and retention workloads.

          Virtual Tape Library

The NetApp NearStore VTL solution is a high-performance, easily managed system that significantly improves backup service levels and cost for traditional data center tape backup infrastructures. NearStore VTL ranges in capacity from 4.5TB to 168TB and is based on NetApp system software optimized for the rapid sequential data throughputs seen in data center backup environments that use traditional backup applications such as Symantec® NetBackuptm and Tivoli Storage Manager.

NearStore VTL delivers value to backup customers in two fundamental ways: 1) it provides a far more reliable and high-performance storage target to backup applications than that provided by physical tape drives and libraries, thus enabling more backups to be done in less time; and 2) when backup data is moved directly from the NearStore VTL to physical tape drives and libraries, the NearStore VTL streams the data at a rate that provides for highly efficient utilization of customers’ existing tape infrastructure. The net benefit to the customer is that backup service levels improve substantially and expenditure on tape infrastructure is slowed.

Key differentiators of the NearStore VTL versus other VTL competition are its Continuous Self Tuning and Tape Smart Sizing capabilities. Continuous Self Tuning enables the NearStore VTL to deliver maximum performance with no manual tuning at all capacities, something no other VTL can do. Tape Smart Sizing enables physical tape utilization that is far more efficient than is possible with other VTLs that directly create physical tapes.

          Data Protection Software Products

Network Appliance offers comprehensive business continuance and disk backup solutions for enterprise customer environments.

SyncMirror®, MetroCluster, SnapMirror, and SnapRestore® products provide the most appropriate level of data availability and cost of protection matched to the recovery point objectives (“RPOs”) and recovery time objectives (“RTOs”) of customer environments. SnapMirror supports fully synchronous, near-synchronous, and asynchronous remote replication for easy setup, management, and quick recovery. SyncMirror, in conjunction with other NetApp technologies such as RAID-DP, provides the highest level of local data availability to allow NetApp storage systems to continue delivering data after as many as five simultaneous physical disk component failures. MetroCluster enables a highly available campus or metropolitan business continuance solution, minimizing downtime through auto-site failover. SnapRestore greatly minimizes recovery time in the event of a data corruption or loss by allowing rapid restoration of a volume from an earlier point in time using Snapshot technology.

SnapVault, Open Systems SnapVault (“OSSV”), and SnapVault for NetBackup products provide network and storage-optimized disk-to-disk backup solutions. With the ability to transmit only the changes from one backup to the next, and eliminate duplicates in storage, NetApp disk-to-disk products offer very cost-effective solutions to help customers with shrinking backup windows, rapid recovery objectives, and remote office backup challenges. In conjunction with other products such as FlexClone and LockVaulttm, customers can significantly enhance the value of their backup investment by utilizing the backups for other uses such as test and development, compliant retention, and business intelligence.

          Data Retention and Archive Software Products

To meet growing regulatory compliance demands faced by most enterprises, Network Appliance offers a comprehensive suite of products to ensure data permanence, accessibility, and privacy across the variety of different regulations such as Sarbanes-Oxley Act, 21 CFR Part 11, SEC Rule 17a-4, and HIPAA. Immutable, cost-effective, resilient, and reliable storage architectures can be created utilizing the SnapLock® products in conjunction with NetApp NearStore platforms. The Information Server 1200 products provide advanced capabilities for both the initial classification and subsequent e-discovery requirements. The Decru DataForttm product adds security and privacy by encrypting data, while still allowing the capability to search the compliant data for legal discovery purposes if the need arises.

A significant demand is being created for disk-based digital content storage in applications such as medical images (“PACS”), video surveillance, interactive voice records, and Web multi-media content. The NetApp NearStore storage platforms offer highly scalable, cost-effective platforms for these applications. The NetApp platforms, based on open standards-based protocols, are easily integrated into the Embedded Solution Vendor’s (“ESV”) overall solution for these applications. Search, indexing, and classification capabilities of the Information Server 1200 product provide an easy way to access the relevant content in these massive data repositories.

          Decru

NetApp also focuses on storage security, and with the acquisition of Decru, we have taken a leadership position in the emerging storage security category. Decru DataFort storage security appliances provide a unified platform for enterprise-wide security, including heterogeneous NAS, DAS, iSCSI, SAN, and tape environments. The Decru® platform combines wire-speed encryption, access controls, authentication, and automated key management to provide strong security for data at rest. Over the last twelve months, Decru has secured design wins with many of the top global corporations, including the financial services, media, software, telecommunications, and pharmaceutical sectors, as well as numerous government agencies worldwide. Flagship customers such as Iron Mountain and the U.S. Marine Corps have highlighted Decru leadership in technology, security, and deployment capabilities.

Decru has announced strategic distribution agreements with EMC Corporation (“EMC”) and Quantum Corporation, and works closely with the major storage and networking firms, including Brocade Communication Systems, Inc.; Cisco Systems, Inc. (“Cisco”); H-P; IBM; McData Corporation; Oracle Corporation (“Oracle”); Sun Microsystems, Inc.; and Symantec Corporation (“Symantec”) to develop solutions and test interoperability.

     Content Delivery (NetCache®)

The NetCache suite of solutions is designed to manage, control, and improve access to Web-based information. Built on an extremely reliable and scalable platform, and working with a range of software partners, NetCache provides solutions to large enterprises to manage Internet Access and Security (“IAS”), enabling IT managers to control who in their user base is going where on the Internet, when, and what content is being accessed. Furthermore, using compression, localized caching, and other techniques, NetCache also optimizes the Wide Area Network (“WAN”) to secure and accelerate delivery of information. The same functionality for public Internet access is used to control and improve access to internal Web information, such as Web-based portals and business applications such as Oracle and SAP, and streaming media.

On June 22, 2006, we entered into an Asset Purchase Agreement with Blue Coat Systems, Inc. to sell certain assets of the NetCache business. See Note 16 to the Consolidated Financials Statements accompanying this Annual Report on Form 10-K.

Solutions-Based Approach

Network Appliance turnkey solutions, which include hardware, software, service, and financing components, enable our customers to simplify their storage management, leverage their existing infrastructure, and increase their return on investment. The solutions include:

•	Business Applications: Major corporations and government agencies rely on NetApp solutions for storage and data management of their mission-critical applications. Thousands of organizations around the world choose NetApp storage systems to support key databases and applications from DB2, Microsoft, Oracle, SAP, and Sybase. Oracle, SAP, and SAS all use NetApp extensively to develop the software that they sell.

•	Enterprise Data Center Infrastructure: With its modular fabric-attached storage systems and Data ONTAP operating system, NetApp ensures scalability and high availability for the largest applications and consolidations. NetApp provides solutions that simplify the myriad challenges of data management within the Enterprise Data Center while enabling information managers to dynamically position information assets to best serve an organization’s strategic goals. Innovative NetApp solutions enable today’s IT manager to architect and deploy an integrated yet flexible information management framework, providing immediate enterprise return on investment (“ROI”) and the lowest TCO, according to a Mercer Consulting Study, while protecting against future business- and technology-related disruptions. The complete NetApp offering is a reliable and proven data center solution in the industry.

•	Data Protection: Geopolitical events and natural disasters, coupled with the increasingly around the clock operation of most enterprises, have made data protection a critical storage infrastructure requirement. Network Appliance offers comprehensive business continuance and disk backup solutions for every requirement in any environment. NetApp disk backup solutions can dramatically reduce the cost and complexity of backup and recovery of data stored on any storage device in data centers and remote offices. NetApp reduces the cost of backup and recovery using de-duplication, incremental change transmission, and compression technologies to dramatically shrink backup windows and reduce secondary storage requirements. Integration with leading software vendors such as Symantec helps customers effectively manage the complexity of the backup process. Our suite of highly available synchronous, semi-synchronous, and asynchronous application-integrated replication solutions helps our customers tailor the most appropriate and cost-effective solution for their business continuance requirements. The built-in simplicity and cost-effectiveness of our solutions help customers implement a comprehensive business continuance plan and recover rapidly from downtime caused by user errors, system failures, operational outages, natural disasters, or geopolitical risks.

•	Data Retention and Archive: Growing regulatory data retention requirements for compliance purposes, coupled with an increasing usage of disk-based solutions for digital content retention for data such as medical images, video surveillance, and interactive voice records, are placing a tremendous requirement on enterprises for storing large amounts of data for increasingly longer time periods in a cost-effective, scalable, and secure manner. Network Appliance offers open standards-based solutions for long-term data retention for regulatory compliance and digital content storage. Our industry-leading, cost-effective storage platforms are based on ATA disk technology, WORM (write once, read many) retention solutions compliant with all regulations such as 21 CFR Part 11, SEC Rule 17a-4, and HIPAA, e-discovery classification, indexing and search solutions, and a large ecosystem of application partners based on open protocols and standards-based Application Program Interfaces (“APIs”). Our customers are able to architect a cost-effective, scalable, unified storage infrastructure for all their regulatory compliance and digital content retention needs.

•	Technical Applications: Network Appliance is a leading storage supplier for key technical applications in energy exploration, semiconductors, software development, and the aerospace, automotive, and entertainment industries. NetApp storage systems provide fast and simultaneous data access for Windows, UNIX, and Linux® operating systems, and unparalleled simplicity in storage provisioning and scaling.

NetApp has strong application-level solutions with key partners, including Cadence Design Systems, Inc., Dassault Systemes, ESRI, IBM Corp./Rational, Landmark Graphics, Synopsys, Inc., and UGS Corp./PLM, assuring high performance, data availability, and ease of use. The combination of solutions and partners enables customers in these industries to accelerate product development and data analysis, facilitate collaboration, and reduce operational costs.

•	Enterprise File Services: Network Appliance enables enterprises to effectively consolidate and simplify data management of their business-critical applications in their Windows and UNIX environments. Data ONTAP 7G provides a dynamic virtualization engine, which allows storage to be easily provisioned on the fly without significant administrative intervention. With data management functions that are tailored for individual application data sets, Data ONTAP provides IT administrators with tools to easily accommodate rapidly increasing enterprise storage demands. Optimized storage utilization can be achieved using the Network Appliance industry-leading multiprotocol capabilities.

The net effects are lower storage management costs and significant time savings, because storage is intelligently configured and reconfigured non-disruptively, even during production hours. Network Appliance Enterprise File Services solutions free up valuable organizational infrastructure and staff resources, increasing productivity, performance, and profitability.

Total Customer Experience

At Network Appliance, we believe in offering complete solutions to help customers effectively streamline operations. We strive to provide customers with the best experience in the industry with every interaction they have with NetApp products, services, and people. In addition to providing global service and support, and offering flexible financing solutions, we strive to simplify customer environments whenever possible by utilizing open standards, driving industry collaboration, and partnering with other industry leaders. Using the right combination of products, technologies, and partners, NetApp helps solve customer business challenges while maximizing their return on investment.

•	Open standards and industry collaboration. NetApp helps ensure rapid application deployment and smooth integration into customers’ existing infrastructures by utilizing and supporting open standards. Network Appliance participates in and leads many industry initiatives and organizations, such as the Storage Networking Industry Association (“SNIA”), the Enterprise Grid Alliance (“EGA”), the Aperi Open SRM initiative, the Open Source Development Lab (“OSDL”), and the Internet Engineering Task Force (“IETF”), that have defined standards that are widely deployed today. Standards that Network Appliance has helped advance include the Network File System (“NFS”) protocol for file access in UNIX and Linux environments; the Common Internet File System (“CIFS”) protocol for file access in Windows environments; the Network Data Management Protocol (“NDMP”) for simplifying backup of networked storage; the Internet Content Adaptation Protocol (“ICAP”) for content adaptation in Web environments; the Direct Access File System (“DAFS”) protocol for high-performance, high-throughput access to data; and the Internet Small Computer System Interface (“iSCSI”) protocol for building block-based storage area networks using widely deployed Ethernet infrastructures. NetApp also actively works with Microsoft on advancing Microsoft standards including CIFS, Virtual Disk Interface (“VDI”), and Virtual Disk Service (“VDS”), and is a Microsoft Communication Protocol Program licensee. We plan to continue to participate in driving emerging standards.

•	Business application integration and partnerships. A goal of Network Appliance is to deliver complete network storage solutions to customers. Our partners are vital to our success in this area, and we have significant partner relationships with database and business application companies including Dassault Systèmes, Documentum, FileNet, IBM, iLumin, Interwoven, Landmark Graphics, Microsoft, Mobius, Oracle, SAP, SAS, Stellent, Sybase, UGS Corp., and Zantaz. These application partnerships enhance our ability to reduce implementation times, increase application availability, and provide the highest level of solution support to customers. Technology and infrastructure solution partners enable seamless integration into customers’ existing environments, resulting in lower costs and more rapid deployment. Our infrastructure partner list includes ADIC, Atempo, Bakbone, Brocade, Cisco Systems, CommVault, Computer Associates, Decru, Egenera, Inc., FalconStor Software, Inc., Fujitsu Siemens Computers, H-P Openview and Storage Essentials, HDS, IBM Tivoli, Intel, IronMountain, Juniper Networks, Legato, McData, Novell/

SuSE, Quantum/ATL, Red Hat, RLX Technologies, Secure Computing, Spectra Logic, StorageTek, Symantec, Syncsort and TekTools.

•	Global service and support. Network Appliance customers demand high availability and reliability of their storage infrastructure to ensure the successful, ongoing operation of their businesses. NetApp Global Services (“NGS”) is designed with this in mind. We provide professional services, support solutions and customer education and training to help customers solve business problems, save money, leverage new opportunities, comply with regulations and policies, and improve their overall operational results. We utilize a global, integrated model to provide consistent service and support during every phase of the customer engagement, including: presales assessment and analysis, planning, design, installation, implementation, integration, optimization and ongoing support. Services and support often involve phased rollouts, technology transitions and migrations, and other long-term engagements. Network Appliance delivers a comprehensive range of consulting services leveraging our expertise in architecture and design, project management, solution implementation and analysis, network integration, training, best practices, standard operating procedures, specialized deployment and ongoing optimization, as well as a robust set of support services. All of our services and support offerings serve to lower the cost and minimize the risk of storing and managing data.

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

Markets and Distribution Channels

Markets

NetApp markets products globally in over 120 counties. Our diversified customer base represents a number of large segments and vertical markets. We focus primarily on the enterprise data management and storage solutions markets, offering an array of products from our ultra high-end products designed for large enterprise customers to our low-end products designed for small-to-medium sized businesses. We have also expanded into the virtual tape library and data encryption markets, bring us into parts of the data center we have not competed in before. With our next generation operating system, Data ONTAP GX, we offer storage grid architecture to high performance computing environments.

Distribution

NetApp employs a multichannel distribution strategy, selling products and services to end users through a direct sales force, value-added resellers, system integrators, OEMs, and distributors. In North America, Europe and Australia, we employ a mix of resellers and direct sales channels to sell to end users. In Asia, Africa, and South America, our products are primarily sold through resellers, which are supported by channel sales representatives and technical support personnel. No single customer or distributor accounted for 10% or more of net sales in fiscal 2006, 2005, or 2004.

The NetApp and IBM OEM (original equipment manufacturer) agreement formed in fiscal year 2005 allows IBM to sell IBM-branded solutions based on Network Appliance unified and open network-attached storage and iSCSI/IP SAN solutions, including NearStore and the NetApp V-Series systems, as well as associated software offerings. The strategic storage relationship expands IBM’s portfolio of storage solutions, which is one of the largest and most advanced sets of storage and information management products in the industry.

NetApp Global Services

NetApp Global Services brings a unique mix of data center management and deep storage expertise combined with a strategic business focus to give customers a full range of consulting, design and implementation services to provide our customers with comprehensive, enduring, storage solutions. From assessment, planning and design to project management, implementation and integration, our Professional Services group provides expertise in several key areas to help customers more efficiently manage their storage environments and the people and processes that support them.

Our Global Support organization supports our hardware and software offerings at worldwide customer sites 24 hours a day, 365 days a year. NetApp Global Services offers NetApp customers the following professional services and support services:

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

Benefits from using NetApp Global Services include:

•	Risk avoidance. Ensuring a seamless transition to new technologies through world-class domain expertise coupled with active project management and training

•	Cost reduction. Extracting maximum value from existing IT investments through better resource allocation and improved day-to-day storage management without sacrificing readiness for the future

•	Improved performance. Enhanced storage service quality, resource utilization, and ease of administration

•	Accelerated time-to-deployment. Speeding up production implementation and deriving benefit from IT investments more quickly and without adverse impact on an organizations’ productivity

•	Ensuring scalability and readiness for the future. Enabling future growth by implementing best-practice policies and processes, which can also improve performance while lowering TCO

We intend to continue to enhance our service offerings in this segment with additional capabilities by adding new resources and expertise.

Manufacturing

Manufacturing operations, with insourced and outsourced locations in Sunnyvale, San Jose, and Fremont, California; Livingston, Scotland; Shanghai, China; and Schiphol Airport, The Netherlands, include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We multisource wherever possible to mitigate supply risk. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing redundancy.

See “Risk Factors — We rely on a limited number of suppliers” and “Risk Factors — The loss of our contract manufacturers.” This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility for rapid expansion. We were awarded the ISO 9001 certification on May 29, 1997, ISO 9001:2000 certification on December 3, 2003, and continue to be ISO 9001:2000 certified. We were awarded ISO 14001:2004 certification on January 6, 2006.

Research and Development

Network Appliance finished fiscal year 2006 with its strongest product portfolio to date and a broad set of software solutions that satisfy the needs of our growing customer base. Continuing with our strategy of a unified storage platform based on the best price performance, we introduced the FAS3000 Family. The FAS3020 and FAS3050 deliver outstanding power to the mid-range server market. This product has achieved unprecedented volume shipments during the fiscal year. Our FAS6070, on the high end, began shipping in the fourth quarter of fiscal year 2006 and is now delivering industry leading performance and positions us well as we step further into the Enterprise Data Center. These new platforms are also being manufactured with RoHS (Restriction of Hazardous Substances) compliance.

Network Appliance has seen excellent growth in the SAN sector during the year. We were one of the first storage management providers to deliver a 4 gigabit per second capable Fibre Channel product in 2006. Our ongoing investment in delivering enterprise level capabilities through our Data ONTAP operating system and our licensed data management products is driving our growth and expanding our market share. New and unique virtualization capabilities and data management tools, such as our Operations Manager (also known as DFM), consistently place us in the forefront of our industry in solving the complex problems of the Enterprise Data Center.

Acquisitions from fiscal years 2004 and 2006 are now producing results. The NearStore VTL was introduced in the fourth quarter of fiscal year 2006, along with new industry leading storage security appliances from Decru. In addition, next generation, highly scalable systems based on technology acquired in the Spinnaker Networks acquisition have been delivered to an initial set of customers. We expect these products to help us continue our leadership in storage innovation.

See “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance, our operating results could be materially adversely affected.”

Segment and Geographic Information

See Note 9 to the Consolidated Financials Statements accompanying this Annual Report on Form 10-K.

Customer Base

Our diversified customer base spans a number of large segments and vertical markets. Examples include:

•	Animation and video post-production. Digital artists create and maintain large libraries of models, textures and scene generation instructions that are exploited by Linux compute farms to create complex special effects for games, movies, and advertisements. Increasing desire for more dazzling, realistic effects places stringent performance and reliability demands on shared storage systems at the core of the production process. Our scalable storage configurations deliver the performance, reliability and manageability that allow video and movie production customers to meet ever-increasing demands for more imaginative effects.

•	Energy. Customers in the energy market have traditionally deployed our products to support their upstream exploration and production, and downstream refining and distribution activities, where the simplicity of the appliance architecture and the ability to support massive amounts of data are critical.

Our solutions help enable energy companies to meet their workflow optimization objectives, improve quality, reduce cycle times, and lower costs.

•	Federal government. The United States federal government is one of the largest IT consumers in the world, and Network Appliance Federal Systems, Inc. provides solutions for many data-intensive activities, including intelligence gathering, analysis, and civilian and military operations.

•	Financial services. New data-processing methodologies, shorter time frames for settlement transactions, and new demands for better knowledge management have required financial services firms to improve their data storage infrastructures. Network Appliance solutions for enterprise storage enable these financial institutions to effectively manage large amounts of data in a high-speed distributed infrastructure, enabling customers to leverage their existing technology investments and derive maximum value from their time-sensitive information.

•	High technology. Global technology enterprises, including semiconductor, systems, and software companies, are keenly focused on reducing infrastructure cost and improving time-to-market. Network Appliance solutions enable high-technology firms to achieve these goals by reducing TCO and providing highly reliable systems and fast data access, which reduces the time required for software builds and chip simulations.

•	Internet. Internet-focused businesses place considerable and often unpredictable demands on transaction-intensive, database-driven environments such as e-mail, World Wide Web (“WWW”), and electronic commerce (“e-commerce”). In a marketplace where retaining customer loyalty is paramount, Internet-focused businesses must have high performance and readily available data to ensure that their customers do not seek alternative providers. Scalable distributed architectures based on Network Appliance products improve data availability, scalability, and performance, while reducing the TCO.

•	Life sciences and healthcare services. Pharmaceutical, bioresearch, genomic research, and clinical-care providers are focused on developing vital new drugs, improving quality of patient care, and increasing their returns on investment. Network Appliance solutions enable fast access, integration, and sharing of massive amounts of exponentially growing scientific and medical imaging data; reduced time-to-market; and improvements in operational efficiency.

•	Major manufacturing. Global manufacturing companies face intense competitive pressure to develop attractive new products, improve time-to-market, and optimize profitability. Network Appliance solutions enable these companies to simplify the management overhead associated with storing and protecting large amounts of ERP, engineering, and manufacturing product data, while ensuring that information can be easily and efficiently distributed to manufacturing and distribution sites around the world.

•	Telecommunications. Service providers in the telecommunications industry are faced with deregulation, globalization, increased competition, and often a substantial debt burden. As a result, they must control infrastructure costs while maintaining or improving services to existing customers and at the same time identifying and developing compelling new revenue streams in order to grow their business. Network Appliance products and solutions allow these providers to quickly and cost-effectively build the network storage infrastructure and content delivery networks required by the global telecommunications industry.

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

In the storage market, our primary and nearline storage system products and our associated storage software portfolio compete primarily with storage system products and data management software from EMC, HDS, H-P, IBM, and Sun Microsystems. We also see Dell, Inc. as an emerging competitor in the storage marketplace, primarily due to a business partnership that has been established between Dell and EMC, allowing Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from companies including Engenio Information Technologies, Inc. (formerly the Storage Systems Group of LSI Logic Corp.), Dot Hill Systems Corporation, and Xiotech Corporation. In the nearline storage market, which includes the disk-to-disk backup and regulated data storage segments, our NearStore appliances compete primarily against products from EMC and Sun Microsystems, as a result of their acquisition of StorageTek Technology Corporation. Our NearStore VTL appliances also compete directly with traditional tape backup solutions in the broader data backup/recovery space.

In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including BlueCoat Systems (formerly CacheFlow, Inc.) and Cisco Systems. Our NetCache business is also subject to indirect competition from content delivery service products such as those offered by Akamai Technologies. On June 22, 2006, we entered into an Asset Purchase Agreement with Blue Coat Systems, Inc. to sell certain assets of the NetCache business. See Note 16 to the Consolidated Financials Statements accompanying this Annual Report on Form 10-K.

Additionally, a number of new, privately held companies are currently attempting to enter the storage systems and data management software markets, the nearline and VTL storage markets, and the caching and content delivery markets, some of which may become significant competitors in the future. We believe that the principal competitive factors affecting the storage and content delivery markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and customer service and support.

See “Risk Factors — An increase in competition could materially adversely affect our operating results” and “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance.”

Proprietary Rights

We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our Network Appliance name and logo, Data ONTAP, DataFabric, FAServer®, FilerView, NearStore, NetApp, NetCache, SecureShare, SnapManager, SnapMirror, SnapRestore, SnapLock, SnapVault, WAFL, and others as trademarks in the United States. Other U.S. trademarks and some of the other U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued.

See “Risk Factors — If we are unable to protect our intellectual property, we may be subject to increased competition that could materially adversely affect our operating results.”

Environmental Disclosure

Various federal state and local provisions regulate the use and discharge of certain hazardous materials used in our manufacturing. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are fully compliant with all applicable environmental laws. See “Risk Factors — Our business is subject to changing laws and regulations, environmental legislation” accompanying this Annual Report on Form 10-K.

Employees

As of April 30, 2006, we had 4,976 employees. Of the total, 1,927 were in sales and marketing, 1,246 in research and development, 568 in finance and administration, and 1,235 in manufacturing and customer service operations. Our future performance depends in significant part on our key technical and senior management personnel, none of whom are bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of May 26, 2006, are as follows:

Name	Age	Position

Daniel J. Warmenhoven	55	Chief Executive Officer and Director
Thomas F. Mendoza	55	President
Steven J. Gomo	54	Executive Vice President, Finance and Chief Financial Officer
David Hitz	43	Founder and Executive Vice President
Robert E. Salmon	45	Executive Vice President, Field Operations

Daniel J. Warmenhoven joined the Company in October 1994 as president and chief executive officer and has been a member of the Board of Directors since October 1994. In May 2000, he resigned the role of president and currently serves as chief executive officer and as a member of the Board of Directors of Network Appliance, Inc. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including president, chief executive officer, and chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications company, from November 1989 to January 1994. Prior to Network Equipment Technologies, Mr. Warmenhoven held executive and managerial positions at Hewlett-Packard from 1985 to 1989 and IBM Corporation from 1972 to 1985. Mr. Warmenhoven is a Director of Stoke, Inc. and PowerFile, Inc., both privately held companies. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

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

Steven J. Gomo joined Network Appliance in August 2002 as senior vice president of finance and chief financial officer. He was appointed executive vice president of finance and chief financial officer in October 2004. Prior to joining the Company, he served as chief financial officer of Silicon Graphics, Inc., from February 1998 to August 2000, and most recently, chief financial officer for Gemplus International S.A., headquartered in Luxembourg from November 2000 to April 2002. Prior to February 1998, he worked at Hewlett-Packard Company for 24 years in various positions, including financial management, corporate finance, general management, and manufacturing. Mr. Gomo currently serves on the board of SanDisk Corporation. Mr. Gomo holds a master’s degree in business administration from Santa Clara University and a BS degree in business administration from Oregon State University.

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

Robert E. Salmon joined Network Appliance in January 1994 and was appointed executive vice president, field operations in December 2005. Mr. Salmon has served as the Company’s executive vice president of worldwide sales since September 2004. From August 2003 to September 2004, Mr. Salmon served as the Company’s senior vice president of worldwide sales and from May 2000 to August 2003, Mr. Salmon served as the Company’s vice president of North American sales. Mr. Salmon joined the Company in 1994 after nearly ten years with Sun Microsystems and Data General Corporation. Mr. Salmon graduated from California State University, Chico with a B.S. degree.

Additional Information

Our Internet address is www.netapp.com. We make available through our Internet Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about this Public Reference Room is available by calling (800) SEC 0330.

Item 1A.  Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 2 of this Annual Report on Form 10-K for additional discussion of these forward-looking statements. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

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

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and storage security appliances, and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical risks. However, our new products may not achieve market acceptance. Additional product introductions in future periods may also impact our sales of existing products. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially and adversely affected.

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

The storage markets are intensely competitive and are characterized by rapidly changing technology.

In the storage market, our primary and nearline storage system products and our associated storage software portfolio compete primarily with storage system products and data management software from EMC, HDS, H-P, IBM, and Sun Microsystems. We also see Dell, Inc. as an emerging competitor in the storage marketplace, primarily due to a business partnership that has been established between Dell and EMC, allowing Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from companies including Engenio Information Technologies, Inc. (formerly the Storage Systems Group of LSI Logic Corp.), Dot Hill Systems Corporation, and Xiotech Corporation. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Sun Microsystems, as a result of their acquisition of StorageTek Technology Corporation. Our NearStore VTL appliances also compete directly with traditional tape backup solutions in the broader data backup/recovery space.

In the content delivery market, our NetCache appliances and content delivery software compete against caching appliance and content delivery software vendors including BlueCoat Systems (formerly CacheFlow, Inc.) and Cisco Systems. On June 22, 2006, we entered into an Asset Purchase Agreement with Blue Coat Systems, Inc. to sell certain assets of the NetCache business. See Note 16 to the Consolidated Financials Statements accompanying this Annual Report on Form 10-K. Our NetCache business is also subject to indirect competition from content delivery service products such as those offered by Akamai Technologies.

Additionally, a number of new, privately held companies are currently attempting to enter the storage systems and data management software markets, the nearline and VTL storage markets, some of which may become significant competitors in the future.

We believe that the principal competitive factors affecting the storage markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and global service and support. We must continue to maintain and enhance this technological advantage over our competitors. If those competitors with greater financial, marketing, service, support, technical, and other resources were able to offer products that matched or surpassed the technological capabilities of our products, these competitors would, by virtue of their greater resources, gain a competitive advantage over us that could lead to greater sales for these competitors at the expense of our own market share, which would have a material adverse affect on our business, financial condition, and results of operations.

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

Component quality is particularly significant with respect to our suppliers of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives, microprocessors, and semiconductor memory components, which could result in component shortages, selective supply allocations, and increased prices of such components. We cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, problems with respect to yield and quality of such components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our operating results. Such delays could also damage relationships with current, prospective customers and suppliers.

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

We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of April 30, 2006, we have no purchase commitment under these agreements.

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

Our future financial performance depends on growth in the storage, and data management markets. If these markets do not continue to grow at the rates at which we forecast growth, our operating results will be materially and adversely impacted.

All of our products address the storage and data management markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and data management markets and on our ability to adapt to emerging standards in these markets. We cannot assure you that the markets for storage and data management will continue to grow or that emerging standards in these markets will not adversely affect the growth of UNIX, Windows, and the World Wide Web server markets upon which we depend.

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

In addition, our business also depends on general economic and business conditions. A reduction in demand for storage and data management caused by weakening economic conditions and decreases in corporate spending will result in decreased revenues and lower revenue growth rates. The network storage market growth declined significantly beginning in the third quarter of fiscal 2001 through fiscal 2003, causing both our revenues and operating results to decline. If the storage and data management markets grow more slowly than anticipated or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially and adversely affected.

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

Our gross margins have been and may continue to be affected by a variety of other factors, including:

•	Demand for storage and data management products

•	Discount levels and price competition

•	Direct versus indirect and OEM sales

•	Product and add-on software mix

•	The mix of services as a percentage of revenue

•	The mix and average selling prices of products

•	The mix of disk content

•	New product introductions and enhancements

•	Excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products

•	The cost of components, manufacturing labor, and quality

Changes in service gross margins may result from various factors such as continued investments in our customer support infrastructure, changes in the mix between technical support services and professional services, as well as the timing of technical support service contract initiations and renewals.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States statutory tax rate

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pre-tax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction different than our estimates

•	Changing tax laws, accounting standards, including SFAS No. 123R, regulations, and interpretations in multiple tax jurisdictions in which we operate as well as the requirements of certain tax rulings

•	An increase in expenses not deductible for tax purposes, including certain stock compensation, write-offs of acquired in-process research and development and impairment of goodwill

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods

•	Changes in the valuation of our deferred tax assets and liabilities

•	Changes in tax laws or the interpretation of such tax laws

•	Tax assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place

•	A change in our decision to indefinitely reinvest foreign earnings

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We have been notified of examinations in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) is owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. If the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

We cannot assure you that our OEM relationship with IBM will generate significant revenue.

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an original equipment manufacturing (OEM) agreement that enables IBM to sell IBM branded solutions based on Network Appliance unified and open network attached storage (NAS) and iSCSI/IP SAN solutions, including NearStore and the NetApp V-Series Systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM and there is no minimum commitment for any given period of time, and therefore, we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products IBM selects to sell, their release schedule and timing of those products, nor do we control their pricing. Revenues from the IBM relationship were not significant during fiscal 2006 and accounted for approximately 1.0% of our total consolidated revenue. In the event that sales through IBM were to gain significant traction, we may experience distribution channel conflicts between our direct sales force and IBM, or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. In addition, since this agreement is relatively new, we do not have a history upon which to base our analysis of its future success.

Currently we do not, and cannot assure you that this OEM relationship will generate significant revenue or that this strategic partnership will continue to be in effect for any specific period of time.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

An element of our strategy to increase revenue is to strategically partner with major third-party software and hardware vendors that integrate our products into their products and also comarket our products with these vendors. We have significant partner relationships with database, business application and backup management companies including Microsoft, Oracle, SAP and Symantec. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish strategic relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time.

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

We are expanding our indirect channel, we cannot assure you that we are able to maintain existing resellers, attract new resellers, and that channel conflicts will not materially adversely affect our channel relationships. In addition, we do not have exclusive relationships with our resellers and accordingly there is a risk that those resellers may give higher priority to products of other suppliers, which could materially adversely affect our operating results.

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, or VARs, systems integrators, distributors, OEMs and strategic business partners and derive a significant portion of our revenue from these indirect channel partners. In fiscal 2006, Fujitsu Siemens and our two-tier distribution partners, Arrow and Avnet, accounted for 4.2% and 10.6%, respectively, of our consolidated revenue.

However, in order for us to maintain our current revenue sources and grow our revenue as we have forecasted, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may offer products that are competitive to ours. In addition, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sales, and support of our competitors’ products than ours. If we fail to manage effectively our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse affect on our business, financial condition, and results of operations. Additionally, if we do not manage distribution of our products and services and support effectively, or if our resellers’ financial conditions or operations weaken, our revenues and gross margins could be adversely affected.

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct business internationally. For the year ended April 30, 2006, 45.7% of our total revenues were from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows. All balance sheet hedges are marked to market through earnings every quarter, while gains and losses on cash flow hedges are recorded in other comprehensive income. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles and difficulties in managing international operations. Such factors could materially and adversely affect our future international sales and, consequently, our operating results.

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits. Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations. Potentially adverse tax consequences could negatively impact the operating and financial results from international operations. International operations currently benefit from a tax ruling concluded in the Netherlands.

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

We experienced growth in fiscal 2006, 2005 and 2004. Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to, expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing and enhancing infrastructure, systems and processes, and managing our assets.

The growth in our business requires that we invest in people, processes and systems to best optimize our revenue growth and long term profitability. However, growth in our sales or continued expansion in the scope of our operations could strain our current management, financial, manufacturing and other systems, and may require us to implement and improve those systems. If we experience any problems with any improvement or expansion of these systems, procedures or controls, or if these systems, procedures or controls are not designed, implemented or improved in a cost-effective and timely manner, our operations may be materially and adversely affected. In addition, any failure to implement, improve and expand such systems, procedures, and controls in a timely and efficient manner could harm our growth strategy and materially and adversely affect our financial condition and ability to achieve our business objectives.

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

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts, or other catastrophic events.

Any political, military, world health (e.g., SARS, Avian Flu) or other issue which hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption cased by fire, floods, hurricanes, power loss, power shortages, telecommunications failures, break-ins, and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

Our business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements and environmental legislation that have increased both our costs and the risk of noncompliance.

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

We have recently completed our evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of April 30, 2006, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.

The impact of option expensing under SFAS No. 123R will result in lower reported earnings per share, which could negatively impact our future stock price. This could also impact our ability to use or our future practice of utilizing, broad-based employee stock plans to attract, reward, and retain employees, which could also adversely impact our operations. In addition, the option pricing models used to estimate the fair value of employee stock options are based on highly subjective inputs and assumptions. If another party asserts that the fair value of our employee stock options is misstated, securities class action litigation could be brought against us, or the market price of our common stock could decline, or both could occur. As a result, we could incur significant losses, and our operating results may be below our expectations and those of investors and stock market analysts.

We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. One of these is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment

(“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006.

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

Item 1B.  Unresolved Staff Comments

There are currently no unresolved issues with respect to any Commission staff’s written comments that were received at least 180 days before the end of the Company’s fiscal year to which this report relates and that relate to the Company’s periodic or current reports under the Act.

On April 28, 2006, the Company received a comment letter from the staff of the Commission relating to a routine review of the Company’s periodic and current reports under the Act. The Company is currently in the process of working to resolve these comments with the staff.

Item 2.  Properties

Our headquarters site for corporate general administration, sales and marketing, research and development, global services, and manufacturing operations is located in Sunnyvale, California. We own and occupy approximately 800,000 square feet of space in buildings at our Sunnyvale headquarters.

We have commitments related to a lease arrangement with BNP Paribas LLC (“BNP”) for approximately 190,000 square feet of office space to be located on land currently owned by us in Sunnyvale, California (as further described below under “Contractual Cash Obligations and Other Commercial Commitments”). We expect to pay lease payments on the completed buildings from BNP on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the Nasdaq National Market on November 21, 1995, and is traded under the symbol “NTAP.” As of April 30, 2006 there were 1,384 holders of record of the common stock. The closing price for our common stock on July 10, 2006 was $31.47. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq National Market.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First Quarter	$30.47	$25.51	$21.53	$17.05
Second Quarter	27.12	22.77	24.83	16.57
Third Quarter	32.67	26.92	34.64	24.98
Fourth Quarter	37.79	30.81	34.36	25.91

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

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Unregistered Securities Sold in Fiscal 2006

On August 26, 2005, we acquired Decru, Inc. (“Decru”) which resulted in the issuance of 8.3 million shares of our common stock with a fair value of $191.9 millions, 1.9 million shares of stock options and restricted stock with a fair value of $36.1 million and the payment of $54.5 million in cash, and $0.7 million acquisition-related transaction costs, for a total purchase price of $283.2 million.

We relied on an exemption from registration pursuant to Section 3(a)10 of the Securities Act and the related fairness hearing relating to our issuance of unregistered securities in connection with the Decru merger. On September 2, 2005, a Form S-8 registration statement was filed with the SEC to register the assumed options of the Decru, Inc. 2001 Equity Incentive Plan.

See Note 7 for securities authorized for issuance under our Equity Compensation Plans.

Issuer Purchases of Equity Securities

The table below sets forth activity in the fourth quarter of fiscal 2006:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
		Average	Part of the	of Shares That May yet be
	Shares	Price Paid	Repurchase	Purchased under the
Period	Purchased	per Share	Program(1)	Repurchase Program(2)

January 28, 2006 — February 24, 2006	—	$—	29,177,787	$504,416,692
February 25, 2006 — March 24, 2006	1,284,400	$34.90	30,462,187	$459,590,424
March 25, 2006 — April 30, 2006	1,534,172	$35.16	31,996,359	$405,655,787

Total	2,818,572	$35.04	31,996,359	$405,655,787

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	Through April 30, 2006, the Board of Directors had authorized the repurchase of up to $650,000,000 in shares of our outstanding common stock. At April 30, 2006, $405,655,787 remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

Item 6.  Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Five fiscal years ended April 30, 2006

	2006	2005	2004	2003	2002
	(In thousands, except per-share amounts)

Total Revenues	$2,066,456	$1,598,131	$1,170,310	$892,068	$798,369
Income (Loss) from Operations	308,291	253,187	158,463	87,606	(1,062)
Net Income(1)	266,452	225,754	152,087	76,472	3,033
Net Income per Share, Basic	0.72	0.63	0.44	0.23	0.01
Net Income per Share, Diluted	0.69	0.59	0.42	0.22	0.01
Cash, Cash Equivalents and Short-Term Investments	1,322,892	1,169,965	807,965	618,838	454,127
Total Assets	3,260,965	2,372,647	1,877,266	1,319,173	1,108,806
Short-Term Debt	133,789	—	—	—	—
Long-Term Deferred Revenue	282,149	187,180	112,337	63,698	31,036
Long-Term Debt and Other	138,200	4,474	4,858	3,102	3,734
Total Stockholders’ Equity	1,923,453	1,660,804	1,415,848	987,357	858,476

(1)	Net income for fiscal 2006 included an American Jobs Creation Act income tax expense of $22.5 million or approximately $0.06 per share. Net income for fiscal 2004 included an income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling. Net income for fiscal 2002 includes restructuring charges of $7.4 million (net of taxes of $4.8 million) and impairment loss on investments of $7.8 million (net of taxes of $5.2 million).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Enterprises are generating vast quantities of data. The rapidly growing amount of data a company generates and the requirements to retain data for longer periods of time are driving an increasing demand for storage and data management solutions. There is an increase in demand for online access to historical information for business or regulatory requirements. The growth in storage capacity requirements further increases the complexity of data management. Managing the continued growth in the volume of data and the on-demand information access continue to challenge our enterprise customers. Companies are looking for solutions to help simplify data storage, IT administration and reduce total costs of ownership. Companies are migrating toward modular, unified storage systems away from large, fixed, expensive, frame-class arrays and inefficient direct-attached storage. There is a growing trend toward consolidating storage and serving a variety of applications from a unified storage pool.

In recent years, enterprises have centralized terabytes of data into networked storage environments to achieve lower costs, higher utilization, and simplified management. On the other hand, geopolitical events such as September 11, 2001; natural disasters such as the Katrina Hurricane disaster; government regulations such as Securities and Exchange Commission’s (“SEC”) Rule 17a-4; banking regulations such as Basel II; increased privacy concerns such as laptop thefts with sensitive data; and industry guidelines such as PCI (Payment Card Industry standard put forth by Visa and MasterCard), have all put a spotlight on the need to protect and retain data for both the public and private sector. Consolidation, coupled with a higher probability of disasters, has created a heightened sensitivity to the impact of data loss and its disruptive impact on the business. At the same time, compliance and privacy concerns are requiring enterprises to retain data for long periods of time, as well as secure data at rest. Data protection and retention have become a critical IT priorities, requiring cost-effective storage solutions that can help the enterprise protect itself from catastrophic business disruption at an affordable cost.

We believe that our strategic investments are targeted at some of the strongest growth areas of the storage market, such as modular storage, data protection, data retention, data security, iSCSI, and grid computing. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, our business could be materially adversely affected. The fiscal 2006 revenue growth and increased gross margins have occurred while the market for our storage products and solutions has grown more competitive with downward pricing pressures that could negatively impact our future revenue growth rate and our future gross margins. At the same time, we anticipate and continue to experience further price decline per petabyte for our products which may have an adverse impact on our future gross margins if not offset by favorable software mix and higher average selling prices associated with new products. We expect our future gross margins to be negatively affected by factors such as global service investment cost; competition, indirect sales including OEM, high disk content partially offset by new product introductions and enhancements and product and add-on software mix.

Continued revenue growth is dependent on the introduction and market acceptance of our new products. In fiscal 2007, we expect to ship our new high-end products, launch our next-generation operating system with enhanced storage grid functionality and offer a comprehensive suite of data protection solutions. If we fail to timely deliver new products or successfully integrate acquired technology into our existing architecture, or if our new products do not achieve market acceptance or if there is no or reduced demand for these or our current products, we may experience a decline in revenue. Additionally, we plan to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

Fiscal 2006 Highlights

In fiscal 2006, we continued to enhance our enterprise solutions, broaden our customer portfolio, extend our channel/partner opportunities, build additional infrastructure to manage our growth and broaden our total addressable market. During the second quarter of fiscal 2006, we acquired Decru, Inc. that develops and sells encryption software and appliances which offers data protection solutions for enterprises and governments, including regulatory compliance, privacy, secure consolidation, and outsourcing. We believe that the current and future potential for this technology will enable us to help our customers manage their risk of data theft and corruption with data encryption and authentication products. Some of the key fiscal 2006 highlights included:

Penetrated in enterprise data centers and expanded our breadth of disk-to-disk backup and security solutions.  We achieved revenue growth and profitability in fiscal 2006 driven primarily by our new FAS3000 midrange product line. For the first time, customers can choose to purchase Fibre Channel and/or lower-cost ATA drives, on the same system. Combined with our patented RAID-DP protection and our FlexVol and FlexClone technologies, the FAS3000 allows more cost-effective “ATA” drives to be used safely in primary storage applications, which offers the best price-performance value to our customers. We expect our data center penetration will win more NearStore deployments as customers choose NetApp data production solutions to back up their mission critical systems. During fiscal 2006, we introduced an array of products, technologies, and services that highlight the broad range of NetApp disk-to-disk backup and security solutions which simplify data backup procedures, improve recoverability, and lower backup infrastructure expenses. We believe that our new NearStore Virtual Tape Library solution will further expand our market opportunity as we can now provide disk-to-disk backup solutions for all open systems enterprise primary storage.

Extended our channel/partner opportunities.  We continued to make progress in penetrating and expanding our business in enterprise data centers with mission critical partners. Our fiscal 2006 channel mix demonstrated increased expansion through our partner programs, with approximately 55.5% of our business coming through indirect channels and the remaining 44.5% coming through direct sales. The majority of our block-based storage business and the U.S. Federal business came from indirect channels. Higher growth rates in our indirect channels demonstrated our increasing leverage, giving us broader market reach and increasing enterprise penetration.

Expanded our global services and support.  It is an element of our strategy to expand and offer a global, comprehensive, end-to-end suite of world-class service and support solutions designed to help our customers meet their goals of simplifying their storage solutions. We increased our business with our top enterprise customers who typically purchase more complete and longer-term service packages. The growth in service revenue in fiscal 2006 was also driven by increases in professional services. We expect to continue to expand our global services and support and believe that such investments will help accelerate the adoption rate of our technology. We cannot assure you that service revenue will continue to grow at previous rates. We expect to invest in our services infrastructure commensurate with our revenue growth.

Broadened our total addressable market and extended our product lines into adjacent spaces.  We have brought a more comprehensive set of products to the market place, with the new high end offering next generation operating system with enhanced storage grid functionality, the disk-to-disk backup solution on the VTL space, the Decru security and encryption solutions and in early fiscal 2007 our entry into the small-to-medium businesses. We also continued to broaden our addressable market by increasing our focus on the V-Series product line, which uses virtualization to let customers take advantage of the management simplicity of NetApp Data ONTAP with their storage from other vendors.

Fiscal 2006 Financial Performance

•	Our revenues for fiscal 2006 were $2.1 billion, a 29.3% increase over the same period a year ago. Our revenues for fiscal 2005 were $1.6 billion, a 36.6% increase compared to revenues of $1.2 billion in fiscal 2004. Our revenue growth was driven by the adoption of our new products targeted at the areas of fastest growth in storage, secondary storage for compliance applications and our broadened NetApp storage solutions that simplify data management.

•	Our overall gross margins were 60.8%, 61.0% and 60.2% in fiscal 2006, 2005 and 2004, respectively. The slight decline in our overall gross margins for fiscal 2006 compared to fiscal 2005 was primarily due to a shift in revenue mix with an increase in disk sales and IBM OEM business partially offset by improved service gross margins. The improvement in our overall gross margins for fiscal 2005 compared to fiscal 2004 was primarily attributable to a favorable change in product and add-on software mix and improved services margins.

•	Cash, cash equivalents and short-term investments increased to $1,322.9 million, compared to $1,170.0 million as of April 30, 2005, due primarily to cash generated from operations partially offset by cash repurchases of our common stock of $488.9 million and net cash paid of $53.7 million in connection with the Alacritus and Decru acquisitions. Days Sales Outstanding in receivable were 63 days, and 60 days, respectively, as of April 30, 2006 and 2005, reflecting increased sales and less linear shipments. Inventory turns were 14.7 times and 17.9 times, respectively, as of April 30, 2006 and 2005 due to higher consigned inventory for IBM sales and new products at customer sites. Deferred revenue increased to $681.5 million in fiscal 2006 from $449.2 million reported in fiscal 2005 due to higher software subscription and service arrangements attributable to our continuing shift toward larger enterprise customers. Capital purchases of plant, property, and equipment for fiscal 2006, 2005 and 2004 were $132.9 million, $93.6 million and $48.7 million, respectively, reflecting continued worldwide capital investment to meet our business growth.

Critical Accounting Estimates and Policies

Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in Note 2 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and allowances

•	Valuation of goodwill and intangibles

•	Accounting for income taxes

•	Inventory write-downs

•	Restructuring accruals

•	Impairment losses on investments

•	Accounting for stock-based compensation

•	Loss contingencies

Revenue Recognition and Allowances

We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and related interpretations to our product sales because we believe our firmware and operating software are essential to the functionality of our hardware products. We recognize revenue when:

•	Persuasive evidence of an arrangement exists. It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end user customers, value-added resellers, or distributors.

•	Delivery has occurred. Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin. We typically do not allow for restocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The fee is fixed or determinable. Arrangements with payment terms extending beyond our standard terms, conditions and practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subject to a credit review process that evaluates the customer’s financial position and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable based upon our review process, revenue is deferred and recognized when collection becomes probable.

For arrangements with multiple elements, we allocate revenue to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on vendor specific objective evidence of fair value of the undelivered items. When the undelivered elements include non-software related items that are only sold as a bundle with software related items, this allocation is based on objective and reliable evidence of fair value, in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We defer the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. If vendor specific evidence cannot be obtained to determine fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized as these elements are delivered. This would have a material effect on the timing of product revenues.

A typical arrangement includes product, software subscription, and maintenance. Some arrangements include technical consulting and training. Software subscriptions represent the right to unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Service maintenance includes contracts for technical support and hardware maintenance. Revenue from software subscriptions and service maintenance is recognized ratably over the contractual term, generally one to three years. We typically sell technical consulting services and training separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects. The type of work that is performed is not essential to the functionality of the software or hardware. Accordingly, we recognize revenue as the services are performed and in accordance with EITF 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Revenue from hardware installation services is a non-software deliverable because the software is not essential to the functionality of the installation service and is therefore outside of the scope of SOP 97-2. Revenue from shipping and handling is included in product revenue and its related cost included in cost of product revenue.

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, changes in customer demand, current trends, and our expectations regarding future experience. Reductions to revenue associated with sales returns include consideration of historical sales levels, the timing and magnitude of historical sales returns and a projection of this experience into the future. We monitor and analyze the accuracy of sales returns estimate by reviewing actual returns and adjust it for future expectations to determine the adequacy of our current and future reserve needs. If actual future returns and allowances differ from past experience and expectation, additional allowances may be required.

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debt is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of allowance for doubtful accounts estimate by reviewing past collectibility and adjust it for future expectations to determine the adequacy of our current and future allowance. Our allowance for doubtful accounts as of April 30, 2006 was $2.4 million, compared to $5.4 million as of April 30, 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Under our accounting policy we perform an annual review in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2006 and 2005, we performed such evaluation and found no impairment. However, any future write-downs of goodwill would adversely affect our operating margins. As of April 30, 2006, our assets included $487.5 million in goodwill. See Note 14, “Goodwill and Purchased Intangible Assets” to our consolidated financial statements.

During fiscal 2006, we adjusted goodwill by $3.5 million and $2.1 million relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Decru options, respectively. Estimated future adjustments to goodwill related to the tax benefits associated with subsequent exercise of previously vested assumed options by previous acquisitions are approximately $8.4 million, subject to future cancellations relating to employee terminations.

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

While most of our profits are earned in foreign jurisdictions with income tax rates generally lower than the combined U.S. federal and state income tax rates, judgment must be made with respect to other estimates of income tax provision, such as R&D tax credits and valuation allowances against deferred tax assets, primarily those set up for net operating losses and income tax credits.

The carrying value of our net deferred tax assets, which consists primarily of the reversal of net deductible temporary differences including credits and net operating loss carryforwards, assumes that we will be able to generate sufficient future taxable income to fully utilize these tax attributes. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in additional income tax expense. We have provided a valuation allowance of $431.2 million as of April 30, 2006 on the deferred tax attributes associated with the exercise of employee stock options (primarily credits and net operating loss carryforwards) because of uncertainty regarding their realization due to the expectation that future employee stock option exercises will reduce our ability to generate sufficient taxable income in the future. In the event these attributes are realized, the associated tax benefit will be credited to stockholders’ equity, rather than as a reduction in the income tax provision.

Prior to fiscal year 2006, our current effective tax rate assumed that U.S. income taxes were not provided for undistributed earnings of certain non-U.S. subsidiaries. However, pursuant to the one-time incentive created under Section 965 of The American Jobs Creation Act of 2004 (the “Jobs Act”), our foreign subsidiaries remitted approximately $405.5 million in accumulated earned income on which we incurred approximately $22.5 million in federal and state income taxes in the fourth quarter of fiscal year 2006. In fiscal 2004, we recorded an income tax benefit of $16.8 million associated with a favorable foreign tax ruling. This favorable ruling from the Netherlands provided for retroactive benefits dating back to fiscal year 2001 and continuing until December 31, 2005. Subsequent to our fiscal 2005 year end, we obtained a new tax ruling from the Netherlands, which terminated the first ruling and provides for continuing favorable tax rate benefits until April 30, 2010. As of April 30, 2006, our Netherlands subsidiary had a conditional royalty expense carryforward of $51.7 million that may become available for offset against future Dutch income. The carryforward may not, however, be used to offset income under the new Dutch tax ruling expiring April 30, 2010. We have established a valuation allowance against the deferred tax asset for this carryforward based upon our belief that we will not be able to utilize this attribute.

We have been notified of examinations in the U.S. and several foreign tax jurisdictions. Our management does not believe, based upon information currently known to it that the final resolution of any of these audits will have a material adverse effect on our results of operations. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted.

Beginning with the fiscal year 2007 implementation of SFAS No. 123R, we may experience adverse impacts to future years effective tax rates in the event that we determine that our APIC pool as of the beginning of fiscal year 2007 is not sufficient enough to cover the impacts of future stock compensation shortfalls.

Inventory Write-Downs

Our inventories net balance was $64.5 million as of April 30, 2006, compared with $39.0 million as of April 30, 2005. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We perform an in depth excess and obsolete analysis of our inventory based upon assumptions about future demand and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margins in the period when the written-down inventory is sold.

We record purchase commitment liabilities with our contract manufacturers and suppliers as a result of changes in demand forecasts or as we transition our products. As of April 30, 2006, we do not have purchase commitment under such arrangements.

We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. We also provide for the estimated cost of known product failures based on known quality issues when they arise. Should actual cost of product failure differ from our estimates, revisions to the estimated liability would be required.

We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes or recycling of products we manufacture. We will continue to monitor our environmental compliance and could incur higher costs including additional reserves for excess component inventory.

Restructuring Accruals

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and a consolidation of our facilities. In fiscal 2006, we implemented the third restructuring plan related to the move of our global service center operations. In determining restructuring charges, we analyze our future business requirements in order to properly align and manage our business commensurate with our future revenue levels.

Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording severance reserves, we accrue a liability when the following conditions have been met: employees’ rights to receive compensation is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease restructuring reserve, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities.

Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future. In fiscal 2005, we estimated our facility restructuring reserve to be $4.5 million. Our fiscal 2006 estimate for the facility restructuring reserve was $2.7 million which included a $1.0 million adjustment due to the execution of new sublease agreement for our Tewksbury facility net of related cost.

Impairment Losses on Investments

As of April 30, 2006, our short-term investments have been classified as “available-for-sale” and are carried at fair value. There have been no significant declines in fair value of investments that are considered to be other-than-temporary, for any of the three years in the period ended April 30, 2006. The fair value of our available-for-sale investment reflected in the Consolidated Balance Sheets was $1,102.8 million and $976.4 million as of April 30, 2006 and 2005, respectively. We have not identified any of these declines to be other than temporary as market declines of our investments have been caused by interest rate changes and were not due to credit worthiness. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. We have no impairment losses on our available-for-sale investment or investment in privately held companies for fiscal 2006, 2005 and 2004.

All of our available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Our investments in privately held companies were $11.0 million and $1.8 million as of April 30, 2006 and 2005, respectively. For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including, revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities and general market conditions in the investees’ industry.

Accounting for Stock-Based Compensation

We adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148 and provide pro forma disclosure using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life and forfeiture rate. We are currently evaluating the expected volatility rates in accordance with SAB No. 107, including the use of historical, blended and implied volatility. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R will require us to include estimated forfeitures, and therefore, the required adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeiters, the amount stock compensation expense. Any changes in these highly objective assumptions may significantly impact the stock compensation expenses for the future.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), see discussion under New Accounting Standards below. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the initial implementation of SFAS No. 123R. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123R in our first quarter of fiscal 2007, which begins on May 1, 2006.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In fiscal 2006, 2005 and 2004, we did not identify or accrue for any loss contingencies. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

New Accounting Standards

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP 115-1 shall be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP 115-1 for fiscal years beginning after May 1, 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In June 2005, the FASB issued SFAS No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123R, “Share-Based Payments” (SFAS No. 123R) (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R.

In November 2005, the FASB issued FSP FAS 123R-3, Transition Election and Accounting for Tax Effects.  The guidance provides a simplified method to calculate the Additional Paid-In Capital (APIC) pool for beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon the adoption of SFAS No. 123R beginning on May 1, 2006. In addition, this FSP addresses that when the alternative APIC pool calculation is used, tax benefits related to certain employee awards should be included as a cash flow from financing activities and a cash outflow from operating activities within the statements of cash flows. The FSP allows companies up to one year from the later of the adoption date of SFAS No. 123R or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. We are in the process of evaluating the impact of the new method provided by this guidance.

SFAS No. 123R and its related guidance permits public companies to adopt its requirements using one of two methods: modified prospective method or modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and

(b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We will recognize in our results of operations the compensation cost for stock-based awards issued after April 30, 2006 on a straight-line basis over the requisite service period for the entire award. For stock-based awards issued prior to May 1, 2006, we amortized the related compensation costs using the graded-vesting method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options as grant date value equals fair value. The adoption of the SFAS No. 123R fair value method will have a significant impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The pre-tax balance of unearned stock-based compensation to be expensed in the period fiscal 2007 through 2010 related to share-based awards unvested as of April 30, 2006, as previously calculated under the disclosure-only requirements of SFAS No. 123, is approximately $240.5 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate that we will grant additional employee stock options and restricted stock units in fiscal 2007. The fair value of these grants cannot be predicted with certainty at this time due to the fact that the expense amount will depend on the timing of new grants, the number of new grants, changes in the market price or the volatility of our common stock. However, we currently estimate that the impact on our first fiscal quarter will be between $0.07 — $0.09 per share. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. We are not aware of any other changes in business practices and do not expect any violations of debt covenants due to the adoption of SFAS No. 123R.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Years Ended April 30,
	2006	2005	2004

Revenues:
Product	76.3%	78.9%	80.7%
Software subscriptions	11.6	10.6	9.7
Service	12.1	10.5	9.6

	100.0	100.0	100.0
Cost of Revenues:
Cost of product	30.1	30.4	31.6
Cost of software subscriptions	0.1	0.1	0.1
Cost of service	9.0	8.5	8.1

Gross Profit	60.8	61.0	60.2

	Years Ended April 30,
	2006	2005	2004

Operating Expenses:
Sales and marketing	28.9	29.1	29.9
Research and development	11.8	10.7	11.3
General and administrative	4.4	4.8	4.7
Acquired in process research and development	0.2	—	0.4
Stock compensation	0.6	0.5	0.3
Restructuring charges (recoveries)	—	—	0.1

Total Operating Expenses	45.9	45.1	46.7

Income From Operations	14.9	15.9	13.5
Other Income (Expenses), Net:
Interest income	2.1	1.5	1.2
Interest expense	(0.1)	—	—
Other expenses, net	0.1	(0.1)	(0.2)
Net gain on investments	—	—	0.1

Total Other Income, Net	2.1	1.4	1.1

Income Before Income Taxes	17.0	17.3	14.6
Provision for Income Taxes	4.1	3.2	1.6

Net Income	12.9%	14.1%	13.0%

Fiscal 2006 Compared to Fiscal 2005

Product Revenues — Product revenues increased by 25.1% to $1,577.4 million in fiscal 2006, from $1,260.6 million in fiscal 2005. Product revenues growth was across all geographies. This net increase year over year was specifically attributable to increased software licenses, an increase in units shipped, and an increase in demand for data protection and mission-critical storage environments, partially offset by a decline in shipments and lower average selling prices of older generation products, lower cost-per-megabyte disks. Our systems are highly configurable because of customer requirements in the open systems storage markets we serve. As a result, the wide variation in customized configuration can significantly impact revenue, cost of revenues, and gross margin performance. Price changes, volumes and product model mix can have an effect on changes in product revenues, the impact on these forces is significantly affected by the configuration of systems shipped.

Product revenues were favorably affected by the following factors:

•	Increased revenues from our current product portfolio, such as FAS980, and FAS270 storage systems; and introduction of new products, such as FAS3020, FAS3050, and FAS6070 storage systems; V3020, and V3050 storage virtualization systems; NetCache C2300, and C3300 appliances and add-on software

•	Revenue generated from disk-to-disk backup/archival, and security solutions increased by 28.1% in fiscal 2006 compared to fiscal 2005

•	Increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors, and OEM partners, representing 55.5% and 51.2% of total revenues for fiscal 2006 and 2005, respectively

Product revenues were negatively affected by the following factors:

•	Lower-cost-per-megabyte disks which are a significant component of our hardware costs. As performance has improved on these devices, the related sales price we can charge per megabyte of storage has decreased as well.

•	Declining average selling prices and unit sales of our older products.

The Decru acquisition and the IBM OEM relationship did not have a significant impact on the revenue for fiscal 2006. There can be no assurance that IBM and Decru will contribute meaningful revenue in future quarters. We also cannot assure you that we will be able to maintain or increase market demand for our products.

Software Subscriptions Revenues — Software subscriptions revenues increased by 40.9% to $239.1 million in fiscal 2006, from $169.7 million in fiscal 2005 due primarily to a larger installed base renewals, upgrades and an increasing number of new enterprise customers. Software subscriptions revenues represent 11.6% and 10.6% of total revenues for fiscal 2006 and 2005, respectively.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 48.9% to $249.9 million in fiscal 2006, from $167.8 million in fiscal 2005.

The increase in absolute dollars was due to the following factors:

•	Professional service revenue increased by 49.0% to $89.4 million in fiscal 2006 from $60.0 million in fiscal 2005

•	An increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages than our non-enterprise customers

•	A growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers

While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in fiscal 2007.

A large portion of our service revenues is deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years, and are classified as short-term and long-term deferred revenue on our Consolidated Balance Sheets. Service revenues represented 12.1% and 10.5% of total revenues for fiscal year 2006 and 2005, respectively.

International total revenues — International total revenues (including U.S. exports) increased by 23.2% in fiscal year 2006 compared with fiscal 2005. International total revenues were $943.8 million, or 45.7% of total revenues for fiscal year 2006 compared with $765.8 million or 47.9% of total revenues for fiscal 2005. The increase in international sales was primarily a result of revenue growth from our European and Asia Pacific geographies, driven by increased demand for our solutions portfolio, new customers, and higher storage spending in certain geographic regions as compared to the same period in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in fiscal 2007.

Product Gross Margins — Product gross margins decreased to 60.5% for fiscal 2006, from 61.4% for fiscal 2005.

Product gross margins were negatively affected by the following factors:

•	Sales price reductions due to competitive pricing pressure and selective pricing discounts

•	Increased sales through certain indirect channels, which may have lower gross margins than our direct sales in certain geographic regions

•	Sales of relatively lower margin add-on storage shelves and hardware increased by 57.1% in fiscal 2006 compared to fiscal 2005

Product gross margins were favorably affected by the following factors:

•	Favorable product and add-on software mix with software licenses increasing by 32.8% in fiscal 2006 compared to fiscal 2005

•	Better disk utilization rates associated with sales of higher-margins management software products like FlexClone and FlexVol that run on the Data ONTAP 7G operating system allowing customers to buy less disk storage but buy more high-value software

•	Higher average selling prices for our newer products

We expect higher disk content associated with high-end storage systems will negatively affect our gross margins in the future, if not offset by software revenue and new products.

Amortization of existing technology from acquisitions included in cost of product revenues was $11.8 million and $3.4 million for fiscal 2006 and 2005, respectively. Estimated future amortization of existing technology to cost of product revenues relating to acquisitions will be $15.5 million for each of fiscal years 2007 and 2008; $14.7 million for fiscal year 2009; $10.3 million for fiscal year 2010, $2.8 million for fiscal year 2011; and none thereafter.

Software Subscriptions Gross Margins — Software subscriptions gross margins increased slightly to 99.4% for fiscal 2006, from 99.1% for fiscal 2005 due primarily to improved headcount utilization and a larger installed base renewals, upgrades and an increasing number of new enterprise customers.

Service Gross Margins — Service gross margins increased to 25.9% in fiscal 2006 compared to 19.4% in fiscal 2005. Cost of service revenue increased by 36.9% to $185.0 million in fiscal 2006, from $135.2 million in fiscal 2005.

The improvement in service gross margins for fiscal 2006 compared to fiscal 2005 was primarily due to an increase in services revenue and improved headcount utilization offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margins will typically experience some variability over time due to the timing of technical support service initiations, renewals and additional investments in our customer support infrastructure. In fiscal 2007, we expect service gross margins to be in the mid 20% range, as we continue to build out our service capability and capacity to support our growing enterprise customers and new products. Our fiscal 2007 total gross margin will also be negatively impacted by stock compensation expenses as a result of the adoption of SFAS No. 123R.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 27.7% to $595.2 million for fiscal 2006, from $466.0 million for fiscal 2005. These expenses were 28.9% and 29.1% of total revenues for fiscal 2006 and fiscal 2005, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions.

Amortization of acquisitions-related trademarks/tradenames and customer contracts and relationships included in sales and marketing expenses was $2.1 million and $0.8 million for fiscal 2006 and fiscal 2005, respectively. Estimated future amortization of trademarks, tradenames, customer contracts, and relationships relating to acquisitions and included in sales and marketing expenses will be $2.3 million for fiscal 2007, $2.2 million for fiscal 2008, 2009, and 2010, $1.3 million for fiscal 2011 and $0.3 million thereafter.

Sales and marketing headcount increased to 1,927 at April 30, 2006, from 1,918 at April 30, 2005. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. Our sales and market expenses will also increase as a result of the adoption of SFAS No. 123R. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents.

Research and development expenses increased 42.1% to $243.0 million for fiscal 2006 from $171.0 million for fiscal 2005. These expenses represented 11.8% and 10.7% of total revenues for fiscal 2006 and 2005, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, and higher performance-based payroll expenses due to higher profitability. Research and development headcount increased to 1,246 as of April 30, 2006, compared to 827 as of April 30, 2005. For both fiscal 2006 and 2005, no software development costs were capitalized.

Included in research and development expenses is amortization of acquired patents of $2.0 million and $1.8 million for fiscal 2006 and 2005, respectively. Based on acquired patents existing at April 30, 2006, estimated future capitalized patents amortization expenses will be $2.0 million for each of the fiscal years 2007 and 2008, respectively, and $0.5 and $0.2 million for fiscal 2009 and 2010.

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

We believe that our research and development expenses will increase in absolute dollars for fiscal 2007, primarily due to ongoing costs associated with the development of new products and technologies, projected headcount growth, the operating impact of potential future acquisitions as compared to fiscal 2006, and stock-based compensation as a result of the adoption of SFAS No. 123R.

General and Administrative — General and administrative expenses increased 19.4% to $91.9 million for fiscal 2006, from $76.9 million for fiscal 2005. These expenses represented 4.4% and 4.8% of total revenues for fiscal 2006 and 2005, respectively. This increase in absolute dollars was primarily due to expenses associated with expanded regulatory requirements, higher legal expenses and professional fees for general corporate matters including patents and higher performance-based payroll expenses due to higher profitability.

General and administrative headcount increased to 568 at April 30, 2006, from 331 at April 30, 2005. We believe that our general and administrative expenses will increase in absolute dollars for fiscal 2007 due to projected G&A headcount growth and the stock-based compensation as a result of the adoption of SFAS No. 123R. Amortization of acquisitions-related covenants not to compete included in general and administrative expenses was $2.2 million and $5.1 million for fiscal 2006 and 2005, respectively. Estimated future amortization of covenants not to compete relating to acquisitions will be $1.0 million for fiscal year 2007, and $0.2 million in fiscal year 2008.

In-Process Research and Development — We recorded in-process research and development charges of $5.0 million in fiscal 2006 related to the acquisition of Decru. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $5.0 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting future net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Research and development costs to bring the products from Decru to technological feasibility are not expected to have a material impact on our future results of operations or financial conditions.

Stock Compensation — Stock compensation expenses were $13.3 million and $8.1 million for fiscal 2006 and 2005, respectively. This net increase in year-over-year stock compensation expenses reflected primarily higher stock compensation relating to stock options and restricted stocks assumed in acquisitions, and restricted stock awards, partially offset by forfeitures of unvested options and forfeited restricted stock assumed in the acquisitions. Based on deferred stock compensation recorded at April 30, 2006, estimated future deferred stock compensation amortization expenses, excluding the impact of SFAS No. 123R, are $20.3 million in fiscal 2007, $14.3 million in fiscal 2008, $8.1 million in fiscal 2009, and $6.6 million in fiscal 2010.

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of April 30, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In the second quarter of fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In fiscal 2006, we recorded a reduction in restructuring reserve of $1.3 million resulting from the execution of a new sublease agreement for our Tewksbury facility. In fiscal 2006, we recorded a restructuring charge of $1.1 million, primarily attributed to severance-related amounts and relocation expenses related to the third restructuring plan.

Of the reserve balance at April 30, 2006, $0.9 million was included in other accrued liabilities and the remaining $2.1 million was classified as long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

The following analysis sets forth the significant components of the second restructuring at April 30, 2006 (in thousands):

	Severance-	Fixed Assets
	Related Amounts	Write-off	Facility	Total

Restructuring charge	$813	$473	$4,564	$5,850
Cash payments and others	(706)	—	(1,713)	(2,419)
Noncash portion	—	(473)	—	(473)
Adjustments	(107)	—	2,357	2,250

Reserve balance at April 30, 2004	—	—	5,208	5,208
Cash payments and others	—	—	(705)	(705)

Reserve balance at April 30, 2005	—	—	4,503	4,503
Restructuring charges	859	—	281	1,140
Cash payments and others	(521)	—	(862)	(1,383)
Recoveries	—	—	(1,256)	(1,256)

Reserve balance at April 30, 2006	$338	$—	$2,666	$3,004

Interest Income — Interest income was $41.5 million and $24.2 million for fiscal 2006 and 2005, respectively. Included in interest income for fiscal 2005 was a $1.3 million interest received on a tax refund. The increase in interest income was primarily driven by higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2007 as a result of rising average interest rates and higher cash and invested balances in a higher interest-rate portfolio environment.

Interest Expense — Interest expense was $1.3 million and $0.1 million in fiscal 2006 and 2005, respectively. The increase in fiscal 2006 was primarily due to interest incurred in connection with our debt.

Other Income (Expense), Net — Other Income (Expense), Net, included net exchange gains from foreign currency transactions of $1.7 million in fiscal 2006, due primarily to forecast variances offset by hedging costs as a result of higher U.S. interest rates compared to other countries. Net exchange losses from foreign currency transactions were $1.6 million in fiscal 2005 as a result of exchange rate volatility, forecast variances and higher hedging costs.

Provision for Income Taxes — The provision for income taxes for fiscal 2006 included an income tax provision of $22.5 million or $0.06 per share associated with the repatriation of cumulative foreign earnings which occurred during the fourth quarter of fiscal 2006 under the one-time incentive created pursuant to Section 965 of the Jobs Act. We will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the Jobs Act guidelines.

For fiscal 2006, we had an effective tax rate of 23.9% to pretax income, which included a 6.4% increase to account for the income tax provision of $22.5 million associated with the cash repatriation of cumulative foreign earnings. The effective tax rate for fiscal 2006 differed from the U.S. statutory rate primarily due to a beneficial foreign tax ruling for our principal European subsidiary, the availability of tax credits, and the generation of foreign earnings in lower tax jurisdictions. For fiscal 2005, our effective tax rate was 18.3%.

Fiscal 2005 Compared to Fiscal 2004

Product Revenues — Product revenues increased by 33.4% to $1,260.6 million in fiscal 2005, from $944.9 million in fiscal 2004. Product revenues growth was across all geographies. This increase in product revenues was specifically attributable to increased software licenses and an increase in units shipped, compared to the prior year.

Product revenues were favorably affected by the following factors:

•	Increased revenues from our then current products such as: FAS960, FAS940, FAS270, and FAS250 storage systems; NearStore R200 and R150 nearline storage systems; NetCache C2100 and C6200 appliances, as well as our gateway storage systems (gFiler), GF960, GF940 and GF825

•	Increased revenues from data management software products that are focused on solving enterprise customer storage challenges, including regulatory and compliance data needs, storage consolidation, Internet access and security, technical applications, and data protection

•	Increased demand for regulatory compliance WORM solutions and backup-to-disk solutions

•	Increased sales through indirect channels, including sales through our resellers, distributors, and OEM partners, representing 51.2% and 47.9% of total revenues for fiscal 2005 and 2004, respectively.

Product revenues were negatively affected by the following factors:

•	Lower-cost-per-megabyte disks which are a significant component of our hardware costs. As performance has improved on these devices, the related sales price we can charge per megabyte of storage has decreased as well.

•	Incremental revenue due to an extra week of business in fiscal 2004 compared to fiscal 2005

•	Declining average selling price and unit sales of our older storage systems.

Software Subscriptions Revenues — Software subscriptions revenues increased by 49.8% to $169.7 million in fiscal 2005, from $113.3 million in fiscal 2004 due primarily to a larger installed base renewals, upgrades and an increasing number of new enterprise customers. Software subscription revenues represent 10.6% and 9.7% of total revenues for fiscal year 2005 and 2004, respectively.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 49.7% to $167.8 million in fiscal 2005, from $112.1 million in fiscal 2004. Service revenues are generally deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 10.5%, and 9.6% of total revenues for fiscal year 2005 and 2004, respectively. The increase in absolute dollars was due to an increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages. Higher service revenues were also related to a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers.

International Total Revenues — International total revenues (including U.S. exports) increased by 39.0% in fiscal year 2005 compared with fiscal 2004. International total revenues were $765.8 million, or 47.9% of total revenues for fiscal year 2005 compared with $551.0 million or 47.1% of total revenues for fiscal 2004. The increase in international sales for fiscal year 2005 was primarily a result of revenue growth from our European and Asia Pacific geography, driven by larger storage implementations, increased demand for our solutions portfolio, new customers, and higher storage spending in certain geographic regions, as compared to the same period in the prior fiscal year.

Product Gross Margins — Product gross margins increased to 61.4% for fiscal 2005, from 60.8% for fiscal 2004. Amortization of existing technology included in cost of product revenues was $3.4 million and $3.7 million for fiscal 2005 and 2004, respectively.

Product gross margins were favorably affected by the following factors:

•	Favorable product and add-on software mix

•	Competitive pricing solutions with our bundled software and solutions set

•	Higher average selling prices for our newer products

•	Growth in software subscription upgrades and software licenses due primarily to a larger installed base and an increasing number of new enterprise customers

•	Transitional expenses incurred in fiscal 2004 associated with the initial implementation of a new Enterprise Resource Planning (ERP) system, which we did not incur in fiscal 2005

Product gross margins were negatively affected by the following factors:

•	Higher disk content with an expanded storage capacity for the higher-end storage systems and NearStore systems, as resale of disk drives generates lower gross margins

•	Increased sales through certain indirect channels, which typically carry lower gross margins than our direct sales

•	Sales price reductions due to competitive pricing pressure and selective pricing discounts

•	Lower average selling price of certain add-on software options

Software Subscriptions Gross Margins — Software Subscriptions gross margins increased to 99.1% for fiscal 2005, from 98.9% for fiscal 2004 due primarily to improved headcount utilization and a larger installed base renewals, upgrades and an increasing number of new enterprise customers.

Service Gross Margins — Service gross margins increased to 19.4% in fiscal 2005 as compared to 15.9% in fiscal 2004. Cost of service revenue increased by 43.4% to $135.2 million in fiscal 2005, from $94.3 million in fiscal 2004. The improvement in service gross margins for fiscal 2005 compared to fiscal 2004 was primarily due to an increase in services revenue and improved headcount utilization offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margins will typically experience some variability over time due to the timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.

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

Amortization of acquired trademarks/tradenames and customer contracts, and relationships included in sales and marketing expenses was $0.8 million and $0.2 million for fiscal 2005 and fiscal 2004, respectively.

Sales and marketing headcount increased to 1,918 at April 30, 2005, from 1,421 at April 30, 2004.

Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, nonrecurring engineering charges, fees paid to outside consultants and amortization of capitalized patents. Research and development expenses increased 29.7% to $171.0 million for fiscal 2005 from $131.9 million for fiscal 2004. These expenses represented 10.7% and 11.3% of total revenues for fiscal 2005 and

2004, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing impact of the Spinnaker acquisition, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, partially offset by an extra week of expenses in fiscal 2004 compared to fiscal 2005, cost control, and reduction in discretionary spending efforts. Research and development headcount increased to 827 as of April 30, 2005, compared to 650 as of April 30, 2004. For both fiscal 2005 and 2004, no software development costs were capitalized. Included in research and development expenses is capitalized patents amortization of $1.8 million and $1.5 million for fiscal 2005 and 2004, respectively.

General and Administrative — General and administrative expenses increased 41.0% to $76.9 million for fiscal 2005, from $54.6 million for fiscal 2004. These expenses represented 4.8% and 4.7% of total revenues for fiscal 2005 and 2004, respectively. This increase in absolute dollars was primarily due to expenses associated with expanded regulatory requirements, higher legal expenses and professional fees for general corporate matters including patents, higher performance-based payroll expenses due to higher profitability, partially offset by reduced expenses as a result of one less week of expenses in fiscal 2005 compared to fiscal 2004 and higher expenses associated with investments in our enterprise-wide ERP system and back-office infrastructure in fiscal 2004, which we did not incur in fiscal 2005.

General and administrative headcount increased to 432 at April 30, 2005, from 331 at April 30, 2004. Amortization of Spinnaker covenants not to compete included in general and administrative expenses was $5.1 million and $1.1 million for fiscal 2005 and 2004, respectively.

Stock Compensation — Stock compensation expenses were $8.1 million and $3.9 million for fiscal 2005 and 2004, respectively. This net increase year-over-year in stock compensation expenses reflected primarily higher stock compensation relating to stock options and restricted stocks assumed in the Spinnaker acquisition, restricted stock awards, partially offset by forfeitures of unvested options and forfeited restricted stock assumed in the Spinnaker acquisition.

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

Interest Income — Interest income was $24.2 million and $13.7 million for fiscal 2005 and 2004, respectively. Included in interest income for fiscal 2005 was $1.3 million interest received on a tax refund. In addition, the increase in interest income was primarily driven by higher cash and investment balances provided by operating activities and higher average interest rates on our investment portfolio.

Other Income (Expense), Net — Other Income (Expense), Net, included net exchange losses from foreign currency transactions of $1.6 million and $2.9 million in fiscal 2005 and 2004, respectively. The net exchange loss was a result of the volatility of the currency exchange market and increased hedging costs associated with our forward and option activities.

Provision for Income Taxes — For fiscal 2005, we had an effective tax rate of 18.3% to pretax income. The effective tax rate for fiscal 2005 differed from the U.S. statutory rate primarily due to a beneficial foreign tax ruling for our principal European subsidiary, the availability of tax credits, and the generation of foreign earnings in lower tax jurisdictions. For fiscal 2004, our effective tax rate was 10.8% which included 9.9% reduction to account for the $16.8 million benefit from the retroactive portion of foreign tax ruling.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, other sources and uses of cash flows and tax opportunities on our liquidity and capital resources.

Balance Sheet and Other Cash Flows

As of April 30, 2006, compared to April 30, 2005, our cash, cash equivalents, and short-term investments increased by $152.9 million to $1,322.9 million. We derive our liquidity and capital resources primarily from our cash flows from operations and from working capital. Working capital increased by $60.3 million to $1,116.0 million as of April 30, 2006, compared to $1,055.7 million as of April 30, 2005.

During fiscal 2006, we recorded cash flows from operating activities of $554.3 million as compared with $462.1 million and $313.0 million for fiscal 2005 and fiscal 2004, respectively. The largest driver of this increase was fiscal 2006 net income of $266.5 million as compared to $225.8 million and $152.1 million in fiscal 2005 and fiscal 2004, respectively. Noncash adjustments were higher in fiscal 2006 compared to fiscal 2005, including depreciation, which was higher by $9.2 million due to worldwide facilities expansion; amortization of intangible assets, which was higher by $6.8 million; stock compensation, which was higher by $5.1 million, and acquired in-process research and development of $5.0 million. The increase in these acquisition-related non-cash charges was related to the Decru and Alacritus acquisitions during fiscal 2006. In addition to higher net income and noncash adjustments in fiscal 2006 compared to fiscal 2005 and fiscal 2004, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	An increase in deferred revenues from higher software subscription and service billings attributable to our continuing shift toward larger enterprise customers, as well as increasing renewals of existing maintenance agreements in fiscal 2006 compared to fiscal 2005 and fiscal 2004

•	An increase in accounts payable in fiscal 2005, compared to fiscal 2006 and 2004, primarily attributable to elevated purchasing activity in fiscal 2005 required to support our business growth and facilities expansion projects

•	Increased income taxes payable in fiscal 2006 compared to fiscal 2005 and 2004, primarily reflecting the $22.5 million of federal and state income tax liability relating to the repatriation of accumulated foreign earnings under the Jobs Act and higher profitability in fiscal 2006 compared to fiscal 2005 and 2004

The above factors were partially offset by the effects of the following:

•	Increased accounts receivable balances due to increased sales in fiscal 2006 compared to fiscal 2005 and fiscal 2004, and a shipping profile weighted towards the second half of the fourth quarter of fiscal 2006

•	An increase in inventories in fiscal 2006 compared to fiscal 2005 due primarily to higher consigned inventory for IBM sales, new products at customer sites and configured units to meet revenue growth and an increase in fiscal 2005 inventories compared to fiscal 2004 due primarily to end-of-life buys for certain products

•	An increase in prepaid expenses and other assets in fiscal 2006 and fiscal 2004 as compared to fiscal 2005. The fiscal 2005 prepaid expenses included a tax refund of $9.0 million in connection with a carryback of net operating losses generated in fiscal 2000

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash used in investing activities was $326.0 million in fiscal 2006 as compared to $351.3 million and $259.8 million in fiscal 2005 and fiscal 2004, respectively. Capital expenditures for fiscal 2006 were $132.9 million, compared to $93.6 million and $48.7 million in fiscal 2005 and fiscal 2004, respectively. We used net proceeds of $128.5 million, $266.8 million, and $191.7 million in fiscal 2006, 2005, and 2004, respectively, for net purchases/redemptions of short-term investments. In fiscal 2006, we acquired Alacritus and Decru and incurred total cash payments including related transactions costs totaling $53.7 million. In fiscal 2004, we incurred $8.0 million on related transactions costs and assumed $1.2 million relating to the Spinnaker acquisition. In fiscal 2005 and 2004, we acquired additional patents for a purchase price of approximately $0.9 million and $9.0 million, respectively. Investing activities in fiscal 2006, 2005, and 2004 also included new investments in privately held companies of $9.3 million, $0.4 million and $0.9 million, respectively. We received $0.1 million, $0.3 million, and $1.1 million in proceeds from sales of investments in fiscal 2006, 2005, and 2004, respectively. Under a split dollar insurance arrangement with our CEO entered in May 2000, we paid total premiums of $10.2 million, including $0.2 million and $3.9 million for fiscal years 2005, and 2004, respectively. In April 2005, our CEO reimbursed us $10.2 million for these premiums.

Cash provided by financing activities was $42.8 million in fiscal 2006 as compared to cash used in financing activities of $12.1 million and $54.6 million in fiscal 2005 and fiscal 2004, respectively. During fiscal 2006, 2005 and 2004, we repurchased 17.4 million, 7.7 million and 6.9 million shares of common stock at a total of $488.9 million, $192.9 million and $136.2 million, respectively. Other financing activities provided $232.7 million, $181.9 million, and $81.5 million in fiscal 2006, 2005, and 2004, respectively, which related to sales of common stock from employee stock transactions. Pursuant to the provisions of our Stock Option plans, we allowed optionees to satisfy withholding tax obligations by electing to have us withhold from the shares to be issued upon exercise of a restricted stock the equivalent shares having a fair market value equal to $1.1 million in withholding taxes in both fiscal 2006 and fiscal 2005 to cover for federal, state, and local withholding taxes. During fiscal 2006, we borrowed $300.0 million to fund the repatriation in cash from foreign earnings and investments under the Jobs Act.

The change in cash flows from financing activities was primarily due to the effects of higher common stock repurchases partially offset by proceeds from issuance of common stock under employee programs compared to the same periods in the prior year. Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flows resulting from the issuance of common stock related to employee participation in employee stock programs will vary.

Stock Repurchase Program

Through April 30, 2006, the Board of Directors had authorized the repurchase of up to $650.0 million in shares of our outstanding common stock. At April 30, 2006, $405.7 million remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

Other Sources and Uses of Cash and Tax Opportunities

The Jobs Act created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. During the fourth quarter of fiscal 2006, we repatriated $405.5 million of accumulated foreign earnings and recorded a $22.5 million federal and state income tax liability upon the remittance of these foreign earnings.

For fiscal 2006, 2005, and 2004, we recorded tax benefits, in the form of reduced payments, of $42.2 million, $27.8 million, and $49.5 million, respectively, associated with disqualifying dispositions of employee stock options. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Debt

In March 2006, we received proceeds of the term loans totaling $300.0 million to finance a dividend under the Jobs Act. (See Note 6). The loan repayments of $166.2 million and $133.8 million are due in fiscal 2007 and 2008, respectively. This debt was collateralized by restricted investments totaling $241.2 million, as well as certain foreign receivables. In accordance with the payment terms of the loan agreement, interest payments will be approximately $12.4 million and $4.1 million in fiscal 2007 and 2008, respectively. As of April 30, 2006, we are in compliance with the liquidity and leverage ratio as required by the Loan Agreement with the lenders.

Contractual Cash Obligations and Other Commercial Commitments

The following summarizes our contractual cash obligations and commercial commitments at April 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Contractual Obligations:
Office operating lease payments(1)	$15,466	$15,630	$14,942	$12,026	$9,703	$20,934	$88,701
Real estates lease payments(2)	—	1,252	2,147	2,147	2,147	35,766	43,459
Equipment operating lease payments(3)	7,215	6,534	4,083	50	6	—	17,888
Venture capital funding commitments(4)	381	368	356	343	331	21	1,800
Capital expenditures(5)	10,684	—	—	—	—	—	10,684
Communications and maintenance(6)	9,098	5,956	2,072	419	1	—	17,546
Restructuring charges(7)	806	579	603	637	379	—	3,004
Debt(8)	178,633	137,895	—	—	—	—	316,528

Total Contractual Cash Obligations	$222,283	$168,214	$24,203	$15,622	$12,567	$56,721	$499,610

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

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Other Commercial Commitments:
Letters of credit(9)	$1,471	$—	$—	$—	$—	$337	$1,808

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property under operating leases throughout the U.S. and internationally, which expire through fiscal 2015. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options or if we were to enter into additional operating lease agreements. Sublease income of $0.03 million has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (7) below.

(2)	On December 16, 2005, we entered into financing, construction and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. This arrangements requires us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38.5 million. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (5.58% at April 30, 2006) on the cost of the facilities. We expect to begin paying lease payments on the completed buildings on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: we may (i) purchase the building from BNP for $38.5 million, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32.7 million, and be liable for any deficiency between the net proceeds received from the third party and $32.7 million, or (iii) pay BNP a supplemental payment of $32.7 million, in which event, we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing 2 year period.

Included in the above contractual cash obligations are (a) lease commitments of $1.3 million in fiscal 2008, $2.1 million in each of the fiscal years 2009, 2010, 2011, 2012 and $0.9 million in fiscal 2013, which are based on the LIBOR rate at April 30, 2006 for a term of 5 years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $32.7 million in the event that we elect not to purchase or arrange for a sale of the building.

The lease also requires us to maintain specified financial covenants with which we were in compliance as of April 30, 2006. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

(3)	Equipment operating leases include servers and IT equipment used in our Engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	These amounts are included on our Consolidated Balance Sheets under Other accrued liabilities and Long-term Obligations, which is comprised of committed lease payments and operating expenses net of committed sublease income.

(8)	Included in these amounts are $300.0 million loan on our Consolidated Balance Sheets under Current portion of long-term debt and Long-term Debt. This amount also includes estimated interest payments of $12.4 million and $4.1 million for fiscal 2007 and 2008, respectively.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

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

Off-Balance Sheet Arrangements

As of April 30, 2006, our financial guarantees of $1.8 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign lease.

As of April 30, 2006, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $345.1 million. We do not believe that these derivatives present significant credit risks because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

We have entered into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB, Interpretation 45, of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Guarantees” in footnote 15 for further discussion of these indemnification agreements.

We have commitments related to a lease arrangement with BNP for approximately 190,000 square feet of office space to be located on land currently owned by us in Sunnyvale, California (as further described above under “Contractual Cash Obligations and Other Commercial Commitments”). We have evaluated our accounting for this lease under the provisions of FIN 46R, and have determined the following:

•	BNP is a leasing company for BNP Paribas in the U.S. BNP is not a “special purpose entity” organized for the sole purpose of facilitating the lease to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent BNP Paribas. Therefore, we are not the primary beneficiary of BNP as we do not absorb the majority of BNP’s expected losses or expected residual returns; and

•	BNP has represented in the Closing Agreement (filed as Exhibit 10.40) that the fair value of the property leased to us by BNP is less than half of the total of the fair values of all assets of BNP, excluding any assets of BNP held within a silo. Further, the property leased to Network Appliance is not held within a silo. The definition of “held within a silo” means that BNP has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through non-recourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNP at risk for the repayment of such funds.

Accordingly, under the current FIN 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Assuming this transaction will continue to meet the provisions of FIN 46R as new standards evolve over time, our future minimum lease payments under this real estates lease will amount to a total of $43.5 million reported under our Note 4 “Commitments and Contingencies”.

As of April 30, 2006, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We also do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in or relationship with, any special purpose entities.

Liquidity and Capital Resource Requirements

Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, accounts receivable and inventories and future demand for our products and related pricing. We expect to incur higher capital expenditures in the near future to expand our operations. We will from time to time acquire products and businesses complementary to our business. In the future, we may continue to repurchase our common stock, which would reduce cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations.

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

Market Interest and Interest Income Risk

Interest and Investment Income — As of April 30, 2006, we had available-for-sale investments of $1,102.8 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available for sale. These highly liquid investments, consisting primarily of government, municipal, corporate debt, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10% increase in market interest rates from levels at April 30, 2006, would cause the fair value of these short-term investments to decline by approximately $3.5 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Lease Commitments — As of April 30, 2006, we have arrangements with BNP to lease our land for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38.5 million. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread. We expect to pay lease payments on the completed buildings from BNP on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. A hypothetical 10% increase in market interest rates from levels at April 30, 2006, would increase our total lease payments under the initial 5-year term by approximately $0.9 million. We do not currently hedge against market interest rate increases. As cash from operating cash flows are invested in a higher interest rate environment, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant increase in market interest rate.

Debt Obligation — We have an outstanding variable rate term loan totaling $300.0 million as of April 30, 2006. Under terms of these arrangements, we expect to pay interest payments at LIBOR plus a spread. Due to the short-term nature of these debt arrangements, a hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next two fiscal years. We do not currently use derivatives to manage interest rate risk.

Equity securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. Accordingly, we could lose all or part of our investment. Our investments in non-marketable equity securities had a carrying amount of $11.0 million as of April 30, 2006 and $1.8 million as of April 30, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Income.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at April 30, 2006, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 30, 2006 (in thousands):

			Notional	Notional
		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
CAD	Sell	13,493	$12,072	$12,065
CHF	Sell	2,984	$2,414	$2,414
ILS	Sell	15,151	$3,374	$3,373
ZAR	Sell	26,673	$4,403	$4,403
EUR	Sell	145,804	$183,852	$184,716
GBP	Sell	45,292	$82,258	$82,614
AUD	Buy	13,866	$10,509	$10,508
JPY	Buy	236,841	$2,092	$2,093
DKK	Buy	10,864	$1,841	$1,841
NOK	Buy	6,139	$999	$999
SEK	Buy	15,707	$2,141	$2,142
EUR	Buy	12,092	$15,156	$15,322
GBP	Buy	2,851	$5,129	$5,201
Option contracts:
EUR	Sell	10,000	$12,655	$12,778
GBP	Sell	2,500	$4,559	$4,598

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 30, 2005 (in thousands):

			Notional	Notional
		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
CAD	Sell	9,612	$7,631	$7,631
CHF	Sell	3,454	$2,890	$2,890
ILS	Sell	9,136	$2,092	$2,092
ZAR	Sell	16,405	$2,682	$2,682
EUR	Sell	90,856	$117,233	$117,113
GBP	Sell	21,087	$40,063	$40,111
AUD	Buy	9,283	$7,234	$7,233
DKK	Buy	5,988	$1,036	$1,036
SEK	Buy	17,752	$2,502	$2,502
EUR	Buy	8,759	$11,298	$11,284
GBP	Buy	2,357	$4,481	$4,484
Option contracts:
EUR	Sell	7,000	$9,020	$9,124
GBP	Sell	1,500	$2,857	$2,881

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Appliance, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and its subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income (loss) for each of the three years in the period ended April 30, 2006. Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and its subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/     DELOITTE & TOUCHE LLP

San Jose, California
July 11, 2006

NETWORK APPLIANCE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$461,256	$193,542
Short-term investments	861,636	976,423
Accounts receivable, net of allowances of $2,380 in 2006 and $5,445 in 2005	415,295	296,885
Inventories	64,452	38,983
Prepaid expenses and other assets	43,536	30,773
Short-term restricted cash and investments	138,539	1,699
Deferred income taxes	48,496	37,584

Total current assets	2,033,210	1,575,889
Property and Equipment, net	513,193	418,749
Goodwill	487,535	291,816
Intangible Assets, net	75,051	21,448
Long-Term Restricted Cash and Investments	108,371	2,361
Other Assets	43,605	62,384

	$3,260,965	$2,372,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$166,211	$—
Accounts payable	101,278	83,572
Income taxes payable	51,577	20,823
Accrued compensation and related benefits	129,636	100,534
Other accrued liabilities	69,073	53,262
Deferred revenue	399,388	261,998

Total current liabilities	917,163	520,189
Long-Term Debt	133,789	—
Long-Term Deferred Revenue	282,149	187,180
Long-Term Obligations	4,411	4,474

	1,337,512	711,843

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; shares outstanding: none in 2006 and 2005	—	—
Common stock, $0.001 par value; 885,000 shares authorized:
shares issued: 407,994 in 2006 and 381,509 in 2005	408	381
Additional paid-in capital	1,872,962	1,347,352
Deferred stock compensation	(49,266)	(15,782)
Treasury stock (31,996 shares in 2006, 14,566 shares in 2005)	(817,983)	(329,075)
Retained earnings	928,430	661,978
Accumulated other comprehensive loss	(11,098)	(4,050)

Total stockholders’ equity	1,923,453	1,660,804

	$3,260,965	$2,372,647

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended April 30,
	2006	2005	2004

Revenues
Product	$1,577,435	$1,260,611	$944,902
Software subscriptions	239,139	169,726	113,302
Service	249,882	167,794	112,106

Total revenues	2,066,456	1,598,131	1,170,310

Cost of Revenues
Cost of product	623,564	486,383	370,271
Cost of software subscriptions	1,382	1,497	1,209
Cost of service	185,049	135,203	94,309

Total cost of revenues	809,995	623,083	465,789

Gross margin	1,256,461	975,048	704,521

Operating Expenses:
Sales and marketing	595,154	466,032	349,490
Research and development	242,988	171,049	131,856
General and administrative	91,852	76,903	54,550
Acquired in-process research and development	5,000	—	4,940
Stock compensation(1)	13,293	8,148	3,895
Restructuring charges (recoveries)	(117)	(271)	1,327

Total operating expenses	948,170	721,861	546,058

Income from Operations	308,291	253,187	158,463
Other Income (Expenses), net:
Interest income	41,519	24,249	13,704
Interest expense	(1,283)	(97)	(292)
Other income (expenses), net	1,644	(1,152)	(2,168)
Net gain on investments	101	41	747

Total other income, net	41,981	23,041	11,991

Income Before Income Taxes	350,272	276,228	170,454
Provision for Income Taxes	83,820	50,474	18,367

Net Income	$266,452	$225,754	$152,087

Net Income per Share:
Basic	$0.72	$0.63	$0.44

Diluted	$0.69	$0.59	$0.42

Shares Used in per Share Calculations:
Basic	371,061	361,009	346,965

Diluted	388,381	380,412	366,195

(1) Stock compensation includes:
Sales and marketing	$3,986	$2,168	$1,640
Research and development	8,342	5,251	1,746
General and administrative	965	729	509

	$13,293	$8,148	$3,895

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended April 30,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$266,452	$225,754	$152,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,679	54,459	53,052
Acquired in-process research and development	5,000	—	4,940
Amortization of intangible assets	16,136	9,332	4,898
Amortization of patents	1,982	1,833	1,503
Stock compensation	13,293	8,148	3,895
Net gain on investments	(101)	(70)	(941)
Loss on disposal of equipment	1,381	1,990	291
Allowance for doubtful accounts (reduction)	46	1,110	(259)
Deferred income taxes	1,545	6,321	(21,446)
Deferred rent	669	294	301
Changes in assets and liabilities:
Accounts receivable	(116,816)	(103,352)	(40,078)
Inventories	(46,247)	(14,996)	(9,975)
Prepaid expenses and other assets	(12,964)	(2,336)	(10,571)
Accounts payable	17,405	30,460	11,714
Income taxes payable	72,669	32,541	35,000
Accrued compensation and related benefits	28,353	33,828	22,722
Other accrued liabilities	8,571	7,369	1,608
Deferred revenue	233,229	169,433	104,271

Net cash provided by operating activities	554,282	462,118	313,012

Cash Flows from Investing Activities:
Purchases of investments	(1,029,412)	(872,237)	(1,050,915)
Redemptions of investments	900,863	605,426	859,259
Increase in restricted cash	(1,678)	—	—
Purchase of patents	—	(895)	(9,015)
Purchases of property and equipment	(132,915)	(93,568)	(48,675)
Purchases of equity securities	(9,275)	(425)	(925)
Proceeds from sales of investments	130	347	1,113
Proceeds from disposal of property and equipment	32	—	123
Payments for split-dollar insurance premiums	—	(183)	(3,912)
Reimbursements for split-dollar insurance premiums	—	10,227	—
Purchase of businesses, net of cash acquired	(53,747)	—	(6,841)

Net cash used in investing activities	(326,002)	(351,308)	(259,788)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	232,745	181,922	81,548
Proceeds from debt	300,000	—	—
Tax withholding payments reimbursed by restricted stock	(1,062)	(1,122)	—
Repurchases of common stock	(488,908)	(192,903)	(136,172)

Net cash provided by (used in) financing activities	42,775	(12,103)	(54,624)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,341)	2,507	1,862

Net Increase in Cash and Cash Equivalents	267,714	101,214	462
Cash and Cash Equivalents:
Beginning of year	193,542	92,328	91,866

End of year	$461,256	$193,542	$92,328

See notes to consolidated financial statements.

NETWORK APPLIANCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock			Treasury Stock				Accumulated
			Additional			Deferred		Other
			Paid-in		Treasury	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balances, April 30, 2003	340,668	$341	$704,338	—	$—	$(1,363)	$284,137	$(96)	$987,357
Components of comprehensive income:
Net income	—	—	—	—	—	—	152,087	—	152,087
Currency translation adjustment	—	—	—	—	—	—	—	2,440	2,440
Unrealized gain on derivatives	—	—	—	—	—	—	—	341	341
Unrealized loss on investments, net	—	—	—	—	—	—	—	(2,063)	(2,063)

Total comprehensive income									152,805
Issuance of common stock related to employee transactions	11,170	11	81,537	—	—	—	—	—	81,548
Issuance of restricted stock	120	—	—	—	—	—	—	—	—
Issuance of common stock to acquire Spinnaker Networks, Inc.	12,377	12	259,666	—	—	—	—	—	259,678
Repurchase of common stock	—	—	—	(6,853)	(136,172)	—	—	—	(136,172)
Deferred stock compensation	—	—	2,725	—	—	(2,725)	—	—	—
Assumption of options in connection with Spinnaker acquisition	—	—	43,094	—	—	(25,892)			17,202
Amortization of deferred stock compensation	—	—	—	—	—	3,397	—	—	3,397
Reversal of deferred stock compensation due to employee terminations	—	—	(3,235)	—	—	3,235	—	—	—
Stock compensation expense — nonemployee	—	—	498	—	—	—	—	—	498
Income tax benefit from employee stock transactions	—	—	49,535	—	—	—	—	—	49,535

Balances, April 30, 2004	364,335	$364	$1,138,158	(6,853)	$(136,172)	$(23,348)	$436,224	$622	$1,415,848
Components of comprehensive income:
Net income	—	—	—	—	—	—	225,754	—	225,754
Currency translation adjustment	—	—	—	—	—	—	—	81	81
Unrealized gain on derivatives	—	—	—	—	—	—	—	(201)	(201)
Unrealized loss on investments, net	—	—	—	—	—	—	—	(4,552)	(4,552)

Total comprehensive income									221,082
Issuance of common stock related to employee transactions	17,111	17	181,905	—	—	—	—	—	181,922
Issuance of restricted stock	10	—	—	—	—	—	—	—	—
Spinnaker restricted stock units exercises	98	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(37)	—	(1,122)	—	—	—	—	—	(1,122)
Repurchase of common stock	—	—	—	(7,713)	(192,903)	—	—	—	(192,903)
Repurchase of Spinnaker restricted stock units	(3)	—	—	—	—	—	—	—	—
Repurchase of restricted stock	(5)	—	—	—	—	—	—	—	—
Deferred stock compensation	—	—	1,401	—	—	(1,401)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	7,720	—	—	7,720
Reversal of deferred stock compensation due to employee terminations	—	—	(1,247)	—	—	1,247	—	—	—
Stock compensation expense — nonemployee	—	—	428	—	—	—	—	—	428
Income tax benefit from employee stock transactions	—	—	27,829	—	—	—	—	—	27,829

Balances, April 30, 2005	381,509	$381	$1,347,352	(14,566)	$(329,075)	$(15,782)	$661,978	$(4,050)	$1,660,804
Components of comprehensive income:
Net income	—	—	—	—	—	—	266,452	—	266,452
Currency translation adjustment	—	—	—	—	—	—	—	(914)	(914)
Unrealized gain on derivatives	—	—	—	—	—	—	—	(4,271)	(4,271)
Unrealized loss on investments, net	—	—	—	—	—	—	—	(1,863)	(1,863)

Total comprehensive income									259,404
Issuance of common stock related to employee transactions	18,081	18	232,726	—	—	—	—	—	232,744
Spinnaker restricted stock units exercises	98	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(34)	—	(1,062)	—	—	—	—	—	(1,062)
Repurchase of common stock	—	—	—	(17,430)	(488,908)	—	—	—	(488,908)
Repurchase of restricted stock	(15)	—	—	—	—	—	—	—	—
Issuance of common stock to acquire Decru, Inc.	8,270	9	191,865	—	—	—	—	—	191,874
Assumption of options in connection with Decru	—	—	36,142	—	—	(18,549)	—	—	17,593
Assumption of options in connection with Alacritus	—	—	2,314	—	—	(1,199)	—	—	1,115
Deferred stock compensation	85	—	29,855	—	—	(29,855)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	13,233	—	—	13,233
Reversal of deferred stock compensation due to employee terminations	—	—	(2,886)	—	—	2,886	—	—	—
Stock compensation expense — nonemployee	—	—	60	—	—	—	—	—	60
Income tax benefit from employee stock transactions	—	—	36,596	—	—	—	—	—	36,596

Balances, April 30, 2006	407,994	$408	$1,872,962	(31,996)	$(817,983)	$(49,266)	$928,430	$(11,098)	$1,923,453

See notes to consolidated financial statement

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data)

1.	The Company

Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992 and reincorporated in Delaware in November 2001. Network Appliance, Inc. (“we” or “the Company”) is a leading supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data. Network Appliance solutions are the data management and storage foundation for many of the world’s leading corporations and government agencies.

2.	Significant Accounting Policies

Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying consolidated financial statements that our fiscal year end is April 30. Fiscal 2006 and 2005 were 52-week fiscal years. Fiscal 2004 was 53-week fiscal year.

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

Cash and Cash Equivalents — We consider all highly liquid debt investments with original maturities of three months or less to be cash equivalents at time of purchase.

Available-for-Sale Investments — Available-for-sale investments with original maturities of greater than three months are classified as short-term investments as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. All of our investments are classified as available-for-sale, are carried at fair market value, and unrealized gains or losses are recorded, net of taxes in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. The fair value of our available-for-sale investment reflected in the Consolidated Balance Sheets was $1,102,787 and $976,423 as of April 30, 2006 and 2005, respectively.

Restricted Investments — We have available-for-sale investments that are pledged as collateral pursuant to the Loan agreement entered into with JPMorgan Chase Bank. These investments are classified as short-term and long-term restricted investment in our Consolidated Balance Sheets in accordance with the investment maturity and loan repayment schedule.

Investments in Nonpublic Companies — We have certain investments in nonpublicly traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence and accordingly, we account for these investments under the cost method. As of April 30, 2006 and 2005, $11,020 and $1,837 of these investments are included in other long-term assets on the balance sheet and are carried at cost. We perform periodic reviews of our investments for impairment.

Other-than-temporary Impairment — All of our available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including, revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities and general market conditions in the investees’ industry.

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

Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. The land at the Sunnyvale headquarters site and Research Triangle Park (RTP), North Carolina are not depreciated but are reviewed for impairment similar to our review of goodwill and intangible assets discussed below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Building improvements are amortized over the estimated lives of the assets, which generally range from 10 to 40 years. Construction in progress will be amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

We review the carrying values of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the asset.

Goodwill and Purchased Intangible Assets — Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. We recorded goodwill and identifiable intangibles related to the acquisitions and evaluate these items for impairment on an annual basis, or sooner if events or changes in circumstances indicate that carrying values may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required. We performed an annual impairment test of goodwill on February 24, 2006 and February 25, 2005, respectively, and found no impairment.

Purchased intangible assets include patents, trademarks, tradenames, customer contracts/relationships and covenants not to compete, which are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over estimated useful lives of the assets, which generally range from 18 months to five years. See Note 14 “Goodwill and Purchased Intangible Assets.”

Revenue Recognition and Allowance — We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and related interpretations to our product sales because we believe our firmware and operating software are essential to the functionality of our hardware products. We recognize revenue when:

•	Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers, or distributors.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Delivery has Occurred. Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin. We typically do not allow for restocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The Fee is Fixed or Determinable. Arrangements with payment terms extending beyond our standard terms, conditions and practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

For arrangements with multiple elements, we allocate revenue to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on vendor specific objective evidence of fair value of the undelivered items. When the undelivered elements include non-software related items that are only sold as a bundle with software related items, this allocation is based on objective and reliable evidence of fair value, in accordance with EITF 00-21. We defer the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

A typical arrangement includes product, software subscription, and maintenance. Some arrangements include technical consulting and training. Software subscriptions represent the right to unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Service maintenance includes contracts for technical support and hardware maintenance. Revenue from software subscriptions and service maintenance is recognized ratably over the contractual term, generally one to three years. We typically sell technical consulting services and training separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects. The type of work that is performed is not essential to the functionality of the software or hardware. Accordingly, we recognize revenue as the services are performed and in accordance with EITF 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Revenue from hardware installation services is a non-software deliverable because the software is not essential to the functionality of the installation service and is therefore outside of the scope of SOP 97-2. Revenue from shipping and handling is included in product revenue and its related cost included in cost of product revenue.

In prior years, software subscriptions revenue was included as a part of product revenue and disclosed separately in our footnotes. Beginning in fiscal 2006, this revenue and its related cost of revenue have been separately disclosed in our income statements, and prior periods have been revised to reflect this presentation.

We record reductions to revenue for estimated sales returns at the time of shipment. These estimates are based on historical sales returns, changes in customer demand, and other factors. If actual future returns and allowances differ from past experience, additional allowances may be required.

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for doubtful accounts as of April 30, 2006 was $2,380, compared to $5,445 as of April 30, 2005. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenues — Deferred revenues consist primarily of amounts related to software subscriptions and other service arrangements.

Software Development Costs — The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed.” Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented. In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design, and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of our systems, as well as consulting costs. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally three years. We did not capitalize any software development costs in fiscal 2006 and 2005.

Income Taxes — Deferred income tax assets and liabilities are provided for temporary differences that will result in future tax deductions or income in future periods, as well as the future benefit of tax credit carryforwards. A valuation allowance reduces tax assets to their estimated realizable value. In years prior to fiscal 2006, U.S. income taxes were not provided on that portion of unremitted earnings of foreign subsidiaries that were expected to be reinvested indefinitely. The Jobs Act created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. During the fourth quarter of fiscal 2006, we repatriated $405.5 million of accumulated foreign earnings and recorded a $22.5 million federal and state income tax liability upon the remittance of those foreign earnings.

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

Derivative Instruments — We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged items through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. For all periods presented, realized gains and losses on ineffective portion of the hedge were not material.

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

Balance Sheet.  We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. In fiscal 2006, net gains generated by hedged assets and liabilities totaled $3,505, which were offset by losses on the related derivative instruments of $1,681. In fiscal 2005, net gains generated by hedged assets and liabilities totaled $4,312, which were offset by losses on the related derivative instruments of $5,933. In fiscal 2004, net gains generated by hedged assets and liabilities totaled $7,265, which were offset by losses on the related derivative instruments of $10,115.

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

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For fiscal years 2006, 2005 and 2004, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2006, 2005 and 2004.

As of April 30, 2006 the notional fair values of foreign exchange forward and foreign currency option contracts totaled $345,067.

We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes.

Use of Estimates — The preparation of the consolidated financial statements and related disclosures are in conformity with accounting principles generally accepted in the United States of America requires management to establish accounting policies which contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk and Allowance for Doubtful Accounts  — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. Cash, cash equivalents, and short-term investments consist primarily of U.S. government agencies, corporate bonds, auction-rate securities and municipal bonds, cash accounts held at various banks, and money market funds held at several financial institutions. We sell our products primarily to large organizations in different industries and geographies. Credit risk is mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

Comprehensive Income — Comprehensive income is defined as the change in equity during a period from nonowner sources. Comprehensive income for the years ending April 30, 2006, 2005 and 2004 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income (loss).

The components of accumulated other comprehensive income (loss) at April 30, were as follows:

	2006	2005	2004

Accumulated translation adjustments	$367	$1,283	$1,202
Accumulated unrealized gain (loss) on derivatives	(1,751)	111	312
Accumulated unrealized loss on available-for-sale investments	(9,714)	(5,444)	(892)

Total accumulated other comprehensive income (loss)	$(11,098)	$(4,050)	$622

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Years Ended April 30
	2006	2005	2004

Net Income	$266,452	$225,754	$152,087

Shares (Denominator):
Weighted average common shares outstanding	371,544	361,514	347,134
Weighted average common shares outstanding subject to repurchase	(483)	(505)	(169)

Shares used in basic computation	371,061	361,009	346,965
Weighted average common shares outstanding subject to repurchase	483	505	169
Diluted effect of stock options	16,837	18,898	19,061

Shares used in diluted computation	388,381	380,412	366,195

Net Income per Share:
Basic	$0.72	$0.63	$0.44

Diluted	$0.69	$0.59	$0.42

At April 30, 2006, 2005 and 2004, 8,831, 15,994, and 19,794 shares of common stock options with a weighted average exercise price of $65.34, $52.81, and $47.16 respectively, were excluded from the diluted net income per share computation, as their exercise prices were greater than the average market price of the common shares for the periods presented and would therefore be antidilutive.

Stock-Based Compensation — We account for stock-based compensation in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various option plans described under Note 7. We amortize deferred stock-based compensation ratably over the vesting periods of the applicable stock purchase rights, restricted stocks, and stock options, generally four years. Deferred stock compensation under APB No. 25 and pro forma net income (loss) under the provisions of SFAS No. 123 are adjusted to reflect cancellations and forfeitures due to employee terminations as they occur.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would be as follows:

	Years Ended April 30,
	2006	2005	2004

Net income as reported	$266,452	$225,754	$152,087
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	7,976	4,607	2,038
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(98,762)	(81,745)	(94,152)

Pro forma net income	$175,666	$148,616	$59,973

Basic net income per share, as reported	$0.72	$0.63	$0.44

Diluted net income per share, as reported	$0.69	$0.59	$0.42

Basic net income per share, pro forma	$0.47	$0.41	$0.17

Diluted net income per share, pro forma	$0.45	$0.39	$0.16

The fair values of each option grant and shares purchased were estimated on the date of grant using the Black-Scholes option pricing model and were not remeasured as a result of subsequent stock price fluctuations. The following assumptions were used:

	Stock Option Plans			Employee Stock Purchase Plan
	Years Ended April 30,			Years Ended April 30,
	2006	2005	2004	2006	2005	2004

Expected Life (in years)	3.85	3.74	3.42	0.50	0.50	0.50
Risk-free interest rate	4% - 5%	3% - 4%	2%	3% - 5%	1% - 3%	1%
Volatility	66% - 69%	70% - 73%	74% - 77%	66% - 69%	70% - 73%	74% - 77%
Expected dividend	—	—	—	—	—	—

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows — Supplemental cash flows and noncash investing and financing activities are as follows:

	Years Ended April 30
	2006	2005	2004

Supplemental Cash Flows Information:
Income taxes paid	$13,730	$13,284	$14,566
Income tax refund	4,262	12,399	13,812
Interest expense paid	1,239	97	292
Noncash Investing and Financing Activities:
Conversion of evaluation inventory to equipment	21,918	10,122	7,892
Deferred stock compensation, net of reversals	26,968	154	25,382
Income tax benefit from employee stock transactions	36,596	27,829	49,535
Acquisition of property and equipment on account	4,618	—	—
Reclassification of restricted investments	241,152	—	—
Stock issued for acquisition	191,874	—	259,518
Options assumed for acquired business	38,456	—	43,094
Interest accrued for debt	44	—	—
Goodwill adjustment related to acquisitions	3,553	—	—

Recently Issued Accounting Standards — In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP 115-1 shall be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP 115-1 for fiscal years beginning after May 1, 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In June 2005, the FASB issued SFAS No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (SFAS No. 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of Statement SFAS No. 123R, “Share-Based Payments” (SFAS No. 123R) (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R.

In November 2005, the FASB issued FSP FAS 123R-3, Transition Election and Accounting for Tax Effects.  The guidance provides a simplified method to calculate the Additional Paid-In Capital (APIC) pool for beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon the adoption of SFAS No. 123R beginning on May 1, 2006. In addition, this FSP addresses that when the alternative APIC pool calculation is used, tax benefits related to certain employee awards should be included as a cash flow from financing activities and a cash outflow from operating activities within the statements of cash flows. The FSP allows companies up to one year from the later of the adoption date of SFAS No. 123R or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. We are in the process of evaluating the impact of the new method provided by this guidance.

SFAS No. 123R and its related guidance permits public companies to adopt its requirements using one of two methods: modified prospective method or modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We will recognize in our results of operations the compensation cost for stock-based awards issued after April 30, 2006 on a straight-line basis over the requisite service period for the entire award. For stock-based awards issued prior to May 1, 2006, we amortized the related compensation costs using the graded-vesting method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options as grant date value equals fair value. The adoption of the SFAS No. 123R fair value method will have a significant impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The pre-tax balance of unearned stock-based compensation to be expensed in the period fiscal 2007 through 2010 related to share-based awards unvested as of April 30, 2006, as previously calculated under the disclosure-only requirements of SFAS No. 123, is approximately $241,000. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate that we will grant additional employee stock options and restricted stock units in fiscal 2007. The fair value of these grants cannot be predicted with certainty at this time due to the fact that the expense amount will depend on the timing of new grants, the number of new grants, changes in the market price or the volatility of our common stock. However, we currently estimate that the impact on our first fiscal quarter will be between $0.07 — $0.09 per share. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. We are not aware of any other changes in business practices and do not expect any violations of debt covenants due to the adoption of SFAS No. 123R.

3.	Balance Sheet Components

Short-term investments

The following is a summary of investments at April 30, 2006:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$325,608	$1	$—	$325,609
Municipal bonds	5,024	—	65	4,959
Corporate securities	4,945	—	3	4,942
Corporate bonds	469,135	9	5,339	463,805
U.S. government agencies	286,983	—	3,812	283,171
U.S. Treasuries	20,189	—	386	19,803
Money market funds	472,722	17	114	472,625

Total debt and equity securities	1,584,606	27	9,719	1,574,914
Less cash equivalents	472,224	17	114	472,127
Less short-term restricted investments	138,215	—	1,507	136,708	(1)
Less long-term restricted investments	106,616	—	2,173	104,443	(1)

Short-term investments	$867,551	$10	$5,925	$861,636

The following is a summary of investments at April 30, 2005:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$145,803	$—	$—	$145,803
Municipal bonds	22,280	—	64	22,216
Corporate securities	29	21	—	50
Corporate bonds	441,484	25	4,119	437,390
U.S. government agencies	354,108	17	3,124	351,001
U.S. Treasuries	20,187	—	224	19,963
Money market funds	125,762	—	—	125,762

Total debt and equity securities	1,109,653	63	7,531	1,102,185
Less cash equivalents	125,762	—	—	125,762

Short-term investments	$983,891	$63	$7,531	$976,423

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Additional restricted cash of $1,831 and $3,928 are included in short-term and long-term restricted cash and investments, respectively in the accompanying Consolidated Balance Sheets.

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income which have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2006.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Municipal bonds	$4,019	$(41)	$940	$(24)	$4,959	$(65)
Corporate Securities	4,942	(3)	—	—	4,942	(3)
U.S. Treasuries	9,969	(130)	9,834	(256)	19,803	(386)
U.S. Government Agencies	169,401	(2,139)	113,770	(1,673)	283,171	(3,812)
Corporate bonds	252,504	(1,678)	195,531	(3,661)	448,035	(5,339)

Total	$440,835	$(3,991)	$320,075	$(5,614)	$760,910	$(9,605)

The unrealized losses on these investments were primarily due to interest rate fluctuations. We have the ability to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired at April 30, 2006.

Inventories

	2006	2005

Purchased components	$17,231	$15,784
Work-in-process	744	686
Finished goods	46,477	22,513

	$64,452	$38,983

Property and Equipment

	April 30,		Depreciation Life
	2006	2005	(Years)

Land	$163,581	$163,245
Buildings and building improvements	186,229	121,568	10 - 40
Leasehold improvements	32,113	22,086	3 - 5
Computers, related equipment and purchased software	298,703	243,482	3
Furniture	35,223	23,795	5
Construction-in-progress	42,758	51,840

	758,607	626,016
Accumulated depreciation and amortization	(245,414)	(207,267)

	$513,193	$418,749

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Commitments and Contingencies

The following summarizes our commitments and contingencies at April 30, 2006, and the effect such obligations may have on our future periods:

	2007	2008	2009	2010	2011	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$15,466	$15,630	$14,942	$12,026	$9,703	$20,934	$88,701
Real estates lease payments(2)	—	1,252	2,147	2,147	2,147	35,766	43,459
Equipment operating lease payments(3)	7,215	6,534	4,083	50	6	—	17,888
Venture capital funding commitments(4)	381	368	356	343	331	21	1,800
Capital expenditures(5)	10,684	—	—	—	—	—	10,684
Communications and maintenance(6)	9,098	5,956	2,072	419	1	—	17,546

Total Contractual Cash Obligations	$42,844	$29,740	$23,600	$14,985	$12,188	$56,721	$180,078

	2007	2008	2009	2010	2011	Thereafter	Total

Other Commercial Commitments:
Letters of credit(7)	$1,471	$—	$—	$—	$—	$337	$1,808

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These offices are leased under operating leases which expire through fiscal 2015. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options or if we were to enter into additional operating lease agreements. Sublease income of $30 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude lease payments which are accrued as part of our 2002 restructurings (see Note 13) and include only rent lease commitments that are over one year. Total rent expense for all facilities was $18,787, $18,595, and $15,405 for the years ended April 30, 2006, 2005, and 2004, respectively. Rent expense under our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued liabilities or long-term obligations in the accompanying Consolidated Balance Sheets.

(2)	On December 16, 2005, we entered into financing, construction and leasing arrangements with BNP Paribas LLC (“BNP”) for office space to be located on land currently owned by us in Sunnyvale, California. This arrangements requires us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38,500. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (5.58% at April 30, 2006) on the cost of the facilities. We expect to begin paying lease payments on the completed buildings on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: we may (i) purchase the building from BNP for $38,500, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32,725, and be liable for any deficiency

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the net proceeds received from the third party and $32,725, or (iii) pay BNP a supplemental payment of $32,725, in which event, we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing 2 year period.

Included in the above contractual cash obligations are (a) lease commitments of $1,252 in fiscal 2008, $2,147 in each of the fiscal years 2009, 2010, 2011, 2012 and $894 in fiscal 2013, which are based on the LIBOR rate at April 30, 2006 for a term of 5 years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $32,725 in the event that we elect not to purchase or arrange for a sale of the building.

The lease also requires us to maintain specified financial covenants with which we were in compliance as of April 30, 2006. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

(3)	Equipment operating leases include servers and IT equipment used in our Engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

From time to time, we have committed to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

We are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flows, operating results, or financial condition.

5.	Line of Credit

In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in December 2006, we must maintain various financial covenants, which we are in compliance. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender’s “prime” lending rate, such rate determined at our discretion. As of April 30, 2006, the amounts allocated under the credit facility to support certain of our outstanding letters of credit amounted to $1,471.

We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $325,000, of which $56,146 was available at April 30, 2006.

6.	Debt

On March 31, 2006, Network Appliance Global LTD., (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”), with the lenders and JPMorgan Chase Bank, National Association, as administrative agent. The following is a summary of the material terms of the loan agreement.

Structure:  The Loan Agreement provides for term loans available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The full amount of

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term loans was advanced at the closing. The proceeds of the term loans have been used to finance a dividend from Global to the Company under the American Job Creation Act (See Note 8).

Maturity, Amortization and Prepayment:  The Tranche A term loans are required to be paid upon the maturity of the investments securing the Tranche A term loans. The Tranche B term loans amortize over 8 quarters, commencing July 31, 2006. The Tranche A term loans and Tranche B term loans, together with accrued and unpaid interest, are due in full on the maturity date of March 31, 2008. Loan repayments of $166,211 and $133,789 are due in fiscal 2007 and in fiscal 2008, respectively. Global has the right to make prepayment on the loan without any premium or penalty by giving prior notice to the administrative agent.

Interest:  Interest on the Tranche A term loans accrues at a floating rate based on the base rate in effect from time to time, 5.125% at April 30, 2006, plus a margin of up to 0.125%. Interest on the Tranche B term loans accrues at a floating rate based on the base rate in effect from time to time plus a margin based on Global’s leverage ratio, ranging from 0.0% to 0.125%, or at Global’s election, at LIBOR plus a margin based on Global’s leverage ratio, ranging from 0.500% to 1.125%.

Interest on the term loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of LIBOR loans (or quarterly if the interest period is longer than three months).

Guarantees and Security:  The obligations of Global under the Loan Agreement are guaranteed by Global’s material subsidiaries, but not by the Company or any of its other direct subsidiaries. The Tranche A term loans are secured by certain investments totaling $241,152 held by Global and the Tranche B term loans are secured by a pledge of accounts receivable by Global’s subsidiary, Network Appliance B.V.

Covenants and Events of Default:  The Loan Agreement requires Global to comply with a liquidity ratio and, so long as any Tranche B term loans are outstanding, a leverage ratio. Additionally, the Loan Agreement contains affirmative covenants, including reporting requirements, covenants regarding conduct of business, payment of obligations, including taxes, maintenance of properties and insurance, inspection rights, compliance with applicable law and maintenance of collateral. Further, the Loan Agreement contains negative covenants limiting the ability of Global and its subsidiaries to, among other things, incur indebtedness, grant liens, sell assets, make certain acquisitions, enter into mergers, change their business, make investments, enter into swap agreements, pay dividends, enter into transactions with affiliates, enter into restrictive agreements and prepay or amend the terms of subordinated indebtedness. The events of default under the Loan Agreement include payment defaults, misrepresentations, breaches of covenants, cross defaults with certain other indebtedness, bankruptcy events, judgments, certain ERISA events and changes of control.

As of April 30, 2006, Global is in compliance with all debt covenants as required by the Loan Agreement.

7.	Stockholders’ Equity

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

Under the 1999 Plan, the Board of Directors may grant to employees, directors, and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest over a four-year period. Options will have a term of 10 years after the date of grant, subject to earlier termination upon the occurrence of certain events. In fiscal 2003, the 1999 Plan was amended to increase the share reserve by an additional 14,000 shares of common stock and effect certain changes to the Automatic Option Grant Program in effect for the nonemployee members of the Board of Directors. In fiscal 2004, the 1999 Plan was amended to create the Stock Issuance Program, whereby eligible individuals may be issued shares of common stock directly, either through the issuance or immediate purchase of these shares or as a bonus for services rendered. In fiscal 2005, the 1999 Plan was amended to increase the share reserve by an additional 10,200 shares of common stock; to create the Stock Appreciation Right Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in Fair Market Value of the shares; to create the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares and performance units that result in payment to the participant only if performance goals or other vesting criteria are achieved; and to prohibit the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. In fiscal 2006, the 1999 Plan was amended to increase the share reserve by an additional 10,600 shares of common stock and limit the number of shares that may be issued pursuant to full value awards that may be granted under the Stock Issuance Program or the Performance Share and Performance Unit Program.

There have been no repricings to date under any of the plans and no stock appreciation rights have been issued. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In fiscal 2006, we assumed various stock option plans in connection with our Alacritus and Decru acquisitions. Pursuant to the provisions of the merger agreements, outstanding shares were exchanged under certain exchange ratios in effect at the time of each merger. Options granted under these plans generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire not more than 10 years after the date of grant.

A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options
	Shares		Weighted
	Available		Average
	for	Number	Exercise
	Grant	of Shares	Price

Balances, April 30, 2003 (52,744 options exercisable at a weighted average exercise price of $18.97)	23,746	80,664	$19.79
Assumed Spinnaker options registered	2,942	—	—
Options granted (weighted average fair value of $8.54)	(7,884)	7,884	18.98
Assumed Spinnaker options issued (weighted average fair value of $18.08)	(1,376)	1,376	21.78
Assumed Spinnaker restricted stock units issued (weighted average fair value of $23.63)	(345)	345	—
Options exercised	—	(9,684)	6.79
Options expired	(33)	—	—
Options canceled	3,734	(3,734)	30.52

Balances, April 30, 2004 (54,923 options exercisable at a weighted average exercise price of $21.98)	20,784	76,851	20.78
Additional shares reserved for plan	10,200	—	—
Options granted (weighted average fair value of $13.28)	(12,012)	12,012	24.96
Restricted stock units granted (weighted average fair value of $21.00)	(57)	57	—
Options exercised	—	(15,513)	10.36
Spinnaker restricted stock units exercised (weighted average fair value of $23.63)	—	(98)	—
Options expired	(5)	—	—
Options canceled	2,986	(2,986)	31.79
Spinnaker restricted stock units canceled	18	(18)	—

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Outstanding Options
	Shares		Weighted
	Available		Average
	for	Number	Exercise
	Grant	of Shares	Price

Balances, April 30, 2005 (49,019 options exercisable at a weighted average exercise price of $24.38)	21,914	70,305	23.24
Additional shares reserved for plan	10,600	—	—
Options granted (weighted average fair value of $15.58)	(13,420)	13,420	30.31
Assumed Decru options registered	1,907	—	—
Assumed Alacritus options registered	79	—	—
Assumed Alacritus restricted stock units registered	43	—	—
Assumed Decru options issued (weighted average fair value of $17.40)	(1,907)	1,907	11.86
Assumed Alacritus options issued (weighted average fair value of $14.76)	(79)	79	26.30
Restricted stock units granted (weighted average fair value of $37.00)	(638)	638	—
Assumed Alacritus restricted stock units issued (weighted average fair value of $14.76)	(43)	43	—
Options exercised	—	(16,399)	12.44
Restricted stock units exercised	—	(98)	—
Options expired	(96)	—	—
Options canceled	4,165	(4,165)	35.38
Restricted stock units canceled	21	(21)	—

Balances, April 30, 2006	22,546	65,709	$26.08

Additional information regarding options outstanding as of April 30, 2006 is as follows:

	Options Outstanding
		Weighted
		Average		Options Exercisable
	Number	Remaining	Weighted		Weighted
	Outstanding at	Contractual	Average		Average
	April 30,	Life	Exercise	Number	Exercise
Range of Exercise Prices	2006	(in Years)	Price	Exercisable	Price

$ — - $ 0.01	1,314	3.31	$—	—	$—
0.15 - 5.00	4,268	2.28	3.48	4,071	3.61
5.01 - 10.00	4,647	5.68	9.21	3,783	9.07
10.24 - 15.00	4,696	4.07	11.84	4,546	11.84
15.21 - 20.00	10,433	6.13	17.12	8,152	16.81
20.16 - 25.00	14,689	7.06	22.05	8,663	21.51
25.64 - 30.00	6,438	9.19	28.61	778	28.80
30.88 - 35.00	8,831	8.36	32.05	2,622	31.77
36.77 - 45.00	2,582	8.30	38.45	691	42.49
46.56 - 55.00	4,625	4.08	53.50	4,624	53.50
56.94 - 122.19	3,186	4.14	89.10	3,186	89.10

$ — - $122.19	65,709	6.42	$26.08	41,116	$26.57

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. In fiscal 2006 and 2005, the plan was amended to increase the share reserve by an additional 1,500 and 1,300 shares of common stock, respectively. Of the 17,400 shares authorized to be issued under this plan, 4,298 shares were available for issuance at April 30, 2006; 1,575, 1,598, and 1,486 shares were issued in fiscal 2006, 2005, and 2004, respectively, at a weighted average price of $18.28, $13.30, and $10.62 respectively.

Stock Issuance Program — Under the 1995 Stock Issuance Program, certain eligible persons may be issued shares of common stock directly. During fiscal 2006 and 2005, 210 and 10 shares, respectively, of restricted stock awards were issued to certain employees. The exercise price discount from fair market value of these shares has been recorded as deferred stock compensation expense, which is being amortized ratably over its respective vesting periods, between three to four years. At April 30, 2006, 288 shares were available for future issuances under this program.

Deferred Stock Compensation — Deferred stock compensation is recorded for the grant of stock awards or shares of restricted stock to employees at exercise prices deemed to be less than the fair value of our common stock on the grant date. Deferred stock compensation is also recorded for retention escrow shares withheld in accordance with the merger agreement; see Note 12. Deferred stock compensation is adjusted to reflect cancellations and forfeitures due to employee terminations as they occur. We recorded $29,855, $1,401, and $28,617 of deferred stock compensation in fiscal 2006, 2005 and 2004, respectively, primarily related to unvested options assumed and retention escrow shares withheld in the Spinnaker acquisition, restricted stock awards to certain employees, and the grant of stock options below fair value to certain highly compensated employees. The fiscal 2004 deferred stock compensation was higher due to unvested options assumed and retention escrow shares withheld in the Spinnaker acquisition totaling $25,892. We reversed $2,886, $1,247 and $3,235 of deferred compensation in fiscal 2006, 2005 and 2004, respectively, due to employee terminations. The reversals were primarily related to the forfeiture of unvested options assumed in acquisitions as a result of employee terminations.

We recorded $60, $428, and $498 in compensation expense in fiscal 2006, 2005 and 2004, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. During fiscal 2002, 100 common shares under the 1995 Plan were granted at an exercise price of $15.32 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48-month period measured from the grant date.

We recorded $13,233, $7,720 and $3,397 in compensation expense for fiscal 2006, 2005 and 2004, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the Decru, Alacritus, WebManage and Spinnaker acquisitions, the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant and the award of restricted stock to certain employees. Based on deferred stock compensation recorded at April 30, 2006, estimated future deferred stock compensation amortization, excluding the impact of SFAS No. 123R, for fiscal 2007, 2008, 2009, and 2010 would be $20,340, $14,288, $8,068, and $6,571 respectively, and none thereafter.

Stock Repurchase Program — Through April 30, 2006, the Board of Directors had authorized the repurchase of up to $650,000 in shares of our outstanding common stock. At April 30, 2006, $405,656 remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

During fiscal 2006, we repurchased 17,430 shares of our common stock at an aggregate cost of $488,908, or a weighted average price of $28.05 per share. During fiscal 2005, we repurchased 7,713 shares of our common stock at an aggregate cost of $192,903, or a weighted average price of $25.01 per share. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Income before income taxes is as follows:

	Years Ended April 30,
	2006	2005	2004

Domestic	$105,274	$90,469	$73,991
Foreign	244,998	185,759	96,463

Total	$350,272	$276,228	$170,454

The provision for income taxes consists of the following:

	Years Ended April 30,
	2006	2005	2004

Current:
Federal	$56,715	$30,367	$51,687
State	6,533	8,657	536
Foreign	9,659	10,504	(8,881)

Total current	72,907	49,528	43,342

Deferred:
Federal	3,546	2,568	(24,817)
State	7,352	(1,622)	(158)
Foreign	15	—	—

Total deferred	10,913	946	(24,975)

Provision for income taxes	$83,820	$50,474	$18,367

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended April 30,
	2006	2005	2004

Tax computed at federal statutory rate	$122,595	$96,680	$59,659
State income taxes, net of federal benefit	5,250	4,572	245
Federal credits	(7,824)	(2,091)	946
Non-deductible in process research and development	1,750	—	1,729
Foreign earnings in lower tax jurisdiction	(61,137)	(47,766)	(27,352)
Remittance of accumulated foreign earnings (includes state taxes of $3,775, net of federal benefit)	22,482	—	—
Dutch ruling benefit	—	—	(16,831)
Other	704	(921)	(29)

Provision for income taxes	$83,820	$50,474	$18,367

The income tax benefit associated with dispositions from employee stock transactions of $36,596, $27,829 and $49,535, respectively, for fiscal 2006, 2005 and 2004, were recognized as additional paid-in capital.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our deferred tax assets and liabilities are as follows:

	Years Ended April 30,
	2006	2005

Deferred Tax Assets:
Inventory reserves and capitalization	$18,825	$15,572
Reserves and accruals not currently deductible	18,072	14,407
Net operating loss and credit carryforwards	449,835	379,866
Deferred stock compensation	1,907	5,567
Deferred revenue	40,977	47,261
Capitalized research and development expenditures	4,985	6,326
Investment losses	1,220	3,468
Conditional royalty	13,173	—
Other	15	1,837

Gross deferred tax assets	549,009	474,304
Valuation allowance	(431,187)	(363,369)

Total deferred tax assets	117,822	110,935
Deferred Tax Liabilities:
Depreciation	(9,977)	(11,051)
Tax effect of unrealized comprehensive income	(179)	—
Acquisition intangibles	(32,289)	(5,396)
Other	(717)	(2,652)

Total deferred tax liabilities	(43,162)	(19,099)

Net deferred tax assets	$74,660	$91,836

Current deferred tax assets are $48,496 and $37,584 as of fiscal 2006 and 2005, respectively. Noncurrent net deferred tax assets for fiscal 2006 and 2005 are $26,164 and $54,252, respectively, and are included in other assets within the accompanying Consolidated Balance Sheets.

The Jobs Act created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. During the fourth quarter of 2006, the Company incurred a charge of approximately $22,482 for federal and state income taxes related to the repatriation of approximately $405,548 of accumulated income earned by its foreign subsidiaries. As a result of this dividend, there were no significant unremitted earnings held by our foreign subsidiaries at April 30, 2006.

During fiscal 2006, our Netherlands subsidiary received a favorable tax ruling from the Netherlands tax authorities effective May 1, 2005. This new ruling replaces a previous Netherlands tax ruling that was scheduled to expire on December 31, 2005. The new ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2010. During fiscal 2004, we recognized and reported a substantial tax benefit of $16,831 that related to the retroactive application of the original ruling.

As of April 30, 2006, our Netherlands subsidiary had a conditional royalty expense carryforward of $51,658 that may become available for offset against future Netherlands income. The carryforward may not, however, be used to offset income under the new Netherlands tax ruling expiring April 30, 2010. The carryforward does not have an expiration date. We have established a valuation allowance against the deferred tax asset for the carryforward based upon our belief that we will not be able to utilize this attribute. In the event we are able to utilize this attribute,

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the tax benefit of the carryforward will be accounted for as a credit to stockholders’ equity of $7,605 and as a reduction to the income tax provision of $5,568.

We have been notified of examinations in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) is owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination.. Our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows.

As of April 30, 2006, the federal and state net operating loss carryforwards for income tax purposes were approximately $986,332 and $603,131, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2021, and the state net operating loss carryforwards will begin to expire in fiscal 2007. As of April 30, 2006, we had federal and state credit carryforwards of approximately $41,195 and $48,413, respectively, available to offset future income tax liabilities. The federal and state credit carryforwards will begin to expire in fiscal 2009.

During fiscal 2005, we established a valuation allowance against certain capital loss carryforwards of approximately $3,468 based upon our belief that we will not be able to utilize this attribute before expiration starting in fiscal 2008.

During fiscal 2004, as part of our acquisition of Spinnaker, we acquired approximately $52,000 and $12,000 of federal and state net operating losses, respectively, and $2,700 of federal tax credits that were realized as deferred tax assets upon acquisition. We also established a valuation reserve of $2,400 against a portion of the state net operating loss carryforwards of Spinnaker which if utilized will be treated as a reduction of acquired goodwill.

During fiscal 2006, as part of our acquisition of Alacritus, we acquired approximately $6,100 of federal net operating losses and $50 of federal tax credits that were realized as deferred tax assets upon acquisitions.

During fiscal 2006, as part of our acquisition of Decru, we acquired approximately $32,100 of federal net operating losses and $1,100 of federal tax credits that were realized as deferred tax assets upon acquisition. We also established valuation reserves of $1,200 and $1,200 against all of Decru’s state net operating loss carryforwards and state tax credit carryforwards, respectively, that existed as of the acquisition date. If utilized, these attributes will be treated as a reduction of acquired goodwill.

We have provided a valuation allowance on certain of our deferred tax assets related to net operating loss carryforwards, conditional royalty carryforwards, and tax credit carryforwards attributable to the exercise of employee stock options because of uncertainty regarding their realization. The total valuation allowance for these items is approximately $423,329 and $357,501 at the end of fiscal 2006 and 2005, respectively. If recognized, the tax benefit of these tax credits, losses and conditional royalty will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

9.	Segment, Geographic, and Customer Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker (CODM), as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment as our three geographic operating segments can be aggregated into one reportable segment. For the years ended April 30, 2006, 2005, and 2004, we recorded revenue from customers throughout the U.S. and Canada, Europe, Latin America, Australia, and Asia Pacific.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents total revenues for the years ended April 30, 2006, 2005, and 2004 by geographic area and long-lived assets as of April 30, 2006 and 2005 by geographic area.

	Years Ended April 30,
	2006	2005	2004

Total Revenues:
United States	$1,122,692	$832,310	$619,309
International	943,764	765,821	551,001

Total revenues	$2,066,456	$1,598,131	$1,170,310

Long-lived Assets:
United States	$1,080,323	$769,509
International	147,432	27,249

Total Long-lived Assets	$1,227,755	$796,758

Total revenues above are attributed to regions based on customers’ shipment locations.

International sales include export sales primarily to the United Kingdom, Germany, Japan, France, the Netherlands, Switzerland, Canada, and Australia. No single foreign country accounted for 10% or more of total revenues in fiscal 2006, 2005, and 2004.

No customer accounted for 10% or more of total revenues in fiscal 2006, 2005, and 2004.

10.	Fair Value of Financial Instruments

The fair values of cash and cash equivalents, short-term investments, and restricted cash and investments reported in the Consolidated Balance Sheets approximate their carrying value. The fair value of short-term investments and foreign exchange contracts are carried at fair value based on quoted market prices. Other investments in equity securities are included in other assets at April 30, 2006 and 2005 with total carrying value of $11,020 and $1,837, which approximates their fair values. The fair value of our debt also approximates its carry value as of April 30, 2006.

We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange and currency option contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.

Foreign currency forward contracts obligate us to buy or sell foreign currencies at a specified future date. Option contracts give us the right to buy or sell foreign currencies and are exercised only when economically beneficial. As of April 30, 2006, we had $343,454 of outstanding foreign exchange contracts (including $17,214 of option contracts) in Australian Dollars, British Pounds, Canadian Dollars, Danish Krone, European Currency Units, Israeli New Shekel, South African Rand, Swedish Krona, Swiss Francs, Japanese Yen, and Norwegian Kroner that all had remaining maturities of five months or less. As of April 30, 2005, we had $211,019 of outstanding foreign exchange contracts (including $11,877 of option contracts) in Australian Dollars, British Pounds, Canadian Dollars, Danish Krone, European Currency Units, Israeli New Shekel, South African Rand, Swedish Krona, and Swiss Francs, that all had remaining maturities of four months or less. For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in earnings. The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. For cash flow hedges, the related gains or losses are included in other comprehensive income. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At April 30, 2006 and 2005, the estimated notional fair values of forward foreign exchange contracts were $345,067 and $211,064, respectively. The fair value of foreign exchange contracts is based on prevailing financial market information.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit and Incentive Compensation Plans

We have established a 401(k) tax-deferred savings plan (“Savings Plan”). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $2,220, $1,701, and $1,326 for fiscal 2006, 2005, and 2004, respectively to the Savings Plan.

All employees of the Company are eligible to participate in the Incentive Compensation Plan (“Incentive Plan”) provided that they meet certain requirements pursuant to the Incentive Plan. Incentive Plan contributions totaled $40,361, $29,192, and $12,363 in fiscal 2006, 2005 and 2004.

12.	Business Combinations

Acquisition of Decru

On August 26, 2005, we completed our acquisition of Decru, Inc. (“Decru”), a Delaware corporation that develops and sells encryption software and appliances which encrypt network data. The acquisition resulted in the issuance of approximately 8,270 shares of our common stock with a fair value of approximately $191,874, approximately 1,907 stock options and restricted stock with a fair value of approximately $36,142 and the payment of approximately $54,482 in cash (of which approximately $34,049 has been placed in escrow to secure the Decru stockholders’ indemnification obligations to us pursuant to the Merger Agreement), and $711 acquisition-related transaction costs, for a total purchase price of approximately $283,209. The common stock issued in the acquisition was valued at $23.20 per share using a measurement date of August 11, 2005 in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combinations. The options were valued using the Black-Scholes option pricing model with the following inputs: volatility factor of 69%, expected life of 3.8 years, and risk-free interest rate of 2.9%. The historical operations of Decru were not significant. A summary of the total purchase price is as follows based on independent appraisal and management estimates:

Decru

Common stock issued	$191,874
Cash consideration	54,482
Stock options assumed	36,142
Acquisition-related transaction costs	711

$283,209

In accordance with SFAS 141, we have allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. Goodwill of $192,894 was generated in connection with our acquisition of Decru. Decru, a provider in storage security products, offering data protection solutions for enterprises and governments, including regulatory compliance, privacy, secure consolidation, and outsourcing. The current and future potential for this technology will enable us to help our customers manage their risk of data theft and corruption with data encryption and authentication products. In addition, Decru has an experienced and knowledgeable workforce and an existing infrastructure. These opportunities, along with the ability to leverage the Decru workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives on a straight line basis. The purchase price has been allocated as follows:

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amortization
		Period
Purchase Price Allocation:	Decru	(Years)

Fair value of tangible assets acquired	$16,590
Intangible assets:
Existing Technology — Hardware	30,100	5
Existing Technology — Software	10,600	4
Patents and Core Technology	11,800	5
Reseller Agreement and Related Relationship	320	5
Customer/Distributor Relationships	7,200	5
Non compete agreements	1,200	2
Trademarks and tradenames	4,800	6
Goodwill	192,894
In process research and development	5,000	Expensed
Fair value of liabilities assumed	(3,087)
Deferred stock compensation	18,549
Accrued income taxes	(42)
Deferred income taxes	(12,715)

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

In-process Research and Development (“IPR&D”)

Of the total purchase price, $5,000 has been allocated to in-process research and development (“IPR&D”) and was expensed in fiscal 2006. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by estimating the stage of completion and risk associated with IPR&D to determine the level of discount rate to be applied, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock Compensation

In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options and restricted stock units assumed in the Decru acquisition as deferred stock compensation. Such deferred stock compensation which aggregated $18,549 for Decru, are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and will be amortized over the vesting term of the related options. In connection with the Decru merger, we assumed all options to purchase Decru common stock granted under the Decru, Inc. 2001 Equity Incentive Plan that were outstanding at the closing of the Merger, which options shall be exercisable for an aggregate of 1,907 shares of our Common Stock at an average price of $11.86 per share.

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

The acquisition was accounted for under the purchase method of accounting. The total purchase price for Alacritus is summarized below:

Alacritus

Cash consideration	$11,000
Common stock issued	—
Stock options assumed	2,314
Acquisition-related transaction costs	337

$13,651

		Amortization Period
Purchase Price Allocation:	Alacritus	(Years)

Fair value of tangible assets acquired	$67
Intangible assets:
Existing/Core Technology	5,000	5
Non compete agreements	700	2
Goodwill	6,323
Fair value of liabilities assumed	(810)
Deferred stock compensation	1,199
Deferred income taxes	1,172

	$13,651

Deferred Stock Compensation

In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, we recorded the intrinsic value of unvested options and restricted stock units assumed in the Alacritus acquisition as deferred stock compensation. Such deferred stock compensation which aggregated $1,199

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for Alacritus are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and will be amortized over the vesting term of the related options.

Acquisition of Spinnaker

On February 18, 2004, we acquired Spinnaker for approximately $305,597 (including transaction costs of $2,985) in an all-stock transaction, through the merger of Nagano Sub, Inc., a wholly owned subsidiary of Network Appliance, with and into Spinnaker (the Merger). The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Goodwill of $240,106 was generated in connection with our acquisition of Spinnaker. Spinnaker was a pioneer in scalable system architectures, distributed file systems, next-generation clustering technologies, and virtualization. The current and future potential for this technology will improve our products in scalability, simplicity, and total cost of ownership for enterprise storage systems. In addition, at the time of its acquisition, Spinnaker had an experienced and knowledgeable workforce and an existing infrastructure.

The total purchase price and allocation among the fair value of tangible and intangible assets and liabilities acquired in the Spinnaker transaction (including purchased in-process technology) are summarized as follows:

Total Purchase Price:	Spinnaker

Value of shares issued	$259,518
Value of options assumed	43,094
Transaction costs	2,985

$305,597

		Amortization
		Period
Purchase Price Allocation:		(Years)

Fair value of tangible assets acquired	$4,771
Intangible assets:
Existing Technology	17,160	5
Trademarks/Tradenames	280	3
Customer Contracts/Relationships	1,100	1.5
Covenants Not to Compete	7,610	1.5
Goodwill	240,106
In-process R&D	4,940	Expensed
Fair value of liabilities assumed	(7,032)
Deferred stock compensation	25,892
Deferred income taxes	10,770

	$305,597

Goodwill Adjustment During fiscal 2006, we adjusted goodwill by $3,498 and $2,061 relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Decru options, respectively. Estimated future adjustments to goodwill related to the tax benefits associated with subsequent exercise of previously vested assumed options by previous acquisitions are approximately $8,400, subject to future cancellations relating to employee terminations.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Restructuring Charges

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in workforce and consolidations of facilities. As of April 30, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In the second quarter of fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

During fiscal 2006, we recorded a reduction in restructuring reserve of $1,256 resulting from the execution of new sublease agreement for our Tewksbury facility. Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In addition, we also recorded a restructuring charge of $1,140 in fiscal 2006 primarily attributed to severance-related amounts and relocation expenses related to the move of our global services center operations.

The following analysis sets forth the significant components of the restructuring reserve at April 30, 2006, 2005 and 2004:

	Severance-
	Related
	Amounts	Facility	Total

Reserve balance at April 30, 2003	—	4,571	4,571
Cash payments and others	—	(690)	(690)
Adjustments	—	1,327	1,327

Reserve balance at April 30, 2004	—	5,208	5,208
Cash payments and others	—	(705)	(705)

Reserve balance at April 30, 2005	$—	$4,503	$4,503
Restructuring charges	859	281	1,140
Cash payments and others	(521)	(862)	(1,383)
Recoveries	—	(1,256)	(1,256)

Reserve balance at April 30, 2006	$338	$2,666	$3,004

Of the reserve balances at April 30, 2006 and 2005, $885 and $756, respectively, were included in other accrued liabilities and the remaining $2,119 and $3,747, respectively, were classified as long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

14.	Goodwill and Purchased Intangible Assets

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective May 1, 2002. We recorded goodwill and assembled workforce of $48,212 relating to Orca and WebManage acquisitions. Under SFAS No. 142, goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating units. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of April 30, 2006 and 2005, respectively, there had been no impairment of goodwill and intangible assets.

During fiscal 2004, we acquired Spinnaker and recorded goodwill of $240,106 resulting from the allocation of the purchase price. During fiscal 2006, we acquired Alacritus and Decru and recorded goodwill of $6,323, and $192,894, respectively, resulting from the allocation of the purchase price. During fiscal 2006, we adjusted goodwill

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by $5,559 relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Decru options. Estimated future adjustments to goodwill related to the tax benefits associated with subsequent exercise of previously vested assumed options by these acquisitions are approximately $8,400, subject to future cancellations relating to employee terminations. See Note 12, “Business Combinations.”

Intangible assets balances are summarized as follows:

	Amortization	April 30, 2006			April 30, 2005
	Period		Accumulated	Net		Accumulated	Net
	(Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets
	(In thousands)

Intangible Assets:
Patents	5	$10,040	$(5,448)	$4,592	$10,040	$(3,467)	$6,573
Existing technology	4 - 5	91,025	(32,297)	58,728	33,525	(20,512)	13,013
Trademarks/tradenames	3 - 6	5,080	(739)	4,341	280	(111)	169
Customer Contracts/relationships	1.5 - 5	8,620	(2,380)	6,240	1,100	(885)	215
Covenants Not to Compete	1.5 - 2	9,510	(8,360)	1,150	7,610	(6,132)	1,478

Total Intangible Assets, Net		$124,275	$(49,224)	$75,051	$52,555	$(31,107)	$21,448

Amortization expense for identified intangibles is summarized below:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Patents	$1,982	$1,833	$1,503
Existing technology	11,785	3,432	3,669
Other identified intangibles	4,350	5,900	1,229

	$18,117	$11,165	$6,401

As of April 30, 2006 and 2005, our acquired patents were $10,040, and classified under Intangible Assets in the accompanying Consolidated Balance Sheets. These patents are intended to enhance our technology base to build next-generation network-attached storage, storage area network, and fabric-attached storage systems for the benefit of our enterprise customers. The costs of such patents for use in research and development activities that have alternative future uses have been capitalized and amortized as intangible assets in accordance with SFAS No. 141. Capitalized patents are amortized over an estimated useful life of five years as research and development expenses.

Existing technology is amortized as cost of product revenue. Trademarks and tradenames are amortized over an estimated useful life of three years in sales and marketing expenses. Customer contracts and relationships are amortized over an estimated useful life of 18 months in sales and marketing expenses. Covenants not to compete are amortized over an estimated useful life of 18 months in general and administrative expenses.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets (including patents) recorded at April 30, 2006, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Year Ending April,	Amount

2007	20,708
2008	19,884
2009	17,466
2010	12,653
2011	4,073
Thereafter	267

Total	$75,051

15.	Guarantees

As of April 30, 2006, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee, and restricted cash and investments which were related to loan collateral, facility lease requirements, service performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $248,719 as of April 30, 2006, of which $246,910 was collateralized as restricted cash and investments on our Consolidated Balance Sheets, and $1,809 were amounts outstanding under our commercial commitments (see Note 4). The maximum amount of potential future payments under these arrangements was $5,881 as of April 30, 2005, of which, $4,060 was collateralized as restricted cash and investment on our Consolidated Balance Sheets, and $1,821 were amounts outstanding under our commercial commitments.

As of April 30, 2006, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $345,067. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through pre-existing relationships with the customers. We sell our products directly to the leasing company, and the lease arrangement is made between our customer and the leasing company. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenue on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company come due. As of April 30, 2006 and 2005, the maximum recourse exposure under such leases totaled approximately $8,443 and $7,047, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have not recorded any liability at April 30, 2006 and 2005, respectively, related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

16.	Subsequent Events

On June 22, 2006, the Company entered into an asset purchase agreement with Blue Coat Systems, Inc. (“Blue Coat”). In connection with the transaction, the Company has agreed to sell to Blue Coat certain assets related to its NetCache business in exchange for consideration to consist of $23,914 in cash and 360 shares of Blue Coat common stock. Concurrently with the execution of the asset purchase agreement, Blue Coat sold and issued to entities affiliated with Sequoia Capital preferred stock in an aggregate amount of $42,060 pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company and Daniel Warmenhoven, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, and Nicholas Moore, a member of the Company’s Board of Directors, are limited partners in one of the Sequoia Capital funds that participated in Blue Coat’s sale of preferred stock, and each has an interest in the participating Sequoia Capital fund that is less than 5%. In addition, Donald Valentine, the Chairman of the Board of Directors of the Company, is a general partner of Sequoia Capital. Independent directors of the Company’s audit committee and investment committee approved the asset sale transaction, and Messrs Valentine, Warmenhoven and Moore recused themselves from such vote.

The Company will continue to provide existing customers support for its NetCache appliances for the duration of their support contracts, and will honor existing NetCache customer commitments. The Company considers the transaction to be immaterial to expectations for its business going forward. Revenue from NetCache accounted for 3.2% of total consolidated revenue in fiscal 2006. The asset purchase is subject to several customary conditions.

17.	Selected Quarterly Financial Data (Unaudited)

	Year Ended April 30, 2006
	Q1	Q2	Q3	Q4

Total revenues	$448,403	$483,062	$537,031	$597,960
Gross margins	273,486	299,092	327,024	356,859
Net income	60,120	70,718	76,393	59,221	(1)
Net income per share, basic	0.16	0.19	0.21	0.16	(1)
Net income per share, diluted	0.16	0.18	0.20	0.15	(1)

	Year Ended April 30, 2005
	Q1	Q2	Q3	Q4

Total revenues	$358,421	$375,176	$412,706	$451,829
Gross margin	214,958	231,161	252,134	276,796
Net income	46,862	55,329	60,127	63,436
Net income per share, basic	0.13	0.15	0.17	0.17
Net income per share, diluted	0.13	0.15	0.16	0.16

(1)	Includes an income tax expense of $22,482 associated with the foreign earnings repatriation under the Jobs Act. See Note 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 30, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Sunnyvale, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Network Appliance, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended April 30, 2006 of the Company and our report dated July 11, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/     DELOITTE & TOUCHE LLP

San Jose, California
July 11, 2006

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” in the Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2006 Annual Meeting of Stockholders.

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is available on our website at http://www.netapp.com.

Item 11.	Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from [the information under the caption “Audit Fees”] in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

(a)(1) The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — April 30, 2006 and 2005

Consolidated Statements of Income for the years ended April 30, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended April 30, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended April 30, 2006, 2005, and 2004

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

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit
No		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(16)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
3	.3(18)	Certificate of Amendment to the Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(16)*	The Company’s amended and Restated Employee Stock Purchase Plan.
10	.2(16)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.

Exhibit
No		Description

10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(14)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(15)*	The Company’s Deferred Compensation Plan.
10	.22(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33 (23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc.2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(19)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(19)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(20)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(21)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(22)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(22)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(22)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(22)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.

Exhibit
No		Description

10	.44(22)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.45		Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
21.1		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(15)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(16)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(18)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(19)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 11, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Chief Executive Officer, Director (Principal Executive Officer)	July 11, 2006

/s/ DONALD T. VALENTINE Donald T. Valentine	Chairman of the Board, Director	July 11, 2006

/s/ STEVEN J. GOMO Steven J. Gomo	Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer	July 11, 2006

/s/ ALAN EARHART Alan Earhart	Director	July 11, 2006

/s/ CAROL A. BARTZ Carol A. Bartz	Director	July 11, 2006

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	July 11, 2006

Signature	Title	Date

/s/ MARK LESLIE Mark Leslie	Director	July 11, 2006

/s/ ROBERT T. WALL Robert T. Wall	Director	July 11, 2006

/s/ DR. SACHIO SEMMOTO Dr. Sachio Semmoto	Director	July 11, 2006

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	July 11, 2006

/s/ JEFFRY R. ALLEN Jeffry R. Allen	Director	July 11, 2006

/s/ EDWARD KOZEL Edward Kozel	Director	July 11, 2006

SCHEDULE II.

NETWORK APPLIANCE, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 30, 2006, 2005 and 2004
(In thousands)

		Additions
		Charged
	Balance at	(Credited) to		Balance
	Beginning	Costs and	Reductions	at End of
Description	of Period	Expenses	and Write-offs	Period

Allowance for doubtful accounts:
2006	$5,445	$46	$3,111	$2,380
2005	$5,071	$1,110	$736	$5,445
2004	$5,355	$(259)	$25	$5,071

EXHIBIT INDEX

Exhibit
No		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(16)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
3	.3(18)	Certificate of Amendment to the Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(16)*	The Company’s amended and Restated Employee Stock Purchase Plan.
10	.2(16)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(14)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(15)*	The Company’s Deferred Compensation Plan.
10	.22(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).

Exhibit
No		Description

10	.31(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc.2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(19)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(19)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(20)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(21)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(22)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(22)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(22)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(22)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(22)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10.45		Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
21.1		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(15)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(16)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(18)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(19)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.