Form 10-Q
period 2006-07-28
NETWORK APPLIANCE INC
filed 2006-09-06
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Class	Outstanding at August 25, 2006

Common Stock	372,415,379

TRADEMARKS

© 2006 Network Appliance, Inc. All rights reserved. Specifications subject to change without notice. NetApp, the Network Appliance logo, Data ONTAP, NearStore, NetCache, and Spinnaker Networks are registered trademarks and Network Appliance, FlexClone, FlexVol, and StoreVault are trademarks of Network Appliance, Inc. in the U.S. and other countries. Decru is a registered trademark of Decru, a NetApp company. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 28,	April 30,
	2006	2006
	(Unaudited)	(1)

ASSETS
Current Assets:
Cash and cash equivalents	$442,329	$461,256
Short-term investments	830,051	861,636
Accounts receivable, net of allowances of $2,555 at July 28, 2006 and $2,380 at April 30, 2006	376,920	415,295
Inventories	56,242	64,452
Prepaid expenses and other assets	41,140	43,536
Short-term restricted cash and investments	135,141	138,539
Deferred income taxes	48,496	48,496

Total current assets	1,930,319	2,033,210
Property and Equipment, net	533,121	513,193
Goodwill	487,535	487,535
Intangible Assets, net	69,869	75,051
Long-Term Restricted Cash and Investments	96,632	108,371
Other Assets	63,193	43,605

	$3,180,669	$3,260,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$163,354	$166,211
Accounts payable	99,927	101,278
Income taxes payable	33,527	51,577
Accrued compensation and related benefits	90,979	129,636
Other accrued liabilities	65,122	69,073
Deferred revenue	433,599	399,388

Total current liabilities	886,508	917,163
Long-Term Debt	108,780	133,789
Long-Term Deferred Revenue	309,611	282,149
Long-Term Obligations	4,943	4,411

Total liabilities	1,309,842	1,337,512

Stockholders’ Equity:
Common stock (410,252 shares at July 28, 2006 and 407,994 shares at April 30, 2006)	410	408
Additional paid-in capital	1,933,038	1,872,962
Deferred stock compensation	—	(49,266)
Treasury stock (38,557 shares at July 28, 2006 and 31,996 shares at April 30, 2006)	(1,037,983)	(817,983)
Retained earnings	983,100	928,430
Accumulated other comprehensive loss	(7,738)	(11,098)

Total stockholders’ equity	1,870,827	1,923,453

	$3,180,669	$3,260,965

(1)	Derived from the April 30, 2006 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Network Appliance, Inc. for fiscal year 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended
	July 28,	July 29,
	2006	2005

Revenues:
Product	$465,611	$340,926
Software Subscriptions	74,830	53,704
Service	80,847	53,773

Total	621,288	448,403

Cost of Revenues:
Cost of product	187,965	131,499
Cost of software subscriptions	2,292	2,256
Cost of service	57,961	41,162

Total cost of revenues	248,218	174,917

Gross margin	373,070	273,486

Operating Expenses:
Sales and marketing	195,518	137,814
Research and development	88,678	52,160
General and administrative	32,396	21,196
Restructuring recoveries	(74)	(1,256)

Total operating expenses	316,518	209,914

Income from Operations	56,552	63,572
Other Income (Expense), net:
Interest income	16,656	9,048
Interest expense	(3,871)	(48)
Other income (expenses), net	779	(224)
Net gain on investments	—	33

Total other income, net	13,564	8,809

Income before Income Taxes	70,116	72,381
Provision for Income Taxes	15,446	12,261

Net Income	$54,670	$60,120

Net Income per Share:
Basic	$0.15	$0.16

Diluted	$0.14	$0.16

Shares Used in per Share Calculations:
Basic	373,869	367,438

Diluted	391,319	386,383

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Three Months Ended
	July 28,	July 29,
	2006	2005

Cash Flows from Operating Activities:

Net income	$54,670	$60,120

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	18,714	14,756

Amortization of intangible assets	4,686	2,671

Amortization of patents	495	495

Stock compensation	43,022	2,028

Net loss (gain) on investments	—	(33)

Net loss on disposal of equipment	81	404

Allowance (reduction) for doubtful accounts	144	(379)

Deferred rent	199	48

Excess tax benefit from stock-based compensation	(4,489)	—

Changes in assets and liabilities:

Accounts receivable	38,187	57,892

Inventories	(520)	(4,998)

Prepaid expenses and other assets	5,390	(3,997)

Accounts payable	(1,139)	(2,691)

Income taxes payable	(6,914)	9,648

Accrued compensation and related benefits	(38,964)	(32,418)

Other accrued liabilities	(10,980)	(1,302)

Deferred revenue	61,982	36,716

Net cash provided by operating activities	164,564	138,960

Cash Flows from Investing Activities:

Purchases of investments	(874,416)	(222,787)

Redemptions of investments	906,423	213,977

Redemptions of restricted investments	16,322	—

(Increase) decrease in restricted cash	252	(1,504)

Purchases of property and equipment	(23,056)	(33,538)

Proceeds from sales of investments	17	62

Purchases of equity securities	(1,183)	(275)

Purchase of business, net of cash acquired	—	(11,831)

Net cash provided by (used) in investing activities	24,359	(55,896)

Cash Flows from Financing Activities:

Proceeds from sale of common stock related to employee stock transactions	36,831	50,763

Excess tax benefit from stock-based compensation	4,489	—

Repayment of debt	(27,866)	—

Tax withholding payments reimbursed by restricted stock	(980)	(419)

Repurchases of common stock	(220,000)	(95,543)

Net cash used in financing activities	(207,526)	(45,199)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(324)	178

Net (Decrease) Increase in Cash and Cash Equivalents	(18,927)	38,043

Cash and Cash Equivalents:

Beginning of period	461,256	193,542

End of period	$442,329	$231,585

Noncash Investing and Financing Activities:

Conversion of evaluation inventory to fixed assets	$9,228	$3,638

Acquisition of property and equipment on account	$6,524	$3,561

Options assumed for acquired business	$—	$2,314

Supplemental cash flow information:

Income taxes paid	$22,453	$2,014

Interest paid on debt	$2,666	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data)
(Unaudited)

1.	The Company

Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992 and reincorporated in Delaware in November 2001. Network Appliance, Inc. is a leading supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data, and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data. Network Appliancetm solutions are the data management and storage foundation for many of the world’s leading corporations and government agencies. In the following notes to our interim condensed consolidated financial statements, Network Appliance is also referred to as “we,” “our,” and “us.”

2.	Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. Certain prior period balances have been reclassified to conform with the current period presentation.

We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first quarters of fiscal 2007 and 2006 were both 13-week fiscal periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2006. The results of operations for the quarter ended July 28, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

In fiscal 2006, we began to separately disclose software subscriptions revenue and cost of software subscriptions revenue in our income statements. All prior periods have been revised to reflect this presentation. Such balances were previously included as a part of product revenue and cost of product revenue and disclosed separately in our footnotes. In the first quarter of fiscal 2007, we further reclassified some third party software subscription royalties to cost of software subscriptions ($2,001 and $1,863 at July 28, 2006 and July 29, 2005, respectively). Such prior period amounts have been reclassified from cost of product revenue in the accompanying interim financial statements to conform to the current period classification. This reclassification did not change previously reported total revenues, total cost of revenues, net income and cash flow.

3.	Significant Accounting Policies and Use of Estimates

Revenue Recognition:  We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. We recognize revenue when:

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

Our multiple element arrangements include our systems and generally may also include one or more of the following undelivered elements: installation services, software subscriptions, premium hardware maintenance and storage review services. If the arrangement contains both software-related and non-software related elements, we allocate revenue to the non-software elements based on objective and reliable evidence of fair value in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. Non-software elements are items for which the functionality of the software is not essential to its performance; the non-software related elements in our arrangements may consist of storage optimization reviews (which are only sold within a bundled offering that also contains software-related services), technical consulting and/or installation services. For undelivered software-related elements, we apply the provisions of SOP 97-2 and determine fair value of these undelivered software-related elements based on vendor specific objective evidence which for us consists of the prices charged when these services are sold separately.

For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

Our software subscriptions entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenue from software subscriptions and premium hardware maintenance services is recognized ratably over the contractual term, generally one to three years; standard hardware warranty costs are considered an obligation under SFAS No. 5, Accounting for Contingencies and are expensed to cost of revenues when revenue is recognized. We also offer extended service contracts (which may include standard warranty as well as premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. When storage optimization reviews are sold as a bundled element with our software subscriptions and premium hardware maintenance services, the revenue is recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory.

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, changes in customer demand, current trends, and our expectations regarding future experience. Reductions to revenue associated with sales returns include consideration of historical sales levels, the timing and magnitude of historical sales returns and a projection of this experience into the future. We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust them for future expectations to

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the adequacy of our current and future reserve needs. If actual future returns and allowances differ from past experience, additional allowances may be required.

Stock-based Compensation:  We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by Staff Accounting Bulletin (SAB) No. 107. Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. In addition, we estimate the number of share-based awards that will be forfeited due to employee turnover based on historical trends. Finally, we capitalize into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

In November 2005, FASB issued Financial Statement Position, or FSP, on SFAS No. 123R-3 (FSP No. 123R-3), Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  Effective upon issuance, FSP No. 123R-3 provides for an alternative transition method for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123R. The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital, or APIC, related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123R. Because we have not made the election to use the simplified approach to establish the beginning balance of the tax benefit pool, the tax effects of stock-based compensation expense were calculated as if SFAS 123 had always been applied for recognition purposes. For awards that are both fully vested and partially vested as of the date of adoption, the financing cash inflow is the excess tax benefit computed as if Statement 123 had always been applied for recognition purposes.

Use of Estimates — The preparation of the condensed consolidated financial statements are in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; valuation of goodwill and intangibles; accounting for income taxes; inventory reserves and write-down; restructuring accruals; impairment losses on investments; accounting for stock-based compensation; and loss contingencies. Actual results could differ from those estimates.

4.	Stock-based Compensation

Effective May 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (SFAS No. 123R), which provides guidance on accounting for stock-based awards for employee services. We elected to adopt the modified prospective method, and accordingly we were not required to restate our prior period financial statements.

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, stock-based compensation expense had not been recognized in our consolidated statement of operations, other than those related to acquisitions. As a result of adopting SFAS No. 123R, pre-tax stock-based compensation expense recorded for the three months ended July 28, 2006 of $43,022 was related to employee stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and employee stock purchases under our Employee Stock Purchase Plan. Pre-tax stock-based compensation expense of $2,028 for the three months ended July 29, 2005, which we recorded under APB No. 25, was related to RSUs, RSAs, and options assumed from acquisitions. As a result of adoption of SFAS No. 123R, our income from operations and net income for the quarter ended July 28, 2006, were $37,904 and $32,344 lower, respectively, than they would have been if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended July 28, 2006, were each $0.08 lower than they would have been if

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we had continued to account for share-based compensation under APB No. 25. We currently estimate that the impact of adopting SFAS No. 123R on our fiscal year ending April 30, 2007 will be between $0.33 and $0.40 per share.

As required by SFAS No. 123R, we eliminated the unamortized deferred stock compensation of $49,266 on May 1, 2006. Our common stock and additional paid-in capital was also reduced by the same amount and had been included in the Stockholders Equity of our Consolidated Balance Sheets as of April 30, 2006.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income and pro forma net income per share for the three months ended July 29, 2005, would be as follows:

Three Months Ended
July 29, 2005

Net income as reported	$60,120
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	1,217
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(24,648)

Pro forma net income	$36,689

Basic net income per share, as reported	$0.16

Diluted net income per share, as reported	$0.16

Basic net income per share, pro forma	$0.10

Diluted net income per share, pro forma	$0.09

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we reflect cancellations and forfeitures due to employee terminations as they occur.

SFAS No. 123R stock compensation expense

The stock-based compensation expenses included in the Condensed Consolidated Statement of Income for the three months ended July 28, 2006 are as follows:

Three Months Ended
July 28, 2006

Cost of product revenue	$670
Cost of service revenue	2,634
Sales and marketing	18,717
Research and development	13,868
General and administrative	7,133

Total stock-based compensation expense before income taxes	43,022
Income taxes	(7,834)

Total stock-based compensation expense after income taxes	35,188

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation associated with each type of award:

Three Months Ended
July 28, 2006

Employee stock options and awards	$40,123
Employee stock purchase plan (“ESPP”)	3,383
Amounts capitalized in inventory	(484)

Total stock-based compensation expense before income taxes	43,022
Income taxes	(7,834)

Total stock-based compensation expense after income taxes	35,188

In conjunction with the adoption of SFAS No. 123R, we changed our accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB No. 25, as allowed under SFAS No. 123, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 30, 2006 will continue to be recognized using the accelerated multiple-option method. Compensation expense for all stock-based payment awards expected to vest that were granted subsequent to April 30, 2006 is recognized on a straight-line basis under the single-option approach.

Income Tax Benefits Recorded in Stockholders Equity

For the quarter ended July 28, 2006 and July 29, 2005, the total income tax benefit associated with employee stock transactions was $29,987 and $16,289, respectively.

Income Tax Effects on Statements of Cash Flows

In accordance with SFAS No. 123R, we have presented tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows for the quarter ended July 28, 2006. Prior to the adoption of SFAS No. 123R, tax benefits of stock option exercises were presented as operating cash flows. Tax benefits, related to tax deductions in excess of the compensation cost recognized, of $4,489 presented as financing cash flows for the quarter ended July 28, 2006 would have been classified as operating cash flows if we had not adopted SFAS No. 123R.

Valuation Assumptions

In compliance with SFAS No. 123R, we estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options	ESPP
	Three Months Ended	Three Months Ended
	July 28, 2006	July 28, 2006

Expected life in years(1)	4.0	0.5
Risk-free interest rate(2)	4.97%	5.02%
Volatility(3)	36%	37%
Expected dividend(4)	0%	0%

(1)	The expected life represented the period that our stock-based award was expected to be outstanding and was determined based on historical experience on similar awards.

(2)	The risk-free interest rate was based upon U.S. Treasury bills with equivalent expected terms of our employee stock-based award.

(3)	We used the implied volatility of traded options to estimate our stock price volatility. Prior to adoption of SFAS No. 123R, we estimated volatility based upon historical volatility rates as required by SFAS No. 123.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by SFAS No 123R, we estimate our forfeiture rates based on historical voluntary termination behavior.

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

	Outstanding Options
			Weighted	Weighted
	Options		Average	Average	Aggregate
	Available	Number	Exercise	Remaining	Intrinsic
	for Grant	of Shares	Price	Contractual Term	Value

Outstanding at April 30, 2006	22,546	65,709	$26.08
Options Granted	(3,993)	3,993	32.23
RSUs Granted	(3)	3	—
Options Exercised	—	(1,359)	14.23
RSUs Exercised	—	(40)	—
Options Forfeitures and cancellations	968	(968)	41.60
RSUs Forfeitures and cancellations	13	(13)	—

Outstanding at July 28, 2006	19,531	67,325	$26.48	6.14	$562,057

Options vested and expected to vest at July 28, 2006		64,427	26.72	0.46	$533,118
Exercisable at July 28, 2006		41,682	26.42	4.86	$442,251
RSUs vested and expected to vest at July 28, 2006		706	—	1.84	$21,048
Exercisable at July 28, 2006		—	—	—	—

The intrinsic value represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value as of the grant date was $11.42. The total intrinsic value of options exercised were $26,382 and $61,382 for the quarter ended July 28, 2006 and July 29, 2005, respectively. We received $19,320 and $36,450 from the exercise of stock options for the quarter ended July 28, 2006 and July 29, 2005, respectively.

The following table summarizes our non-vested shares (restricted stock awards) as of July 28, 2006:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at April 30, 2006	228	$27.58
Awards granted	—	—
Awards vested	(51)	$20.49
Awards canceled/expired/forfeited	—	—

Non-vested at July 28, 2006	177	$29.62

Although non-vested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the quarter ended July 28, 2006 was $1,516. There was $26,044 of total unrecognized compensation as of

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 28, 2006 related to restricted stock awards. The unrecognized compensation will be amortized over a weighted-average period of 3.1 years.

The following table summarizes information about stock options outstanding under all option plans as of July 28, 2006:

	Options Outstanding
		Weighted
		Average		Options Exercisable
	Number	Remaining	Weighted		Weighted
	Outstanding at	Contractual	Average		Average
	July 28,	Life	Exercise	Number	Exercise
Range of Exercise Prices	2006	(In Years)	Price	Exercisable	Price

$ — $ —	798	1.93	—	—	—
0.02 4.51	4,310	2.79	3.08	3,672	3.58
4.80 9.99	4,524	5.36	9.12	4,053	9.03
10.24 15.32	7,593	4.48	13.25	7,499	13.27
15.71 20.16	10,245	5.64	18.61	8,402	18.67
20.32 24.98	11,027	7.40	22.60	5,704	22.38
25.64 29.83	6,643	8.82	28.51	1,167	28.91
30.88 34.69	12,174	7.74	32.28	2,957	31.83
36.71 46.53	2,490	8.15	38.36	707	41.87
46.56 56.94	4,522	3.82	53.54	4,522	53.54
58.00 122.19	2,999	3.89	89.30	2,999	89.30

$ — $122.19	67,325	6.14	$26.48	41,682	$26.42

Employee Stock Purchase Plan

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual Term	Value

Outstanding at July 28, 2006	767	$27.63	0.34	$1,691
Vested and expected to vest at July 28, 2006	750	$27.63	0.34	$1,654

The total intrinsic value of employee stocks purchases were $10,942 and $8,897 for the quarter ended July 28, 2006 and July 29, 2005, respectively. The compensation cost for options purchased under the ESPP plan was $3,383 for the period ended July 28, 2006. This compensation cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.34 years.

The following table shows the shares issued, and their purchase price per share for the employee stock purchase plan for the six-month period ended May 31, 2006:

Purchase Date	May 31, 2006
Shares issued	889
Purchase price per share	$19.69

5.	Debt

On March 31, 2006, Network Appliance Global LTD. (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”), with the lenders and JPMorgan Chase Bank, National Association, as administrative agent. The Loan Agreement provides for term loan available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The proceeds of

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term loan have been used to finance a dividend from Global to the Company under the American Jobs Creation Act. The Tranche A term loan and Tranche B term loan, together with accrued and unpaid interest, are due in full on the maturity date of March 31, 2008. Loan repayments of $131,267 and $140,867 are due in fiscal 2007 and in fiscal 2008, respectively.

Interest for both the Tranche A and Tranche B term loan accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 5.525% at July 28, 2006.

During the quarter ended July 28, 2006, we made a repayment of $27,866 on the term loan. The Tranche A term loan is secured by certain investments totaling $226,212 as of July 28, 2006 held by Global and the Tranche B term loan is secured by a pledge of accounts receivable by Global’s subsidiary, Network Appliance B.V.

As of July 28, 2006, Global is in compliance with all debt covenants as required by the Loan Agreement.

6.	Short-Term Investments

The following is a summary of investments at July 28, 2006:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$160,536	$—	$—	$160,536
Municipal bonds	3,531	—	56	3,475
Corporate securities	205,534	33	149	205,418
Corporate bonds	476,324	397	4,222	472,499
U.S. government agencies	339,028	2	3,767	335,263
U.S. Treasuries	15,130	—	210	14,920
Money market funds	11,365	—	—	11,365

Total debt and equity securities	1,211,448	432	8,404	1,203,476
Less cash equivalents	147,254	33	74	147,213
Less short-term restricted investments	134,355	—	1,001	133,354	(1)
Less long-term restricted investments	94,683	—	1,825	92,858	(1)

Short-term investments	$835,156	$399	$5,504	$830,051

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of investments at April 30, 2006:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$325,608	$1	$—	$325,609
Municipal bonds	5,024	—	65	4,959
Corporate securities	4,945	—	3	4,942
Corporate bonds	469,135	9	5,339	463,805
U.S. government agencies	286,983	—	3,812	283,171
U.S. Treasuries	20,189	—	386	19,803
Money market funds	472,722	17	114	472,625

Total debt and equity securities	1,584,606	27	9,719	1,574,914
Less cash equivalents	472,224	17	114	472,127
Less short-term restricted investments	138,215	—	1,507	136,708	(2)
Less long-term restricted investments	106,616	—	2,173	104,443	(2)

Short-term investments	$867,551	$10	$5,925	$861,636

(1)	As of July 28, 2006, we have pledged $133,354 and $92,858 of short-term and long-term restricted investments, respectively, for the Tranche A term loan as defined in the Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $1,787 and $3,774, respectively, relating to our foreign rent, custom and service performance guarantee. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of July 28, 2006.

(2)	As of April 30, 2006, we have pledged $136,708 and $104,443 of short-term and long-term restricted investments, respectively, for the Tranche A term loan as defined in Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $1,831 and $3,928, respectively, relating to our foreign rent, custom and service performance guarantee. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of April 30, 2006.

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income which have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 28, 2006:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Municipal bonds	$2,295	$(39)	$1,180	$(17)	$3,475	$(56)
Corporate securities	87,014	(149)	—	—	87,014	(149)
U.S. Treasuries	10,018	(86)	4,902	(124)	14,920	(210)
U.S. government agencies	208,479	(2,291)	123,275	(1,476)	331,754	(3,767)
Corporate bonds	227,542	(1,923)	215,628	(2,299)	443,170	(4,222)

Total	$535,348	$(4,488)	$344,985	$(3,916)	$880,333	$(8,404)

Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred, and there were none as of July 28, 2006. The unrealized losses on these investments at July 28, 2006 were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity given the high credit quality of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired at July 28, 2006.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	July 28,	April 30,
	2006	2006

Purchased components	$12,744	$17,231
Work in process	2,575	744
Finished goods	40,923	46,477

	$56,242	$64,452

8.	Goodwill and Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment in fiscal 2006 and concluded that goodwill was not impaired. In the quarter ended July 28, 2006, there were no indicators that would suggest the impairment of goodwill and intangible assets.

Intangible assets are summarized as follows:

	Amortization	July 28, 2006			April 30, 2006
	Period		Accumulated	Net		Accumulated	Net
	(Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Intangible Assets:
Patents	5	$10,040	$(5,943)	$4,097	$10,040	$(5,448)	$4,592
Existing technology	4 - 5	91,025	(36,163)	54,862	91,025	(32,297)	58,728
Trademarks/tradenames	3 - 6	5,080	(963)	4,117	5,080	(739)	4,341
Customer Contracts/relationships	1.5 - 5	8,620	(2,740)	5,880	8,620	(2,380)	6,240
Covenants Not to Compete	1.5 - 2	9,510	(8,597)	913	9,510	(8,360)	1,150

Total Intangible Assets, Net		$124,275	$(54,406)	$69,869	$124,275	$(49,224)	$75,051

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended
	July 28,	July 29,
	2006	2005

Patents	$495	$495
Existing technology	3,866	1,108
Other identified intangibles	821	1,563

	$5,182	$3,166

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at July 28, 2006, the future amortization expense of identified intangibles for the remainder of fiscal 2007 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount

Remainder of Fiscal 2007	$15,526
2008	19,884
2009	17,466
2010	12,653
2011	4,073
Thereafter	267

Total	$69,869

9.	Derivative Instruments

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

Balance Sheet Exposures.  We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the quarter ended July 28, 2006, net losses generated by hedged assets and liabilities totaled $21 and were offset by gains on the related derivative instruments of $663. For the quarter ended July 29, 2005, net gains generated by hedged assets and liabilities totaled $3,450, and were offset by losses on the related derivative instruments of $3,713.

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

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For the quarter ended July 28, 2006 and July 29, 2005, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 28, 2006, the notional fair values of foreign exchange forward and foreign currency option contracts totaled $172,996.

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

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the quarter ended July 28, 2006 and July 29, 2005 as these options’ exercise prices were above the average market prices in such periods. For the quarter ended July 28, 2006 and July 29, 2005, 25,857 and 17,969 shares of common stock options with a weighted average exercise price of $42.72 and $49.80, respectively, were excluded from the diluted net income per share computation.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	July 28,	July 29,
	2006	2005

Net Income (Numerator):
Net income, basic and diluted	$54,670	$60,120

Shares (Denominator):
Weighted average common shares outstanding	374,315	367,842
Weighted average common shares outstanding subject to repurchase	(446)	(404)

Shares used in basic computation	373,869	367,438
Weighted average common shares outstanding subject to repurchase	446	404
Common shares issuable upon exercise of stock options	17,004	18,541

Shares used in diluted computation	391,319	386,383

Net Income Per Share:
Basic	$0.15	$0.16

Diluted	$0.14	$0.16

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stockholders’ Equity

Stock Repurchase Program

Through July 28, 2006, the Board of Directors had authorized the repurchase of up to $650,000 in shares of our outstanding common stock. Share repurchase activities for the quarter ended July 28, 2006 and July 29, 2005, were as follows:

	Three Months Ended
	July 28, 2006	July 29, 2005

Shares repurchased	6,561	3,262
Cost of shares repurchased	$220,000	$95,543
Average price per share	$33.53	$29.29

Since the inception of the stock repurchase program through July 28, 2006, we have purchased a total of 38,557 shares of our common stock at an average price of $26.92 per share for an aggregate purchase price of $1,037,983. At July 28, 2006, $185,656 remained available for repurchases under the plan. The stock repurchase program may be suspended or discontinued at any time.

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
	July 28,	July 29,
	2006	2005

Net income	$54,670	$60,120
Currency translation adjustment	651	(1,838)
Unrealized gain (loss) on investments	1,741	(4,106)
Unrealized gain on derivatives	968	1,617

Comprehensive income	$58,030	$55,793

The components of accumulated other comprehensive loss were as follows:

	July 28,	April 30,
	2006	2006

Accumulated translation adjustments	$1,018	$367
Accumulated unrealized loss on derivatives	(783)	(1,751)
Accumulated unrealized loss on available-for-sale investments	(7,973)	(9,714)

Total accumulated other comprehensive loss	$(7,738)	$(11,098)

12.	Restructuring Charges

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of July 28, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina. Of the reserve balance at July 28, 2006, $724 was included in other accrued liabilities and the remaining $1,975 was classified as long-term obligations.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the quarter ended July 28, 2006, we recorded a reduction in restructuring reserve of $74 resulting from change in estimate of our third restructuring plan.

	Facility Accrual	Severance-Related	Total

Reserve balance at April 30, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Adjustments	(1,256)	—	(1,256)
Cash payments	(862)	(521)	(1,383)

Reserve balance at April 30, 2006	$2,666	$338	$3,004
Restructuring (recoveries) charges	—	(74)	(74)
Cash payments	(149)	(82)	(231)

Reserve balance at July 28, 2006	$2,517	$182	$2,699

13.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109) and substantially changes the applicable accounting model. FIN No. 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. We are required to adopt FIN No. 48 for fiscal years beginning after May 1, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

The following summarizes our commitments and contingencies at July 28, 2006, and the effect such obligations may have on our future periods:

	Remainder of
	2007	2008	2009	2010	2011	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$12,939	$16,787	$16,365	$13,624	$11,234	$30,812	$101,761
Real estates lease payments(2)	—	1,382	2,368	2,368	2,368	36,080	44,566
Equipment operating lease payments(3)	5,458	6,664	4,634	235	6	—	16,997
Venture capital funding commitments(4)	300	345	333	320	308	26	1,632
Capital Expenditures(5)	11,155	1,702	—	—	—	—	12,857
Communications & Maintenance(6)	7,003	5,276	1,876	326	41	—	14,522

Total Contractual Cash Obligations	$36,855	$32,156	$25,576	$16,873	$13,957	$66,918	$192,335

	Remainder of
	2007	2008	2009	2010	2011	Thereafter	Total

Other Commercial Commitments:
Lines of Credit(7)	$1,956	$—	$—	$—	$—	$345	$2,301

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are leased under operating leases which expire through fiscal 2016. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $20 has been included as a reduction of the payment amounts shown in the table. Rent operating lease payments in the table exclude lease payments which are accrued as part of our fiscal 2002 restructurings and include only rent lease commitments that are over one year.

(2)	On December 16, 2005, we entered into financing, construction and leasing arrangements with BNP Paribas LLC (“BNP”) for office space to be located on land currently owned by us in Sunnyvale, California. This arrangements requires us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38,500. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (6.15% at July 28, 2006) on the cost of the facilities. We expect to begin paying lease payments on the completed buildings on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: we may (i) purchase the building from BNP for $38,500, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32,725, and be liable for any deficiency between the net proceeds received from the third party and $32,725, or (iii) pay BNP a supplemental payment of

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$32,725, in which event, we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing 2 year period.

Included in the above contractual cash obligations are (a) lease commitments of $1,382 in fiscal 2008, $2,368 in each of the fiscal years 2009, 2010, 2011, 2012 and $987 in fiscal 2013, which are based on the LIBOR rate at July 28, 2006 for a term of 5 years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $32,725 in the event that we elect not to purchase or arrange for a sale of the building.

The lease also requires us to maintain specified financial covenants with which we were in compliance as of July 28, 2006. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

(3)	Equipment operating leases include servers and IT equipment used in our Engineering labs and data centers.

(4)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

As of July 28, 2006, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $172,996. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options only.

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through pre-existing relationships with the customers. We sell our products directly to the leasing company, and the lease arrangement is made between our customer and the leasing company. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenue on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company come due. As of July 28, 2006 and July 29, 2005, the maximum recourse exposure under such leases totaled approximately $7,779 and $8,271, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our expectation that revenue from the FAS3000 and FAS6000 series continue to increase and revenue from the FAS900 series and NearStore® R200 series to continue to decline for the remainder of fiscal 2007; (2) our belief that high-performance computing customers can leverage our Data ONTAP® GX to achieve higher performance and scalability; (3) our expectation that impact on earnings from NetCache® transaction to be negligible; (4) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market; (5) our anticipation that we will experience further price decline per petabyte for our products; (6) our expectation that our future gross margins will be negatively affected by factors such as global service investment cost; competition, indirect sales including OEM, high disk content partially offset by new product introductions and enhancements and product and add-on software mix; (7) our belief that that our new emerging products for the small and medium business market will further expand our market opportunity; (8) our plan to broaden our total addressable market and extend our product lines into adjacent spaces; (9) our plan to invest in the people, processes and systems necessary to best optimize our revenue growth; (10) our belief that the final resolution of the tax audits will not have a material adverse effect on our results of operations and cash flows; (11) our estimate that the impact of adopting SFAS No. 123R will have on our earnings per share; (12) our belief that close to two-thirds of all ATA shipped on our FAS storage systems are used in secondary storage; (13) our expectation that higher disk content associated with high-end storage systems will negatively affect our gross margin in the future; (14) our estimates of future intangibles amortization expense relating to our acquisitions; (15) our expectation that service margin will experience some variability as we continue to build our service infrastructure; (16) our estimates of future amortization of patents, trademarks, tradenames, customer contracts and relationships (17) our expectation to continue to selectively add sales capacity; (18) our expectation that we will increase our sales and marketing expenses commensurate with future revenue growth; (19) our belief that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements; (20) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (21) our intention to continuously broaden our existing product offerings and introduce new products; (22) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2007; (23) our belief that our general and administrative expenses will increase in absolute terms in the remainder of fiscal 2007; (24) our estimates regarding future amortization of covenants not to compete; (25) our expectation that interest income will increase for the remainder of fiscal 2007; (26) our expectation that cash provided by operating activities may fluctuate in future periods; (27) the possibility we may receive less cash from stock option exercises if patterns change; (28) our expectations regarding our contractual cash obligations and other commercial commitments at July 28, 2006 for the remainder of fiscal 2007 and thereafter; (29) our expectation regarding the complete construction of our building under the BNP lease and the estimates regarding future minimum lease payments under the lease term; (30) our belief that capital expenditures will increase consistent with our business growth; (31) our expectation that our existing facilities and those currently being developed, will be sufficient for our needs for at least the next two years and that our contractual commitments, and any required capital expenditures over the next few years will be funded through cash from operations and existing cash and investments; (32) our expectation that we will incur higher capital expenditures in the near future to expand our operations; (33) our belief that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next 12 months, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

First Quarter Fiscal 2007 Overview

Our revenues for the quarter ended July 28, 2006 were $621.3 million, a 38.6% increase over the same period a year ago. Revenue growth occurred across all major geographies. The net increase in revenues year over year was attributable to increased software licenses and software subscriptions, increased service revenue, an expanded portfolio with new products and solutions for the enterprise, partially offset by lower cost-per-megabyte disks, and a decline in shipments and lower average selling prices of our older generation products.

We experienced a continued decline in the older FAS900 series systems, which were more than offset by our new product lines. Units shipped of the FAS3000 increased 528.4% year over year, and the average capacity on revenue units of the FAS3000 series increased almost 95.3% year over year. We began shipping the FAS6000 series, which contributed 4.0% of our total revenue in the first quarter of fiscal 2007. We expect revenue from the FAS3000 and FAS6000 series to increase and revenue from the FAS900 series and NearStore R200 series to continue to decline in fiscal 2007. We recently announced the availability of our new Data ONTAP GX operating system, our next generation operating system, which combines the global namespace functionality of SpinOS (acquired through the Spinnaker Networks® acquisition) with the key data management, performance, and high-availability features of Data ONTAP 7G. Coupled with the new FAS6070 and/or FAS3050 systems, we believe that high-performance computing (HPC) customers can leverage the clustered file system technology inherent in Data ONTAP GX to achieve higher performance and scalability.

During our first quarter of fiscal 2007, our total storage shipped increased to 73 petabytes, a 105.3% increase from the 35 petabytes shipped in the same quarter a year ago. Data protection, disaster recovery, archival and compliance requirements all contributed to the increase in petabytes shipped, particularly in ATA drives. ATA drives accounted for 60.7% of this increase, increasing to 54.2% of total petabytes shipped from 47.4% in the same prior year period.

On June 22, 2006, we agreed to sell NetCache to Blue Coat Systems, Inc. (“Blue Coat”). NetCache contributed 3.0% of total revenue in the first quarter of fiscal 2007 compared to 3.3% the same period in the prior year. We will continue to recognize revenue from our NetCache deferred revenue even after the sale of the NetCache assets is complete. In addition, we will also continue to support our existing NetCache customers’ service contracts for the life of their contracts. We expect the impact on earnings from this transaction to be negligible.

We believe that our strategic investments are targeted at some of the strongest growth areas of the storage market, such as modular storage, data protection, data retention, data security, iSCSI, and grid computing. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, our business could be materially adversely affected. Revenue growth in the first quarter of fiscal 2007 has occurred while the market for our storage products and solutions has grown more competitive with downward pricing pressures that could negatively impact our future revenue growth rate and our future gross margins. We anticipate and continue to experience further price declines per petabyte for our products which may have an adverse impact on our future gross margins if not offset by favorable software mix and higher average selling prices associated with new products. According to International Data Corporation’s (IDC) Worldwide Disk Storage Systems 2006-2010 Forecast and Analysis, May 2006, IDC predicts that the average dollar per petabyte (PB) will drop from $8.5/PB in 2006 to $1.8/PB in 2010. At the same time, we also expect our future gross margins to be negatively affected by factors such as global service investment cost; competition, indirect sales including OEM, high disk content partially offset by new product introductions and enhancements and product and add-on software mix.

Continued revenue growth is dependent on the introduction and market acceptance of our new products. We believe that our new emerging products such as Decru®, Virtual Tape Library, and StoreVaulttm S500 for the small and medium business market will further expand our market opportunity. We plan to broaden our total addressable market and extend our product lines into adjacent spaces. If we fail to timely introduce new products or successfully integrate acquired technology into our existing architecture, or if there is no or reduced demand for these or our current products, we may experience a decline in revenue. We plan to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

First Quarter Fiscal 2007 Financial Performance

•	Our revenues for the quarter ended July 28, 2006 were $621.3 million, a 38.6% increase over the same period a year ago. This represented an increase of 3.9% sequentially over the last quarter. Our revenue growth was driven by the adoption of our enterprise storage products, the FAS3000 and FAS6000 series, secondary storage for compliance applications, and the Decru security and encryption solutions.

•	Our overall gross margins decreased to 60.0% in the quarter ended July 28, 2006 from 61.0% in the same period a year ago. The decline in our gross margin was primarily attributable to the impact of the adoption of SFAS No. 123R and the related stock compensation expenses, partially offset by a higher add-on software mix, favorable production costs, and improved services margins.

•	Cash, cash equivalents and short-term investments decreased to $1,272.4 million, compared to $1,322.9 million as of April 30, 2006, due primarily to cash repurchases of our common stock of $220.0 million, partially offset by cash generated from operations. Days sales outstanding decreased to 55 days as of July 28, 2006 compared to 63 days as of April 30, 2006, reflecting more linear shipments. Inventory turns were 17.3 times and 14.7 times as of July 28, 2006 and April 30, 2006, respectively, due to higher inventory associated with the new FAS6000 launch in the fourth quarter of fiscal 2006 and increased shipments of this product in the first quarter of fiscal 2007. Deferred revenue increased to $743.2 million as of July 28, 2006 from $681.5 million reported as of April 30, 2006 due to higher software subscription and service billings attributable to the increase in larger enterprise customers. Capital purchases of plant, property and equipment for the first quarters of fiscal 2007 and 2006 were $23.1 million and $33.5 million, respectively, reflecting continued capital investment to meet our business growth.

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

We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in Note 3 to the Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

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

Revenue Recognition and Allowances

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. We recognize revenue when:

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

Our multiple element arrangements include our systems and generally may also include one or more of the following undelivered elements: installation services, software subscriptions, premium hardware maintenance and storage review services. If the arrangement contains both software-related and non-software related elements, we allocate revenue to the non-software elements based on objective and reliable evidence of fair value in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. Non-software elements are items for which the functionality of the software is not essential to its performance; the non-software related elements in our arrangements may consist of storage optimization reviews (which are only sold within a bundled offering that also contains software-related services), technical consulting and/or installation services. For undelivered software-related elements, we apply the provisions of SOP 97-2 and determine fair value of these undelivered software-related elements based on vendor specific objective evidence which for us consists of the prices charged when these services are sold separately.

For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

Our software subscriptions entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenue from software subscriptions and premium hardware maintenance services is recognized ratably over the contractual term, generally one to three years; standard hardware warranty costs are considered an obligation under SFAS No. 5, Accounting for Contingencies and are expensed to cost of revenues when revenue is recognized. We also offer extended service contracts (which may include standard warranty as well as premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. When storage optimization reviews are sold as a bundled element with our software subscriptions and premium hardware maintenance services, the revenue is recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory.

If vendor specific evidence cannot be obtained to determine fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized as these elements are delivered. This would have a material effect on the timing of product revenues.

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, changes in customer demand, current trends, and our expectations regarding future experience. Reductions to revenue associated with sales returns include consideration of historical sales levels, the timing and magnitude of historical sales returns and a projection of this experience into the future. We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust them for future expectations to determine the adequacy of our current and future reserve needs. Our reserve levels have been sufficient to cover actual returns and have not required material changes in subsequent periods. While we currently have no expectations for significant changes to these reserves, if actual future returns and allowances differ from past experience, additional allowances may be required.

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debt is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of allowance for doubtful accounts estimate by reviewing past collectibility and adjust it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses. Our allowance for doubtful accounts as of July 28, 2006 was $2.6 million, compared to $2.4 million as of April 30, 2006. During the year ended April 30, 2006, we reduced our reserve by $1.5 million due to overall improvement in our collections history. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Goodwill and Intangibles

Identifiable intangible assets are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. In addition, a reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins. We currently do not foresee changes to useful lives or write-downs to these assets.

Under our accounting policy we perform an annual review in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values, require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2006, we performed such evaluation and found no impairment. However, any future write-downs of goodwill would adversely affect our operating margins.

As of July 28, 2006, our assets included $487.5 million in goodwill. See Note 8, “Goodwill and Purchased Intangible Assets” to our consolidated financial statements.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $409.0 million as of July 28, 2006, compared to $431.2 million as of April 30, 2006 on certain of our deferred tax assets related to net operating loss carryforwards, conditional royalty carryforwards, and tax credit carryforwards attributable to the exercise of employee stock options, because, under SFAS No. 123R, such amounts should not be realized until they result in a reduction of taxes payable; there was no impact from the adoption of SFAS No. 123R on deferred taxes as we had used a similar methodology for recording our valuation allowance for these amounts in prior years.

We based our provision for income taxes on the expected tax treatment of transactions recorded in our financial statements. In determining our provision for income taxes, we interpret tax legislation in a number of jurisdictions. The provisions for income taxes have not changed significantly from our estimates. Further tax provision adjustments are not expected, but are possible in the event our interpretation of tax legislation differs from that of the tax authorities.

We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted.

Beginning with the fiscal year 2007 implementation of SFAS No. 123R, we may experience adverse impacts to future years’ effective tax rates in the event that we determine that our APIC pool as of the beginning of fiscal year 2007 is not sufficient to cover the impact of future stock compensation shortfalls.

Inventory Write-Downs

Our inventories net balance was $56.2 million as of July 28, 2006, compared to $64.5 million as of April 30, 2006. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We perform an in depth excess and obsolete analysis of our inventory based upon assumptions about future demand and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margins in the period when the written-down inventory is sold. During the past few years, our inventory reserves have generally been sufficient to cover excess and obsolete exposure and have not required material changes in subsequent periods.

We record purchase commitment liabilities with our contract manufacturers and suppliers as a result of changes in demand forecasts or as we transition our products. As of July 28, 2006, we did not have purchase commitment under such arrangements.

We engage in extensive, ongoing product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. We also provide for the estimated cost of known product failures based on known quality issues when they arise. Should actual cost of product failure differ from our estimates, revisions to the estimated liability would be required.

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

Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future. We estimated our facility and severance restructuring reserve to be $2.7 million as of July 28, 2006. Our fiscal 2006 facility restructuring reserve included a $1.0 million adjustment related to the execution of a new sublease agreement for our Tewksbury facility net of related cost.

Impairment Losses on Investments

As of July 28, 2006, our short-term investments have been classified as “available-for-sale” and are carried at fair value. There have been no significant declines in fair value of investments that are considered to be other-than-temporary, for any of the three years in the period ended July 28, 2006. The fair value of our available-for-sale investment reflected in the Consolidated Balance Sheets was $1,056.3 million and $1,102.8 million as of July 28, 2006 and April 30, 2006, respectively. We have not identified any of these declines to be other than temporary as market declines of our investments have been caused by interest rate changes and were not due to credit worthiness. Because we have the ability and intent to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. We have no impairment losses on our available-for-sale investment or investment in privately held companies for quarters ended July 28, 2006 and July 29, 2005.

All of our available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Our investments in privately held companies were $12.1 million and $11.0 million as of July 28, 2006 and April 30, 2006, respectively. For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including, revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities and general market conditions in the investees’ industry.

Accounting for Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment, using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase the Company’s common stock as permitted by SAB No. 107. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R requires us to use estimated forfeitures, and therefore, the adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeitures, the amount of stock compensation expense. Any changes in these highly subjective assumptions may significantly impact the stock compensation expense for the future. Likewise, the shortening of the contractual life of our options could change the estimated exercise behavior in a manner other than currently expected.

We currently estimate that the impact of adopting SFAS No. 123R on our fiscal year ending April 30, 2007 will be between $0.33 and $0.40 per share.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In the quarters ended July 28, 2006 and July 29, 2005, we did not identify or accrue for any loss contingencies. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

New Accounting Standards

See Note 13 of the Consolidated Condensed Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 28,	July 29,
	2006	2005

Revenues:	100.0%	100.0%
Product	74.9	76.0
Software Subscriptions	12.0	12.0
Service	13.1	12.0
Cost of Revenues:
Cost of product	30.3	29.3
Cost of software subscriptions	0.4	0.5
Cost of service	9.3	9.2

Gross margin	60.0	61.0

Operating Expenses:
Sales and marketing	31.4	30.8
Research and development	14.3	11.6
General and administrative	5.2	4.7
Restructuring recoveries	—	(0.3)

Total operating expenses	50.9	46.8

Income from Operations	9.1	14.2
Other Income (Expense), net:
Interest income	2.7	2.0
Interest expense	(0.6)	—
Other income (expense), net	0.1	(0.1)
Net gain on investments	—	—

Total other income, net	2.2	1.9

Income before Income Taxes	11.3	16.1
Provision for Income Taxes	2.5	2.7

Net Income	8.8%	13.4%

Discussion and Analysis of Results of Operations

Total Revenues — Total revenues increased by 38.6% to $621.3 million for the quarter ended July 28, 2006, from $448.4 million for the quarter ended July 29, 2005.

Product Revenues — Product revenues increased by 36.6% to $465.6 million for the quarter ended July 28, 2006, from $340.9 million for the quarter ended July 29, 2005.

Product revenues were impacted by the following factors:

•	increased revenues from our current product portfolio. Product revenue grew $124.7 million year over year, with a $87.1 million increase due to unit volume partially offset by a decrease of $8.9 million due to price and configuration on existing products. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact on these forces is significantly affected by the configuration of systems shipped

•	new products generated $46.5 million in the first quarter of fiscal 2007

•	increased enterprise traction in secondary storage, i.e., data protection, disaster recovery, archival and compliance requirements contributed to the increase in our petabytes shipped with ATA drives increased to 54.2% of total petabytes shipped from 45.3% in the same quarter a year ago. The new 500 gigabit ATA drives, introduced in the fourth quarter of fiscal 2006, contributed 31.1% of the total capacity shipped this quarter. We believe that approximately two-thirds of all ATA shipped on our FAS storage systems are used in secondary storage

•	increased sales through indirect channels, including sales through our resellers, distributors and OEM partners, represented 55.7% and 50.4% of total revenues for the quarter ended July 28, 2006 and July 29, 2005, respectively

•	lower-cost-per-megabyte storage which is a significant component of our hardware costs. As performance has improved on these devices, the related sales price we can charge per megabyte of storage has decreased as well. Our average revenue per petabyte (PB) has decreased from $8.0/PB in the first quarter of calendar 2005 to $5.1/PB in the first quarter of calendar 2006, and

•	revenues for our older products declined by $107.6 million year over year, primarily due to a decline in revenue and unit sales of FAS900 series systems by 58.8% and 62.0%, respectively. NearStore systems decreased by 46.2% in revenue and 56.5% in unit sales year over year. In addition, revenue also declined by $4.1 million year over year due to products that we no longer ship in the first quarter of fiscal 2007.

Our systems are highly configurable because of customer requirements in the open systems storage markets we serve. As a result, the wide variation in customized configuration can significantly impact revenue, cost of revenues, and gross margin performance. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact on these forces is significantly affected by the configuration of systems shipped.

While revenues generated from IBM and Decru accounted for 2.8% and 2.5% of total revenue, respectively, for quarter ended July 28, 2006, we cannot assure you that IBM and Decru will continue to contribute meaningful revenue in future quarters. We also cannot assure you that we will be able to maintain or increase market demand for our products.

Software Subscriptions Revenues — Software subscriptions revenues increased by 39.3% to $74.8 million for the quarter ended July 28, 2006, from $53.7 million for the quarter ended July 29, 2005 due primarily to a larger installed base of renewals, upgrades and an increased number of new enterprise customers. Software subscriptions revenues represented 12.0% of total revenues for both quarter ended July 28, 2006 and July 29, 2005.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 50.3% to $80.8 million for the quarter ended July 28, 2006, from $53.8 million in the quarter ended July 29, 2005.

The increase in absolute dollars was due to the following factors:

•	professional service revenue increased by 49.8% to $28.7 million in the quarter ended July 28, 2006 from $19.2 million in the quarter ended July 29, 2005

•	an increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages than our non-enterprise customers

•	a growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers

While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2007.

A large portion of our service revenues is deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 13.1% and 12.0% of total revenues for the quarter ended July 28, 2006 and July 29, 2005, respectively.

International total revenues — International total revenues (including United States exports) increased by 47.6% for the quarter ended July 28, 2006 as compared to the same period in fiscal 2006. Total revenues from Europe were $194.9 million, or 31.4% of total revenues for the quarter ended July 28, 2006, compared to $127.0 million, or 28.3% of total revenues for the quarter ended July 29, 2005. Total revenues from Asia were $73.3 million, or 11.8% of total revenues for the quarter ended July 28, 2006, compared to $54.7 million, or 12.2% of total revenues for the quarter ended July 29, 2005. The increase in international sales was primarily driven by the same factors outlined under the Total Revenue discussion, as compared to the same period in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2007.

Product Gross Margin — Product gross margin decreased to 59.6% for the quarter ended July 28, 2006, from 61.4% for the same period in fiscal 2006.

Product gross margin was negatively impacted by:

•	sales price reductions due to competitive pricing pressure and selective pricing discounts

•	increased sales through certain indirect channels, which may have lower gross margins than our direct sales in certain geographic regions

•	higher disk content with an expanded storage capacity for the higher-end filers and NearStore systems, as resale of disk drives generates lower gross margin

Product gross margin was favorably impacted by:

•	favorable add-on software mix with software licenses increasing by 44.0% in first quarter of fiscal 2007 compared to first quarter of fiscal 2006

•	better disk utilization rates associated with sales of higher-margin management software products like FlexClonetm and FlexVoltm that run on the Data ONTAP 7G operating system allowing customers to buy less disk storage.

We expect higher disk content associated with high-end storage systems will negatively affect our gross margin in the future if not offset by increases in software revenue and new higher-margin products.

Stock compensation included in cost of product revenues was $0.7 million for the quarter ended July 28, 2006. Amortization of existing technology included in cost of product revenues was $3.9 million and $1.1 million for the quarter ended July 28, 2006 and July 29, 2005, respectively. Estimated future amortization of existing technology to cost of product revenues will be $11.6 million for the remainder of fiscal 2007, $15.5 million for fiscal year 2008, $14.7 million for fiscal year 2009; $10.3 million for fiscal year 2010; $2.8 million for fiscal year 2011; and none thereafter.

Software Subscriptions Gross Margin — Software subscriptions gross margins increased slightly to 96.9% for the quarter ended July 28, 2006, from 95.8% for the quarter ended July 29, 2005 due primarily to improved headcount utilization and larger installed base renewals, upgrades and an increasing number of new enterprise customers.

Service Gross Margin — Service gross margin increased to 28.3% for the quarter ended July 28, 2006 as compared to 23.5% in the same period in fiscal 2006. Cost of service revenue increased by 40.8% to $58.0 million for the quarter ended July 28, 2006, from $41.2 million for the quarter ended July 29, 2005. Stock compensation of $2.6 million was included in the cost of service revenue for the quarter ended July 28, 2006.

The improvement in service gross margin for the first quarter ended July 28, 2006 compared to the same quarter in fiscal 2006 was primarily due to an increase in services revenue and improved headcount utilization, partially offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margin will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In fiscal 2007, we expect service margin to experience some variability over time as we continue to build out our service capability and capacity to support our growing enterprise customers and new products.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 41.9% to $195.5 million for the quarter ended July 28, 2006, from $137.8 million for the same period a year ago. These expenses were 31.4% and 30.8% of total revenues for the first quarters of fiscal 2007 and fiscal 2006, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions and stock compensation expenses recognized under adoption of SFAS No. 123R.

Stock compensation included in sales and marketing expenses for the quarter ended July 28, 2006 was $18.7 million. Deferred compensation expenses related to stock options and restricted stocks assumed in acquisitions was $0.5 million for the quarter ended July 29, 2005. Amortization of Spinnaker trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $0.6 million and $0.2 million for quarter ended July 28, 2006 and July 29, 2005, respectively. Estimated future amortization of trademarks, tradenames, customer contracts and relationships included in sales and marketing expenses will be $1.7 million for the remainder of fiscal 2007, and $2.2 million for fiscal 2008, 2009, 2010 and $1.3 million for fiscal 2011.

Sales and marketing headcount increased to 2,044 at July 28, 2006 from 2,010 at July 29, 2005. We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, non-recurring engineering charges, fees paid to outside consultants and amortization of capitalized patents.

Research and development expenses increased 70.0% to $88.7 million for the quarter ended July 28, 2006 from $52.2 million for the same period ended July 29, 2005. These expenses represented 14.3% and 11.6% of total revenues for the first quarters of fiscal 2007 and 2006, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, and stock-based compensation recognized under adoption of SFAS No. 123R. Research and development headcount increased to 1,292 as of July 28, 2006 compared to 886 as of July 29, 2005. For both quarters ended July 28, 2006 and July 29, 2005, no software development costs were capitalized.

Stock compensation included in research and development expenses for the quarter ended July 28, 2006 was $13.9 million. Deferred compensation expenses related to stock options and restricted stocks assumed in acquisitions was $1.4 million for quarter ended July 29, 2005. Included in research and development expenses is capitalized patents amortization of $0.5 million for both the quarter ended July 28, 2006 and July 29, 2005, respectively. Based on capitalized patents recorded at July 28, 2006, estimated future capitalized patents amortization expenses for the remainder of fiscal 2007 will be $1.5 million, $2.0 million for fiscal years 2008, $0.5 million in fiscal 2009, $0.2 million in fiscal 2010, and none thereafter.

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

We believe that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2007, primarily due to ongoing costs associated with the development of new products and technologies, projected headcount growth and the operating impact of potential future acquisitions as compared to fiscal 2006.

General and Administrative — General and administrative expenses increased 52.8% to $32.4 million for the quarter ended July 28, 2006, from $21.2 million for the same period ended July 29, 2005. These expenses represented 5.2% and 4.7% of total revenues for the first quarters of fiscal 2007 and 2006, respectively. This increase in absolute dollars was primarily due to higher legal expenses and professional fees for general corporate matters, including patents, higher performance-based payroll expenses due to higher profitability and higher headcount growth and stock-based compensation recognized under SFAS No. 123R.

General and administrative headcount increased to 614 at July 28, 2006 from 457 at July 29, 2005. We believe that our general and administrative expenses will increase in absolute dollars for fiscal 2006 due to projected general and administrative headcount growth. Stock compensation included in general and administrative expenses for the quarter ended July 28, 2006 was $7.1 million. Deferred compensation expenses related to stock options and restricted stocks assumed in acquisitions was $0.2 million for the quarter ended July 29, 2005. Amortization of covenants not to compete included in general and administrative expenses was $0.2 million and $1.4 million for the quarter ended July 28, 2006 and July 29, 2005, respectively. Estimated future amortization of covenants not to compete relating to our acquisitions will be $0.7 million in the remainder of fiscal 2007, $0.2 million for fiscal year 2008, and none thereafter.

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of July 28, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the quarter ended July 28, 2006, we recorded a reduction in restructuring reserve of $0.1 million resulting from change in estimate of our third restructuring plan.

Of the reserve balance at July 28, 2006, $0.7 million was included in other accrued liabilities and the remaining $2.0 million was classified as long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

The following analysis sets forth the changes in the restructuring reserve for the three months ended July 28, 2006 (in thousands):

	Facility Accrual	Severance-Related	Total

Reserve balance at April 30, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Adjustments	(1,256)	—	(1,256)
Cash payments	(862)	(521)	(1,383)

Reserve balance at April 30, 2006	$2,666	$338	$3,004
Restructuring (recoveries) charges	—	(74)	(74)
Cash payments	(149)	(82)	(231)

Reserve balance at July 28, 2006	$2,517	$182	$2,699

Interest Income — Interest income was $16.7 million and $9.0 million for the quarter ended July 28, 2006 and July 29, 2005, respectively. The increase in interest income was primarily driven by higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2007 as a result of rising average interest rates and cash and invested balances in a higher interest-rate portfolio environment.

Interest Expense — Interest expense was $3.9 million and $0.1 million for the quarter ended July 28, 2006 and July 29, 2005, respectively. The increase in fiscal 2007 was primarily due to interest incurred in connection with our debt.

Other Income (Expense), Net — Other Income (Expense), Net, included net exchange gains from foreign currency transactions of $0.8 million for the quarter ended July 28, 2006, and net exchange losses from foreign currency transactions of $0.2 million for the quarter ended July 29, 2005. We believe that period-to-period changes in foreign exchange gain or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision for Income Taxes — For the quarter ended July 28, 2006, we applied an annual effective tax rate of 22.0% to pretax income versus 16.9% for the comparable period in the prior year. The increase to the effective tax rate for fiscal year 2007 is attributable to the impacts of SFAS No. 123R. These rates reflect a favorable foreign tax ruling for our principal European subsidiary. Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated income, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, and other sources and uses of cash flow on our liquidity and capital resources.

Balance Sheet and Operating Cash Flows

As of July 28, 2006, as compared to April 30, 2006, our cash, cash equivalents, and short-term investments decreased by $50.5 million to $1,272.4 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital decreased by $72.2 million to $1,043.8 million as of July 28, 2006, compared to $1,116.0 million as of April 30, 2006.

During the quarter ended July 28, 2006, we generated cash flows from operating activities of $164.6 million, as compared with $139.0 million in the same period in fiscal 2006. We recorded net income of $54.7 million in the first quarter fiscal 2007 as compared to $60.1 million in the same period in fiscal 2006. A summary of the significant changes in noncash adjustments affecting net income is as follows:

•	Stock-based compensation expense was $43.0 million in first quarter of fiscal 2007, compared to $2.0 million in the same period a year ago. The increase is attributed to the adoption of SFAS No. 123R.

•	Depreciation expense was $18.7 million and $14.8 million in the first quarters of fiscal 2007 and 2006, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles was $4.7 million and $2.7 million in the first quarters of fiscal 2007 and 2006, respectively. The increase was attributed to the Decru acquisition.

In addition to net income and noncash adjustments in the quarter ended July 28, 2006, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	An increase in deferred revenues of $61.9 million in the first quarter of fiscal 2007, due to higher software subscription and service billings attributable to the increase in larger enterprise customers, as well as renewals of existing maintenance agreements in the first quarter of fiscal 2007. The increase in deferred revenue of $36.7 million in the first quarter of fiscal 2006 was due to higher software subscription and service billings resulting from increased enterprise penetration;

•	Net inventory change for the first quarter of fiscal 2007 was relatively flat. The increase of $5.0 million in the first quarter of fiscal 2006 was due primarily to ramping up of purchased components in anticipation of revenue growth; and

•	Decrease in accounts receivable of $38.2 million in the first quarter of fiscal 2007 was due to more linear shipments. Decrease in accounts receivable of $57.9 million in the first quarter of fiscal 2006 was due primarily to product transition issues resulting in a revenue shortfall.

The above factors were partially offset by the effects of:

•	Accrued compensation and related benefits decrease by $39.0 million and $32.4 million in the first quarters of fiscal 2007 and 2006, respectively. The changes for both periods were due to payout of commission and performance-based payroll expenses accrued in the last quarter of each fiscal year and paid in the first quarter of each subsequent fiscal year; and

•	Decrease in income taxes payable of $6.9 million in the first quarter of fiscal 2007 was attributed to tax payments of $22.5 million, which included an $18.7 million federal income tax payment made for the fiscal year 2006 tax year relating to the income tax on the foreign dividend repatriation, partially offset by the first quarter tax provision of $15.4 million. Income tax payable increased $9.6 million in the first quarter of fiscal 2006, primarily due to tax provision of $12.3 million, partially offset by tax payments of $2.0 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for the quarter ended July 28, 2006 were $23.1 million as compared to $33.5 million in the same period a year ago. We received net proceeds of $32.0 million and used net proceeds of $8.8 million in the quarter ended July 28, 2006 and July 29, 2005, respectively, for net purchases/redemptions of short-term investments. We redeemed $16.3 million of restricted investment and its interest income pledged with JP Morgan Chase to repay the Tranche A term loan with JP Morgan Chase. (See Note 5.) Investing activities in the quarter ended July 28, 2006 also included new investments in privately held companies of $1.2 million. In the quarter ended July 29, 2005, we acquired Alacritus for a purchase price of approximately $13.7 million, including assumed options, cash payments of $11.0 million and related transaction costs.

Cash Flows from Financing Activities

We used $207.5 million and $45.2 million in the quarters ended July 28, 2006 and July 29, 2005, respectively, from net financing activities, which included repayment of debt, and sales of common stock related to employee stock transactions net of common stock repurchases. We made a repayment of $27.9 million for our debt during the quarter ended July 28, 2006. We repurchased 6.6 million and 3.3 million shares of common stock at a total of $220.0 million and $95.5 million during quarter ended July 28, 2006 and July 29, 2005, respectively. Other financing activities provided $36.8 million and $50.8 million in the quarter ended July 28, 2006 and July 29, 2005, respectively, which related to sales of common stock related to employee stock transactions. Tax benefits, related to tax deductions in excess of the compensation cost recognized, of $4.5 million was presented as financing cash flows for the quarter ended July 28, 2006 in accordance with SFAS No. 123R. During the quarter ended July 28, 2006 and July 29, 2005, we withheld $1.0 million and $0.4 million, respectively, from certain employees’ exercised shares of their restricted stock to reimburse for federal, state, and local withholding taxes obligations.

The change in cash flow from financing was primarily due to the effects of higher common stock repurchases partially offset by proceeds from the issuance of common stock under employee programs compared to the same period in the prior year. Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary.

Other Factors Affecting Liquidity and Capital Resources

The American Jobs Creation Act of 2004 (“the Jobs Act”) created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. We remitted $18.7 million related to the federal portion of the tax liability during the first quarter of fiscal 2007.

For the quarters ended July 28, 2006 and July 29, 2005, the income tax benefit associated with dispositions of employee stock transactions was $30.0 million and $16.3 million, respectively. Of the $30.0 million, $8.4 million relates to tax benefits generated from stock option exercises during the first quarter of fiscal 2007 while the remaining $21.6 million relates to a reduction of accrued income taxes payable due to the utilization of net operating loss carryovers generated from stock options in prior years. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

On June 22, 2006, we entered into an asset purchase agreement with Blue Coat Systems, Inc. (“Blue Coat”). In connection with the transaction, we have agreed to sell to Blue Coat certain assets related to our NetCache business in exchange for consideration to consist of $23.9 million in cash and 360,000 shares of Blue Coat common stock. This transaction is expected to close within 90 days of announcement, subject to customary closing conditions.

Stock Repurchase Program

Through July 28, 2006, the Board of Directors had authorized the repurchase of up to $650.0 million in shares of our outstanding common stock. At July 28, 2006, $185.7 million remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

Debt

In March 2006, we received proceeds of the term loan totaling $300.0 million to finance a dividend under the Jobs Act. (See Note 5). The loan repayments of $131.3 million and $140.9 million are due in the remainder of fiscal 2007 and fiscal 2008, respectively. This debt was collateralized by restricted investments totaling $226.2 million, as well as certain foreign receivables as of July 28, 2006. In accordance with the payment terms of the loan agreement, interest payments will be approximately $9.1 million and $4.7 million in the remainder of fiscal 2007 and fiscal 2008, respectively. As of July 28, 2006, we are in compliance with the liquidity and leverage ratio as required by the Loan Agreement with the lenders.

Contractual Cash Obligations and Other Commercial Commitments

The following summarizes our contractual cash obligations and commercial commitments at July 28, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$12,939	$16,787	$16,365	$13,624	$11,234	$30,812	$101,761
Real estates lease payments(2)	—	1,382	2,368	2,368	2,368	36,080	44,566
Equipment operating lease payments(3)	5,458	6,664	4,634	235	6	—	16,997
Venture capital funding commitments(4)	300	345	333	320	308	26	1,632
Capital Expenditures(5)	11,155	1,702	—	—	—	—	12,857
Communications & Maintenance(6)	7,003	5,276	1,876	326	41	—	14,522
Restructuring Charges(7)	595	579	603	594	328	—	2,699
Debt(8)	140,344	145,532	—	—	—	—	285,876

Total Contractual Cash Obligations	$177,794	$178,267	$26,179	$17,467	$14,285	$66,918	$480,910

For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, legally binding on us, and subject us to penalties if we cancel the agreement. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal or termination, anticipated actions by management and third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table.

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total

Other Commercial Commitments:
Lines of Credit(9)	$1,956	$—	$—	$—	$—	$345	$2,301

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal 2016. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Sublease income of $0.02 million has been included as a reduction of the payment amounts shown in the table. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (6) below. The net increase in the office operating lease payments was primarily due to a new domestic lease executed with a 10-year term during the first quarter of fiscal 2007.

(2)	On December 16, 2005, we entered into financing, construction and leasing arrangements with BNP Paribas LLC (“BNP”) for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38.5 million. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (6.15% at July 28, 2006) on the cost of the facilities. We expect to begin paying lease payments on the completed buildings on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

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

Included in the above contractual cash obligations are (a) lease commitments of $1.4 million in fiscal 2008, $2.4 million in each of the fiscal years 2009, 2010, 2011, 2012 and $1.0 million in fiscal 2013, which are based on the LIBOR rate at April 30, 2006 for a term of 5 years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $32.7 million in the event that we elect not to purchase or arrange for a sale of the building.

The lease also requires us to maintain specified financial covenants with which we were in compliance as of July 28, 2006. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

(3)	Equipment operating leases include servers and IT equipment used in our Engineering labs and data centers.

(4)	Venture capital funding commitments includes a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(8)	Included in these amounts are $300.0 million loan on our Consolidated Balance Sheets under Current portion of long-term debt and Long-term Debt. This amount also includes estimated interest payments of $9.1 million for the remainder of fiscal 2007 and $4.7 million for fiscal 2008. The decrease from April 30, 2006 represented a loan repayment of $27.9 million, plus interest of $3.8 million for the first quarter of fiscal 2007.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

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

Off-Balance Sheet Arrangements

As of July 28, 2006, our financial guarantees of $2.3 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

As of July 28, 2006, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $173.0 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

We have entered into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

We have commitments related to a lease arrangement with BNP for approximately 190,000 square feet of office space to be located on land currently owned by us in Sunnyvale, California (as further described above under “Contractual Cash Obligations and Other Commercial Commitments”). We have evaluated our accounting for this lease under the provisions of FIN No. 46R, and have determined the following:

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

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Assuming this transaction will continue to meet the provisions of FIN No. 46R as new standards evolve over time, our future minimum lease payments under this real estates lease will amount to a total of $44.6 million reported under our Note 14 “Commitments and Contingencies.”

As of July 28, 2006, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table and under the “Off-Balance Sheet Arrangements” section, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We also do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in or relationship with, any special purpose entities.

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

Market Interest and Interest Income Risk

Interest and Investment Income — As of July 28, 2006, we had available-for-sale investments of $1,056.3 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These highly liquid investments, consisting primarily of government, municipal, and corporate debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 28, 2006 would cause the fair value of these available-for-sale investments to decline by approximately $3.9 million. Because we have the ability to hold these investments until maturity we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Lease Commitments — As of July 28, 2006, we have arrangements with BNP to lease our land for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38.5 million. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread. We expect to pay lease payments on the completed buildings from BNP on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at July 28, 2006, would increase our total lease payments under the initial 5-year term by approximately $1.0 million. We do not currently hedge against market interest rate increases. As cash from operating cash flows are invested in a higher interest rate environment, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant increase in market interest rate.

Debt Obligation — We have an outstanding variable rate term loan totaling $272.1 million as of July 28, 2006. Under terms of these arrangements, we expect to pay interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at July 28, 2006, would increase our total interest payments by approximately $1.5 million. We do not currently use derivatives to manage interest rate risk.

Equity securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. Accordingly, we could lose all or part of our investment. Our investments in non-marketable equity securities had a carrying amount of $12.1 million as of July 28, 2006 and $11.0 million as of April 30, 2006. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Income.

Foreign Currency Exchange Rate Risk

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at July 28, 2006, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward and currency option contracts outstanding on July 28, 2006 (in thousands):

		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
CAD	Sell	11,708	$10,343	$10,468
ZAR	Sell	24,453	$3,547	$4,037
EUR	Sell	74,577	$95,235	$94,392
GBP	Sell	12,892	$23,942	$23,510
CHF	Sell	6,664	$5,412	$5,392
ILS	Sell	3,708	$837	$826
AUD	Buy	19,697	$15,085	$14,927
JPY	Buy	105,217	$922	$930
SEK	Buy	11,031	$1,527	$1,504
DKK	Buy	10,641	$1,822	$1,803
NOK	Buy	6,672	$1,081	$1,086
Option contracts:
EUR	Sell	8,000	$10,230	$10,353
GBP	Sell	2,000	$3,729	$3,768

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of July 28, 2006, the end of the fiscal period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of July 28, 2006, we have no purchase commitment under these agreements.

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

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) is owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. If the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

Acquisitions of companies entail numerous risks, and we may not be able to successfully integrate acquired operations and products or realize anticipated synergies, economies of scale, or other value. Integration risks and issues may include, but are not limited to, key personnel retention and assimilation, management distraction, technical development, and unexpected costs and liabilities, including goodwill impairment charges. In addition, we may be unable to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition, and results of operation.

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

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an original equipment manufacturing (OEM) agreement that enables IBM to sell IBM branded solutions based on Network Appliance unified and open network attached storage (NAS) and iSCSI/IP SAN solutions, including NearStore and the NetApp® V-Series Systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM and there is no minimum commitment for any given period of time, and therefore, we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products IBM selects to sell, their release schedule and timing of those products, nor do we control their pricing. Revenues from the IBM relationship were not significant during the first quarter of fiscal 2007 and fiscal year 2006 and accounted for 2.8% and 1.0% of our total consolidated revenue, respectively. In the event that sales through IBM were to gain significant traction, we may experience distribution channel conflicts between our direct sales force and IBM, or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. In addition, since this agreement is relatively new, we do not have a history upon which to base our analysis of its future success.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, or VARs, systems integrators, distributors, OEMs and strategic business partners and derive a significant portion of our revenue from these indirect channel partners. In the first quarter of fiscal 2007, Fujitsu Siemens and our two-tier distribution partners, Arrow and Avnet, accounted for 3.2% and 10.8%, respectively, of our consolidated revenue.

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

We conduct business internationally. For the quarter ended July 28, 2006, 43.2% of our total revenues were from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenue. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows. All balance sheet hedges are marked to market through earnings every quarter, while gains and losses on cash flow hedges are recorded in other comprehensive income until forecasted transactions occur, at which time, such realized gains and losses are recognized in earnings. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

The marketplace for our common stock has fluctuated significantly in the past and will likely continue to do so in the future.

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

Our business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that have increased both our costs and the risk of noncompliance.

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

Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under SFAS No. 123R requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and make a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, R&D and S&M, G&A expenses and stock price. If another party asserts that the fair value of our employee stock options is misstated, securities class action litigation could be brought against us, or the market price of our common stock could decline, or both could occur. As a result, we could incur significant losses, and our operating results may be below our expectations and those of investors and stock market analysts.

Our ability to forecast earnings is limited by the impact of new accounting requirements such as SFAS No. 123R.

The Financial Accounting Standards Board requires companies to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of income. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase the Company’s common stock as permitted by SAB No. 107. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R requires us to use estimated forfeitures, and therefore, the adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeitures, the amount of stock compensation expense. Given the unpredictable nature of the “Black Scholes” variables and other management assumptions such as number of options to be granted, underlying strike price and associated income tax impacts, it is very difficult to estimate stock compensation expense for any given quarter or year. Any changes in these highly subjective assumptions may significantly impact our ability to make accurate forecasts of future earnings.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.

We may from time to time be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment

(“WEEE”) directives. “RoHS” prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. We have met the requirements of the “RoHS” and WEEE directives, including adhering to the July 1, 2006 deadline for meeting “RoHS” material composition restrictions. Similar laws and regulations have been or may be enacted in other regions.

We face increasing complexity in our product design, logistics and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products. Other environmental regulations may require us to reengineer products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to us. Notwithstanding our ability or willingness to reengineer products or pay additional costs, we still may be adversely affected if the materials and components that we need are unavailable to us. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, any noncompliant products may be banned from European markets and our customers may incur liability. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have an adverse effect on us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth activity in the first quarter of fiscal 2007:

			Total Number of
			Shares Purchased	Approximate Dollar Value of
		Average	as Part of	Shares That May Yet be
	Shares	Price Paid	the Repurchase	Purchased Under the
Period	Purchased	per Share	Program(1)	Repurchase Program(2)

April 30 2006 - May 27, 2006	—	$—	31,996,359	$405,655,787
May 28, 2006 - June 24, 2006	5,706,184	$33.44	37,702,543	$214,834,305
June 25, 2006 - July 28, 2006	854,614	$34.14	38,557,157	$185,655,818

Total	6,560,798	$33.53	38,557,157	$185,655,818

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	Through July 28, 2006, the Board of Directors had authorized the repurchase of up to $650,000,000 in shares of our outstanding common stock. At July 28, 2006, $185,655,818 remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

2	.1(6)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(9)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(9)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(15)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(6)	Certificate of Incorporation of the Company.
3	.2(6)	Bylaws of the Company.
3	.3(16)	Certificate of Amendment to the Bylaws of the Company.
4	.1(6)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(14)*	The Company’s amended and Restated Employee Stock Purchase Plan.
10	.2(14)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(7)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5(3)†	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15(5)†	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(8)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(10)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(12)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(11)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(13)*	The Company’s Deferred Compensation Plan.
10	.22(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).

10	.28(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(17)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(17)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(18)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(19)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(20)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(20)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(20)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(20)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(20)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(22)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(7)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(8)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(9)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(10)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(11)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(12)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(14)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(16)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated September 1, 2006.

(17)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: September 5, 2006

EXHIBIT INDEX

2	.1(6)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(9)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(9)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(15)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(6)	Certificate of Incorporation of the Company.
3	.2(6)	Bylaws of the Company.
3	.3(16)	Certificate of Amendment to the Bylaws of the Company.
4	.1(6)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(14)*	The Company’s amended and Restated Employee Stock Purchase Plan.
10	.2(14)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(7)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5(3)†	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15(5)†	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(8)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(10)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(12)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(11)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(13)*	The Company’s Deferred Compensation Plan.
10	.22(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

10	.32(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(17)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(17)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(18)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(19)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(20)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(20)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(20)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(20)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(20)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(22)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(7)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(8)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(9)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(10)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(11)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(12)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.