Form 10-Q
period 2006-10-27
NETWORK APPLIANCE INC
filed 2006-12-06
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2006

or
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Class	Outstanding at November 24, 2006

Common Stock	373,839,160

TRADEMARKS

2006 Network Appliance, Inc. All rights reserved. Specifications subject to change without notice. NetApp, the Network Appliance logo, Data ONTAP, NearStore, NetCache, and Spinnaker Networks are registered trademarks and Network Appliance, FlexClone, and FlexVol are trademarks of Network Appliance, Inc. in the U.S. and other countries. Decru is a registered trademark of Decru, a NetApp company. Microsoft and Windows are registered trademarks of Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Symantec is a trademark of Symantec Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands — unaudited)

	October 27,	April 30,
	2006	2006

ASSETS
Current Assets:
Cash and cash equivalents	$523,338	$461,256
Short-term investments	856,068	861,636
Accounts receivable, net of allowances of $2,625 at October 27, 2006 and $2,380 at April 30, 2006	399,657	415,295
Inventories	56,778	64,452
Prepaid expenses and other assets	42,761	43,536
Short-term restricted cash and investments	124,748	138,539
Deferred income taxes	47,187	48,496

Total current assets	2,050,537	2,033,210
Property and Equipment, net	555,815	513,193
Goodwill	486,355	487,535
Intangible Assets, net	64,687	75,051
Long-Term Restricted Cash and Investments	70,390	108,371
Other Assets	92,424	43,605

	$3,320,208	$3,260,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$122,918	$166,211
Accounts payable	109,392	101,278
Income taxes payable	34,454	51,577
Accrued compensation and related benefits	123,916	129,636
Other accrued liabilities	70,832	69,073
Deferred revenue	472,761	399,388

Total current liabilities	934,273	917,163
Long-Term Debt	70,510	133,789
Long-Term Deferred Revenue	345,821	282,149
Long-Term Obligations	7,052	4,411

Total liabilities	1,357,656	1,337,512

Stockholders’ Equity:
Common stock (414,290 shares at October 27, 2006 and 407,994 shares at April 30, 2006)	414	408
Additional paid-in capital	2,076,799	1,872,962
Deferred stock compensation	—	(49,266)
Treasury stock (42,816 shares at October 27, 2006 and 31,996 shares at April 30, 2006)	(1,181,890)	(817,983)
Retained earnings	1,070,030	928,430
Accumulated other comprehensive loss	(2,801)	(11,098)

Total stockholders’ equity	1,962,552	1,923,453

	$3,320,208	$3,260,965

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts — unaudited)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2006	2005	2006	2005

Revenues:
Product	$481,284	$367,721	$946,895	$708,646
Software subscriptions	82,253	57,055	157,083	110,759
Service	88,986	58,286	169,833	112,059

Total	652,523	483,062	1,273,811	931,464

Cost of Revenues:
Cost of product	186,261	139,284	374,226	270,782
Cost of software subscriptions	2,456	1,820	4,748	4,076
Cost of service	62,499	42,866	120,460	84,028

Total cost of revenues	251,216	183,970	499,434	358,886

Gross margin	401,307	299,092	774,377	572,578

Operating Expenses:
Sales and marketing	204,264	139,229	399,782	277,043
Research and development	90,360	58,143	179,038	110,303
General and administrative	35,217	21,793	67,613	42,989
In process research and development	—	5,000	—	5,000
Restructuring charges (recoveries)	—	645	(74)	(611)
Gain on sale of assets	(25,339)	—	(25,339)	—

Total operating expenses	304,502	224,810	621,020	434,724

Income from Operations	96,805	74,282	153,357	137,854
Other Income (Expense), net:
Interest income	17,478	9,651	34,134	18,699
Interest expense	(5,170)	(3)	(9,042)	(51)
Other income (expenses), net	1,878	(274)	2,657	(498)
Net gain (loss) on investments	(2,000)	68	(2,000)	101

Total other income (expense), net	12,186	9,442	25,749	18,251

Income before Income Taxes	108,991	83,724	179,106	156,105
Provision for Income Taxes	22,060	13,006	37,506	25,267

Net Income	$86,931	$70,718	$141,600	$130,838

Net Income per Share:
Basic	$0.23	$0.19	$0.38	$0.35

Diluted	$0.22	$0.18	$0.36	$0.34

Shares Used in per Share Calculations:
Basic	370,659	371,002	372,264	369,220

Diluted	388,226	385,442	389,773	385,912

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — unaudited)

	Six Months Ended
	October 27,	October 28,
	2006	2005

Cash Flows from Operating Activities:
Net income	$141,600	$130,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,380	30,084
In process research and development	—	5,000
Amortization of intangible assets	9,373	6,523
Amortization of patents	991	991
Stock compensation	85,445	5,372
Net loss (gain) on investments	2,000	(101)
Gain on sale of assets	(25,339)	—
Net loss on disposal of equipment	302	1,160
Allowance for doubtful accounts	194	346
Deferred rent	740	369
Excess tax benefit from stock-based compensation	(23,845)	—
Changes in assets and liabilities:
Accounts receivable	15,380	(28,271)
Inventories	8,195	(13,565)
Prepaid expenses and other assets	3,142	(3,065)
Accounts payable	7,205	9,772
Income taxes payable	12,301	24,144
Accrued compensation and related benefits	(6,327)	(11,058)
Other accrued liabilities	(5,017)	(2,879)
Deferred revenue	137,682	85,775

Net cash provided by operating activities	403,402	241,435

Cash Flows from Investing Activities:
Purchases of investments	(1,527,568)	(333,797)
Redemptions of investments	1,544,557	418,573
Redemptions of restricted investments	52,638	—
Increase (decrease) in restricted cash	405	(2,066)
Proceeds from sale of assets	23,914	—
Purchases of property and equipment	(76,013)	(63,012)
Proceeds from sales of investments	17	130
Purchases of equity securities	(1,333)	(6,950)
Purchase of businesses, net of cash acquired	—	(53,747)

Net cash provided by (used) in investing activities	16,617	(40,869)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	92,460	72,489
Excess tax benefit from stock-based compensation	23,845	—
Repayment of debt	(106,572)	—
Tax withholding payments reimbursed by restricted stock	(4,323)	(602)
Repurchases of common stock	(363,908)	(244,564)

Net cash used in financing activities	(358,498)	(172,677)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	561	282
Net Increase in Cash and Cash Equivalents	62,082	28,171
Cash and Cash Equivalents:
Beginning of period	461,256	193,542

End of period	$523,338	$221,713

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$5,243	$6,125
Options assumed for acquired business	$—	$38,456
Common stocks received from sale of assets	$7,909	$—
Supplemental cash flow information:
Income taxes paid	$27,110	$3,689
Income taxes refunded	$1,945	$2,332
Interest paid on debt	$6,256	$—

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

We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The first six months of fiscal 2007 and 2006 were both 26-week fiscal periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2006. The results of operations for the quarter ended October 27, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

3.	Significant Accounting Policies and Use of Estimates

Revenue Recognition:  We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. We recognize revenue when:

•	Persuasive evidence of an arrangement exists: It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers, or distributors.

•	Delivery has occurred: Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin. We typically do not allow for restocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The fee is fixed or determinable: Arrangements with payment terms extending beyond our standard terms, conditions and practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is probable: Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

Our multiple element arrangements include our systems and generally may also include one or more of the following undelivered elements: installation services, software subscriptions, premium hardware maintenance and storage review services. If the arrangement contains both software-related and non-software-related elements, we allocate revenue to the non-software elements based on objective and reliable evidence of fair value in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Non-software elements are items for which the functionality of the software is not essential to its performance; the non-software-related elements in our arrangements may consist of storage optimization reviews (which are sold only within a bundled service offering that also contains software-related services), technical consulting, and/or installation services. For undelivered software-related elements, we apply the provisions of SOP 97-2 and determine fair value of these undelivered software-related elements based on vendor-specific objective evidence which for us consists of the prices charged when these services are sold separately.

For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

Our software subscriptions entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenue from software subscriptions and premium hardware maintenance services is recognized ratably over the contractual term, generally one to three years; standard hardware warranty costs are considered an obligation under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and are expensed to cost of revenues when revenue is recognized. We also offer extended service contracts (which may include standard warranty as well as premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. When storage optimization reviews are sold as a bundled element with our software subscriptions and premium hardware maintenance services, the revenue is recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed-price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory.

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, current trends, and our expectations regarding future experience. Reductions to revenue associated with sales returns include consideration of historical sales levels, the timing and magnitude of historical sales returns, and a projection of this experience into the future. We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust them for future expectations to determine the adequacy of our current and future reserve needs. If actual future returns and allowances differ from past experience, additional allowances may be required.

Stock-Based Compensation:  We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates:  The preparation of the condensed consolidated financial statements is in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; valuation of goodwill and intangibles; accounting for income taxes; inventory reserves and write-down; restructuring accruals; impairment losses on investments; accounting for stock-based compensation; and loss contingencies. Actual results could differ from those estimates.

4.	Stock-based Compensation

Effective May 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (SFAS No. 123R), which provides guidance on accounting for stock-based awards for employee services. We elected to adopt the modified prospective method, and accordingly we were not required to restate our prior period financial statements.

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, stock-based compensation expense had not been recognized in our consolidated statement of operations, other than those related to acquisitions. As a result of adopting SFAS No. 123R, pre-tax stock-based compensation expense recorded for the three- and six-month periods ended October 27, 2006 of $42,423 and $85,445, respectively, was related to employee stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and employee stock purchases under our Employee Stock Purchase Plan. Pre-tax stock-based compensation expense of $3,344 and $5,372 for the three- and six-month periods ended October 28, 2005, respectively, which we recorded under APB No. 25, was related to RSUs, RSAs, and options assumed from acquisitions.

As a result of adoption of SFAS No. 123R, our income from operations and net income for the three-month period ended October 27, 2006 were $37,364 and $29,782 lower, respectively, and $75,268 and $62,128 lower, respectively, for the six-month period ended October 27, 2006, than they would have been if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three-month period ended October 27, 2006, were each $0.08 lower, and basic diluted earnings per share for the six months ended October 28, 2006 were $0.17 and $0.16 lower, respectively, than they would have been if we had continued to

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account for share-based compensation under APB No. 25. We currently estimate that the impact of adopting SFAS No. 123R on our fiscal year ending April 30, 2007 will be between $0.33 and $0.40 per share.

As required by SFAS No. 123R, we eliminated the unamortized deferred stock compensation of $49,266 on May 1, 2006. Our common stock and additional paid-in capital were also reduced by the same amount and had been included in the Stockholders Equity of our Consolidated Balance Sheets as of April 30, 2006.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income and pro forma net income per share for the three- and six-month periods ended October 28, 2005, would be as follows:

	Three Months Ended	Six Months Ended
	October 28,	October 28,
	2005	2005

Net income as reported	$70,718	$130,838
Add: stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	2,006	3,223
Deduct: total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(24,716)	(49,364)

Pro forma net income	$48,008	$84,697

Basic net income per share, as reported	$0.19	$0.35

Diluted net income per share, as reported	$0.18	$0.34

Basic net income per share, pro forma	$0.13	$0.23

Diluted net income per share, pro forma	$0.12	$0.22

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we reflect cancellations and forfeitures due to employee terminations as they occurred.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R stock compensation expense

The stock-based compensation expenses included in the Condensed Consolidated Statement of Income for the three- and six-month periods ended October 27, 2006 are as follows:

	Three Months Ended	Six Months Ended
	October 27,	October 27,
	2006	2006

Cost of product revenue	$1,069	$1,739
Cost of service revenue	2,489	5,123
Sales and marketing	18,715	37,432
Research and development	13,022	26,890
General and administrative	7,128	14,261

Total stock-based compensation expense before income taxes	42,423	85,445
Income taxes	(7,447)	(15,281)

Total stock-based compensation expense after income taxes	34,976	70,164

The following table summarizes stock-based compensation associated with each type of award:

	Three Months Ended	Six Months Ended
	October 27,	October 27,
	2006	2006

Employee stock options and awards	$39,174	$79,297
Employee stock purchase plan (“ESPP”)	3,273	6,656
Amounts capitalized in inventory	(24)	(508)

Total stock-based compensation expense before income taxes	42,423	85,445
Income taxes	(7,447)	(15,281)

Total stock-based compensation expense after income taxes	34,976	70,164

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

Income Tax Benefits Recorded in Stockholders Equity

For the three- and six-month periods ended October 27, 2006, the total income tax benefit associated with employee stock transactions was $49,033 and $79,020, respectively. For both the three- and six-month periods ended October 28, 2005, the total income tax benefit associated with employee stock transactions was $16,289.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax Effects on Statements of Cash Flows

In accordance with SFAS No. 123R, we have presented tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows for the six-month period ended October 27, 2006. Prior to the adoption of SFAS No. 123R, tax benefits of stock option exercises were presented as operating cash flows. Tax benefits, related to tax deductions in excess of the compensation cost recognized, of $23,845 presented as financing cash flows for the six-month period ended October 27, 2006, would have been classified as operating cash flows if we had not adopted SFAS No. 123R.

Valuation Assumptions

In compliance with SFAS No. 123R, we estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options	ESPP	Stock Options	ESPP
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 27,	October 27,	October 27,	October 27,
	2006	2006	2006	2006

Expected life in years(1)	4.0	0.5	4.0	0.5
Risk-free interest rate(2)	4.73%	5.06%	4.90%	5.02%
Volatility(3)	37%	37%	36%	37%
Expected dividend(4)	0%	0%	0%	0%

(1)	The expected life of 4.0 years represented the period that our stock-based award was expected to be outstanding and was determined based on historical experience on similar awards. The expected life of 0.5 years for the purchase was based on the term of the purchase period of the purchase plan.

(2)	The risk-free interest rate for the options was based upon U.S. Treasury bills with equivalent expected terms of our employee stock-based award. The risk-free interest rate for purchases was based upon U.S. Treasury bills yield curve in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility. Prior to adoption of SFAS No. 123R, we estimated volatility based upon historical volatility rates as required by SFAS No. 123.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

As required by SFAS No. 123R, we estimate our forfeiture rates based on historical voluntary termination behavior.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

	Outstanding Options
				Weighted
	Options		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term	Value

Outstanding at April 30, 2006	22,546	65,709	$26.08
Shares Reserved for Plan	10,900	—	—
Options Granted	(5,736)	5,736	33.25
RSUs Granted	(13)	13	—
Options Exercised	—	(5,458)	13.73
RSUs Exercised	—	(75)	—
Options Forfeitures and cancellations	1,568	(1,568)	39.93
RSUs Forfeitures and cancellations	13	(13)	—

Outstanding at October 27, 2006	29,278	64,344	$27.46	5.99	$780,990

Options vested and expected to vest at October 27, 2006		61,654	27.72	0.44	742,096
Exercisable at October 27, 2006		40,665	27.19	4.86	589,911
RSUs vested and expected to vest at October 27, 2006		690	—	1.69	$24,698
Exercisable at October 27, 2006		—	—	—	—

The intrinsic value represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value as of the grant date was $12.67. The total intrinsic value of options exercised was $90,948 and $117,331 for the three- and six-month periods ended October 27, 2006, respectively, and $31,977 and $93,359 for the three- and six-month periods ended October 28, 2005, respectively. We received $55,627 and $74,947 from the exercise of stock options for the three- and six-month periods ended October 27, 2006, respectively, and received $21,749 and $58,199 from the exercise of stock options for the three- and six-month periods ended October 28, 2005, respectively.

The following table summarizes our non-vested shares (restricted stock awards) as of October 27, 2006:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at April 30, 2006	228	$27.58
Awards granted	—	—
Awards vested	(57)	20.88
Awards canceled/expired/forfeited	—	—

Non-vested at October 27, 2006	171	$29.80

Although non-vested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the three- and six-month periods ended October 27, 2006 was $209 and $2,028, respectively. There was $24,179 of total unrecognized compensation as of October 27, 2006 related to restricted stock awards. The unrecognized compensation will be amortized over a weighted-average period of 1.6 years.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding under all option plans as of October 27, 2006:

		Options Outstanding
			Weighted		Options Exercisable
		Number	Average	Weighted		Weighted
		Outstanding at	Remaining	Average		Average
		October 27,	Contractual	Exercise	Number	Exercise
Range of Exercise Prices		2006	Life (In years)	Price	Exercisable	Price

$—	$—	773	1.93	—	—	—
0.02	5.00	3,164	2.45	8.17	2,786	3.57
5.11	10.00	3,922	5.21	9.28	3,795	9.25
10.24	15.00	4,085	3.52	11.84	4,032	11.84
15.21	20.00	9,373	5.65	17.14	7,860	16.88
20.16	25.00	13,349	6.51	22.02	9,222	21.67
25.64	30.00	6,351	8.57	28.52	1,639	28.56
30.88	35.00	12,822	7.49	32.35	3,223	31.90
36.71	45.00	3,156	7.69	38.64	759	41.54
46.56	55.00	4,346	3.57	53.53	4,346	53.53
56.94	122.19	3,003	3.64	88.78	3,003	88.78

$—	$122.19	64,344	5.99	$27.46	40,665	$27.19

Employee Stock Purchase Plan

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual Term	Value

Outstanding at October 27, 2006	767	$27.63	0.09	$6,254
Vested and expected to vest at October 27, 2006	762	$27.63	0.09	$6,217

There were no employee stock purchases during the three-month periods ended October 27, 2006 and October 28, 2005. The total intrinsic value of employee stock purchases was $10,942 and $8,897 for the six-month periods ended October 27, 2006 and October 28, 2005, respectively. The compensation cost for options purchased under the ESPP plan was $3,273 and $6,656 for the three- and six-month periods ended October 27, 2006, respectively. This compensation cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.09 years.

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan for the six-month period ended May 31, 2006:

Purchase Date	May 31, 2006
Shares issued	889
Purchase price per share	$19.69

5.	Debt

On March 31, 2006, Network Appliance Global LTD. (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”), with the lenders and JPMorgan Chase Bank, National Association, as administrative agent. The Loan Agreement provides for a term loan available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The proceeds of

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term loan have been used to finance a dividend from Global to the Company under the American Jobs Creation Act. The Tranche A term loan and Tranche B term loan, together with accrued and unpaid interest, are due in full on the maturity date of March 31, 2008. Loan repayments of $105,061 and $88,367 are due in the remainder of fiscal 2007 and in fiscal 2008, respectively.

Interest for both the Tranche A and Tranche B term loan accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 5.45% at October 27, 2006.

During the three- and six-month periods ended October 27, 2006, we made a repayment of $78,706 and $106,572, respectively, on the term loan. The Tranche A term loan is secured by certain investments totaling $189,728 as of October 27, 2006 held by Global and the Tranche B term loan is secured by a pledge of accounts receivable by Global’s subsidiary, Network Appliance B.V.

As of October 27, 2006, Global is in compliance with all debt covenants as required by the Loan Agreement.

6.	Short-Term Investments

The following is a summary of investments at October 27, 2006:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$135,791	$—	$—	$135,791
Municipal bonds	3,511	—	38	3,473
Corporate securities	154,548	27	141	154,434
Corporate bonds	503,194	355	2,678	500,871
U.S. government agencies	308,044	25	2,435	305,634
U.S. Treasuries	20,189	—	216	19,973
Marketable equity securities	4,637	3,272	—	7,909
Money market funds	84,825	—	—	84,825

Total debt and equity securities	1,214,739	3,679	5,508	1,212,910
Less cash equivalents	167,143	19	48	167,114
Less short-term restricted investments	124,371	—	1,453	122,918	(1)
Less long-term restricted investments	67,822	—	1,012	66,810	(1)

Short-term investments	$855,403	$3,660	$2,995	$856,068

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of investments at April 30, 2006:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$325,608	$1	$—	$325,609
Municipal bonds	5,024	—	65	4,959
Corporate securities	4,945	—	3	4,942
Corporate bonds	469,135	9	5,339	463,805
U.S. government agencies	286,983	—	3,812	283,171
U.S. Treasuries	20,189	—	386	19,803
Money market funds	472,722	17	114	472,625

Total debt and equity securities	1,584,606	27	9,719	1,574,914
Less cash equivalents	472,224	17	114	472,127
Less short-term restricted investments	138,215	—	1,507	136,708	(2)
Less long-term restricted investments	106,616	—	2,173	104,443	(2)

Short-term investments	$867,551	$10	$5,925	$861,636

(1)	As of October 27, 2006, we have pledged $122,918 and $66,810 of short-term and long-term restricted investments, respectively, for the Tranche A term loan as defined in the Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $1,830 and $3,580, respectively, relating to our foreign rent, custom, and service performance guarantee. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of October 27, 2006.

(2)	As of April 30, 2006, we have pledged $136,708 and $104,443 of short-term and long-term restricted investments, respectively, for the Tranche A term loan as defined in Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $1,831 and $3,928, respectively, relating to our foreign rent, custom, and service performance guarantee. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of April 30, 2006.

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income which have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 27, 2006:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Municipal bonds	$3,473	$(38)	$—	$—	$3,473	$(38)
Corporate securities	84,104	(141)	—	—	84,104	(141)
U.S. Treasury	10,019	(77)	9,954	(139)	19,973	(216)
U.S. government agencies	191,410	(1,786)	76,047	(649)	267,457	(2,435)
Corporate bonds	218,442	(1,507)	136,993	(1,171)	355,435	(2,678)

Total	$507,448	$(3,549)	$222,994	$(1,959)	$730,442	$(5,508)

Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred, and there were no such impairment as of October 27, 2006. The unrealized losses on these investments at October 27, 2006 were primarily due to interest rate fluctuations. We have the ability and intent to hold these

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired at October 27, 2006.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	October 27,	April 30,
	2006	2006

Purchased components	$17,721	$17,231
Work in process	174	744
Finished goods	38,883	46,477

	$56,778	$64,452

8.	Goodwill and Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment in fiscal 2006 and concluded that goodwill was not impaired. In the three- and six month periods ended October 27, 2006, there were no indicators that would suggest the impairment of goodwill and intangible assets. During the second quarter of fiscal year 2007, we recorded a reduction of goodwill for $1,180 in connection with the divestiture of certain NetCache assets.

Intangible assets are summarized as follows:

		October 27, 2006			April 30, 2006
	Amortization		Accumulated	Net		Accumulated	Net
	(Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Intangible Assets:
Patents	5	$10,040	$(6,439)	$3,601	$10,040	$(5,448)	$4,592
Existing technology	4 - 5	91,025	(40,028)	50,997	91,025	(32,297)	58,728
Trademarks/tradenames	3 - 6	5,080	(1,186)	3,894	5,080	(739)	4,341
Customer Contracts/relationships	1.5 - 5	8,620	(3,100)	5,520	8,620	(2,380)	6,240
Covenants Not to Compete	1.5 - 2	9,510	(8,835)	675	9,510	(8,360)	1,150

Total Intangible Assets, Net		$124,275	$(59,588)	$64,687	$124,275	$(49,224)	$75,051

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2006	2005	2006	2005

Patents	$496	$496	$991	$991
Existing technology	3,866	2,946	7,731	4,054
Other identified intangibles	821	906	1,642	2,469

	$5,183	$4,348	$10,364	$7,514

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at October 27, 2006, the future amortization expense of identified intangibles for the remainder of fiscal 2007 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount

Remainder of Fiscal 2007	$10,344
2008	19,884
2009	17,466
2010	12,653
2011	4,073
Thereafter	267

Total	$64,687

9.	Derivative Instruments

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

Balance Sheet Exposures:  We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three-month period ended October 27, 2006, net gains generated by hedged assets and liabilities totaled $565 and were offset by losses on the related derivative instruments of $388. For the six-month period ended October 27, 2006, net gains generated by hedged assets and liabilities and related derivative instruments totaled $544 and $275, respectively. For the three-month period ended October 28, 2005, net gains generated by hedged assets and liabilities totaled $137 and were offset by losses on the related derivative instruments of $302. For the six-month period ended October 28, 2005, net losses generated by hedged assets and liabilities totaled $3,576 and were offset by gains on the related derivative instruments of $3,148.

The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

Forecasted Transactions:  We use currency forward contracts to hedge exposures related to forecasted sales and operating expenses denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value and the effective portion of the contracts’ gains and losses is recorded as other comprehensive income until the forecasted transaction occurs.

If the underlying forecasted transactions do not occur, or if it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For the three- and six-month periods ended October 27, 2006 and October 28, 2005, we did not record any gains or losses related to forecasted transactions that did not occur or that became improbable.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions.

As of October 27, 2006, the notional fair values of foreign exchange forward and foreign currency option contracts totaled $325,750.

10.	Earnings Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding excluding unvested restricted stock for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, and restricted stock awards.

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the three- and six-month periods ended October 27, 2006 and October 28, 2005 as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended October 27, 2006 and October 28, 2005, 23,493 and 21,853 shares of common stock options with a weighted average exercise price of $44.34 and $44.85, respectively, were excluded from the diluted net income per share computation. For the six-month periods ended October 27, 2006 and October 28, 2005, 24,234 and 18,718 shares of common stock options with a weighted average exercise price of $43.51 and $48.52, respectively, were excluded from the diluted net income per share computation.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2006	2005	2006	2005

Net Income (Numerator):
Net income, basic and diluted	$86,931	$70,718	$141,600	$130,838

Shares (Denominator):
Weighted average common shares outstanding	371,065	371,500	372,690	369,671
Weighted average common shares outstanding subject to repurchase	(406)	(498)	(426)	(451)

Shares used in basic computation	370,659	371,002	372,264	369,220
Weighted average common shares outstanding subject to repurchase	406	498	426	451
Common shares issuable upon exercise of stock options	17,161	13,942	17,083	16,241

Shares used in diluted computation	388,226	385,442	389,773	385,912

Net Income Per Share:
Basic	$0.23	$0.19	$0.38	$0.35

Diluted	$0.22	$0.18	$0.36	$0.34

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stockholders’ Equity

Stock Repurchase Program

Share repurchase activities for the three- and six-month periods ended October 27, 2006 and October 28, 2005, were as follows:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2006	2005	2006	2005

Shares repurchased	4,259	6,324	10,820	9,586
Cost of shares repurchased	$143,908	$149,021	$363,908	$244,564
Average price per share	$33.79	$23.56	$33.64	$25.51

Since the inception of the stock repurchase program through October 27, 2006, we have purchased a total of 42,816 shares of our common stock at an average price of $27.60 per share for an aggregate purchase price of $1,181,890. At October 27, 2006, $41,748 remained available for repurchases under the plan. The stock repurchase program may be suspended or discontinued at any time.

On November 15, 2006, our Board approved a new stock repurchase program in which up to $800,000 of additional shares may be purchased.

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2006	2005	2006	2005

Net income	$86,931	$70,718	$141,600	$130,838
Currency translation adjustment	235	(146)	886	(1,984)
Unrealized gain (loss) on investments	4,834	(1,713)	6,576	(5,819)
Unrealized gain (loss) on derivatives	(133)	(1,410)	835	207

Comprehensive income	$91,867	$67,449	$149,897	$123,242

The components of accumulated other comprehensive loss were as follows:

	October 27,	April 30,
	2006	2006

Accumulated translation adjustments	$1,253	$367
Accumulated unrealized loss on available-for-sale investments	(3,138)	(9,714)
Accumulated unrealized loss on derivatives	(916)	(1,751)

Total accumulated other comprehensive loss	$(2,801)	$(11,098)

12.	Divestiture

On September 11, 2006, we completed the sale of certain assets of our NetCache product line to Blue Coat Systems Inc. (“Blue Coat”), as previously discussed in our annual report on Form 10-K. We received $23,914 in cash and 360 shares of Blue Coat’s common stock with a fair value of $4,637. In addition, we accrued $2,032 for costs expected to be incurred to fulfill our engineering and service contractual obligations. Because of these continuing obligations, the NetCache sale does not qualify for presentation as a discontinued operation. We recorded revenues of $37,852 and $31,639 from NetCache products for the six months ended October 27, 2006 and

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 28, 2005 respectively; the contribution to operating income from these products was not significant. As a result of this divestiture, we recorded a pre-tax gain of $25,339 in our income from operations and a reduction of goodwill of $1,180.

13.	Restructuring Charges

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of October 27, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina. Of the reserve balance at October 27, 2006, $542 was included in other accrued liabilities and the remaining $1,832 was classified as long-term obligations.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the quarter ended October 27, 2006, we did not record any reduction or charges in the restructuring reserve.

	Facility Accrual	Severance-Related	Total

Reserve balance at April 30, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Adjustments	(1,256)	—	(1,256)
Cash payments	(862)	(521)	(1,383)

Reserve balance at April 30, 2006	$2,666	$338	$3,004
Restructuring recoveries	—	(74)	(74)
Cash payments	(149)	(82)	(231)

Reserve balance at July 28, 2006	$2,517	$182	$2,699
Cash payments	(143)	(182)	(325)

Reserve balance at October 27, 2006	$2,374	$—	$2,374

14.	New Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are required to adopt SAB No. 108 for our fiscal year beginning on May 1, 2007. We are currently evaluating the effect that the adoption of SAB No. 108 will have on our consolidated results of operations and financial condition.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), and substantially changes the applicable accounting model. FIN No. 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. We are required to adopt FIN No. 48 for fiscal years beginning after May 1, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

15.	Commitments and Contingencies

The following summarizes our commitments and contingencies at October 27, 2006, and the effect such obligations may have on our future periods:

	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$8,896	$17,851	$17,050	$14,301	$11,758	$31,936	$101,792
Real estate lease payments(2)	—	1,363	2,337	2,337	2,337	36,036	44,410
Equipment operating lease payments(3)	4,069	7,103	4,649	244	7	—	16,072
Venture capital funding commitments(4)	294	325	313	300	288	24	1,544
Capital expenditures(5)	8,772	1,001	—	—	—	—	9,773
Communications and maintenance(6)	4,893	5,969	2,093	585	80	—	13,620

Total Contractual Cash Obligations	$26,924	$33,612	$26,442	$17,767	$14,470	$67,996	$187,211

	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total

Other Commercial Commitments:
Lines of Credit(7)	$1,983	$—	$—	$—	$—	$351	$2,334

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are leased under operating leases which expire through fiscal 2016. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Rent operating lease payments in the table exclude lease payments which are accrued as part of our fiscal 2002 restructurings and include only rent lease commitments that are over one year.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On December 16, 2005, we entered into financing, construction, and leasing arrangements with BNP Paribas LLC (“BNP”) for office space to be located on land currently owned by us in Sunnyvale, California. This arrangements requires us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38,500. After completion of construction, we will pay minimum lease payments, which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (6.07% at October 27, 2006) on the cost of the facilities. We expect to begin paying lease payments on the completed buildings on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $38,500, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32,725, and be liable for any deficiency between the net proceeds received from the third party and $32,725, or (iii) pay BNP a supplemental payment of $32,725, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

Included in the above contractual cash obligations are (a) lease commitments of $1,363 in fiscal 2008; $2,337 in each of the fiscal years 2009, 2010, 2011, and 2012; and $974 in fiscal 2013, which are based on the LIBOR rate at October 27, 2006 for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $32,725 in the event that we elect not to purchase or arrange for a sale of the building.

The lease also requires us to maintain specified financial covenants with which we were in compliance as of October 27, 2006. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

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

As of October 27, 2006, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $325,750. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options only.

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with the customers. We sell our products directly to the leasing company, and the lease arrangement is made between our customer and the leasing company. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company come due. As of October 27, 2006 and October 28, 2005, the maximum recourse exposure under such leases totaled approximately $8,543 and $10,402, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

From time to time, we have committed to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

During the quarter, two shareholder derivative lawsuits were filed against various of our officers and directors and naming us as a nominal defendant. The suits allege improper practices relating to the timing of stock option granting. Management believes that the claims are without merit and intends to defend the actions vigorously.

In addition, we are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

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

16.	Subsequent Event

On November 8, 2006, we entered into a definitive agreement to acquire Topio, Inc. (“Topio”), a privately held Santa Clara, California-based company for approximately $160,000 in cash. The acquisition is expected to close in December 2006, subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our revenue expectation from the FAS 3000, FAS 6000, and the FAS 900 series and NearStore® R200 series; (2) our belief that high-performance computing customers can leverage our Data ONTAP® GX to achieve higher performance and scalability; (3) our expectation that revenue contribution from NetCache® will decline; (4) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market; (5) our anticipation that we will experience further price decline per petabyte for our products; (6) our expectation that our future gross margins will be negatively affected by factors such as global service investment cost, competition, indirect sales including OEM, high disk content partially offset by new product introductions and enhancements, and product and add-on software mix; (7) our belief that that our new emerging products will further expand our market opportunity; (8) our expectations regarding the benefits of the Topio, Inc. (“Topio”) acquisition; (9) our plan to broaden our total addressable market and extend our product lines; (10) our plan to invest in the people, processes and systems necessary to best optimize our revenue growth; (11) our belief that the final resolution of the tax audits will not have a material adverse effect on our results of operations and cash flows; (12) our estimate of the impact that adopting SFAS No. 123R will have on our earnings per share; (13) our expectation that higher disk content associated with high-end and mid-range storage systems will negatively affect our gross margin in the future; (14) our estimates of future intangibles amortization expense relating to our acquisitions; (15) our expectation that service margin will experience some variability; (16) our estimates of future amortization of patents, trademarks, tradenames, customer contracts and relationships; (17) our expectation that we will increase our sales and marketing expenses commensurate with future revenue growth; (18) our belief that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements; (19) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (20) our intention to continuously broaden our existing product offerings and introduce new products; (21) our belief regarding our research and development and general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2007; (22) our estimates regarding future amortization of covenants not to compete; (23) our expectation that interest income will increase for the remainder of fiscal 2007; (24) our belief that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance; (25) our expectation that cash provided by operating activities may fluctuate in future periods; (26) our expectations regarding our contractual cash obligations and other commercial commitments at October 27, 2006 for future periods; (27) our expectation regarding the complete construction of our building under the BNP lease and the estimates regarding future minimum lease payments under the lease term; (28) our belief that capital expenditures will increase consistent with our business growth; (29) our expectation that our existing facilities and those currently being developed will be sufficient for our needs for at least the next two years and that our contractual commitments, and any required capital expenditures over the next few years, will be funded through cash from operations and existing cash and investments; (30) our expectation that we will incur higher capital expenditures in the near future; and (31) our belief that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next 12 months, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Second Quarter Fiscal 2007 Overview

During the second quarter and first six months of fiscal 2007, our revenue grew year over year and our products have gained market acceptance. We continued to gain momentum through new product introductions in our high-end, midrange, NearStore Virtual Tape Library (“VTL”), and Decru®products and broadened distribution capabilities. We maintained our leadership position in the iSCSI and network-attached storage markets and showed growth in the Fibre Channel SAN market. Revenue growth occurred across all major geographies. The net increase in revenues year over year was attributable to increased software licenses and software subscriptions, increased service revenue, and an expanded portfolio with new products and solutions for the enterprise customers, and was partially offset by lower cost-per-megabyte disks, and a decline in shipments and lower average selling prices of our older generation products.

Revenue growth in the first quarter and first six months of fiscal 2007 has occurred, while the market for our storage products and solutions remains competitive, with downward pricing pressures that could negatively impact our future revenue growth rate and our future gross margins. We anticipate and continue to experience further price declines per petabyte for our products, which may have an adverse impact on our future gross margins if not offset by favorable software mix and higher average selling prices associated with new products. According to International Data Corporation’s (IDC’s) Worldwide Disk Storage Systems 2006-2010 Forecast and Analysis, May 2006, IDC predicts that the average dollar per petabyte (PB) will drop from $8.53/PB in 2006 to $1.85/PB in 2010. At the same time, we also expect our future gross margins to be negatively affected by factors such as global service investment cost, competition, indirect sales including OEM, and high disk content, partially offset by new product introductions, and enhancements and product and add-on software mix.

We experienced a continued decline in revenue generated from the older FAS 900 series systems, which was more than offset by our new product lines. Units shipped of the FAS 3000 increased 77.1% and 174.1% for the second quarter and the first six months of fiscal 2007, respectively, compared to the same periods in the prior fiscal year. The average capacity on revenue units of the FAS 3000 series increased almost 100.3% and 97.2% for the second quarter and the first six months of fiscal 2007, respectively, compared to the same periods in the prior fiscal year. Units of the NearStore R200 also declined as customers moved to ATA-based FAS 3000 units for increased performance. We expect revenue from the FAS 3000 and FAS 6000 series to increase and revenue from the FAS 900 series and NearStore R200 series to decline in fiscal 2007. We recently announced the availability of our new Data ONTAP GX operating system, our next-generation operating system, which combines the global namespace functionality of SpinOS (acquired through the Spinnaker Networks®acquisition) with the key data management, performance, and high-availability features of Data ONTAP 7G. Coupled with the new high-end FAS 6000 and/or FAS 3000 systems, we believe that high-performance computing (HPC) customers can leverage the clustered file system technology inherent in Data ONTAP GX to achieve higher performance and scalability.

On September 11, 2006, we completed the sale of certain NetCache assets to Blue Coat Systems Inc. (“Blue Coat”). As we completed the NetCache transaction in the current quarter, NetCache customers made their final purchases and renewals of their service contracts with us. NetCache contributed 3.0% of total revenue for both the three-month and six-month periods ended October 27, 2006, compared to 3.5% and 3.4%, respectively, for the same periods in the prior year. Revenue contribution from NetCache will decline next quarter, and all future revenue will be in the form of deferred revenue from our balance sheet as we continue to support our existing customers for the life of their service contracts.

During the second quarter of fiscal 2007, our total storage shipped increased to 74.2 petabytes, a 101.5% increase from the 36.8 petabytes shipped in the same quarter a year ago. During the first six months of fiscal 2007, our total storage shipped increased to 146.9 petabytes, a 103.4% increase from the 72.3 petabytes shipped in the same period a year ago. Data protection, disaster recovery, archival, and compliance requirements all contributed to the increase in petabytes shipped, particularly in ATA drives. ATA drives accounted for 58.5% of the second quarter fiscal 2007 increase, increasing to 52.1% of total petabytes shipped from 45.6% in the same prior year period. ATA drives accounted for 59.6% of the increase for the first six months of fiscal 2007, increasing to 53.2% of total petabytes shipped from 46.5% in the same prior year period.

We believe that our strategic investments are targeted at some of the strongest growth areas of the storage market, such as modular storage, archive and compliance, data protection, data classification, data discovery, data migration, data permanence, data security and privacy, iSCSI, and grid computing. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, our business could be materially adversely affected.

Continued revenue growth depends on the introduction and market acceptance of our new products. We believe that our new emerging products such as Decru and Virtual Tape Library will further expand our market opportunity. The recently announced Topio acquisition will continue to expand our heterogeneous data protection portfolio. Topio will also enable us to expand our presence in the data center with Fibre Channel SAN by helping accelerate migration of customers using legacy storage systems onto NetApp® SAN storage systems. We plan to broaden our total addressable market and extend our product lines into adjacent spaces. If we fail to introduce new products in a timely manner or to successfully integrate acquired technology into our existing architecture, or if there is no or reduced demand for these or our current products, we may experience a decline in revenue. We plan to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

Second Quarter Fiscal 2007 Financial Performance

•	Our revenues for the three-month period ended October 27, 2006 were $652.5 million, a 35.1% increase over the same period a year ago. Our revenues for the six-month period ended October 27, 2006 were $1,273.8 million, a 36.8% increase over the same period a year ago. Our revenue growth was driven by the adoption of our enterprise storage products, the FAS 3000 and FAS 6000 series, NearStore VTL, and the Decru security and encryption solutions.

•	Our overall gross margins decreased to 61.5% and 60.8%, respectively, in the three-month and six-month periods ended October 27, 2006, from 61.9% and 61.5%, respectively, in the same periods a year ago. The decline in our gross margin was primarily attributable to the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R and the related stock compensation expenses, partially offset by a higher add-on software mix, favorable production costs, and improved services margins.

•	Cash, cash equivalents, and short-term investments increased to $1,379.4 million as of October 27, 2006, compared to $1,322.9 million as of April 30, 2006, due primarily to cash generated from operations and $23.9 million cash received from the sale of certain NetCache assets, partially offset by cash used to repurchase our common stock of $363.9 million. Days sales outstanding decreased to 56 days as of October 27, 2006, compared to 63 days as of April 30, 2006, reflecting more linear shipments. Inventory turns were 17.3 times and 14.7 times as of October 27, 2006 and April 30, 2006, respectively, reflecting higher inventory at fiscal 2006 year end associated with the new FAS 6000 launch. Deferred revenue increased to $818.6 million as of October 27, 2006, from $681.5 million reported as of April 30, 2006, due to higher software subscription and service billings attributable to an increase in larger enterprise customers. Capital purchases of plant, property, and equipment for the six-month periods ended October 27, 2006 and October 28, 2005 were $76.0 million and $63.0 million, respectively, reflecting continued capital investment to meet our business growth.

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

Revenue Recognition and Allowances

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. We recognize revenue when:

•	Persuasive evidence of an arrangement exists: It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers, or distributors.

•	Delivery has occurred: Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin. We typically do not allow for restocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The fee is fixed or determinable: Arrangements with payment terms extending beyond our standard terms, conditions and practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is probable: Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

Our multiple element arrangements include our systems and generally may also include one or more of the following undelivered elements: installation services, software subscriptions, premium hardware maintenance and storage review services. If the arrangement contains both software-related and non-software-related elements, we allocate revenue to the non-software elements based on objective and reliable evidence of fair value in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Non-software elements are items for which the functionality of the software is not essential to its performance; the non-software-related elements in our arrangements may consist of storage optimization reviews (which are sold only within a bundled service offering that also contains software-related services), technical consulting and/or installation services. For undelivered software-related elements, we apply the provisions of SOP 97-2 and determine fair value of these undelivered software-related elements based on vendor-specific objective evidence which for us consists of the prices charged when these services are sold separately.

For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

Our software subscriptions entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenue from software subscriptions and premium hardware maintenance services is recognized ratably over the contractual term, generally one to three years; standard hardware warranty costs are considered an obligation under SFAS No. 5, Accounting for Contingencies, and are expensed to cost of revenues when revenue is recognized. We also offer extended service contracts (which may include standard warranty as well as premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. When storage optimization reviews are sold as a bundled element with our software subscriptions and premium hardware maintenance services, the revenue is recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory.

If vendor-specific evidence cannot be obtained to determine fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized as these elements are delivered. This would have a material effect on the timing of product revenues.

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, current trends, and our expectations regarding future experience. Reductions to revenue associated with sales returns include consideration of historical sales levels, the timing and magnitude of historical sales returns, and a projection of this experience into the future. We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust them for future expectations to determine the adequacy of our current and future reserve needs. Our reserve levels have been sufficient to cover actual returns and have not required material changes in subsequent periods. While we currently have no expectations for significant changes to these reserves, if actual future returns and allowances differ from past experience, additional allowances may be required.

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of allowance for doubtful accounts estimate by reviewing past collectibility and adjust it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses. Our allowance for doubtful accounts as of October 27, 2006 was $2.6 million, compared to $2.4 million as of April 30, 2006. During the year ended April 30, 2006, we reduced our reserve by $1.5 million due to overall improvement in our collections history. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Under our accounting policy we perform an annual review in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2006, we performed such evaluation and found no impairment. However, any future write-downs of goodwill would adversely affect our operating margins. As of October 27, 2006, our assets included $486.4 million in goodwill. See Note 8, “Goodwill and Purchased Intangible Assets,” to our Condensed Consolidated Financial Statements.

During fiscal 2006, we adjusted goodwill by $3.5 million and $2.1 million relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Decru options, respectively. Estimated future adjustments to goodwill related to the tax benefits associated with the subsequent exercise of previously vested assumed options by previous acquisitions are approximately $8.4 million, subject to future cancellations relating to employee terminations. During the second quarter of fiscal year 2007, we recorded a reduction of goodwill for $1.2 million in connection with the divestiture of certain NetCache assets.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the U.S. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the U.S. and the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international business. In addition, a decrease in the percentage of our total earnings from our international business or in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate. While most of our profits are earned in foreign jurisdictions with income tax rates generally lower than the combined U.S. federal and state income tax rates, judgment must be made with respect to other income tax provisions estimates, such as R&D tax credits and valuation allowances against deferred tax assets, primarily those set up for net operating losses and income tax credits.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $386.8 million as of October 27, 2006, compared to $431.2 million as of April 30, 2006 on certain of our deferred tax assets related to net operating loss carryforwards, conditional royalty carryforwards, and tax credit carryforwards attributable to the exercise of employee stock options, because, under SFAS No. 123R, such amounts should not be realized until they result in a reduction of taxes payable; there was no impact from the adoption of SFAS No. 123R on deferred taxes, as we had used a similar methodology for recording our valuation allowance for these amounts in prior years. The reversal of $44.4 million in the valuation allowance during the first six months of fiscal year 2007 is due to the recognition of certain tax attributes against which a valuation allowance was previously applied. Of the $44.4 million valuation allowance reversal, approximately $3.5 million relates to the utilization of capital loss carryovers applied against the gain from the sale of NetCache, while the remainder relates to the utilization of net operating loss carryovers generated from stock option exercises.

We based our provision for income taxes on the expected tax treatment of transactions recorded in our financial statements. In determining our provision for income taxes, we interpret tax legislation in a number of jurisdictions. The provisions for income taxes have not changed significantly from our estimates. Further tax provision adjustments are not expected, but are possible in the event that our interpretation of tax legislation differs from that of the tax authorities.

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

Beginning with the fiscal year 2007 implementation of SFAS No. 123R, we may experience adverse impacts to future years’ effective tax rates in the event that our APIC pool as of the beginning of fiscal year 2007 is not sufficient to cover the impact of future stock compensation shortfalls.

Inventory Write-Downs

Our inventories net balance was $56.8 million as of October 27, 2006, compared to $64.5 million as of April 30, 2006. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We perform an in-depth excess and obsolete analysis of our inventory based upon assumptions about future demand and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margins in the period when the written-down inventory is sold. During the past few years, our inventory reserves have generally been sufficient to cover excess and obsolete exposure and have not required material changes in subsequent periods.

We record purchase commitment liabilities with our contract manufacturers and suppliers as a result of changes in demand forecasts or as we transition our products. As of October 27, 2006, we did not have purchase commitment liabilities under such arrangements.

We engage in extensive, ongoing product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. We also provide for the estimated cost of known product failures based on known quality issues when they arise. Should actual cost of product failure differ from our estimates, revisions to the estimated liability would be required.

We are subject to a variety of federal, state, local, and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes or recycling of products we manufacture. We will continue to monitor our environmental compliance and could incur higher costs, including additional reserves for excess component inventory.

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

Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording severance reserves, we accrue a liability when the following conditions have been met: employees’ rights to receive compensation are attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording the facilities lease restructuring reserve, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities.

Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future. We estimated our facility and severance restructuring reserve to be $2.4 million as of October 27, 2006. Our fiscal 2006 facility restructuring reserve included a $1.0 million reduction related to the execution of a new sublease agreement for our Tewksbury facility net of related cost.

Impairment Losses on Investments

As of October 27, 2006, our short-term investments have been classified as “available-for-sale” and are carried at fair value. There have been no significant declines in fair value of investments that are considered to be other-than-temporary, for any of the three years in the period ended October 27, 2006. The fair value of our available-for-sale investment reflected in the Consolidated Balance Sheets was $1,045.8 million and $1,102.8 million as of October 27, 2006 and April 30, 2006, respectively. We have not identified any of these declines to be other than temporary, as market declines of our investments have been caused by interest rate changes and were not due to credit worthiness. Because we have the ability and intent to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes.

All of our available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. We have no impairment losses on our available-for-sale investments for the three- and six-months periods ended October 27, 2006 and October 28, 2005.

For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including, revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities and general market conditions in the investees’ industry. Our investments in privately held companies were $10.2 million and $11.0 million as of October 27, 2006 and April 30, 2006, respectively. For the second quarter of fiscal 2007, we recorded an impairment of $2.0 million for an investment in a privately held company. We have no impairment losses on our investments in privately held companies for the three- and six-months periods ended October 28, 2005.

Accounting for Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment, using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase the Company’s common stock as permitted by Staff Accounting Bulletin (“SAB”) No. 107. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R requires us to use estimated forfeitures, and therefore the adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeitures, the amount of stock compensation expense. Any changes in these highly subjective assumptions may significantly impact the stock compensation expense for the future. Likewise, the shortening of the contractual life of our options could change the estimated exercise behavior in a manner other than currently expected.

We currently estimate that the impact of adopting SFAS No. 123R on our fiscal year ending April 30, 2007 will be between $0.33 and $0.40 per share.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In the three- and six-month periods ended October 27, 2006 and October 28, 2005, we did not identify or accrue for any loss contingencies. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

New Accounting Standards

See Note 14 of the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2006	2005	2006	2005

Revenues:	100.0%	100.0%	100.0%	100.0%
Product	73.8	76.1	74.4	76.1
Software subscriptions	12.6	11.8	12.3	11.9
Service	13.6	12.1	13.3	12.0
Cost of Revenues:
Cost of product	28.5	28.8	29.3	29.1
Cost of software subscriptions	0.4	0.4	0.4	0.4
Cost of service	9.6	8.9	9.5	9.0

Gross margin	61.5	61.9	60.8	61.5

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2006	2005	2006	2005

Operating Expenses:
Sales and marketing	31.4	28.9	31.4	29.8
Research and development	13.8	12.0	14.1	11.8
General and administrative	5.4	4.5	5.3	4.7
In process research and development	—	1.0	—	0.5
Restructuring charges (recoveries)	—	0.1	—	(0.1)
Gain on sale of assets	(3.9)	—	(2.0)	—

Total operating expenses	46.7	46.5	48.8	46.7

Income from Operations	14.8	15.4	12.0	14.8
Other Income (Expense), net:
Interest income	2.7	2.0	2.7	2.0
Interest expense	(0.8)	—	(0.7)	—
Other income (expenses), net	0.3	(0.1)	0.2	(0.1)
Net gain on investments	(0.3)	—	(0.2)	—

Total other income (expense), net	1.9	1.9	2.0	1.9

Income before Income Taxes	16.7	17.3	14.0	16.7
Provision for Income Taxes	3.4	2.7	2.9	2.7

Net Income	13.3%	14.6%	11.1%	14.0%

Discussion and Analysis of Results of Operations

Total Revenues — Total revenues increased by 35.1% to $652.5 million for the three-month period ended October 27, 2006, from $483.1 million for the three-month period ended October 28, 2005. Total revenues increased by 36.8% to $1,273.8 million for the six-month period ended October 27, 2006, from $931.5 million for the six-month period ended October 28, 2005.

Product Revenues — Product revenues increased by 30.9% to $481.3 million for the three-month period ended October 27, 2006, from $367.7 million for the three-month period ended October 28, 2005. Product revenues increased by 33.6% to $946.9 million for the six-month period ended October 27, 2006, from $708.6 million for the six-month period ended October 28, 2005.

Product revenues were impacted by the following factors:

•	increased revenues from our current product portfolio. Product revenue grew $112.6 million for the second quarter of fiscal 2007 as compared to the same period in the prior year, with a $110.6 million increase due to unit volume and an increase of $2.0 million due to price and configuration on existing products. Product revenue grew $238.2 million for the first six months of fiscal 2007 as compared to the same period in the prior year, with a $248.3 million increase due to unit volume and partially offset by a decrease of $11.0 million due to price and configuration of existing products. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact on these forces is significantly affected by the configuration of systems shipped

•	new products generated $66.1 million and $110.5 million in the second quarter and first six months of fiscal 2007, respectively, primarily driven by FAS 6000, Decru and the NearStore VTL products

•	increased enterprise penetration in primary and secondary storage, i.e., enterprise data centers, data protection, disaster recovery, archival, and compliance requirements contributed to the increase in petabytes shipped. Systems shipped with ATA drives increased to 52.1% of total petabytes shipped in the second quarter of fiscal 2007, from 45.6% in the same quarter a year ago. For the first six months of fiscal 2007 and 2006, systems shipped with ATA drives accounted for 53.2% and 46.5% of total petabytes shipped, respectively. The new 500 gigabit ATA drives, introduced in the fourth quarter of fiscal 2006, contributed 39.0% and 35.1% of the total capacity shipped in the second quarter and the first six months of fiscal 2007, respectively

•	increased sales of add-on storage driven by incremental storage demand as some customers began to approach their maximum utilization point on their initial FAS 3000 configurations

•	increased sales through indirect channels, including sales through our resellers, distributors and OEM partners, represented 58.9% and 57.3% of total revenues for the three- and six-month periods ended October 27, 2006, respectively, and 60.3% and 55.5% of total revenues for the three- and six-month periods ended October 28, 2005, respectively

•	lower-cost-per-megabyte storage which is a significant component of our hardware costs. As performance has improved on these devices, the related sales price we can charge per megabyte of storage has decreased. Our average revenue per petabyte (PB) has decreased from $7.36/PB and $7.65/PB, in the second quarter and the first six months of calendar 2005, respectively, to $4.26/PB and $4.67/PB in the second quarter and the first six months of calendar 2006, respectively

•	revenues for our older products declined by $87.3 million and $194.1 million in the second quarter and first six months of fiscal 2007, respectively, compared to the same periods in the prior year. This decrease in revenue was primarily due to a decline in revenue generated by FAS 900 series systems by 70.9% and 63.5%, respectively, in the second quarter and first six months of fiscal 2007. Unit sales of FAS 900 series systems also declined by 73.8% and 66.2%, respectively, in the second quarter and first six months of fiscal 2007. NearStore R200 systems revenue decreased by 53.2% and 49.3%, respectively, in the second quarter and first six months of fiscal 2007. NearStore R200 systems units decreased by 62.6% and 59.0%, respectively, in the second quarter and first six months of fiscal 2007. In addition, revenue also declined by $4.7 million and $5.8 million, respectively, in the second quarter and first six months of fiscal 2007 due to products that we no longer ship in the second quarter and first six months of fiscal 2007.

Our systems are highly configurable because of customer requirements in the open systems storage markets that we serve. As a result, the wide variation in customized configuration can significantly impact revenue, cost of revenues, and gross margin performance. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact on these forces is significantly affected by the configuration of systems shipped.

While revenues generated from IBM and Decru accounted for 3.0% and 2.0% of total revenue, respectively, for the three-month period ended October 27, 2006, and 2.9% and 2.2% of total revenue, respectively, for the six-month period ended October 27, 2006, we cannot assure you that IBM and Decru will continue to contribute meaningful revenue in future quarters. We also cannot assure you that we will be able to maintain or increase market demand for our products.

Software Subscriptions Revenues — Software subscriptions revenues increased by 44.2% to $82.3 million for the three-month period ended October 27, 2006, from $57.1 million for the three-month period ended October 28, 2005, due primarily to a larger installed base of renewals, upgrades, and an increased number of new enterprise customers. Software subscriptions revenues increased by 41.8% to $157.1 million for the six-month period ended October 27, 2006, from $110.8 million for the six-month period ended October 28, 2005, due primarily to a larger installed base of renewals, upgrades, and an increased number of new enterprise customers. Software subscriptions revenues represented 12.6% and 12.3% of total revenues for the three- and six-month periods ended October 27, 2006, and 11.8% and 11.9% of total revenues for the three- and six-month periods ended October 28, 2005.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 52.7% to $89.0 million for the three-month period ended October 27, 2006, from $58.3 million in the three-month period ended October 28, 2005. Service revenues increased by 51.6% to $169.8 million in the six-month period ended October 27, 2006, from $112.1 million in the six-month period ended October 28, 2005.

The increase in absolute dollars was due to the following factors:

•	professional service revenue increased by 55.2% in the three-month period ended October 27, 2006 compared to the same period ended a year ago, and increased by 52.6% in the six-month period ended October 27, 2006 compared to the same period a year ago

•	service maintenance contracts increased by 51.5% in both the first quarter and the first six months of fiscal 2007 compared to the same periods a year ago

•	an increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages than our non-enterprise customers

•	a growing installed base resulted in new customer support contracts in addition to support contract renewals by existing customers

While it is an element of our strategy to expand and offer a more comprehensive, global enterprise support and service solution, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2007.

A large portion of our service revenues is initially deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 13.6% and 13.3% of total revenues for the three- and six-month periods ended October 27, 2006, respectively, and 12.1% and 12.0% of total revenues for the three- and six-month periods ended October 28, 2005, respectively.

International total revenues — International total revenues (including United States exports) increased by 36.0% and 41.6% for the three- and six-month periods ended October 27, 2006, respectively, as compared to the same periods in fiscal 2006. Total revenues from Europe were $191.4 million and $386.3 million, or 29.3% and 30.3% of total revenues, respectively, for the three- and six-month periods ended October 27, 2006, compared to $140.3 million and $267.2, or 29.0% and 28.7% of total revenues, for the three- and six-month periods ended October 28, 2005. Total revenues from Asia were $72.9 million and $146.1 million, or 11.2% and 11.5% of total revenues, respectively, for the three- and six-month periods ended October 27, 2006, compared to $54.1 million $108.8 million, or 11.2% and 11.7% of total revenues, respectively, for the three- and six-month periods ended October 28, 2005. The increase in international sales was primarily driven by the same factors outlined under the Total Revenue discussion, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2007.

Product Gross Margin — Product gross margin decreased to 61.3% for the three-month period ended October 27, 2006, from 62.1% for the same period in fiscal 2006. Product gross margin decreased to 60.5% for the six-month period of fiscal 2007, from 61.8% for the same period in fiscal 2006.

Product gross margin was negatively impacted by:

•	SFAS 123R stock compensation expenses recorded in fiscal 2007

•	sales price reductions due to competitive pricing pressure

•	increased sales through certain indirect channels, which generate lower gross margins than our direct sales in certain geographic regions

•	higher disk content with an expanded storage capacity for the higher-end filers and NearStore systems, as resale of disk drives generates lower gross margin

•	Product gross margin was favorably impacted by:

•	favorable add-on software mix with software licenses increasing by 32.8% and 38.1% in three- and six-month periods ended October 27, 2006 compared to the same periods of fiscal 2006

•	a favorable mix shift to FAS 6000 and V-series products sold as diskless upgrades, which carries higher margin than configured systems

•	better disk utilization rates associated with sales of higher-margin management software products like FlexClonetm and FlexVoltm that run on the Data ONTAP 7G operating system allowing customers to buy less disk storage

We expect that higher disk content associated with high-end and mid-range storage systems will negatively affect our gross margin in the future if not offset by increases in software revenue and new higher-margin products.

Stock compensation included in cost of product revenues was $1.1 million and $1.7 million for the three- and six-month periods ended October 27, 2006. Amortization of existing technology included in cost of product revenues was $3.9 million and $7.7 million for the three- and six-month periods ended October 27, 2006, respectively, and $2.9 million and $4.1 million for the three- and six-month periods ended October 28, 2005, respectively. Estimated future amortization of existing technology to cost of product revenues will be $7.7 million for the remainder of fiscal 2007, $15.5 million for fiscal year 2008, $14.7 million for fiscal year 2009, $10.3 million for fiscal year 2010, $2.8 million for fiscal year 2011, and none thereafter.

Software Subscriptions Gross Margin — Software subscriptions gross margins increased slightly to 97.0% for the three-month period ended October 27, 2006, from 96.8% for the three-month period ended October 28, 2005. Software subscriptions gross margins increased slightly to 97.0% for the six-month period ended October 27, 2006, from 96.3% for the six-month period ended October 28, 2005.

Service Gross Margin — Service gross margin increased to 29.8% for the three-month period ended October 27, 2006 as compared to 26.5% in the same period in fiscal 2006. Service gross margin increased to 29.1% for the six-month period ended October 27, 2006 as compared to 25.0% in the same period in fiscal 2006. Cost of service revenue increased by 45.8% to $62.5 million for the three-month period ended October 27, 2006, from $42.9 million for the three-month period ended October 28, 2005. Cost of service revenue increased by 43.4% to $120.5 million for the six-month period ended October 27, 2006, from $84.0 million for the six-month period ended October 28, 2005. Stock compensation of $2.5 million and $5.1 million was included in the cost of service revenue for the three- and six-month periods ended October 27, 2006, respectively.

The improvement in service gross margin for the three-month period ended October 27, 2006 compared to the same quarter in fiscal 2006 was primarily due to an increase in services revenue and improved headcount utilization, partially offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margin will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In fiscal 2007, we expect service margin to experience some variability over time as we continue to build out our service capability and capacity to support our growing enterprise customers and new products.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation, and certain customer service and support costs. Sales and marketing expenses increased 46.7% to $204.3 million for the three-month period ended October 27, 2006, from $139.2 million for the same period a year ago. These expenses were 31.4% and 28.9% of total revenues for the three-month periods ended October 27, 2006 and October 28, 2005, respectively. Sales and marketing expenses increased 44.3% to $399.8 million for the six-month period ended October 27, 2006, from $277.0 million for the same period a year ago. These expenses were 31.4% and 29.8% of total revenues for the six-month periods ended October 27, 2006 and October 28, 2005, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions, and stock compensation expenses recognized under adoption of SFAS No. 123R.

Stock compensation included in sales and marketing expenses for the three- and six-month periods ended October 27, 2006 was $18.7 million and $37.4 million. Deferred compensation expenses related to stock options and restricted stocks assumed in acquisitions was $1.0 million and $1.5 million for the three- and six-month periods ended October 28, 2005. Amortization of Spinnaker trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $0.6 million and $0.5 million for the three-month periods ended

October 27, 2006 and October 28, 2005, respectively and was $1.2 million and $0.7 million for the six-month periods ended October 27, 2006 and October 28, 2005, respectively. Estimated future amortization of trademarks, tradenames, and customer contracts and relationships included in sales and marketing expenses will be $1.1 million for the remainder of fiscal 2007, $2.2 million for fiscal 2008, 2009, and 2010, $1.3 million for fiscal 2011, and $0.3 million thereafter.

We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels, and increase product and company awareness. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

Research and Development — Research and development expenses consist primarily of salaries and benefits, stock-based compensation, prototype expenses, nonrecurring engineering charges, fees paid to outside consultants, and amortization of capitalized patents.

Research and development expenses increased 55.4% to $90.4 million for the three-month period ended October 27, 2006, from $58.1 million for the same period ended October 28, 2005. These expenses represented 13.8% and 12.0% of total revenues for the second quarters of fiscal 2007 and 2006, respectively. Research and development expenses increased 62.3% to $179.0 million for the six-month period ended October 27, 2006, from $110.3 million for the same period ended October 28, 2005. These expenses represented 14.1% and 11.8% of total revenues for the first six months of fiscal 2007 and 2006, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, and stock-based compensation recognized under adoption of SFAS No. 123R. For both the three- and six-month periods ended October 27, 2006 and October 28, 2005, no software development costs were capitalized.

Stock compensation included in research and development expenses for the three- and six-month periods ended October 27, 2006 was $13.0 million and $26.9 million. Deferred compensation expenses related to stock option and restricted stock assumed in acquisitions was $2.1 million and $3.5 million for the three- and six-month periods ended October 28, 2005. Included in research and development expenses is capitalized patents amortization of $0.5 million and $1.0 million for the three- and six-month periods ended October 27, 2006, respectively, as compared to $0.5 million and $1.0 million for the three- and six-month periods ended October 28, 2005. Based on capitalized patents recorded at October 27, 2006, estimated future capitalized patents amortization expenses for the remainder of fiscal 2007 will be $1.0 million, $2.0 million for fiscal year 2008, $0.5 million in fiscal 2009, $0.2 million in fiscal 2010, and none thereafter.

We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We expect to continuously support current and future product development and enhancement efforts, and to incur prototyping expenses and nonrecurring engineering charges associated with the development of new products and technologies. We intend to continuously broaden our existing product offerings and to introduce new products that expand our solutions portfolio.

We believe that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2007, primarily due to ongoing costs associated with the development of new products and technologies, projected headcount growth, and the operating impact of potential future acquisitions.

General and Administrative — General and administrative expenses increased 61.6% to $35.2 million for the three-month period ended October 27, 2006, from $21.8 million for the same period ended October 28, 2005. These expenses represented 5.4% and 4.5% of total revenues for the three-month periods ended October 27, 2006 and October 28, 2005, respectively. General and administrative expenses increased 57.3% to $67.6 million for the six-month period ended October 27, 2006, from $43.0 million for the same period ended October 28, 2005. These expenses represented 5.3% and 4.7% of total revenues for the six-month periods ended October 27, 2006 and October 28, 2005, respectively. This increase in absolute dollars was primarily due to higher performance-based payroll expenses due to higher profitability and higher headcount growth, higher stock-based compensation recognized under SFAS No. 123R, and higher legal expenses and professional fees for general corporate matters.

We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2007 due to projected general and administrative headcount growth. Stock compensation included in general and administrative expenses for the three- and six-month periods ended October 27, 2006 was $7.1 million and $14.3 million, respectively. Deferred compensation expenses related to stock options and restricted stocks assumed in acquisitions was $0.2 million and $0.4 million, respectively, for the three- and six-month periods ended October 28, 2005. Amortization of covenants not to compete included in general and administrative expenses was $0.2 million and $0.5 million for the three- and six-month periods ended October 27, 2006, respectively, as compared to $0.4 million and $1.8 million for the three- and six-month periods ended October 28, 2005, respectively. Estimated future amortization of covenants not to compete relating to our acquisitions will be $0.5 million in the remainder of fiscal 2007, $0.2 million for fiscal year 2008, and none thereafter.

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of October 27, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the three-month period ended October 27, 2006, we did not record any reduction in restructuring reserve resulting from change in estimate of our third restructuring plan.

Of the reserve balance at October 27, 2006, $0.5 million was included in other accrued liabilities and the remaining $1.8 million was classified as long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

The following analysis sets forth the changes in the restructuring reserve for the three months ended October 27, 2006 (in thousands):

	Facility Accrual	Severance-Related	Total

Reserve balance at April 30, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Adjustments	(1,256)	—	(1,256)
Cash payments	(862)	(521)	(1,383)

Reserve balance at April 30, 2006	$2,666	$338	$3,004
Restructuring recoveries	—	(74)	(74)
Cash payments	(149)	(82)	(231)

Reserve balance at July 28, 2006	$2,517	$182	$2,699
Cash payments	(143)	(182)	(325)

Reserve balance at October 27, 2006	$2,374	$—	$2,374

Gain on sale of assets — We recorded a gain of $25.3 million for the three- and six-months periods ended October 27, 2006 as a result of the sale of certain assets to Blue Coat (see Note 12 of the Condensed Consolidated Financial Statements).

Interest Income — Interest income was $17.5 million and $34.1 million for the three- and six-month periods ended October 27, 2006, respectively, as compared to $9.7 million and $18.7 million for the three- and six-month periods ended October 28, 2005. The increase in interest income was primarily driven by higher average interest rates on our investment portfolio. We expect interest income to increase for fiscal 2007 as a result of higher cash and invested balances in a higher interest-rate portfolio environment.

Interest Expense — Interest expense was $5.2 million and $9.0 million for the three- and six-month periods ended October 27, 2006, respectively, as compared to minimal interest expenses for the three- and six-month periods ended October 28, 2005. The increase in fiscal 2007 was primarily due to interest incurred in connection with our debt.

Other Income (Expense), Net — Other Income (Expense), Net, was $1.9 million and $2.7 million, respectively, for the three- and six-month periods ended October 27, 2006. Other Income (Expense), Net for the second quarter of fiscal 2007 included net exchange gains from foreign currency of $0.2 million and other income of $1.7 million. Other Income (Expense), Net for the first six months of fiscal 2007 included net exchange gains from foreign currency of $0.8 million and other income of $1.9 million. Other Income (Expense), Net, included net exchange losses from foreign currency of $0.2 million and $0.4 million for the three- and six-month periods ended October 28, 2005. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Net Gain (Loss) on Investments — Net gain (loss) on investments included a temporary write-down of $2.0 million related to the impairment of our investment in a privately held company for the three- and six-month periods ended October 27, 2006.

Provision for Income Taxes — For the three- and six-month periods ended October 27, 2006, we applied an annual effective tax rate of 20.2% and 20.9%, respectively, to pretax income versus 15.5% and 16.2%, respectively, for the comparable periods in the prior year. The tax rates for the three- and six-month periods ending October 27, 2006 and October 28, 2005 included discrete income tax provision items. For the three- and six-month periods ending October 27, 2006, a net tax expense of $2.4 million related to the gain on the sale of NetCache was reported as a discrete income tax provision item. For the three- and six-month periods ending October 28, 2005, a tax benefit of $4.6 million related to a R&D tax credit study was reported as a discrete income tax provision item. The increase to the effective tax rate for fiscal year 2007 is also attributable to the impacts of SFAS No. 123R. These rates reflect a favorable foreign tax ruling for our principal European subsidiary. Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated income, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, and other sources and uses of cash flow on our liquidity and capital resources.

Balance Sheet and Operating Cash Flows

As of October 27, 2006, as compared to April 30, 2006, our cash, cash equivalents, and short-term investments increased by $56.5 million to $1,379.4 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $0.2 million to $1,116.2 million as of October 27, 2006, compared to $1,116.0 million as of April 30, 2006.

During the six-month period ended October 27, 2006, we generated cash flows from operating activities of $403.4 million, as compared with $241.4 million in the same period in fiscal 2006. We recorded net income of $141.6 million in the six-month period ended October 27, 2006, as compared to $130.8 million in the same period in fiscal 2006. A summary of the significant changes in noncash adjustments affecting net income is as follows:

•	Stock-based compensation expense was $85.4 million in the six-month period ended October 27, 2006, compared to $5.4 million in the same period a year ago. The increase was attributed to the adoption of SFAS No. 123R.

•	Depreciation expense was $39.4 million and $30.1 million in the six-month period ended October 27, 2006 and October 28, 2005, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles was $9.4 million and $6.5 million in the six-month period ended October 27, 2006 and October 28, 2005, respectively. The increase was attributed to the Decru acquisition.

•	Gain on sale of certain assets to Blue Coat was $25.3 million in the six-month period ended October 27, 2006.

In addition to net income and noncash adjustments in the six-month period ended October 27, 2006, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	An increase in deferred revenues of $137.7 million in the six-month period ended October 27, 2006, due to higher software subscription and service billings attributable to the increase in larger enterprise customers, as well as renewals of existing maintenance agreements in the first quarter of fiscal 2007. The increase in deferred revenue of $85.8 million in the six-month period ended October 28, 2005 was due to higher software subscription and service billings resulting from increased enterprise penetration.

•	Increase in income taxes payable of $12.3 million in the six-month period ended October 27, 2006 was attributed to tax payments of $27.1 million, which included an $18.7 million federal income tax payment made for the fiscal year 2006 tax year relating to the income tax on the foreign dividend repatriation, partially offset by the tax provision of $37.5 million and tax refund of $1.9 million. Income tax payable increased $24.1 million in the six-month period ended October 28, 2005, primarily due to tax provision of $25.3 million, partially offset by tax payments of $3.7 million.

•	Decrease in accounts receivable of $15.4 million in the six-month period ended October 27, 2006 was due to more linear shipments. Increase in accounts receivable of $28.3 million in the six-month period ended October 28, 2005 was due primarily to less linear shipments in the second quarter of fiscal 2006.

•	Net inventory decreased $8.2 million for the six-month period ended October 27, 2006, primarily due to higher inventory at fiscal 2006 year end associated with the new FAS 6000 launch and increased shipments of this product in the second quarter of fiscal 2007. The increase of $13.6 million in the six-month period ended October 28, 2005 was due primarily to ramping up of purchased components in anticipation of revenue growth.

The above factors were partially offset by the effects of:

•	Excess tax benefits of $23.8 million relating to stock-based compensation upon the exercise of stock options.

•	Accrued compensation and related benefits decreased by $6.3 million and $11.1 million in the six-month periods ended October 27, 2006 and October 28, 2005, respectively. The changes for both periods were due to payout of commission and performance-based payroll expenses during the first six months of fiscal 2007 and previously accrued for in fiscal 2006, partially offset by fiscal 2007 accrual for the first six month of fiscal 2007.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for the six-month period ended October 27, 2006 were $76.0 million as compared to $63.0 million in the same period a year ago. We received net proceeds of $17.0 million and $84.8 million in the six-month periods ended October 27, 2006 and October 28, 2005, respectively, for net purchases/redemptions of short-term investments. We redeemed $52.6 million of restricted investment and its interest income pledged with JP Morgan Chase to repay the Tranche A term loan with JP Morgan Chase. (See Note 5.) Investing activities in the six-month period ended October 27, 2006 also included new investments in privately held companies of $1.3 million.

In the second quarter of fiscal 2007, we received $23.9 million in cash in connection with the sale of certain assets to Blue Coat. In the first quarter of fiscal 2006, we acquired Alacritus for a purchase price of approximately $13.7 million, including assumed options, cash payments of $11.0 million, and related transaction costs. In the second quarter of fiscal 2006, we acquired Decru for a purchase price of approximately $283.2 million, including assumed options, net cash payments of $41.2 million, and related transaction costs.

Cash Flows from Financing Activities

We used $358.5 million and $172.7 million in the six-month periods ended October 27, 2006 and October 28, 2005, respectively, from net financing activities, which included repayment of debt and sales of common stock related to employee stock transactions net of common stock repurchases. We made a repayment of $106.6 million for our debt during the six-month period ended October 27, 2006. We repurchased 10.8 million and 9.6 million shares of common stock at a total of $363.9 million and $244.6 million during the six-month periods ended October 27, 2006 and October 28, 2005, respectively. Other financing activities provided $92.5 million and $72.5 million in the six-month periods ended October 27, 2006 and October 28, 2005, respectively, from sales of common stock related to employee stock option exercises and employee stock purchases. Tax benefits, related to tax deductions in excess of the compensation cost recognized, of $23.8 million were presented as financing cash flows for the six-month period ended October 27, 2006 in accordance with SFAS No. 123R. During the six-month periods ended October 27, 2006 and October 28, 2005, we withheld $4.3 million and $0.6 million in shares, respectively, from certain employees’ exercised shares of their restricted stock to reimburse for federal, state, and local withholding taxes obligations. The increase in the amounts withheld year over year was due to the release of Decru’s assumed restricted stock units.

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

Other Factors Affecting Liquidity and Capital Resources

The American Jobs Creation Act of 2004 (“the Jobs Act”) created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. We remitted $18.7 million related to the federal portion of the tax liability during the first six-month period ended October 27, 2006.

For the six-month periods ended October 27, 2006 and October 28, 2005, the income tax benefit associated with dispositions of employee stock transactions was $79.0 million and $16.3 million, respectively. Of the $79.0 million, $37.1 million relates to tax benefits generated from stock option exercises during the six-month period ended October 27, 2006 while the remaining $41.9 million relates to a reduction of accrued income taxes payable due to the utilization of net operating loss carryovers generated from stock options in prior years. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

On November 8, 2006, we entered into a definitive agreement to acquire Topio, a privately held Santa Clara, California-based company for approximately $160.0 million in cash. The acquisition is expected to close in December 2006, subject to customary closing conditions.

Stock Repurchase Program

At October 27, 2006, $41.7 million remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

On November 15, 2006, our Board approved a new stock repurchase program in which up to $800.0 million of additional shares may be purchased.

Debt

In March 2006, we received proceeds from a term loan totaling $300.0 million to finance a foreign dividend repatriation under the Jobs Act. (See Note 5 of the Condensed Consolidated Financial Statements.) The loan repayments of $105.1 million and $88.4 million are due in the remainder of fiscal 2007 and fiscal 2008. This debt was collateralized by restricted investments totaling $189.7 million, as well as certain foreign receivables as of October 27, 2006. In accordance with the payment terms of the loan agreement, interest payments will be approximately $4.2 million and $2.9 million in the remainder of fiscal 2007 and fiscal 2008, respectively. As of October 27, 2006, we are in compliance with the liquidity and leverage ratio as required by the Loan Agreement with the lenders.

Contractual Cash Obligations and Other Commercial Commitments

The following summarizes our contractual cash obligations and commercial commitments at October 27, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$8,896	$17,851	$17,050	$14,301	$11,758	$31,936	$101,792
Real estate lease payments(2)	—	1,363	2,337	2,337	2,337	36,036	44,410
Equipment operating lease payments(3)	4,069	7,103	4,649	244	7	—	16,072
Venture capital funding commitments(4)	294	325	313	300	288	24	1,544
Capital expenditures(5)	8,772	1,001	—	—	—	—	9,773
Communications and maintenance(6)	4,893	5,969	2,093	585	80	—	13,620
Restructuring charges(7)	453	579	603	594	144	—	2,373
Debt(8)	109,211	91,247	—	—	—	—	200,458

Total Contractual Cash Obligations	$136,588	$125,438	$27,045	$18,361	$14,614	$67,996	$390,042

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

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total

Other Commercial Commitments:
Lines of Credit(9)	$1,983	$—	$—	$—	$—	$351	$2,334

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal year 2016. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (6) below. The net increase in the office operating lease payments was primarily due to a new domestic lease executed with a 10-year term during the first quarter of fiscal 2007.

(2)	On December 16, 2005, we entered into financing, construction, and leasing arrangements with BNP Paribas LLC (“BNP”) for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38.5 million. After completion of construction, we will pay minimum lease payments, which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (6.07% at October 27, 2006) on the cost of the facilities. We expect to begin paying lease payments on the completed buildings on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP.

Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $38.5 million, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32.7 million, and be liable for any deficiency between the net proceeds received from the third party and $32.7 million, or (iii) pay BNP a supplemental payment of $32.7 million, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

Included in the above contractual cash obligations are (a) lease commitments of $1.4 million in fiscal 2008, $2.3 million in each of the fiscal years 2009, 2010, 2011, and 2012, and $1.0 million in fiscal year 2013, which are based on the LIBOR rate at April 30, 2006 for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $32.7 million in the event that we elect not to purchase or arrange for a sale of the building.

The lease also requires us to maintain specified financial covenants with which we were in compliance as of October 27, 2006. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(8)	Included in these amounts are the JP Morgan Chase loan (see Note 5) on our Consolidated Balance Sheets under Current Portion of Long-Term Debt and Long-Term Debt. This amount also includes estimated interest payments of $4.2 million for the remainder of fiscal 2007 and $2.9 million for fiscal 2008. The decrease from April 30, 2006 represented a loan repayment of $78.7 million, plus interest of $6.3 million for the first six months of fiscal 2007.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

During the quarter, two shareholder derivative lawsuits were filed against various of our officers and directors and naming us as a nominal defendant. The suits allege improper practices relating to the timing of stock option granting. Management believes that the claims are without merit and intends to defend the actions vigorously.

In addition, we are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Capital Expenditure Requirements

We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment, and enhancements to our worldwide infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California, Research Triangle Park (“RTP”), North Carolina, and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to finance all our construction projects, including our contractual commitments, operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash and investments.

Off-Balance Sheet Arrangements

As of October 27, 2006, our financial guarantees of $2.3 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

As of October 27, 2006, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $325.8 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Assuming that this transaction will continue to meet the provisions of FIN No. 46R as new standards evolve over time, our future minimum lease payments under this real estates lease will amount to a total of $44.4 million reported under our Note 14 “Commitments and Contingencies.”

Liquidity and Capital Resource Requirements

Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, accounts receivable and inventories and future demand for our products and related pricing. We expect to incur higher capital expenditures in the near future to expand our operations. We will from time to time acquire products and businesses complementary to our business. In the future, we may continue to repurchase our common stock, which would reduce cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with management-approved policies.

Market Interest and Interest Income Risk

Interest and Investment Income — As of October 27, 2006, we had available-for-sale investments of $1,045.8 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These highly liquid investments, consisting primarily of government, municipal, corporate debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 27, 2006 would cause the fair value of these available-for-sale investments to decline by approximately $4.2 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment portfolio also includes common stock holdings in Blue Coat (see Note 12 of the Condensed Consolidated Financial Statements). We are exposed to fluctuations in the market price of our investment in this company. At the same time, we are precluded from selling the value of any of our holdings until September 2007. As a result of these factors, the amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the current unrealized amount. A hypothetical 10 percent decrease in the fair market value from fair market value at October 27, 2006 would cause the fair value of this investment to decrease by approximately $0.8 million.

Lease Commitments — As of October 27, 2006, we have arrangements with BNP to lease our land for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38.5 million. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread. We expect to pay lease payments on the completed buildings from BNP on September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at October 27, 2006 would increase our total lease payments under the initial five-year term by approximately $1.0 million. We do not currently hedge against market interest rate increases. As cash from operating cash flows is invested in a higher interest rate environment, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant increase in market interest rate.

Debt Obligation — We have an outstanding variable rate term loan totaling $193.4 million as of October 27, 2006. Under terms of these arrangements, we expect to pay interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at October 27, 2006 would increase our total interest payments by approximately $1.0 million. We do not currently use derivatives to manage interest rate risk.

Equity Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such equity investment. Accordingly, we could lose all or part of this investment if there is an adverse change in the market price of the company we invest in. Our investments in non-marketable equity securities had a carrying amount of $10.2 million as of October 27, 2006 and $11.0 million as of April 30, 2006. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Income. In the second quarter of fiscal 2007, we recorded a non-cash, other-than-temporary write-down of $2.0 million related to an impairment of our investment in a privately held company.

Foreign Currency Exchange Rate Risk

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at October 27, 2006, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward and currency option contracts outstanding on October 27, 2006 (in thousands):

		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
CAD	Sell	12,249	$10,955	$10,956
ZAR	Sell	25,237	$3,392	$3,391
EUR	Sell	136,428	$173,821	$174,466
GBP	Sell	33,938	$64,131	$64,385
CHF	Sell	7,014	$5,630	$5,631
ILS	Sell	2,950	$688	$688
EUR	Buy	13,199	$16,731	$16,902
GBP	Buy	3,155	$5,942	$5,988
AUD	Buy	27,300	$20,953	$20,953
JPY	Buy	127,607	$1,090	$1,090
SEK	Buy	13,079	$1,811	$1,811
DKK	Buy	11,730	$2,006	$2,007
NOK	Buy	8,138	$1,246	$1,246
INR	Buy	81,189	$1,798	$1,798
Option contracts:
EUR	Sell	9,000	$11,496	$11,574
GBP	Sell	1,500	$2,845	$2,864

Item 4.	Controls and Procedures

Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of October 27, 2006, the end of the fiscal period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	Changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries

•	General decrease in global corporate spending on information technology leading to a decline in demand for our products

•	A shift in federal government spending patterns

•	The possible effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting

•	The level of competition in our target product markets

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components

•	The size, timing, and cancellation of significant orders

•	Product configuration and mix

•	The extent to which our customers renew their service and maintenance contracts with us

•	Market acceptance of new products and product enhancements

•	Announcements, introductions, and transitions of new products by us or our competitors

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors

•	Changes in pricing by us in response to competitive pricing actions

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner

•	Supply constraints

•	Technological changes in our target product markets

•	The levels of expenditure on research and development and sales and marketing programs

•	Our ability to achieve targeted cost reductions

•	Excess or inadequate facilities

•	Disruptions resulting from new systems and processes as we continue to enhance and adapt our system infrastructure to accommodate future growth

•	Future accounting pronouncements and changes in accounting policies

•	Seasonality

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

We derive a majority of our revenue in any given quarter from orders booked in the same quarter. Bookings typically follow intra-quarter seasonality patterns weighted towards the back end of the quarter. If we do not achieve bookings in the latter part of a quarter consistent with our quarterly financial targets, our financial results will be adversely impacted.

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

In the storage market, our primary and nearline storage system products, and our associated storage software portfolio compete primarily with storage system products and data management software from EMC, HDS, HP, IBM, and Sun/StorageTek. We also see Dell, Inc. as a competitor in the storage marketplace, primarily through their business partnership with EMC, allowing Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from companies including Engenio Information Technologies, Inc. (formerly the Storage Systems Group of LSI Logic Corp.), Dot Hill Systems Corporation, and Xiotech Corporation. In the secondary storage market, which includes the disk-to-disk backup, compliance, and business continuity segments, our solutions compete primarily against products from EMC and Sun/StorageTek. Our NearStore VTL appliances also compete with traditional tape backup solutions in the broader data backup/recovery space.

We also develop and market network storage security products. With the acquisition of Decru, we have gained market share in the financial services, media, telecommunications, and pharmaceutical sectors as well several government agencies worldwide. Our future potential competitors could include developers of operating systems or hardware suppliers not currently offering competitive enterprise-wide security products. If any of those potential competitors begins to offer enterprise-wide security systems as a component of its product solution, demand for our storage security could decrease.

Additionally, a number of new, privately held companies are currently attempting to enter the storage systems and data management software markets, the nearline and NearStore VTL storage markets, some of which may become significant competitors in the future.

We believe that the principal competitive factors affecting the storage markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, and global service and support. We must continue to maintain and enhance this technological advantage over our competitors. If those competitors with greater financial, marketing, service, support, technical, and other resources were able to offer products that matched or surpassed the technological capabilities of our products, these competitors would, by virtue of their greater resources, gain a competitive advantage over us that could lead to greater sales for these competitors at the expense of our own market share, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Component quality is particularly significant with respect to our suppliers of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives, microprocessors, and semiconductor memory components, which could result in component shortages, selective supply allocations, and increased prices of such components. We cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, problems with respect to yield and quality of such components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our operating results. Such delays could also damage relationships with current and prospective customers and suppliers.

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

We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of October 27, 2006, we have no purchase commitment under these agreements.

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

Our future financial performance depends on growth in the storage and data management markets. If these markets do not continue to grow at the rates at which we forecast growth, our operating results will be materially and adversely impacted.

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

For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceuticals, and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability, and permanence (such as Rule 17(a)(4) of the Securities Exchange Act of 1934, as amended) in the United States and in the other countries in which we operate. If our products do not meet, and continue to comply with, these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and therefore we will not be able to expand our product offerings in these market and geographical segments at the rates for which we have forecast.

In addition, our business also depends on general economic and business conditions. A reduction in demand for storage and data management caused by weakening economic conditions and decreases in corporate spending will result in decreased revenues and lower revenue growth rates. The network storage market growth declined significantly beginning in the third quarter of fiscal 2001 through fiscal 2003, causing both our revenues and operating results to decline. If the storage and data management markets grow more slowly than anticipated, or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially and adversely affected.

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

Changes in service gross margins may result from various factors such as continued investments in our customer support infrastructure and changes in the mix between technical support services and professional services, as well as the timing of technical support service contract initiations and renewals.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States statutory tax rate

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pre-tax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction different than our estimates

•	Changing tax laws, accounting standards, including SFAS No. 123R, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings

•	An increase in expenses not deductible for tax purposes, including certain stock compensation, write-offs of acquired in-process research and development, and impairment of goodwill

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods

•	Changes in the valuation of our deferred tax assets and liabilities

•	Changes in tax laws or the interpretation of such tax laws

•	Tax assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place

•	A change in our decision to indefinitely reinvest foreign earnings

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

From time to time, we also make equity investments for the promotion of business and strategic objectives. We have already made strategic investments in a number of storage and data management-related technology companies. Equity investments may result in the loss of investment capital. The market price and valuation of our equity investments in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. To the extent that the fair value of these securities is less than our cost over an extended period of time, our results of operations and financial position could be negatively impacted. In the second quarter of fiscal 2007, we recorded a $2.0 million write-down relating to our investment in a technology company.

We cannot assure you that our OEM relationship with IBM will generate significant revenue.

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an original equipment manufacturing (OEM) agreement that enables IBM to sell IBM branded solutions based on Network Appliance unified and open network attached storage (NAS) and iSCSI/IP SAN solutions, including NearStore and the NetApp V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM and there is no minimum commitment for any given period of time; therefore we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or their release schedule and timing of those products; nor do we control their pricing. Revenues from the IBM relationship were not significant during the first six-months of fiscal 2007 and fiscal year 2006. Revenues from IBM accounted for 3.1% and 2.9% of our total consolidated revenue for the three- and six-month periods ended October 27, 2006. Revenues from IBM accounted for 1.0% of our total consolidated revenue for the fiscal year 2006. In the event that sales through IBM will increase, we may experience distribution channel conflicts between our direct sales force and IBM, or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. In addition, since this agreement is relatively new, we do not have a history upon which to base our analysis of its future success.

Currently we do not and cannot assure you that this OEM relationship will generate significant revenue or that this strategic partnership will continue to be in effect for any specific period of time.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

An element of our strategy to increase revenue is to strategically partner with major third-party software and hardware vendors that integrate our products into their products and also comarket our products with these vendors. We have significant partner relationships with database, business application, and backup management companies, including Microsoft®, Oracle®, SAP, and Symantectm. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish strategic relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time.

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

We cannot assure you that we are able to maintain existing resellers and attract new resellers, and that channel conflicts will not materially adversely affect our channel relationships. In addition, we do not have exclusive relationships with our resellers and accordingly there is a risk that those resellers may give higher priority to products of other suppliers, which could materially adversely affect our operating results.

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, or VARs, systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In the three-month period ended October 27, 2006, Fujitsu Siemens and our two-tier distribution partners, Arrow and Avnet, accounted for 3.3% and 12.1%, respectively, of our consolidated revenue. In the three-month period ending October 28, 2005, Fujitsu Siemens and our two-tier distribution partners, Arrow and Avnet, accounted for 3.2% and 11.5%, respectively, of our consolidated revenue.

However, in order for us to maintain our current revenue sources and grow our revenue as we have forecasted, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may offer products that are competitive to ours. In addition, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sales, and support of our competitors’ products than ours. If we fail to effectively manage our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue as we have forecasted, which would have a materially adverse affect on our business, financial condition, and results of operations. Additionally, if we do not manage distribution of our products and services and support effectively, or if our resellers’ financial conditions or operations weaken, our revenues and gross margins could be adversely affected.

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct business internationally.  For the three- and six-month periods ended October 27, 2006, 40.5% and 41.8%, respectively, of our total revenues were from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenue. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows. All balance sheet hedges are marked to market through earnings every quarter, while gains and losses on cash flow hedges are recorded in other comprehensive income until forecasted transactions occur, at which time such realized gains and losses are recognized in earnings. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles and difficulties in managing international operations. Such factors could materially and adversely affect our future international sales and consequently our operating results.

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

Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing and enhancing infrastructure, systems and processes, and managing our assets.

The growth in our business requires that we invest in people, processes and systems to best optimize our revenue growth and long- term profitability. However, growth in our sales or continued expansion in the scope of our operations could strain our current management, financial, manufacturing, and other systems, and may require us to implement and improve those systems. If we experience any problems with any improvement or expansion of these systems, procedures, or controls, or if these systems, procedures or controls are not designed, implemented, or improved in a cost-effective and timely manner, our operations may be materially and adversely affected. In addition, any failure to implement, improve, and expand such systems, procedures, and controls in a timely and efficient manner could harm our growth strategy and materially and adversely affect our financial condition and ability to achieve our business objectives.

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

We depend on the ability of our personnel, raw materials, equipment, and products to move reasonably unimpeded around the world. Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts, or other catastrophic events.

Any political, military, world health (e.g., SARS, avian flu), or other issue which hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption cased by fire, floods, hurricanes, power loss, power shortages, telecommunications failures, break-ins, and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

We depend on attracting and retaining qualified technical and sales personnel. If we are unable to attract and retain such personnel, our operating results could be materially and adversely impacted.

Our continued success depends, in part, on our ability to identify, attract, motivate, and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate, and retain qualified engineers with the requisite education, background, and industry experience. Competition for qualified engineers, particularly in Silicon Valley, can be intense. The loss of the services of a significant number of our engineers or salespeople could be disruptive to our development efforts or business relationships and could materially and adversely affect our operating results.

Undetected software errors, hardware errors, or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues.

Our products may contain undetected software errors, hardware errors, or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially and adversely affect our operating results.

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

Litigation may be necessary to protect our proprietary technology. Any such litigation may be time consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products, or design around patents issued to us or other intellectual property rights of ours.

We are subject to intellectual property infringement claims. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights. Third parties may in the future claim infringement by us with respect to current or future products, patents, trademarks, or other proprietary rights. We expect that companies in the appliance market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time consuming, result in costly litigation, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

Adverse resolution of litigation may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

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

Because new and modified laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates and Policies” in Part I, Item 2 of this Form 10-Q). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under SFAS No. 123R requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and make a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Changes in these variables could impact our stock-based compensation expense and have a significant impact on our gross margins, R&D and S&M, G&A expenses, and stock price. If another party asserts that the fair value of our employee stock options is misstated, securities class action litigation could be brought against us, or the market price of our common stock could decline, or both could occur. As a result, we could incur significant losses, and our operating results may be below our expectations and those of investors and stock market analysts.

Our ability to forecast earnings is limited by the impact of new accounting requirements such as SFAS No. 123R.

The Financial Accounting Standards Board requires companies to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of income. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase the Company’s common stock as permitted by SAB No. 107. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R requires us to use estimated forfeitures, and therefore the adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeitures, the amount of stock compensation expense. Given the unpredictable nature of the “Black Scholes” variables and other management assumptions such as number of options to be granted, underlying strike price, and associated income tax impacts, it is very difficult to estimate stock compensation expense for any given quarter or year. Any changes in these highly subjective assumptions may significantly impact our ability to make accurate forecasts of future earnings.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.

We may from time to time be subject to various state, federal, and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. We have met the requirements of the RoHS and WEEE directives, including adhering to the July 1, 2006 deadline for meeting RoHS material composition restrictions. Similar laws and regulations have been or may be enacted in other regions.

We face increasing complexity in our product design, logistics, and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products. Other environmental regulations may require us to reengineer products to utilize components which are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us. Notwithstanding our ability or willingness to reengineer products or to pay additional costs, we still may be adversely affected if the materials and components that we need are unavailable to us. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, any noncompliant products may be banned from European markets, and our customers may incur liability. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have an adverse effect on us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to common repurchases by Network Appliance Inc. for the second quarter of fiscal 2007:

				Approximate Dollar
			Total Number of	Value of Shares That
		Average	Shares Purchased as	May yet be Purchased
	Shares	Price Paid	Part of the Repurchase	Under the Repurchase
Period	Purchased	per Share	Program(1)	Program(2)

July 29, 2006 — August 25, 2006	615,324	$33.76	39,172,481	$164,880,411
August 26, 2006 — September 22, 2006	3,643,149	$33.80	42,815,630	$41,748,253
September 23, 2006 — October 27, 2006	—	$—	42,815,630	$41,748,253

Total	4,258,473	$33.79	42,815,630	$41,748,253

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	At October 27, 2006, $41,748,253 remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

On November 15, 2006, our Board approved a new stock repurchase program in which up to $800,000,000 of additional shares may be purchased.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On August 31, 2006, we held our 2006 Annual Meeting of Stockholders. Voting results are summarized below:

Proposal I — To elect the following individuals to serve as members of the Board of the Directors for the ensuing year or until their respective successors are duly elected and qualified:

Name	Votes For	Abstain

Daniel J. Warmenhoven	336,276,382	8,272,962
Donald T. Valentine	334,049,206	10,500,138
Jeffry R. Allen	334,963,104	9,586,240
Carol A. Bartz	318,920,095	25,629,249
Alan L. Earhart	339,175,472	5,373,872
Edward Kozel	339,690,307	4,859,037
Mark Leslie	324,421,580	20,127,764
Nicholas G. Moore	336,228,372	8,320,972
George T. Shaheen	340,667,574	3,881,770
Robert T. Wall	321,646,059	22,903,285

Proposal II — To approve an amendment to the Company’s 1999 Stock Option Plan (1999 Plan) to increase the share reserve by an additional 10,900,000 shares of Common Stock.

Votes For	Against	Abstain

243,056,134	50,538,776	2,632,328

Proposal III — To approve an amendment to the 1999 Plan to increase Director compensation under the Automatic Option Grant Program from an option to purchase 15,000 shares to an option to purchase 20,000 shares.

Votes For	Against	Abstain

233,280,519	60,316,376	2,360,343

Proposal IV — To approve an amendment to the Company’s Employee Stock Purchase Plan (Purchase Plan) to increase the share reserve under the Purchase Plan by an additional 1,600,000 shares of Common Stock.

Votes For	Against	Abstain

276,706,663	16,934,331	2,316,244

Proposal V — To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending April 27, 2007.

Votes For	Against	Abstain

336,815,812	5,311,728	2,414,780

Item 5.	Other Information

None

Item 6.	Exhibits

2	.1(6)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation) dated as of November 1, 2001.
2	.2(9)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(9)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(15)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(6)	Certificate of Incorporation of the Company dated as of November 1, 2001.
3	.2(6)	Bylaws of the Company dated as of November 1, 2001.
3	.3(16)	Certificate of Amendment to the Bylaws of the Company dated as of August 31, 2006.
4	.1(6)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(23)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(14)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(7)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5(3)†	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15(5)†	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(8)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(10)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(12)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(11)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(13)*	The Company’s Deferred Compensation Plan.
10	.22(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.

10	.23(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(17)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(17)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(18)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(19)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(20)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(20)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(20)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(20)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(20)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(22)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(7)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(8)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(9)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(10)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(11)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(12)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(14)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(16)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated September 1, 2006.

(17)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(23)	Previously filed as an exhibit to the Company’s S-8 registration statement dated October 31, 2006.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE INC.
(Registrant)

/s/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: December 5, 2006

EXHIBIT INDEX

2	.1(6)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation) dated as of November 1, 2001.
2	.2(9)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(9)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(15)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(6)	Certificate of Incorporation of the Company dated as of November 1, 2001.
3	.2(6)	Bylaws of the Company dated as of November 1, 2001.
3	.3(16)	Certificate of Amendment to the Bylaws of the Company dated as of August 31, 2006.
4	.1(6)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(23)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(14)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(7)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5(3)†	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15(5)†	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(8)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(10)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(12)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(11)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(13)*	The Company’s Deferred Compensation Plan.
10	.22(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual)..
10	.30(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

10	.32(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(17)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(17)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(18)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(19)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(20)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(20)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(20)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(20)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(20)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(22)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated September 5, 2006.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(7)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(8)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(9)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(10)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(11)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(12)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(14)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(16)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated September 1, 2006.

(17)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(23)	Previously filed as an exhibit to the Company’s S-8 registration statement dated October 31, 2006.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.