Form 10-Q
period 2007-01-26
NETWORK APPLIANCE INC
filed 2007-03-07
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2007
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Class	Outstanding at February 23, 2007

Common Stock	371,059,425

TRADEMARKS

2007 Network Appliance, Inc. All rights reserved. Specifications subject to change without notice. NetApp, the Network Appliance logo, Data ONTAP, FlexVol, NearStore, NetCache, and Snap Manager are registered trademarks and Network Appliance, and FlexClone, is a trademark of Network Appliance, Inc. in the U.S. and other countries. Decru is a registered trademark of Decru, a NetApp company. Windows is a registered trademarks of Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Symantec is a trademark of Symantec Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 26,	April 30,
	2007	2006
	(In thousands — unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$490,216	$461,256
Short-term investments	805,094	861,636
Accounts receivable, net of allowances of $2,775 at January 26, 2007 and $2,380 at April 30, 2006	438,818	415,295
Inventories	61,474	64,452
Prepaid expenses and other assets	48,266	43,536
Short-term restricted cash and investments	126,014	138,539
Deferred income taxes	63,542	48,496

Total current assets	2,033,424	2,033,210
Property and Equipment, net	586,578	513,193
Goodwill	601,318	487,535
Intangible Assets, net	89,994	75,051
Long-Term Restricted Cash and Investments	59,702	108,371
Other Assets	122,273	43,605

	$3,493,289	$3,260,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$123,951	$166,211
Accounts payable	124,262	101,278
Income taxes payable	39,305	51,577
Accrued compensation and related benefits	147,832	129,636
Other accrued liabilities	91,119	69,073
Deferred revenue	546,562	399,388

Total current liabilities	1,073,031	917,163
Long-Term Debt	27,180	133,789
Long-Term Deferred Revenue	398,326	282,149
Long-Term Obligations	19,883	4,411

Total liabilities	1,518,420	1,337,512

Stockholders’ Equity:
Common stock (419,094 shares at January 26, 2007 and 407,994 shares at April 30, 2006)	419	408
Additional paid-in capital	2,262,428	1,872,962
Deferred stock compensation	—	(49,266)
Treasury stock (48,980 shares at January 26, 2007 and 31,996 shares at April 30, 2006)	(1,423,690)	(817,983)
Retained earnings	1,136,544	928,430
Accumulated other comprehensive loss	(832)	(11,098)

Total stockholders’ equity	1,974,869	1,923,453

	$3,493,289	$3,260,965

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2007	2006	2007	2006
	(In thousands, except per share amounts — unaudited)

Revenues:
Product	$550,882	$413,489	$1,497,777	$1,122,135
Software subscriptions	84,969	60,747	242,052	171,507
Service	93,427	62,795	263,260	174,853

Total	729,278	537,031	2,003,089	1,468,495

Cost of Revenues:
Cost of product	211,211	161,349	585,437	432,131
Cost of software subscriptions	2,710	2,156	7,458	6,232
Cost of service	71,248	46,502	191,708	130,530

Total cost of revenues	285,169	210,007	784,603	568,893

Gross margin	444,109	327,024	1,218,486	899,602

Operating Expenses:
Sales and marketing	236,433	153,333	636,214	430,377
Research and development	97,516	65,087	276,555	175,391
General and administrative	37,724	25,022	105,337	68,011
In process research and development	—	—	—	5,000
Restructuring charges (recoveries)	—	117	(74)	(495)
Gain on sale of assets	—	—	(25,339)	—

Total operating expenses	371,673	243,559	992,693	678,284

Income from Operations	72,436	83,465	225,793	221,318
Other Income (Expense), net:
Interest income	17,086	9,891	51,220	28,590
Interest expense	(2,335)	17	(11,377)	(34)
Other income	533	984	3,191	487
Net gain (loss) on investments	884	—	(1,116)	101

Total other income (expense), net	16,168	10,892	41,918	29,144

Income before Income Taxes	88,604	94,357	267,711	250,462
Provision for Income Taxes	22,090	17,964	59,597	43,231

Net Income	$66,514	$76,393	$208,114	$207,231

Net Income per Share:
Basic	$0.18	$0.21	$0.56	$0.56

Diluted	$0.17	$0.20	$0.53	$0.54

Shares Used in per Share Calculations:
Basic	371,287	371,768	371,938	370,069

Diluted	389,120	389,149	389,555	386,991

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 26,	January 27,
	2007	2006
	(In thousands —
	unaudited)

Cash Flows from Operating Activities:
Net income	$208,114	$207,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,316	46,175
In process research and development	—	5,000
Amortization of intangible assets	14,970	11,329
Amortization of patents	1,486	1,487
Stock compensation	124,679	9,442
Net loss (gain) on investments	1,116	(101)
Gain on sale of assets	(25,339)	—
Net loss on disposal of equipment	686	1,318
Allowance for doubtful accounts	186	921
Deferred rent	979	301
Excess tax benefit from stock-based compensation	(43,463)	—
Changes in assets and liabilities:
Accounts receivable	(22,996)	(70,153)
Inventories	3,495	(38,397)
Prepaid expenses and other assets	(981)	(6,590)
Accounts payable	4,446	16,072
Income taxes payable	31,569	39,620
Accrued compensation and related benefits	16,870	12,992
Other accrued liabilities	12,127	970
Deferred revenue	263,449	144,737

Net cash provided by operating activities	653,709	382,354

Cash Flows from Investing Activities:
Purchases of investments	(1,938,191)	(450,555)
Redemptions of investments	2,007,726	471,755
Redemptions of restricted investments	63,236	—
Increase (decrease) in restricted cash	333	(1,997)
Proceeds from sale of assets	23,914	—
Purchases of property and equipment	(112,411)	(96,476)
Proceeds from sales of investments	1,774	130
Purchases of equity securities	(1,333)	(7,100)
Purchase of businesses, net of cash acquired	(131,241)	(53,747)

Net cash used in investing activities	(86,193)	(137,990)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	177,425	141,725
Excess tax benefit from stock-based compensation	43,463	—
Repayment of debt	(148,869)	—
Tax withholding payments reimbursed by restricted stock	(4,692)	(794)
Repurchases of common stock	(605,708)	(390,147)

Net cash used in financing activities	(538,381)	(249,216)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(175)	(565)
Net Increase in Cash and Cash Equivalents	28,960	(5,417)
Cash and Cash Equivalents:
Beginning of period	461,256	193,542

End of period	$490,216	$188,125

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$17,157	$11,158
Options assumed for acquired business	$8,369	$38,456
Common stocks received from sale of assets	$9,069	$—
Supplemental cash flow information:
Income taxes paid	$30,260	$5,625
Interest paid on debt	$8,776	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share data)
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

We operate on a 52-week or 53-week year ending on the last Friday in April. For presentation purposes we have indicated in the accompanying interim unaudited condensed consolidated financial statements that our fiscal year end is April 30. The third quarter of fiscal 2007 and 2006 were both 13-week fiscal periods. The first nine months of fiscal 2007 and 2006 were both 39-week fiscal periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2006. The results of operations for the quarter ended January 26, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

3.	Significant Accounting Policies and Use of Estimates

Revenue Recognition:  We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (SOP No. 97-2), and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. We recognize revenue when:

•	Persuasive evidence of an arrangement exists: It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers, or distributors.

•	Delivery has occurred: Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin. We typically do not allow for restocking rights with any of our value-

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The fee is fixed or determinable: Arrangements with payment terms extending beyond our standard terms, conditions, and practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is probable: Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

Our multiple element arrangements include our systems and generally may also include one or more of the following undelivered elements: software subscriptions, premium hardware maintenance, storage review services, and installation services. Our software subscriptions entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenue from software subscriptions and premium hardware maintenance services is recognized ratably over the contractual term, generally from one to three years. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. When storage optimization reviews are sold as a bundled element with our software subscriptions and premium hardware maintenance services, the revenue is recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory. For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

If the arrangement contains both software-related and non-software-related elements, we allocate revenue to the non-software elements based on objective and reliable evidence of fair value in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Non-software elements are items for which the functionality of the software is not essential to its performance; the non-software-related elements in our arrangements may consist of storage optimization reviews (which are sold only within a bundled service offering that also contains software-related services), and/or technical consulting. For undelivered software-related elements, we apply the provisions of SOP No. 97-2 and determine fair value of these undelivered software-related elements based on vendor-specific objective evidence which for us consists of the prices charged when these services are sold separately. To determine the fair value of our undelivered elements, we analyze both the selling prices when the elements are sold separately as well as the concentrations of those prices. We believe these concentrations have been sufficient to enable us to establish VSOE or objective and reliable evidence of fair value for the undelivered elements. If VSOE or objective and reliable evidence cannot be obtained to establish fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized once these elements are delivered or fair value is established.

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

Stock-Based Compensation:  Beginning in fiscal 2007, we estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of the Financial Accounting Standards Board’s (FASB) SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by Staff Accounting Bulletin (SAB) No. 107. Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the determination of risk-free interest rates, and the expected price volatility of the stock underlying such options. In addition, we estimate the number of share-based awards that will be forfeited due to employee turnover based on historical trends. Finally, we capitalize into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities.

In November 2005, FASB issued Financial Statement Position, or FSP, on SFAS No. 123R, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP No. 123R-3). Effective upon issuance, FSP No. 123R-3 provides for an alternative transition method for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123R. The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital, or APIC, related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123R. Because we have not made the election to use the simplified approach to establish the beginning balance of the tax benefit pool, the tax effects of stock-based compensation expense were calculated as if Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation had always been applied for recognition purposes. For awards that are both fully vested and partially vested as of the date of adoption, the financing cash inflow is the excess tax benefit computed as if SFAS No. 123 had always been applied for recognition purposes.

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

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, stock-based compensation expense had not been recognized in our consolidated statement of operations, other than those related to acquisitions and restricted stock awards. As a result of adopting SFAS No. 123R, pre-tax stock-based compensation expense recorded for the three- and nine-month periods ended January 26, 2007 of $39,234 and $124,679, respectively, was related to employee stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and employee stock purchases under our Employee Stock Purchase Plan. Pre-tax stock-based compensation expense of $4,070 and $9,442 for the three- and nine-month periods ended January 27, 2006, respectively, which we recorded under APB No. 25, was related to RSUs, RSAs, and options assumed from acquisitions.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

As a result of adoption of SFAS No. 123R, our income from operations and net income for the three-month period ended January 26, 2007 were $34,163 and $32,444 lower, respectively, and $109,431 and $94,571 lower, respectively, for the nine-month period ended January 26, 2007, than they would have been if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three-month period ended January 26, 2007, were $0.09 and $0.08 lower, respectively, and basic and diluted earnings per share for the nine months ended January 26, 2007 were each $0.25 lower than they would have been if we had continued to account for share-based compensation under APB No. 25. We currently estimate that the impact of adopting SFAS No. 123R on our fiscal year ending April 30, 2007 will be between $0.33 and $0.40 per share.

As required by SFAS No. 123R, we eliminated the unamortized deferred stock compensation of $49,266 on May 1, 2006. Our common stock and additional paid-in capital were also reduced by the same amount and had been included in the Stockholders Equity of our Consolidated Balance Sheets as of April 30, 2006.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income and pro forma net income per share for the three- and nine-month periods ended January 27, 2006, would be as follows:

	Three Months Ended	Nine Months Ended
	January 27,	January 27,
	2006	2006

Net income as reported	$76,393	$207,231
Add: stock-based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	2,442	5,665
Deduct: total stock-based compensation determined under fair value based method for all awards, net of related tax effects	(24,860)	(74,224)

Pro forma net income	$53,975	$138,672

Basic net income per share, as reported	$0.21	$0.56

Diluted net income per share, as reported	$0.20	$0.54

Basic net income per share, pro forma	$0.15	$0.37

Diluted net income per share, pro forma	$0.14	$0.36

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R stock-based compensation expense

The stock-based compensation expenses included in the Condensed Consolidated Statement of Income for the three- and nine-month periods ended January 26, 2007 are as follows:

	Three Months Ended	Nine Months Ended
	January 26,	January 26,
	2007	2007

Cost of product revenue	$922	$2,660
Cost of service revenue	2,533	7,657
Sales and marketing	17,315	54,747
Research and development	12,276	39,166
General and administrative	6,188	20,449

Total stock-based compensation expense before income taxes	39,234	124,679
Income taxes	(5,371)	(20,652)

Total stock-based compensation expense after income taxes	33,863	104,027

The following table summarizes stock-based compensation associated with each type of award:

	Three Months Ended	Nine Months Ended
	January 26,	January 26,
	2007	2007

Employee stock options and awards	$36,276	$115,574
Employee stock purchase plan (“ESPP”)	2,954	9,609
Amounts (capitalized in) reduced from inventory	4	(504)

Total stock-based compensation expense before income taxes	39,234	124,679
Income taxes	(5,371)	(20,652)

Total stock-based compensation expense after income taxes	33,863	104,027

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

Income Tax Benefits Recorded in Stockholders Equity

For the three- and nine-month periods ended January 26, 2007, the total income tax benefit associated with employee stock transactions was $13,555 and $92,575, respectively. For the three- and nine-month periods ended January 27, 2006, the total income tax benefit associated with employee stock transactions was $6,045 and $22,334, respectively.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Income Tax Effects on Statements of Cash Flows

In accordance with SFAS No. 123R, we have presented tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows for the nine-month period ended January 26, 2007. Prior to the adoption of SFAS No. 123R, tax benefits of stock option exercises were presented as operating cash flows. Tax benefits, related to tax deductions in excess of the compensation cost recognized, of $43,463 presented as financing cash flows for the nine-month period ended January 26, 2007, would have been classified as operating cash flows if we had not adopted SFAS No. 123R.

Valuation Assumptions

In compliance with SFAS No. 123R, we estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options	ESPP	Stock Options	ESPP
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 26,	January 26,	January 26,	January 26,
	2007	2007	2007	2007

Expected life in years(1)	4.0	0.5	4.0	0.5
Risk-free interest rate(2)	4.64%	5.06%	4.77%	5.06%
Volatility(3)	35%	35%	35%	35%
Expected dividend(4)	0%	0%	0%	0%

(1)	The expected life of 4.0 years represented the period that our stock-based award was expected to be outstanding and was determined based on historical experience on similar awards. The expected life of 0.5 years for the purchase was based on the term of the purchase period of the purchase plan.

(2)	The risk-free interest rate for the options was based upon U.S. Treasury bills with equivalent expected terms of our employee stock-based award. The risk-free interest rate for purchases was based upon U.S. Treasury bills (2) yield curve in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility. Prior to adoption of SFAS No. 123R, we estimated volatility based upon historical volatility rates as required by SFAS No. 123.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

As required by SFAS No. 123R, we estimate our forfeiture rates based on historical voluntary termination behavior.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options		Weighted
	Options		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term	Value

Outstanding at April 30, 2006	22,546	65,709	$26.08
Shares Reserved for Plan	10,900	—	—
Options Granted	(11,640)	11,640	35.10
Assumed Topio Options (See Note 16)	858	—	—
RSUs Granted	(15)	15	—
Options Exercised	—	(9,510)	14.74
RSUs Exercised	—	(93)	—
Options Forfeitures and Cancellations	2,206	(2,206)	39.38
RSUs Forfeitures and Cancellations	20	(20)	—
Options Expired	(39)	—	—

Outstanding at January 26, 2007	24,836	65,535	$28.92	5.90	$758,531

Options vested and expected to vest at January 26, 2007		62,566	29.11	0.51	720,601
Exercisable at January 26, 2007		39,069	27.95	4.79	570,664
RSUs vested and expected to vest at January 26, 2007		678	—	1.48	$24,920
Exercisable at January 26, 2007		—	—	—	—

The intrinsic value represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value as of the grant date was $14.10. The total intrinsic value of options exercised was $96,699 and $214,030 for the three- and nine-month periods ended January 26, 2007, respectively, and $83,322 and $176,681 for the three- and nine-month periods ended January 27, 2006, respectively. We received $65,270 and $140,217 from the exercise of stock options for the three- and nine-month periods ended January 26, 2007, respectively, and received $54,764 and $112,963 from the exercise of stock options for the three- and nine-month periods ended January 27, 2006, respectively.

The following table summarizes our non-vested shares (restricted stock awards) as of January 26, 2007:

		Weighted-Average
	Number	Grant-Date Fair
	of Shares	Value

Non-vested at April 30, 2006	228	$27.58
Awards granted	125	39.83
Awards vested	(67)	21.92
Awards canceled/expired/forfeited	—	—

Non-vested at January 26, 2007	286	$34.25

Although non-vested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the three- and nine-month periods ended January 26, 2007 was $367 and $2,449, respectively. There was

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

$26,258 of total unrecognized compensation as of January 26, 2007 related to restricted stock awards. The unrecognized compensation will be amortized over a weighted-average period of 1.9 years.

The following table summarizes information about stock options outstanding under all option plans as of January 26, 2007:

		Options Outstanding
			Weighted
			Average		Options Exercisable
		Number	Remaining	Weighted		Weighted
		Outstanding at	Contractual	Average		Average
		January 26,	Life	Exercise	Number	Exercise
Range of Exercise Prices		2007	(In Years)	Price	Exercisable	Price

$—	$—	749	1.93	—	—	—
0.02	5.00	2,604	2.69	3.09	2,121	3.69
5.11	10.00	3,592	5.07	9.18	3,514	9.23
10.24	15.00	3,778	3.23	11.80	3,757	11.80
15.21	20.00	8,522	5.42	17.18	7,355	16.95
20.16	25.00	12,360	6.27	22.05	8,873	21.74
25.64	30.00	5,959	8.31	28.53	1,826	28.67
30.88	35.00	12,236	7.28	32.37	3,572	31.94
36.71	45.00	8,539	7.25	39.34	856	41.08
46.56	55.00	4,282	3.31	53.53	4,281	53.53
56.94	122.19	2,914	3.39	88.93	2,914	88.93

$—	$122.19	65,535	5.90	$28.92	39,069	$27.95

Employee Stock Purchase Plan

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual Term	Value

Outstanding at January 26, 2007	721	$32.74	0.34	$2,877
Vested and expected to vest at January 26, 2007	706	$32.74	0.34	$2,814

The total intrinsic value of employee stock purchases was $9,520 and $20,462 for the three- and nine-month periods ended January 26, 2007. The intrinsic value of employee stock purchases was $7,882 and $16,778 for the three- and nine-month periods ended January 27, 2006, respectively. The compensation cost for options purchased under the ESPP plan was $2,954 and $9,609 for the three- and nine-month periods ended January 26, 2007, respectively. This compensation cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.34 years.

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan for the six-month period ended November 30, 2006:

Purchase date	November 30, 2006
Shares issued	744
Average purchase price per share	$26.48

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

5.	Debt

On March 31, 2006, Network Appliance Global LTD. (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”), with the lenders and JPMorgan Chase Bank, National Association, as administrative agent. The Loan Agreement provides for a term loan available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The proceeds of the term loan have been used to finance a dividend from Global to the Company under the American Jobs Creation Act. The Tranche A term loan together with accrued and unpaid interest, are due in full on the maturity date of March 31, 2008. The Tranche B term loan was fully repaid as of January 26, 2007. Loan repayments of $63,864 and $87,267 are due in the remainder of fiscal 2007 and in fiscal 2008, respectively.

Interest for both the Tranche A and Tranche B term loan accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 5.48% at January 26, 2007.

During the three- and nine-month periods ended January 26, 2007, we made repayments of $42,297 and $148,869, respectively, on the term loan. The Tranche A term loan was secured by certain investments totaling $180,155 as of January 26, 2007 held by Global and the Tranche B term loan was secured by a pledge of accounts receivable by Global’s subsidiary, Network Appliance B.V.

As of January 26, 2007, Global was in compliance with all debt covenants as required by the Loan Agreement.

6.	Short-Term Investments

The following is a summary of investments at January 26, 2007:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$144,977	$—	$—	$144,977
Municipal bonds	5,112	—	33	5,079
Corporate securities	128,869	14	123	128,760
Corporate bonds	492,702	79	2,248	490,533
U.S. government agencies	269,926	3	1,338	268,591
U.S. Treasuries	15,176	—	162	15,014
Marketable equity securities	4,637	4,432	—	9,069
Money market funds	134,432	—	—	134,432

Total debt and equity securities	1,195,831	4,528	3,904	1,196,455
Less cash equivalents	211,289	12	95	211,206
Less short-term restricted investments	124,662	—	711	123,951	(1)
Less long-term restricted investments	56,933	—	729	56,204	(1)

Short-term investments	$802,947	$4,516	$2,369	$805,094

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following is a summary of investments at April 30, 2006:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities	$325,608	$1	$—	$325,609
Municipal bonds	5,024	—	65	4,959
Corporate securities	4,945	—	3	4,942
Corporate bonds	469,135	9	5,339	463,805
U.S. government agencies	286,983	—	3,812	283,171
U.S. Treasuries	20,189	—	386	19,803
Money market funds	472,722	17	114	472,625

Total debt and equity securities	1,584,606	27	9,719	1,574,914
Less cash equivalents	472,224	17	114	472,127
Less short-term restricted investments	138,215	—	1,507	136,708	(2)
Less long-term restricted investments	106,616	—	2,173	104,443	(2)

Short-term investments	$867,551	$10	$5,925	$861,636

(1)	As of January 26, 2007, we have pledged $123,951 and $56,204 of short-term and long-term restricted investments, respectively, for the Tranche A term loan as defined in the Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $2,063 and $3,498, respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of January 26, 2007.

(2)	As of April 30, 2006, we have pledged $136,708 and $104,443 of short-term and long-term restricted investments, respectively, for the Tranche A term loan as defined in Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $1,831 and $3,928, respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of April 30, 2006.

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income which have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at January 26, 2007:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Municipal bonds	$3,519	$(24)	$1,560	$(9)	$5,079	$(33)
Corporate securities	73,049	(123)	—	—	73,049	(123)
Corporate bonds	134,618	(626)	288,974	(1,622)	423,592	(2,248)
U.S. Treasury	4,949	(79)	4,988	(83)	9,937	(162)
U.S. government agencies	101,061	(460)	156,385	(878)	257,446	(1,338)

Total	$317,196	$(1,312)	$451,907	$(2,592)	$769,103	$(3,904)

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred, and there were no such impairment as of January 26, 2007. The unrealized losses on these investments at January 26, 2007 were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired at January 26, 2007.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	January 26,	April 30,
	2007	2006

Purchased components	$22,812	$17,231
Work in process	972	744
Finished goods	37,690	46,477

	$61,474	$64,452

8.	Goodwill and Intangible Assets

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). We completed our annual impairment assessment in fiscal 2006 and concluded that goodwill was not impaired. In the three- and nine-month periods ended January 26, 2007, there were no indicators that would suggest that goodwill and intangible assets should be assessed for impairment. During the second quarter of fiscal year 2007, we recorded a reduction of goodwill for $1,180 in connection with the divestiture of certain NetCache assets.

During December 2006, we acquired Topio, Inc. (“Topio”) and recorded goodwill of $114,960 and intangible assets of $31,400 resulting from the allocation of the purchase price. See Note 16, “Business Combinations.”

Intangible assets are summarized as follows:

	Amortization	January 26, 2007			April 30, 2006
	Period	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Intangible Assets:
Patents	5	$10,040	$(6,934)	$3,106	$10,040	$(5,448)	$4,592
Existing technology	4 - 5	113,625	(44,600)	69,025	91,025	(32,297)	58,728
Trademarks/tradenames	3 - 6	5,280	(1,422)	3,858	5,080	(739)	4,341
Customer Contracts/relationships	1.5 - 5	17,220	(3,653)	13,567	8,620	(2,380)	6,240
Covenants Not to Compete	1.5 - 2	9,510	(9,072)	438	9,510	(8,360)	1,150

Total Intangible Assets, Net		$155,675	$(65,681)	$89,994	$124,275	$(49,224)	$75,051

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2007	2006	2007	2006

Patents	$495	$495	$1,486	$1,487
Existing technology	4,572	3,866	12,303	7,920
Other identified intangibles	1,026	940	2,668	3,409

	$6,093	$5,301	$16,457	$12,816

Based on the identified intangible assets recorded at January 26, 2007, the future amortization expense of identified intangibles for the remainder of fiscal 2007 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount

Remainder of Fiscal 2007	$6,985
2008	27,176
2009	24,664
2010	19,694
2011	8,987
Thereafter	2,488

Total	$89,994

9.	Derivative Instruments

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

Balance Sheet Exposures:  We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. For the three-month period ended January 26, 2007, net losses generated by hedged assets and liabilities totaled $22 and were offset by gains on the related derivative instruments of $495. For the nine-month period ended January 26, 2007, net gains generated by hedged assets and liabilities and related derivative instruments totaled $522 and $770, respectively. For the three-month period ended January 27, 2006, net gains generated by hedged assets and liabilities totaled $1,169 and were offset by losses on the related derivative instruments of $113. For the nine-month period ended January 27, 2006, net losses generated by hedged assets and liabilities totaled $2,407 and were offset by gains on the related derivative instruments of $3,035.

The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

If the underlying forecasted transactions do not occur, or if it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For the three- and nine-month periods ended January 26, 2007 and January 27, 2006, we did not record any gains or losses related to forecasted transactions that did not occur or that became improbable.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions.

As of January 26, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $387,262.

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

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the three- and nine-month periods ended January 26, 2007 and January 27, 2006 as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended January 26, 2007 and January 27, 2006, 18,571 and 18,450 shares of common stock options with a weighted average exercise price of $47.89 and $47.83, respectively, were excluded from the diluted net income per share computation. For the nine-month periods ended January 26, 2007 and January 27, 2006, 22,271 and 18,881 shares of common stock options with a weighted average exercise price of $44.75 and $48.04, respectively, were excluded from the diluted net income per share computation.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2007	2006	2007	2006

Net Income (Numerator):
Net income, basic and diluted	$66,514	$76,393	$208,114	$207,231

Shares (Denominator):
Weighted average common shares outstanding	371,735	372,289	372,372	370,543
Weighted average common shares outstanding subject to repurchase	(448)	(521)	(434)	(474)

Shares used in basic computation	371,287	371,768	371,938	370,069
Weighted average common shares outstanding subject to repurchase	448	521	434	474
Common shares issuable upon exercise of stock options	17,385	16,860	17,183	16,448

Shares used in diluted computation	389,120	389,149	389,555	386,991

Net Income Per Share:
Basic	$0.18	$0.21	$0.56	$0.56

Diluted	$0.17	$0.20	$0.53	$0.54

11.	Stockholders’ Equity

Stock Repurchase Program

On November 15, 2006, our Board approved a new stock repurchase program in which up to $800,000 of additional shares may be purchased.

Share repurchase activities for the three- and nine-month periods ended January 26, 2007 and January 27, 2006, were as follows:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2007	2006	2007	2006

Shares repurchased	6,165	5,025	16,984	14,612
Cost of shares repurchased	$241,800	$145,583	$605,708	$390,147
Average price per share	$39.22	$28.97	$35.66	$26.70

Since the inception of the stock repurchase program through January 26, 2007, we have purchased a total of 48,980 shares of our common stock at an average price of $29.07 per share for an aggregate purchase price of $1,423,690. At January 26, 2007, $599,948 remained available for repurchases under the plan. The stock repurchase program may be suspended or discontinued at any time.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2007	2006	2007	2006

Net income	$66,514	$76,393	$208,114	$207,231
Currency translation adjustment	437	(12)	1,323	(1,996)
Unrealized gain (loss) on investments	1,990	1,327	8,566	(4,492)
Unrealized gain (loss) on derivatives	(458)	352	377	559

Comprehensive income	$68,483	$78,060	$218,380	$201,302

The components of accumulated other comprehensive loss were as follows:

	January 26,	April 30,
	2007	2006

Accumulated translation adjustments	$1,690	$367
Accumulated unrealized loss on investments	(1,148)	(9,714)
Accumulated unrealized loss on derivatives	(1,374)	(1,751)

Total accumulated other comprehensive loss	$(832)	$(11,098)

12.	Divestiture

On September 11, 2006, we completed the sale of certain assets of our NetCache product line to Blue Coat Systems Inc. (“Blue Coat”), as previously discussed in our annual report on Form 10-K. We received $23,914 in cash and 360 shares of Blue Coat’s common stock with a fair value of $9,069 as of January 26, 2007. In addition, we accrued $2,032 for costs expected to be incurred to fulfill our engineering and service contractual obligations. Because of these continuing obligations, the NetCache sale does not qualify for presentation as a discontinued operation. As a result of this divestiture, we recorded a pre-tax gain of $25,339 in our income from operations and a reduction of goodwill of $1,180. We recorded revenues of $13,160 and $20,560 from NetCache products for three months ended January 26, 2007 and January 27, 2006, and $51,012 and $52,199 from NetCache products for the nine months ended January 26, 2007 and January 27, 2006, respectively. The contribution to operating income from these products was not significant.

13.	Restructuring Charges

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology (IT) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of January 26, 2007, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina. Of the reserve balance at January 26, 2007, $542 was included in other accrued liabilities and the remaining $1,689 was classified as long-term obligations.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the quarter ended January 26, 2007, we did not record any reduction or charges in the restructuring reserve.

	Facility Accrual	Severance-Related	Total

Reserve balance at April 30, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Adjustments	(1,256)	—	(1,256)
Cash payments	(862)	(521)	(1,383)

Reserve balance at April 30, 2006	$2,666	$338	$3,004
Restructuring recoveries	—	(74)	(74)
Cash payments	(149)	(82)	(231)

Reserve balance at July 28, 2006	$2,517	$182	$2,699
Cash payments	(143)	(182)	(325)

Reserve balance at October 27, 2006	$2,374	$—	$2,374
Cash payments	(143)	—	(143)

Reserve balance at January 26, 2007	$2,231	$—	$2,231

14.	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements

In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), and substantially changes the applicable accounting model. FIN No. 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. We are required to adopt FIN No. 48 for our fiscal year beginning May 1, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

15.	Commitments and Contingencies

The following summarizes our commitments and contingencies at January 26, 2007, and the effect such obligations may have on our future periods:

	Remainder of
	2007	2008	2009	2010	2011	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$4,538	$19,650	$19,138	$16,250	$13,606	$36,387	$109,569
Real estate lease payments(2)	—	1,482	4,726	5,978	5,978	99,700	117,864
Equipment operating lease payments(3)	2,767	8,916	6,216	1,046	7	3	18,955
Venture capital funding commitments(4)	431	338	325	313	300	25	1,732
Capital expenditures(5)	3,990	256	—	—	—	—	4,246
Communications and maintenance(6)	6,012	15,635	10,697	4,128	223	3	36,698

Total Contractual Cash Obligations	$17,738	$46,277	$41,102	$27,715	$20,114	$136,118	$289,064

Other Commercial Commitments:
Lines of Credit(7)	$450	$1,583	$—	$—	$—	$362	$2,395

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are leased under operating leases which expire through fiscal 2016. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Rent operating lease payments in the table exclude lease payments which are accrued as part of our fiscal 2002 restructurings and include only rent lease commitments that are over one year.

(2)	Included in the above contractual cash obligations pursuant to two financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $1,482 in fiscal 2008; $4,726 in fiscal 2009, $5,978 in each of the fiscal years 2010, 2011, and 2012, $4,495 in fiscal 2013; and $1,252 in fiscal 2014, which are based on the LIBOR rate at January 26, 2007 for a term of five years, and (b) at the expiration or termination of the lease, a

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

supplemental payment obligation equal to our minimum guarantee of $87,975 in the event that we elect not to purchase or arrange for sale of the buildings.

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

On December 16, 2005, we entered into financing, construction, and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38,500. After completion of construction, we will pay minimum lease payments, which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (5.78% at January 26, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $38,500, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32,725, and be liable for any deficiency between the net proceeds received from the third party and $32,725, or (iii) pay BNP a supplemental payment of $32,725, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

On December 14, 2006, we entered into additional financing, construction, and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space and parking structure costing up to $65,000. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (5.78% at January 26, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in September 2008 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $65,000, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $55,250, and be liable for any deficiency between the net proceeds received from the third party and $55,250, or (iii) pay BNP a supplemental payment of $55,250, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

Both leases also require us to maintain specified financial covenants with which we were in compliance as of January 26, 2007. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

As of January 26, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $387,262. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options only.

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with the customers. We sell our products directly to the leasing company, and the lease arrangement is made between our customer and the leasing company. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company come due. As of January 26, 2007 and April 30, 2006, the maximum recourse exposure under such leases totaled approximately $9,215 and $8,443, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

From time to time, we have committed to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

During the quarter, two shareholder derivative lawsuits were filed against various of our officers and directors and naming us as a nominal defendant. The suits allege improper practices relating to the timing of stock option grants. Management believes that the claims are without merit and intends to defend the actions vigorously.

In addition, we are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

The General Services Administration (GSA) is currently auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. The exact date for completion of the audit and the subsequent negotiation process is unknown and may not be concluded for some time. Our management does not believe, based upon information currently known to us, that the final resolution of our audit will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

16.	Business Combination

Acquisition of Topio

On December 7, 2006, we acquired Topio, Inc. (“Topio”), a privately held company based in Santa Clara, California, that develops and sells enterprise-class software for data replication and rapid recovery across the spectrum of locations, platforms and storage that support an enterprise. The acquisition will continue to expand our data protection portfolio and simplify the replication of data from other storage arrays to our storage systems. Under terms of the agreement, we paid Topio $137,201 in cash, assumed approximately 853 stock options with a fair value of approximately $8,369. We also incurred $793 acquisition-related transaction costs and assumed certain operating assets and liabilities. The net deferred income tax liability of $5,150 is comprised of deferred tax assets of $7,644 primarily related to net operating losses incurred from inception through the acquisition date and a deferred tax liability of $12,794 related to acquired intangible assets. The historical operations of Topio were not significant.

The acquisition was accounted for under the purchase method of accounting. The total purchase price for Topio is summarized below:

Topio

Cash consideration	$137,201
Stock options assumed	8,369
Acquisition-related transaction costs	793

$146,363

In accordance with SFAS 141, we have preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Goodwill of $114,960 was generated in connection with our acquisition of Topio. The current and future potential of the Topio technology will enable us to expand our data protection portfolio and simplify the replication of data from other storage arrays to our storage systems. In addition, Topio has an experienced and knowledgeable workforce and an existing infrastructure. These opportunities, along with the ability to leverage the Topio workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but will be reviewed at least annually for

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

impairment. Purchased intangibles with finite lives will be amortized over their respective estimated useful lives on a straight line basis. The purchase price has been preliminarily allocated as follows:

		Amortization
		Period
Purchase Price Allocation:	Topio	(Years)

Fair value of tangible assets acquired	$7,905
Intangible assets:
Existing Technology	18,800	4
Patents and Core Technology	3,800	4
Maintenance Agreements and Customer Relationships	100	4
BCP Contracts and Related Relationships	8,200	6
Non compete agreements	300	2
Trademarks and tradenames	200	2
Goodwill	114,960
Fair value of liabilities assumed	(2,752)
Net deferred income taxes	(5,150)

	$146,363

Because Topio had recently introduced its products, no amount was allocated to in-process research and development.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our anticipation that the SAN competitiveness of our new products will continue to contribute to the block-based protocols component of our business; (2) our expectation that future gross margins may be negatively affected by various factors such as global service investment cost and competition; (3) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market; (4) our belief that our new emerging products will further expand our market opportunity; (5) our expectation that price per petabyte will continue to decline for our hardware products; (6) our plan to invest in the people, processes and systems necessary to best optimize our revenue growth; (7) our expectation that higher disk content associated with high-end and mid-range storage systems will negatively affect our gross margin in the future; (8) our expectation that our service margin may experience some variability; (9) our estimate of the impact that adopting SFAS No. 123R will have on our earnings per share; (10) our estimates of future amortization of patents, trademarks, tradenames, customer contracts, and relationships; (11) our expectation to continue to selectively add sales capacity in an effort to expand domestic and international markets; (12) our expectation that we will increase our sales and marketing expenses commensurate with future revenue growth; (13) our belief that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements; (14) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (15) our intention to continuously broaden our existing product offerings and introduce new products; (16) our belief regarding our research and development and general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2007; (17) our estimates regarding future amortization of covenants not to compete; (18) our expectation that interest income will increase year over year; (19) our belief that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance; (20) our expectation that cash provided by operating activities may fluctuate in future periods; (21) our expectations regarding our contractual cash obligations and other commercial commitments at January 26, 2007, for future periods; (22) our expectation regarding the complete construction of our building under the BNP lease and the estimates regarding future minimum lease payments under the lease term; (23) our expectation that our existing facilities and those currently being developed will be sufficient for our needs for at least the next two years and that our contractual commitments, and any required capital expenditures over the next few years, will be funded through cash from operations and existing cash and investments; (24) our belief that claims on the derivative lawsuits are without merit; (25) our expectation that capital expenditures will increase consistent with our business growth; (26) our expectation that we will incur higher capital expenditures in the near future; (27) our belief that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next 12 months and (28) our belief that, based upon information available to us, that any current litigation and claims including our audits will not have a material adverse impact on our operating results, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Third Quarter Fiscal 2007 Overview

During the third quarter and first nine months of fiscal 2007, our revenue grew year over year and the increase was across all major products categories and geographies. The net increase in revenues was attributable to increased software licenses and software subscriptions, increased service revenue, an expanded portfolio with new products and solutions for the enterprise customers, and was partially offset by lower cost-per-megabyte disks, and a decline in shipments and lower average selling prices of our older generation products.

From a product perspective, we continued to enhance our data management and data protection portfolios with a key acquisition and several product introductions. We extended our data center portfolio with several additions including new midrange platforms, broader Fibre Channel (FC) storage area network (SAN) capabilities, significant enhancements in the NetApp® Manageability Software Family, and new professional services, all aimed at making enterprise data center management easier for customers who demand high-performance SAN solutions and increased application uptime to meet their business needs. We anticipate the SAN competitiveness of our new FAS3070, along with the strength of our high-end FAS6070 SAN-configured systems, to continue to contribute to an increase in the block-based protocols component of our business.

From a market perspective, we also continued to gain market acceptance in the storage area network (SAN) market while maintaining leadership in both the network-attached storage (NAS) and iSCSI markets. According to International Data Corporation’s (IDC’s) Worldwide Quarterly Disk Storage Systems Tracker Q3 2006, NetApp gained share in both capacity shipped and revenue for the FC SAN market. NetApp also continued to grow faster than the market in FC SAN in both revenue and capacity, year over year. For capacity shipped, NetApp grew at 210.2%, while the market grew at 46.3%. In terms of revenue, NetApp grew faster than the market for the 11th consecutive quarter at 62.1%, while the market grew at 14.1%. Sequentially, NetApp grew at 16.0%, while the market grew at 6.4%.

NetApp also demonstrated continued leadership in the NAS and iSCSI storage markets in the third quarter, according to IDC. NetApp maintained the number-one market share position in capacity shipped for NAS (42.0%) and in iSCSI for both capacity shipped (32.6%) and revenue (21.5%).

In IDC’s calculations of the network storage market (which includes SAN, NAS, and iSCSI), NetApp grew faster than the market, year over year, in both capacity shipped and revenue. For capacity shipped, NetApp grew at 106.8%, while the market grew at 62.6%. In terms of revenue, NetApp grew 18.9%, while the market grew at 17.2%.

Despite continuous downward pricing pressures and competitive environments, our revenue continued to grow faster than our competitors. We expect to continue to experience price declines per petabyte for our hardware products, which may have an adverse impact on our future gross margins if not offset by a product mix with higher software content and higher average selling prices associated with new products. According to IDC’s Worldwide Disk Storage Systems 2006-2010 Forecast and Analysis, November 2006, IDC predicts that the industry average dollar per petabyte (PB) will drop from $8.61/PB in 2006 to $1.88/PB in 2010. At the same time, we also expect our future gross margins may be negatively affected by factors such as global service investment cost, competition, indirect sales including OEM, and high disk content, partially offset by new product introductions and add-on software mix.

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

Continued revenue growth depends on the introduction and market acceptance of our new products and solutions. We believe that our new emerging products will further expand our market opportunity. Our acquisition of Topio in December 2006 will also help us expand our heterogeneous data protection portfolio as part of our plan to broaden our total addressable market. If we fail to introduce new products in a timely manner or to successfully integrate acquired technology into our existing architecture, or if there is no or reduced demand for these or our current products, we may experience adverse impact on our expected growth rates. We plan to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

Third Quarter Fiscal 2007 Financial Performance

•	Our revenues for the third quarter of fiscal 2007 were $729.3 million, a 35.8% increase over the same period a year ago. Our revenues for the first nine months of fiscal 2007 were $2,003.1 million, a 36.4% increase over the same period a year ago. Our revenue growth was driven by the adoption of our enterprise storage products, the FAS3000 and FAS6000 series, and emerging products such as VTL.

•	Our overall gross margins for both the third quarter of fiscal 2007 and 2006 were 60.9%. The overall gross margin decreased to 60.8% in the first nine months of fiscal 2007, from 61.3% in the same period a year ago. The decline in our gross margin was primarily attributable to the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) and the related stock-based compensation expense, partially offset by a higher add-on software mix and favorable production costs.

•	Cash, cash equivalents, and short-term investments decreased to $1,295.3 million as of January 26, 2007, compared to $1,322.9 million as of April 30, 2006, due primarily to cash used to repurchase our common stock of $605.7 million and net cash paid of $131.2 million in connection with the Topio acquisition, partially offset by cash generated from operations and $23.9 million received from the sale of certain NetCache® assets. Days sales outstanding decreased to 55 days as of January 26, 2007, compared to 63 days as of April 30, 2006, reflecting more linear shipments. Inventory turns were 18.2 times and 14.7 times as of January 26, 2007 and April 30, 2006, respectively, reflecting higher inventory at fiscal 2006 year end associated with the new FAS6000 launch and improved inventory management. Deferred revenue increased to $944.9 million as of January 26, 2007, from $681.5 million reported as of April 30, 2006, due to higher software subscription and service billings attributable to an increase in larger enterprise customers. Capital purchases of plant, property, and equipment for the first nine months of fiscal 2007 and 2006 were $112.4 million and $96.5 million, respectively, reflecting continued capital investment to meet our business growth.

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

Revenue Recognition and Allowances

We apply the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (SOP No. 97-2), and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. We recognize revenue when:

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

Our multiple element arrangements include our systems and generally may also include one or more of the following undelivered elements: software subscriptions, premium hardware maintenance, storage review services, and installation services. Our software subscriptions entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenue from software subscriptions and premium hardware maintenance services is recognized ratably over the contractual term, generally from one to three years. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. When storage optimization reviews are sold as a bundled element with our software subscriptions and premium hardware maintenance services, the revenue is recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory. For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

If the arrangement contains both software-related and non-software-related elements, we allocate revenue to the non-software elements based on objective and reliable evidence of fair value in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Non-software elements are items for which the functionality of the software is not essential to its performance; the non-software-related elements in our arrangements may consist of storage optimization reviews (which are sold only within a bundled service offering that also contains software-related services), and/or technical consulting. For undelivered software-related elements, we apply the provisions of SOP No. 97-2 and determine fair value of these undelivered software-related elements based on vendor-specific objective evidence which for us consists of the prices charged when these services are sold separately. To determine the fair value of our undelivered elements, we analyze both the selling prices when the elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE or objective and reliable evidence of fair value for the undelivered elements. If VSOE or objective and reliable evidence cannot be obtained to establish fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized once these elements are delivered or fair value is established.

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

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of allowance for doubtful accounts estimate by reviewing past collectibility and adjust it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses. Our allowance for doubtful accounts as of January 26, 2007 was $2.8 million, compared to $2.4 million as of April 30, 2006. During the year ended April 30, 2006, we reduced our reserve by $1.5 million due to overall improvement in our collections history. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Under our accounting policy we perform an annual review in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2006, we performed such evaluation and found no impairment. However, any future write-downs of goodwill would adversely affect our operating margins. As of January 26, 2007, our assets included $601.3 million in goodwill. See Note 8, “Goodwill and Purchased Intangible Assets,” to our Condensed Consolidated Financial Statements.

During fiscal 2006, we adjusted goodwill by $3.5 million and $2.1 million relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Decru options, respectively. Estimated future adjustments to goodwill related to the tax benefits associated with the subsequent exercise of previously vested assumed options by previous acquisitions are approximately $8.4 million, subject to future cancellations relating to employee terminations. During the second quarter of fiscal year 2007, we recorded a reduction of goodwill for $1.2 million in connection with the divestiture of certain NetCache assets. In the third quarter of fiscal 2007, we recorded goodwill of $115.0 million in connection with our Topio acquisition.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to the complexity of the tax law that we are subject to in several tax jurisdictions. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a reduction of our effective tax rate. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the U.S. and the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving. In addition, a decrease in the percentage of our total earnings from our international business or a change in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $400.6 million as of January 26, 2007, compared to $431.2 million as of April 30, 2006 on certain of our deferred tax assets related to net operating loss carryforwards, conditional royalty carryforwards, and tax credit carryforwards attributable to the exercise of employee stock options. Under SFAS No. 123R, such amounts should not be realized until they result in a reduction of taxes payable.

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

We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

We are required to adopt FIN No. 48 beginning May 1, 2007. FIN No. 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Inventory Write-Downs

Our net inventory balance was $61.5 million as of January 26, 2007, compared to $64.5 million as of April 30, 2006. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We perform an in-depth excess and obsolete analysis of our inventory based upon assumptions about future demand and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margins in the period when the written-down inventory is sold. During the past few years, our inventory reserves have generally been sufficient to cover excess and obsolete exposure and have not required material changes in subsequent periods.

We record purchase commitment liabilities with our contract manufacturers and suppliers as a result of changes in demand forecasts or as we transition our products. As of January 26, 2007 and April 30, 2006, we did not have purchase commitment liabilities under such arrangements.

We engage in extensive, ongoing product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. We also provide for the estimated cost of known product failures based on known quality issues when they arise. Should actual cost of product failure differ from our estimates, revisions to the estimated liability would be required.

We are subject to a variety of federal, state, local, and foreign environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used during our manufacturing process or requiring design changes or recycling of products we manufacture. We will continue to monitor our environmental compliance and could incur higher costs, including additional reserves for excess component inventory.

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

Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording severance reserves, we accrue a liability when the following conditions have been met: employees’ rights to receive compensation are attributable to employees’ services already rendered, the obligation relates to rights that vest or accumulate, payment of the compensation is probable, and the amount can be reasonably estimated. In recording the facilities lease restructuring reserve, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities.

Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future. We estimated our facility and severance restructuring reserve to be $2.2 million as of January 26, 2007. Our fiscal 2006 facility restructuring reserve included a $1.0 million reduction related to the execution of a new sublease agreement for our Tewksbury facility net of related cost.

Impairment Losses on Investments

As of January 26, 2007, our short-term investments have been classified as “available-for-sale” and are carried at fair value. There have been no significant declines in fair value of investments that are considered to be other-than-temporary for any of the three years in the period ended January 26, 2007. The fair value of our available-for-sale investments reflected in the Consolidated Balance Sheets were $985.2 million and $1,102.8 million as of January 26, 2007 and April 30, 2006, respectively. Included in these balances were short-term and long-term restricted investments of $124.0 million and $56.2 million, respectively, as of January 26, 2007, and $136.7 million and $104.4 million, respectively, as of April 30, 2006. In addition, our available-for-sale investments also included an investment in a publicly held company of $9.1 million which was based on quoted market prices on January 26, 2007. We had no investments in publicly held companies as of April 30, 2006. We have not identified any of these declines to be other than temporary, as market declines of our investments have been caused by interest rate changes and were not due to credit worthiness. Because we have the ability and intent to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes.

All of our available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. For investments in publicly held companies, we recognize an impairment charge when the declines in the fair values of our investments in these companies are below their cost basis are judged to be other-than-temporary. The ultimate value realized on these investments in publicly held companies is subject to market price volatility until they are sold. We have no impairment losses on our available-for-sale investments for the third quarter and first nine months of fiscal 2007 and 2006.

For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including, revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities, and general market conditions in the investees’ industry. Our investments in privately held companies were $9.8 million and $11.0 million as of January 26, 2007 and April 30, 2006, respectively. For the second quarter of fiscal 2007, we recorded an impairment of $2.0 million for an investment in a privately held company, and subsequently recorded a gain of $0.7 million in the third quarter of fiscal 2007. We have no impairment losses on our investments in privately held companies for the third quarter and first nine months of fiscal 2006.

Accounting for Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment, using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase the Company’s common stock as permitted by Staff Accounting Bulletin (“SAB”) No. 107. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R requires us to use estimated forfeitures, and therefore the adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeitures, the amount of stock-based compensation expense. Any changes in these highly subjective assumptions may significantly impact the stock-based compensation expense for the future. Likewise, the shortening of the contractual life of our options could change the estimated exercise behavior in a manner other than currently expected.

We currently estimate that the impact of adopting SFAS No. 123R on our fiscal year ending April 30, 2007 will be between $0.33 and $0.40 per share.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In the third quarter and first nine months of fiscal 2007 and 2006, we did not identify or accrue for any loss contingencies. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

New Accounting Standards

See Note 14 of the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2007	2006	2007	2006

Revenues:	100.0%	100.0%	100.0%	100.0%
Product	75.5	77.0	74.8	76.4
Software subscriptions	11.7	11.3	12.1	11.7
Service	12.8	11.7	13.1	11.9
Cost of Revenues:
Cost of product	28.9	30.0	29.2	29.4
Cost of software subscriptions	0.4	0.4	0.4	0.4
Cost of service	9.8	8.7	9.6	8.9

Gross margin	60.9	60.9	60.8	61.3

Operating Expenses:
Sales and marketing	32.4	28.6	31.7	29.3
Research and development	13.4	12.1	13.8	11.9
General and administrative	5.2	4.7	5.3	4.7
In process research and development	—	—	—	0.3
Restructuring charges (recoveries)	—	—	—	—
Gain on sale of assets	—	—	(1.3)	—

Total operating expenses	51.0	45.4	49.5	46.2

Income from Operations	9.9	15.5	11.3	15.1
Other Income (Expense), net:
Interest income	2.3	1.8	2.6	1.9
Interest expense	(0.3)	—	(0.6)	—
Other income	0.1	0.2	0.2	—
Net (loss) gain on investments	0.1	—	(0.1)	—

Total other income (expense), net	2.2	2.0	2.1	1.9

Income before Income Taxes	12.1	17.5	13.4	17.0
Provision for Income Taxes	3.0	3.3	3.0	2.9

Net Income	9.1%	14.2%	10.4%	14.1%

Discussion and Analysis of Results of Operations

Total Revenues — Total revenues increased by 35.8% to $729.3 million for the third quarter of fiscal 2007, from $537.0 million for the same period in the prior year. Total revenues increased by 36.4% to $2,003.1 million for the first nine months of fiscal 2007, from $1,468.5 million for the same period a year ago.

Product Revenues — Product revenues increased by 33.2% to $550.9 million for the third quarter of fiscal 2007, from $413.5 million for the same period in the prior year. Product revenues increased by 33.5% to $1,497.8 million for the first nine months of fiscal 2007, from $1,122.1 million for the same period a year ago.

Product revenues were impacted by the following factors:

•	Increased revenues from our current product portfolio. Product revenue grew $137.4 million for the third quarter of fiscal 2007 as compared to the same period in the prior year, with a $147.2 million increase due to unit volume and partially offset by a decrease of $11.0 million due to price and configuration on existing products. Product revenue grew $375.6 million for the first nine months of fiscal 2007 as compared to the same period in the prior year, with a $394.5 million increase due to unit volume and partially offset by a decrease of $21.0 million due to price and configuration of existing products. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact on these forces is significantly affected by the configuration of systems shipped.

•	New products generated $114.3 million and $208.1 million in the third quarter and first nine months of fiscal 2007, respectively, primarily driven by FAS6000 series, FAS3070, and the VTL products.

•	Units shipped of the FAS3000 enterprise storage systems increased 39.6% and 104.2% for the third quarter and the first nine months of fiscal 2007, respectively, compared to the same periods in the prior fiscal year. The average capacity on revenue units of the FAS3000 series increased 196.7% and 130.4% for the third quarter and the first nine months of fiscal 2007, respectively, compared to the same periods in the prior fiscal year.

•	Increased enterprise penetration in primary and secondary storage, i.e., enterprise data centers, data protection, disaster recovery, archival, and compliance requirements contributed to the increase in petabytes shipped. Systems shipped with ATA drives increased to 55.2% of total petabytes shipped in the third quarter of fiscal 2007, from 47.2% in the same quarter a year ago. For the first nine months of fiscal 2007 and 2006, systems shipped with ATA drives accounted for 54.0% and 46.8% of total petabytes shipped, respectively.

•	Increase in software revenue from our application management suite, with products like Snap Manager® for Oracle®, Exchange, and SQL Server was also up 45.8% and 29.6% for the third quarter and first nine months of fiscal 2007, respectively, compared to the same period in the prior year, reflecting growth in our primary storage business.

•	Increased sales through indirect channels, including sales through our resellers, distributors, and OEM partners, represented 59.6% and 58.2% of total revenues for the third quarter and first nine months of fiscal 2007, respectively, and 56.9% and 56.0% of total revenues for the third quarter and first nine months of fiscal 2006, respectively.

•	Our petabytes shipped increased 116.3% year over year to a record 104 petabytes. This increase was driven by an increase in petabytes from 500 gigabyte Advanced Technology Attachment (ATA) drives. ATA drives accounted for 55.2% of our total petabytes shipped, and Fibre Channel petabytes were up 83.4% year over year, to 44.8% of our total shipped.

•	Price declines per petabyte for our hardware products as disks are a significant component of our storage systems. As performance has improved on our devices, the related price we can charge per petabyte of storage has decreased as well.

•	Revenues for our older products declined by $90.3 million and $278.8 million in the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods in the prior year. This decrease in revenue was primarily due to a decline in revenue generated by FAS 900 series systems by 76.3% and 66.7%, respectively, in the third quarter and first nine months of fiscal 2007. NearStore R200 systems revenue decreased by 71.7% and 55.7%, respectively, in the third quarter and first nine months of fiscal 2007. In addition, revenue also declined by $0.9 million and $6.8 million, respectively, in the third quarter and first nine months of fiscal 2007 compared to the same periods in the prior year due to products that we no longer ship, including our NetCache products.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. As a result, the wide variation in customized configuration can significantly impact revenue, cost of revenues, and gross margin performance. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact on these forces is significantly affected by the configuration of systems shipped.

While revenues generated from IBM and Decru® accounted for 5.9% and 1.3% of total revenue, respectively, for the third quarter of fiscal 2007, and 4.0% and 1.9% of total revenue, respectively, for the first nine months of fiscal 2007, we cannot assure you that IBM and Decru will continue to contribute meaningful revenue in future quarters. We also cannot assure you that we will be able to maintain or increase market demand for our products.

Software Subscriptions Revenues — Software subscriptions revenues increased by 39.9% to $85.0 million for the third quarter of fiscal 2007, from $60.7 million for the same period a year ago, due primarily to a larger installed base of customers who have purchased rights to renewals and upgrades, and an increased number of new enterprise customers. Software subscriptions revenues increased by 41.1% to $242.1 million for the first nine months of fiscal 2007, from $171.5 million for the same period a year ago, also due primarily to a larger installed base of customers who have purchased rights to renewals and upgrades, and an increased number of new enterprise customers. Software subscriptions revenues represented 11.7% and 12.1% of total revenues for the third quarter and first nine months of fiscal 2007, and 11.3% and 11.7% of total revenues for third quarter and first nine months of fiscal 2006.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 48.8% to $93.4 million for the third quarter of fiscal 2007, from $62.8 million in the same period a year ago. Service revenues increased by 50.6% to $263.3 million for the first nine months of fiscal 2007, from $174.9 million in the same period a year ago.

The increase in absolute dollars was due to the following factors:

•	Professional service revenue increased by 51.6% and 52.3% in the third quarter and the first nine months of fiscal 2007 compared to the same period a year ago, due to an increasing number of enterprise customers, which typically purchase more complete and generally longer-term service packages than our non-enterprise customers.

•	Service maintenance contracts increased by 47.7% and 50.1% in the third quarter and the first nine months of fiscal 2007, respectively, compared to the same periods a year ago due to a growing installed base resulted in new customer support contracts in addition to support contract renewals by existing customers.

While it is an element of our strategy to expand and offer more comprehensive global enterprise support and service solutions, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2007 or beyond.

A large portion of our service revenues is initially deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 12.8% and 13.1% of total revenues for the third quarter and first nine months of fiscal 2007, respectively, and 11.7% and 11.9% of total revenues for the third quarter and first nine months of fiscal 2006, respectively.

International total revenues — International total revenues (including United States exports) increased by 42.2% and 41.8% for the third quarter and first nine months of fiscal 2007, respectively, as compared to the same periods in fiscal 2006. Total revenues from Europe were $256.1 million and $642.4 million, or 35.1% and 32.1% of total revenues, respectively, for the third quarter and first nine months of fiscal 2007, compared to $177.3 million and $444.6, or 33.0% and 30.3% of total revenues, for the third quarter and first nine months of fiscal 2006. Total revenues from Asia were $83.9 million and $230.0 million, or 11.5% and 11.5% of total revenues, respectively, for the third quarter and first nine months of fiscal 2007, compared to $61.8 million and $170.5 million, or 11.5% and 11.6% of total revenues, respectively, for the same periods a year ago. The increase in international sales was primarily driven by the same factors outlined under the Total Revenue discussion, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2007 or beyond.

Product Gross Margin — Product gross margin increased to 61.7% for the third quarter of fiscal 2007, from 61.0% for the same period a year ago. Product gross margin decreased to 60.9% for the first nine months of fiscal 2007, from 61.5% for the same period a year ago.

Product gross margin was impacted by:

•	SFAS 123R stock compensation expenses recorded in fiscal 2007

•	Sales price reductions due to competitive pricing pressure

•	Increased sales through certain indirect channels, which generate lower gross margins than our direct sales in certain geographic regions

•	Higher disk content with an expanded storage capacity for the higher-end storage systems, as resale of disk drives generates lower gross margin

•	Favorable add-on software mix with software licenses increasing by 38.9% and 38.4% in the third quarter and first nine months of fiscal 2007 compared to the same periods a year ago

•	Better disk utilization rates associated with sales of higher-margin management software products like FlexClonetm and FlexVol®tm that run on the Data ONTAP® 7G operating system allowing customers to buy less disk storage

We expect that higher disk content associated with high-end and mid-range storage systems will negatively affect our gross margin in the future if not offset by increases in software revenue and new higher-margin products.

Stock-based compensation expense included in cost of product revenues was $0.9 million and $2.7 million for the third quarter and first nine months of fiscal 2007. Amortization of existing technology included in cost of product revenues was $4.6 million and $12.3 million for the third quarter and first nine months of fiscal 2007, respectively, and $3.9 million and $7.9 million for the third quarter and first nine months of fiscal 2006, respectively. Estimated future amortization of existing technology to cost of product revenues will be $5.3 million for the remainder of fiscal 2007, $21.1 million for fiscal year 2008, $20.4 million for fiscal year 2009, $15.9 million for fiscal year 2010, $6.3 million for fiscal year 2011, and none thereafter.

Software Subscriptions Gross Margin — Software subscriptions gross margins increased slightly to 96.8% for the third quarter of fiscal 2007, from 96.5% for the same period a year ago. Software subscriptions gross margins increased slightly to 96.9% for the first nine months of fiscal 2007, from 96.4% for the same period a year ago.

Service Gross Margin — Service gross margin decreased to 23.7% for the third quarter of fiscal 2007 as compared to 25.9% for the same period in fiscal 2006. Service gross margin increased to 27.2% for the first nine months of fiscal 2007 as compared to 25.3% for the same period in fiscal 2006. Cost of service revenue increased by 53.2% to $71.2 million for the third quarter of fiscal 2007 from $46.5 million for the same period a year ago. Cost of service revenue increased by 46.9% to $191.7 million for the first nine months of fiscal 2007 from $130.5 million for the same period a year ago. Stock-based compensation expense of $2.5 million and $7.6 million was included in the cost of service revenue for the third quarter and first nine months of fiscal 2007, respectively.

The change in service gross margin year over year was primarily impacted by an increase in services revenue, improved headcount utilization, and continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margin will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In fiscal 2007, we expect service margin to experience some variability over time as we continue to build out our service capability and capacity to support our growing enterprise customers and new products.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expenses increased 54.2% to $236.4 million for the third quarter of fiscal 2007, from $153.3 million for the same period a year ago. These expenses were 32.4% and 28.6% of total revenues for the third quarter of fiscal 2007 and fiscal 2006, respectively. Sales and marketing expenses increased 47.8% to $636.2 million for the first nine months of fiscal 2007, from $430.4 million for the same period a year ago. These expenses were 31.7% and 29.3% of total revenues for the first nine months of fiscal 2007 and 2006, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions, and stock-based compensation expense expenses recognized under adoption of SFAS No. 123R.

Stock-based compensation expense included in sales and marketing expenses for the third quarter and first nine months of fiscal 2007 was $17.3 million and $54.7 million. Compensation expenses related to stock options and restricted stock assumed in acquisitions was $1.3 million and $2.9 million for the third quarter and first nine months of fiscal 2006. Amortization of trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $0.8 million and $0.7 million for the third quarter of fiscal 2007 and 2006, respectively, and was $2.0 million and $1.4 million for the first nine months of fiscal 2007 and 2006, respectively. Based on identified intangibles related to our acquisitions recorded at January 26, 2007, estimated future amortization such as trademarks, and customer relationships included in sales and marketing expenses will be $1.0 million for the remainder of fiscal 2007, $3.9 million for fiscal 2008, $3.8 million for fiscal 2009, $3.7 million for fiscal 2010, $2.7 million for fiscal 2011, and $2.5 million thereafter.

We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, establish and expand new distribution channels. We expect to increase our sales and marketing expenses commensurate with future revenue growth.

Research and Development — Research and development expenses consist primarily of salaries and benefits, stock-based compensation, prototype expenses, nonrecurring engineering charges, fees paid to outside consultants, and amortization of capitalized patents.

Research and development expenses increased 49.8% to $97.5 million for the third quarter of fiscal 2007, from $65.1 million for the same period in fiscal 2006. These expenses represented 13.4% and 12.1% of total revenues for the third quarters of fiscal 2007 and 2006, respectively. Research and development expenses increased 57.7% to $276.6 million for the first nine months of fiscal 2007, from $175.4 million for the same period in fiscal 2006. These expenses represented 13.8% and 11.9% of total revenues for the first nine months of fiscal 2007 and 2006, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, and stock-based compensation expense recognized under adoption of SFAS No. 123R. For both the third quarter and first nine months of fiscal 2007 and 2006, no software development costs were capitalized.

Stock-based compensation expense included in research and development expenses for the third quarter and first nine months of fiscal 2007 was $12.3 million and $39.2 million. Compensation expenses related to stock option and restricted stock assumed in acquisitions was $2.5 million and $5.9 million for the third quarter and first nine months of fiscal 2006. Included in research and development expenses is capitalized patents amortization of $0.5 million and $1.5 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to $0.5 million and $1.5 million for the third quarter and first nine months of fiscal 2006. Based on capitalized patents recorded at January 26, 2007, estimated future capitalized patents amortization expenses for the remainder of fiscal 2007 will be $0.5 million, $2.0 million for fiscal year 2008, $0.5 million in fiscal 2009, $0.2 million in fiscal 2010, and none thereafter.

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

General and Administrative — General and administrative expenses increased 50.8% to $37.7 million for the third quarter of fiscal 2007, from $25.0 million for the same period a year ago. These expenses represented 5.2% and 4.7% of total revenues for the third quarter of fiscal 2007 and 2006, respectively. General and administrative expenses increased 54.9% to $105.3 million for the first nine months of fiscal 2007, from $68.0 million for the same period a year ago. These expenses represented 5.3% and 4.7% of total revenues for the first nine months of fiscal

2007 and 2006, respectively. This increase in absolute dollars was primarily due to higher performance-based payroll expenses due to higher profitability and higher headcount growth, higher stock-based compensation expense recognized under SFAS No. 123R, and higher legal expenses and professional fees for general corporate matters.

We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2007 due to projected general and administrative headcount growth. Stock-based compensation expense included in general and administrative expenses for the third quarter and first nine months of fiscal 2007 was $6.2 million and $20.5 million, respectively. Compensation expenses related to stock options and restricted stock assumed in acquisitions were $0.3 million and $0.7 million, respectively, for the third quarter and first nine months of fiscal 2006. Amortization of covenants not to compete included in general and administrative expenses was $0.2 million and $0.7 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to $0.2 million and $2.0 million for the same periods a year ago. Based on identified intangibles related to our acquisitions recorded at January 26, 2007, estimated future amortization of covenants not to compete relating to our acquisitions will be $0.2 million in the remainder of fiscal 2007, $0.2 million for fiscal year 2008, and none thereafter.

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology (IT) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of January 26, 2007, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the third quarter of fiscal 2007, we did not record any reduction in restructuring reserve resulting from change in estimate of our third restructuring plan.

Of the reserve balance at January 26, 2007, $0.5 million was included in other accrued liabilities and the remaining $1.7 million was classified as long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

The following analysis sets forth the changes in the restructuring reserve for each quarter of the three quarters in fiscal 2007 (in thousands):

	Facility Accrual	Severance-Related	Total

Reserve balance at April 30, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Adjustments	(1,256)	—	(1,256)
Cash payments	(862)	(521)	(1,383)

Reserve balance at April 30, 2006	$2,666	$338	$3,004
Restructuring recoveries	—	(74)	(74)
Cash payments	(149)	(82)	(231)

Reserve balance at July 28, 2006	$2,517	$182	$2,699
Cash payments	(143)	(182)	(325)

Reserve balance at October 27, 2006	$2,374	$—	$2,374
Cash payments	(143)	—	(143)

Reserve balance at January 26, 2007	$2,231	$—	$2,231

Gain on sale of assets — We recorded a gain of $25.3 million for the first nine months in fiscal 2007 as a result of the sale of certain assets to Blue Coat (see Note 12 of the Condensed Consolidated Financial Statements).

Interest Income — Interest income was $17.1 million and $51.2 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to $9.9 million and $28.6 million for the same periods a year ago. The increase in interest income was primarily driven by higher average interest rates on our investment portfolio. We expect interest income to increase compared to fiscal 2006 as a result of our cash and invested balances being reinvested in a higher interest-rate portfolio environment.

Interest Expense — Interest expense was $2.3 million and $11.4 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to minimal interest expenses for the same periods a year ago. The increase in fiscal 2007 was primarily due to interest incurred in connection with our debt.

Other Income — Other income was $0.5 million and $3.2 million, respectively, for the third quarter and first nine months of fiscal 2007. Other income for the third quarter of fiscal 2007 included net exchange gains from foreign currency of $0.5 million. Other income for the first nine months of fiscal 2007 included net exchange gains from foreign currency of $1.3 million and other income of $1.9 million. Other income included net exchange gains from foreign currency of $1.0 million and $0.4 million for the third quarter and first nine months of fiscal 2006. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Net Gain (Loss) on Investments — Net gain (loss) on investments included a write-down of $1.1 million related to the impairment of our investment in a privately held company for the first nine months of fiscal 2007.

Provision for Income Taxes — For the third quarter and first nine months of fiscal 2007, we applied an annual effective tax rate of 24.9% and 22.3%, respectively, to pretax income versus 19.0% and 17.3%, respectively, for the comparable periods in the prior year. The increase to the effective tax rate for fiscal year 2007 is primarily attributable to the impact of SFAS No. 123R, which results in recording non-deductible compensation expense for certain of our stock option grants. Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated income, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

The 2006 Tax Relief and Health Care Act was signed into law on December 20, 2006. One of the provisions of this law was the retroactive reinstatement of the research credit from January 1, 2006 and its extension through December 31, 2007. The effective tax rates for the third quarter and first nine months of fiscal 2007 reflected the benefits attributable to the extension of the research tax credit provisions.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flow, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, and other sources and uses of cash flow on our liquidity and capital resources.

Balance Sheet and Operating Cash Flows

As of January 26, 2007, as compared to April 30, 2006, our cash, cash equivalents, and short-term investments decreased by $27.6 million to $1,295.3 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital decreased by $155.6 million to $960.4 million as of January 26, 2007, compared to $1,116.0 million as of April 30, 2006.

During the first nine months of fiscal 2007, we generated cash flows from operating activities of $653.7 million, as compared with $382.4 million in the same period in fiscal 2006. We recorded net income of $208.1 million for the first nine months of fiscal 2007, as compared to $207.2 million for the same period a year ago. A summary of the significant changes in noncash adjustments affecting net income is as follows:

•	Stock-based compensation expense was $124.7 million in the first nine months of fiscal 2007, compared to $9.4 million in the same period a year ago. The increase was attributed to the adoption of SFAS No. 123R.

•	Depreciation expense was $62.3 million and $46.2 million in the first nine months of fiscal 2007 and 2006, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles was $15.0 million and $11.3 million in the first nine months of fiscal 2007 and 2006, respectively. The increase was attributed to the Decru and Topio acquisition.

•	Gain on sale of certain assets to Blue Coat was $25.3 million in the first nine months of fiscal 2007.

•	Excess tax benefits of $43.5 million relating to stock-based compensation upon the exercise of stock options.

In addition to net income and noncash adjustments for the first nine months of fiscal 2007, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	An increase in deferred revenues of $263.4 million in the first nine months of fiscal 2007, due to higher software subscription and service billings attributable to the increase in larger enterprise customers, as well as renewals of existing maintenance agreements in the third quarter of fiscal 2007. The increase in deferred revenue of $144.7 million in the first nine months of fiscal 2006 was due to higher software subscription and service billings resulting from increased enterprise penetration.

•	Accrued compensation and related benefits increased by $16.9 million in the first nine months of fiscal 2007 and increased by $13.0 million in the same period in fiscal 2006, reflecting the timing of payroll accruals and payment.

•	Increase in income taxes payable of $31.5 million in the first nine months of fiscal 2007 was attributed to the tax provision of $59.6 million, which was offset by a $2.0 million tax refund and $30.3 million of income tax payments made for fiscal year 2006, of which $19.6 million was related to income tax on the foreign dividend repatriation. Income tax payable increased $39.6 million in the first nine months of fiscal 2006, primarily due to tax provision of $43.2 million, partially offset by tax payments of $5.6 million.

•	Net inventory decreased $3.5 million for the first nine months of fiscal 2007, primarily due to higher inventory at fiscal 2006 year end associated with the new FAS 6000 launch. The increase of $38.4 million in the first nine months of fiscal 2006 was due primarily to ramping up of purchased components in anticipation of revenue growth.

The above factors were partially offset by the effects of:

•	Increase in accounts receivable of $23.0 million in the first nine months of fiscal 2007 was due to higher revenue volume. Increase in accounts receivable of $70.2 million in the first nine months of fiscal 2006 was due primarily to less linear shipments in the third quarter of fiscal 2006.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for the first nine months of fiscal 2007 were $112.4 million as compared to $96.5 million for the same period a year ago. We received net proceeds of $69.5 million and $21.2 million in the first nine months of fiscal 2007 and 2006, respectively, for net purchases/redemptions of short-term investments. We redeemed $63.2 million of restricted investment and its interest income pledged with JP Morgan Chase to repay the Tranche A term loan with JP Morgan Chase. (See Note 5.) Investing activities in the first nine months of fiscal 2007 also included new investments in privately held companies of $1.3 million. In the third quarter of fiscal 2007, we acquired Topio, Inc. for a purchase price of approximately $146.4 million, which consisted the value of the assumed options, cash payments of $131.2 million, and related transaction costs. In the first nine months of fiscal 2007, we received $1.8 million from the sale of investments in privately held companies. In the second quarter of fiscal 2007, we received $23.9 million in cash in connection with the sale of certain assets to Blue Coat. In the first quarter of fiscal 2006, we acquired Alacritus for a purchase price of approximately $13.7 million, which consisted the value of the assumed options, cash payments of $11.0 million, and related transaction costs. In the second quarter of fiscal

2006, we acquired Decru for a purchase price of approximately $283.2 million, which consisted the value of the assumed options, net cash payments of $41.2 million, and related transaction costs.

Cash Flows from Financing Activities

We used $538.4 million and $249.2 million in the first nine months of fiscal 2007 and 2006, respectively, from net financing activities, which included repayment of debt, sales of common stock related to employee stock transactions, and common stock repurchases. We made a repayment of $148.9 million for our debt during the first nine months of fiscal 2007. We repurchased 17.0 million and 14.6 million shares of common stock at a total of $605.7 million and $390.1 million during the first nine months of fiscal 2007 and 2006, respectively. Other financing activities provided $177.4 million and $141.7 million in the first nine months of fiscal 2007 and 2006, respectively, from sales of common stock related to employee stock option exercises and employee stock purchases. Tax benefits, related to tax deductions in excess of the stock-based compensation expense recognized, of $43.5 million were presented as financing cash flows for the first nine months of fiscal 2007 in accordance with SFAS No. 123R. During the first nine months of fiscal 2007 and 2006, we withheld $4.7 million and $0.8 million in shares, respectively, from certain employees’ exercised shares of their restricted stock to reimburse for federal, state, and local withholding taxes obligations. The increase in the amounts withheld year over year was due to the release of Decru’s assumed restricted stock units.

The change in cash flow from financing was primarily due to the effects of higher common stock repurchases partially offset by proceeds from the issuance of common stock under employee equity programs compared to the same period in the prior year. Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary.

Other Factors Affecting Liquidity and Capital Resources

The American Jobs Creation Act of 2004 (“the Jobs Act”) created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. Primarily as a result of this one time repatriation incentive, we remitted $19.6 million of income taxes with the filing of our fiscal year 2006 federal income tax return, of which $18.7 million was paid during the first quarter of fiscal year 2007 and the remaining $0.9 million was paid in the third quarter of fiscal 2007.

For the first nine months of fiscal 2007 and 2006, the income tax benefit associated with dispositions of employee stock transactions was $92.6 million and $22.3 million, respectively. Of the $92.6 million, $65.8 million relates to tax benefits generated from stock option exercises during the first nine months of fiscal 2007 while the remaining $26.8 million relates to a reduction of accrued income taxes payable due to the utilization of net operating loss carryovers generated from stock options in prior years. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Stock Repurchase Program

On November 15, 2006, our Board approved a new stock repurchase program in which up to $800 million of additional shares may be purchased.

At January 26, 2007, $599.9 million remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

Debt

In March 2006, we received proceeds from a term loan totaling $300.0 million to finance a foreign dividend repatriation under the Jobs Act. (See Note 5 of the Condensed Consolidated Financial Statements.) The loan repayments of $63.9 million and $87.3 million are due in the remainder of fiscal 2007 and fiscal 2008. This debt was collateralized by restricted investments totaling $180.2 million as of January 26, 2007. In accordance with the payment terms of the loan agreement, interest payments will be approximately $1.6 million and $2.8 million in the remainder of fiscal 2007 and fiscal 2008, respectively. As of January 26, 2007, we were in compliance with the liquidity and leverage ratio as required by the Loan Agreement with the lenders.

Contractual Cash Obligations and Other Commercial Commitments

The following summarizes our contractual cash obligations and commercial commitments at January 26, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

	Remainder of
Contractual Obligations:	2007	2008	2009	2010	2011	Thereafter	Total

Office operating lease payments(1)	$4,538	$19,650	$19,138	$16,250	$13,606	$36,387	$109,569
Real estate lease payments(2)	—	1,482	4,726	5,978	5,978	99,700	117,864
Equipment operating lease payments(3)	2,767	8,916	6,216	1,046	7	3	18,955
Venture capital funding commitments(4)	431	338	325	313	300	25	1,732
Capital expenditures(5)	3,990	256	—	—	—	—	4,246
Communications and maintenance(6)	6,012	15,635	10,697	4,128	223	3	36,698
Restructuring charges(7)	275	579	604	594	179	—	2,231
Debt(8)	65,496	90,110	—	—	—	—	155,606

Total Contractual Cash Obligations	$83,509	$136,966	$41,706	$28,309	$20,293	$136,118	$446,901

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

	Remainder of
Other Commercial Commitments:	2007	2008	2009	2010	2011	Thereafter	Total

Lines of Credit(9)	$450	$1,583	$—	$—	$—	$362	$2,395

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the U.S. and internationally, which expire through fiscal year 2016. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (6) below. The net increase in the office operating lease payments was primarily due to a domestic lease extension and two new European leases during the third quarter of fiscal 2007.

(2)	Included in the above contractual cash obligations pursuant to two financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $1.5 million in fiscal 2008; $4.7 million in fiscal 2009, $6.0 million in each of the fiscal years 2010, 2011, and 2012, $4.5 million in fiscal 2013; and $1.3 million in fiscal 2014, which are based on the LIBOR rate at January 26, 2007 for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $88.0 million in the event that we elect not to purchase or arrange for sale of the buildings, see Note 15.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(8)	Included in these amounts are the JP Morgan Chase loan (see Note 5) on our Consolidated Balance Sheets under Current Portion of Long-Term Debt and Long-Term Debt. This amount also includes estimated interest payments of $1.6 million for the remainder of fiscal 2007 and $2.8 million for fiscal 2008. The decrease from April 30, 2006 represented a loan repayment of $148.9 million, plus interest of $8.8 million for the first nine months of fiscal 2007.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

On December 16, 2005, we entered into financing, construction, and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38.5 million. After completion of construction, we will pay minimum lease payments, which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread (5.78% at January 26, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in September 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $38.5 million, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32.7 million, and be liable for any deficiency between the net proceeds received from the third party and $32.7 million, or (iii) pay BNP a supplemental payment of $32.7 million, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

On December 14, 2006, we entered into additional financing, construction, and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space and parking structure costing up to $65.0 million. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (5.78% at January 26, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in September 2008 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $65.0 million, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $55.3 million, and be liable for any deficiency between the net proceeds received from the third party and $55.3 million, or (iii) pay BNP a supplemental payment of $55.3 million, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

Both leases also require us to maintain specified financial covenants with which we were in compliance as of January 26, 2007. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before

Interest, Taxes, Depreciation and Amortization (“EBITDA”), and a Minimum Unencumbered Cash and Short Term Investments.

As of January 26, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $387.3 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options only.

During the second quarter of fiscal 2007, two shareholder derivative lawsuits were filed against various of our officers and directors and naming us as a nominal defendant. The suits allege improper practices relating to the timing of stock option grants. Management believes that the claims are without merit and intends to defend the actions vigorously.

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

Off-Balance Sheet Arrangements

As of January 26, 2007, our financial guarantees of $2.4 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

As of January 26, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $387.3 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to two lease arrangements with BNP for approximately 380,000 square feet of office space to be located on land currently owned by us in Sunnyvale, California (as further described above under

“Contractual Cash Obligations and Other Commercial Commitments”). We have evaluated our accounting for these leases under the provisions of FIN No. 46R, and have determined the following:

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

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Assuming that this transaction will continue to meet the provisions of FIN No. 46R as new standards evolve over time, our future minimum lease payments under this real estates lease will amount to a total of $117.9 million reported under our Note 14 “Commitments and Contingencies.”

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

Market Interest and Interest Income Risk

Interest and Investment Income — As of January 26, 2007, we had available-for-sale investments of $985.2 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These highly liquid investments, consisting primarily of government, municipal, corporate debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 26, 2007 would cause the fair value of these available-for-sale investments to decline by approximately $3.9 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment portfolio also includes common stock holdings in Blue Coat (see Note 12 of the Condensed Consolidated Financial Statements). We are exposed to fluctuations in the market price of our investment in this company. At the same time, we are precluded from selling these shares until September 2007. As a result of these factors, the amount of income and cash flow that we ultimately realize from this investment may vary materially from the current unrealized amount. A hypothetical 10 percent decrease in the fair market value from fair market value at January 26, 2007 would cause the fair value of this investment to decrease by approximately $0.9 million.

Lease Commitments — As of January 26, 2007, we have two arrangements with BNP to lease our land for a period of 50 years to construct approximately 380,000 square feet of office space and a parking structure costing up to $103.5 million. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread. We expect to pay lease payments on the first lease on September 2007 for a term of five years, and the second lease on September 2008 for a term of five years . We have the option to renew both leases for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at January 26, 2007 would increase our total lease payments under the initial five-year term by approximately $2.8 million. We do not currently hedge against market interest rate increases. As cash from operating cash flows is invested in a higher interest rate environment, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant increase in market interest rate.

Debt Obligation — We have an outstanding variable rate term loan totaling $151.1 million as of January 26, 2007. Under terms of these arrangements, we expect to make interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at January 26, 2007 would increase our total interest payments by approximately $0.8 million. We do not currently use derivatives to manage interest rate risk.

Equity Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such equity investment. Accordingly, we could lose all or part of this investment if there is an adverse change in the market price of the company we invest in. Our investments in non-marketable equity securities had a carrying amount of $9.8 million as of January 26, 2007 and $11.0 million as of April 30, 2006. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Income. In the second quarter of fiscal 2007, we recorded a non-cash, other-than-temporary write-down of $2.0 million related to an impairment of our investment in a privately held company and subsequently recorded a gain of $0.7 million in the third quarter of fiscal 2007.

Foreign Currency Exchange Rate Risk

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at January 26, 2007, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward and currency option contracts outstanding on January 26, 2007 (in thousands):

		Foreign	Contract
		Currency	Value	Fair Value
Currency	Buy/Sell	Amount	USD	in USD

Forward contracts:
CAD	Sell	9,580	$8,126	$8,126
ZAR	Sell	25,474	$3,481	$3,481
EUR	Sell	169,732	$219,862	$220,047
GBP	Sell	34,507	$67,511	$67,545
CHF	Sell	14,178	$11,331	$11,332
ILS	Sell	6,154	$1,446	$1,446
EUR	Buy	14,276	$18,534	$18,530
GBP	Buy	3,391	$6,661	$6,636
AUD	Buy	27,489	$21,248	$21,247
JPY	Buy	172,729	$1,428	$1,428
SEK	Buy	28,728	$4,089	$4,089
DKK	Buy	16,918	$2,935	$2,935
NOK	Buy	13,832	$2,188	$2,188
INR	Buy	112,495	$2,539	$2,539
Option contracts:
EUR	Sell	9,000	$11,655	$11,745
GBP	Sell	2,000	$3,912	$3,948

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of January 26, 2007, the end of the fiscal period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, or if we fail to manage the transition between our new and old products, or if we cannot provide the level of service and support for our new products, our operating results could be materially and adversely affected.

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

As we enter into new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. There can be no assurance that we can provide products, service, and support to effectively compete for these market opportunities. Further, provision of greater levels of services from us may result in a delay in the timing of revenue recognition.

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

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures we face could materially and adversely affect our operating results.

We rely on a limited number of suppliers, and any disruption or termination of these supply arrangements could delay shipment of our products and could materially and adversely affect our operating results.

We rely on a limited number of suppliers for components such as disk drives, computer boards and microprocessors utilized in the assembly of our products. In recent years, rapid industry consolidation has led to fewer component suppliers, which could subject us to periodic supply constraints and price rigidity.

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

We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of January 26, 2007, we have no purchase commitment under these agreements.

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

We are also exposed to unfavorable economic and market conditions and the uncertain geopolitical environment.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment. A reduction in demand for storage and data management caused by weakening economic conditions and decreases in corporate spending will result in decreased revenues and lower revenue growth rates. The network storage market growth declined significantly beginning in the third quarter of fiscal 2001 through fiscal 2003, causing both our revenues and operating results to decline. If the storage and data management markets grow more slowly than anticipated, or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially and adversely affected.

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, and changes in energy costs may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States statutory tax rate

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pre-tax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction different than our estimates

•	Changing tax laws, accounting standards, including SFAS No. 123R, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods

•	Changes in the valuation of our deferred tax assets and liabilities

•	Changes in tax laws or the interpretation of such tax laws

•	Tax assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place

•	A change in our decision to indefinitely reinvest foreign earnings

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

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an original equipment manufacturing (OEM) agreement that enables IBM to sell IBM branded solutions based on Network Appliancetm unified and open network attached storage (NAS) and iSCSI/IP SAN solutions, including NearStore and the NetApp V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or their release schedule and timing of those products; nor do we control their pricing. Revenues from IBM accounted for 5.9% and 4.0% of our total consolidated revenue for the three- and nine-month periods ended January 26, 2007. Revenues from IBM accounted for 1.0% of our total consolidated revenue for the fiscal year 2006. In the event that sales through IBM will increase, we may experience distribution channel conflicts between our direct sales force and IBM, or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. In addition, since this agreement is relatively new, we do not have a history upon which to base our analysis of its future success.

Currently we do not and cannot assure you that this OEM relationship will generate significant revenue or that this strategic partnership will continue to be in effect for any specific period of time.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

An element of our strategy to increase revenue is to strategically partner with major third-party software and hardware vendors that integrate our products into their products and also comarket our products with these vendors. We have significant partner relationships with database, business application, and backup management companies, including Microsoft, Oracle, SAP, and Symantec. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish strategic relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, or VARs, systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In the three-month period ended January 26, 2007, Fujitsu Siemens and our two-tier distribution partners, Arrow and Avnet, accounted for 3.8% and 10.5%, respectively, of our consolidated revenue. In the nine-month period ending January 27, 2006, Fujitsu Siemens and our two-tier distribution partners, Arrow and Avnet, accounted for 3.4% and 11.1%, respectively, of our consolidated revenue.

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

We conduct business internationally.  For the third quarter and first nine months of fiscal 2007, 46.6% and 43.6%, respectively, of our total revenues were from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing and enhancing infrastructure, investing in people, facilities and capital equipment, and managing our assets. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially and adversely affect our operating results.

In addition, continued expansion could strain our current management, financial, manufacturing, and other systems, and may require us to implement and improve those systems. If we experience any problems with any improvement or expansion of these systems, procedures, or controls, or if these systems, procedures or controls are not designed, implemented, or improved in a cost-effective and timely manner, our operations may be materially and adversely affected. In addition, any failure to implement, improve, and expand such systems, procedures, and controls in a timely and efficient manner could harm our growth strategy and materially and adversely affect our financial condition and ability to achieve our business objectives.

As we continue to grow our business, we are likely to incur costs earlier than some of the anticipated benefits which could harm our operating results. A significant percentage of our expenses are fixed, which could materially and adversely affect our net income.

We are increasing our investment in engineering, sales, service support and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business.

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

Undetected software errors, hardware errors, or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues. Product quality problems could lead to reduced revenue, gross margins, and net income

Our products may contain undetected software errors, hardware errors, or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially and adversely affect our operating results.

If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

In addition, we may be subject to losses that may result or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages. Based on our historical experience, we believe that the risk of exposure to product liability claims is currently low. However, should we experience increased exposure to product liability claims, our business could be adversely impacted.

We are exposed to various risks related to legal proceedings or claims and protection of intellectual property rights, which could adversely affect our operating results.

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

The Financial Accounting Standards Board requires companies to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of income. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase the Company’s common stock as permitted by SAB No. 107. As of May 1, 2006, the contractual life of our stock options has been shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R requires us to use estimated forfeitures, and therefore the adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeitures, the amount of stock-based compensation expense. Given the unpredictable nature of the “Black Scholes” variables and other management assumptions such as number of options to be granted, underlying strike price, and associated income tax impacts, it is very difficult to estimate stock-based compensation expense for any given quarter or year. Any changes in these highly subjective assumptions may significantly impact our ability to make accurate forecasts of future earnings and volatility of our stock price. If another party asserts that the fair value of our employee stock options is misstated, securities class action litigation could be brought against us, or the market price of our common stock could decline, or both could occur. As a result, we could incur significant losses, and our operating results may be below our expectations and those of investors and stock market analysts.

The U.S. government has contributed to our revenue growth and become an important customer for us.

The U.S. government has become an important customer for the storage market and for us, however, government demand is unpredictable and there is no guarantee of future revenue growth from the U.S. government. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending on infrastructures. If the government or individual agencies within the government reduce or shift their capital spending pattern, our financial results may be harmed. We cannot assure you that revenue from the U.S. government will continue to grow in the future.

The General Services Administration (GSA) is currently auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. The exact date for completion of the audit and the subsequent negotiation process is unknown and may not be concluded for some time. Our management does not believe, based upon information currently known to us, that the final resolution of our audit will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to common repurchases by Network Appliance, Inc. for the third quarter of fiscal 2007:

			Total Number of
			Shares Purchased as	Value of Shares
		Average	Part of the	That may yet be
	Shares	Price Paid	Repurchase	Purchased Under the
Period	Purchased	per Share	Program(1)	Repurchase Program(2)

October 28, 2006 — November 24, 2006	—	$—	42,815,630	$41,748,253
November 25, 2006 — December 22, 2006	—	$—	42,815,630	$41,748,253
December 23, 2006 — January 26, 2007	6,164,546	$39.22	48,980,176	$599,948,253

Total	6,164,546	$39.22	48,980,176	$599,948,253

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	At January 26, 2007, $599,948,253 remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

On November 15, 2006, our Board approved a new stock repurchase program in which up to $800,000,000 of additional shares may be purchased.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

The information required by this item is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 6.	Exhibits

2	.1(6)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation) dated as of November 1, 2001.
2	.2(9)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(9)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(15)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance, Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(6)	Certificate of Incorporation of the Company dated as of November 1, 2001.
3	.2(6)	Bylaws of the Company dated as of November 1, 2001.
3	.3(16)	Certificate of Amendment to the Bylaws of the Company dated as of August 31, 2006.
4	.1(6)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(23)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(14)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(7)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5(3)†	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6 (4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15(5)†	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17 (8)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(10)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(12)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(11)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(13)*	The Company’s Deferred Compensation Plan.
10	.22(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).

10	.31(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(17)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(17)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(18)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(19)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(20)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(20)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(20)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(20)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(20)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(22)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10.46		Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10.47		Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10.48		Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10.49		Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10.50		Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(24)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(24)*	Topio, Inc. 2004 Israeli Share Option Plan.
10.53		Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated March 6, 2007.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated March 6, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated March 6, 2007.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated March 6, 2007.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(7)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(8)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(9)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(10)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(11)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(12)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(14)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(16)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated September 1, 2006.

(17)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(23)	Previously filed as an exhibit to the Company’s S-8 registration statement dated October 31, 2006.

(24)	Previously filed as an exhibit to the Company’s S-8 registration statement dated January 5, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE, INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: March 6, 2007

EXHIBIT INDEX

2	.1 (6)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation) dated as of November 1, 2001
2	.2 (9)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3 (9)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4 (15)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance, Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1 (6)	Certificate of Incorporation of the Company dated as of November 1, 2001
3	.2 (6)	Bylaws of the Company dated as of November 1, 2001
3	.3(16)	Certificate of Amendment to the Bylaws of the Company dated as of August 31, 2006
4	.1 (6)	Reference is made to Exhibits 3.1 and 3.2
10	.1(23)*	The Company’s Amended and Restated Employee Stock Purchase Plan
10	.2(14)*	The Company’s Amended and Restated 1995 Stock Incentive Plan
10	.3 (2)	The Company’s Special Non-Officer Stock Option Plan
10	.4(7)*	The Company’s Amended and Restated 1999 Stock Incentive Plan
10	.5(3)†	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company
10	.6 (4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company
10	.15(5)†	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers
10	.17(8)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company
10	.18(10)*	Spinnaker Networks, Inc. 2000 Stock Plan
10	.19(12)*	Alacritus, Inc. 2005 Stock Plan
10	.20(11)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan
10	.21(13)*	The Company’s Deferred Compensation Plan
10	.22(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan
10	.23(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson)
10	.24(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement)
10	.25(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement)
10	.26(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan
10	.27(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control)
10	.28(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China)
10	.29(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual)
10	.30(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial)
10	.31(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France)

10	.32(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India)
10	.33(21)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom)
10	.34(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II
10	.35(17)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II
10	.36(17)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan
10	.37(17)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan
10	.38(18)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company
10	.39(19)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company
10	.40(20)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company
10	.41(20)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company
10	.42(20)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company
10	.43(20)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company
10	.44(20)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company
10	.45(22)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10.46		Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company
10.47		Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company
10.48		Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company
10.49		Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company
10.50		Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company
10	.51(24)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan
10	.52(24)*	Topio, Inc. 2004 Israeli Share Option Plan
10.53		Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated March 6, 2007
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated March 6, 2007
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated March 6, 2007
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated March 6, 2007

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(7)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(8)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(9)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(10)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(11)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(12)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(14)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(15)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(16)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated September 1, 2006.

(17)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(23)	Previously filed as an exhibit to the Company’s S-8 registration statement dated October 31, 2006.

(24)	Previously filed as an exhibit to the Company’s S-8 registration statement dated January 5, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.