Form 10-K
period 2007-04-27
NETWORK APPLIANCE INC
filed 2007-06-26
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2007
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

Registrant’s telephone number, including area code:
(408) 822-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of October 27, 2006, the last day of Registrant’s most recently completed second fiscal quarter, was $7,421,945,441 (based on the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 22, 2007, 363,479,924 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders to be held on September 5, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after April 27, 2007.

TRADEMARKS

©2007 Network Appliance, Inc. All rights reserved. Specifications subject to change without notice. NetApp, the Network Appliance logo, DataFabric, Data ONTAP, FAServer, FilerView, FlexClone, FlexVol, MultiStore, NearStore, NetCache, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, SnapVault, SyncMirror, Topio, VFM, and WAFL are registered trademarks and Network Appliance, ApplianceWatch, FlexShare, LockVault, Protection Manager, RAID-DP, ReplicatorX, Snapshot, StoreVault, and Virtual File Manager are trademarks of Network Appliance, Inc. in the U.S. and other countries. Decru and Decru DataFort are registered trademarks of Decru, a NetApp company. Oracle is a registered trademark of Oracle Corporation. Symantec is a registered trademark and NetBackup is a trademark of Symantec Corporation or its affiliates in the U.S. and other countries. Microsoft and Windows are registered trademarks of Microsoft Corporation. Linux is a registered trademark of Linus Torvalds. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I

Item 1.	Business

Forward Looking Statements

With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our belief that we are fully compliant with all applicable environmental laws; (2) our expectation to pay lease payments on our lease arrangements; (3) our expectation that our existing facilities and those being developed are adequate for our requirements over at least the next two years; (4) our anticipation that we will retain all available funds to finance internal growth and product development as well as other possible management initiatives; (5) our belief that our strategic investments are targeted at some of the strongest growth areas of the storage market; (6) our anticipation that we will experience further price decline per petabyte for our hardware products; (7) our expectation that our future gross margins will be negatively affected by various factors such as global service investment cost and competition; (8) our belief that our products continue to offer the best price-performance value in the industry; (9) our anticipation regarding the SAN competitiveness of our new products; (10) our expectation that higher disk content associated with high-end storage systems will negatively affect our gross margins in the future; (11) our estimates regarding future amortization of existing technology relating to our acquisitions; (12) our expectation that service margins will experience some variability; (13) our estimates regarding future amortization of trademarks, tradenames, customer contracts, and relationships relating to our acquisitions; (14) our expectation that we will continue to selectively add sales capacity in an effort to expand domestic and international markets; (15) our expectation that we will increase our sales and marketing expenses commensurate with future revenue growth; (16) our estimates regarding future capitalized patents amortization expenses; (17) our belief that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness, and meet an expanding range of customer requirements; (18) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (19) our intention to continuously broaden our existing product offerings and introduce new products; (20) our belief that our research and development, and general and administrative expenses will increase in absolute dollars in fiscal 2008; (21) our estimates regarding future amortization of covenants not to compete relating to our acquisitions; (22) our expectation that interest income will increase in fiscal 2008; (23) our belief that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance; (24) our expectation that cash provided by operating activities may fluctuate in future periods; (25) the possibility we may receive less cash from stock option exercises if stock option exercise patterns change; (26) our expectations regarding our contractual cash obligations and other commercial commitments at April 27, 2007, for future periods; (27) our expectation regarding the complete construction of our building under the BNP lease and the estimates regarding future minimum lease payments under the lease term; (28) our expectation that capital expenditures will increase consistent with our business growth; (29) our expectation that we will incur higher capital expenditures in the near future to expand our operations; (30) the possibility that we may continue to repurchase our common stock, which would reduce cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements; (31) our belief that our existing liquidity and capital resources will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next twelve months; (32) our expectation that market interest rate changes would not cause significant decline in our investment value or significant increase in lease and debt interest obligations, and (33) our belief that the results of our GSA audit will not have a materially adverse effect on us, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to ship our products in a timely manner; (3) our ability to achieve anticipated pricing, cost, and gross margins levels; (4) our ability to build non-deferred backlog to levels more consistent with our past results and to increase our revenue over the next several quarters (5) our ability to successfully introduce new products; (6) our ability to achieve and capitalize on changes in market demand; (7) acceptance of, and demand for, our products; (8) demand for our global service and support and professional services; (9) our ability to identify and respond to significant market trends and emerging standards; (10) our ability to realize our financial objectives through increased investment in people, process, and systems; (11) our ability to maintain our supplier and contract manufacturer relationships; (12) the ability of our competitors to introduce new products that compete successfully with our products; (13) our ability to expand direct and indirect sales and global service and support; (14) the general economic environment and the continued growth of the storage markets; (15) our ability to sustain and/or improve our cash and overall financial position; (16) the results of our GSA audit; and (17) those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 20.

Overview

Network Appliance, Inc. (“Network Appliance” or “NetApp”), a Delaware corporation, is a leading provider of data management solutions that simplify the complexities of storing, managing, protecting, and archiving enterprise data. NetApp has a broad portfolio of data-center proven solutions that deliver unmatched simplicity and value. Meeting the needs of today’s data center means delivering not only products of the highest quality and reliability, but also products that can meet the expansive requirements and demanding service-levels of today’s critical business applications. To better meet these requirements, NetApp has partnerships with key industry leaders such as IBM Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”), SAP Corporation (“SAP”), Symantec Corporation (“Symantec”), and VMware, Inc. (“VMware”), with whom we work closely to ensure our integrated solutions work well together.

NetApp was founded in 1992 with the goal of simplifying data management. We shipped the world’s first network storage appliance a year later. Since then, we have brought to market many significant advancements in storage and data management, and we have introduced technologies to increase the efficiency and reliability of enterprise storage systems. These are the result of applied innovation — solutions specifically designed to help customers quickly adapt and respond to change. The company has grown to over 6,600 employees. To date, thousands of customers in 138 countries around the world have deployed more than 94,000 NetApp systems.

The NetApp approach to delivering value to our customers is unique. Our unified architecture offers unparalleled scalability and flexibility. It also employs a single set of software and processes across all attachment types and tiers of storage, increasing the efficiency of our customers’ people, systems, processes, and business.

From the quality and reliability of the products we ship, to the support and services we provide, to our financial interactions, to the way we manage customer accounts, we strive to go beyond “customer satisfaction” to help our customers succeed in their businesses. We measure our success by our customers’ success, and we work to form long-lasting partnerships with our customers and partners, built on the principles of trust and integrity.

NetApp endeavors to provide the lowest total cost of ownership (“TCO”) by offering a broad portfolio of solutions that:

•	Reduce cost and complexity. We work to increase the overall efficiency of our customers’ systems by maximizing the utilization of their storage and data management systems. Not only do we simplify the management of systems to lower personnel costs, we also help ensure the nonstop availability of our customers’ critical business data to reduce or eliminate the business costs associated with outages and unavailability.

•	Minimize risk. NetApp offers highly available solutions that minimize risks associated with data stewardship. Our solutions protect against data loss or corruption and unauthorized access or data theft. They also help ensure infrastructure availability even in the event of a natural disaster while enabling regulatory compliance and legal discovery.

•	Enable change. NetApp systems offer unmatched architectural simplicity that delivers scalability and flexibility to our customers. This adaptability helps our customers respond nimbly to changes in business direction, competitive pressure, new business opportunity, and growth. NetApp helps customers stay in control by preserving flexibility and the ability to scale quickly.

Customer Challenges

Network Appliancetm enterprise data management solutions address several major information technology (“IT”) challenges that plague today’s corporations.

•	Explosive data growth. Managing the continued growth in data volume is one of the most critical challenges enterprises face today. By some estimates, the amount of data corporations are required to keep is doubling annually. Network Appliance specializes in storage consolidation solutions that allow customers to manage this explosive growth, while lowering their costs. Centralized management of pooled storage capability frees up valuable infrastructure and staff resources to improve enterprise productivity, performance, and profitability.

•	Doing more with less. Many of the costs that drive up the total cost of data management are associated with such data center operations as data backup and recovery, hardware and software upgrade and maintenance arrangements, performance management, and resource allocation. By providing solutions based on a common architectural platform, along with the ability to flexibly and dynamically reprovision storage resources in real time, Network Appliance delivers solutions with unmatched efficiency and utilization. This means that our customers can do more while buying less.

•	Scaling the infrastructure. As enterprises grow, customers are challenged to quickly adapt their infrastructures to meet corporate needs. A flexible, scalable, unified storage platform allows Network Appliance to deliver systems that economically accommodate growth and dramatically reduce the administrative overhead associated with provisioning and configuration changes. Today’s corporations must also provide timely information to offices around the globe. NetApp solutions help enterprises increase data access throughout their organizations by quickly replicating and relaying information between many locations while fully protecting the data.

•	Around-the-clock access. All companies need to avoid costly downtime whether a result of planned maintenance, a localized disruption, or catastrophic disaster. In today’s information-driven world, every second of downtime is costly and hours of downtime can be catastrophic. Working in tandem with existing network infrastructures, NetApp storage appliances and data management software enable customers to implement fast, robust replication and recovery solutions within the bounds of their IT budgets.

•	Regulatory compliance. Regulatory compliance is a growing concern for every industry on a global basis. NetApp offers compliance and security solutions that reduce business risk by addressing government and industry regulations while satisfying the need for data permanence, security, and confidentiality. By utilizing open industry-standard solutions and best-in-class partners, NetApp regulatory compliance solutions improve access to information transparently and seamlessly.

•	Electronic data discovery. Electronic discovery (or e-discovery) is a standard requirement for today’s litigation process. NetApp information management solutions enable data discovery to mitigate litigation and compliance risks and to facilitate informed decision making. Our industry-leading information classification and management capabilities give organizations unmatched visibility and control of unstructured data across the enterprise.

•	Security of corporate and personal data. With increasing amounts of personal customer data, companies assume great potential risk for their customers, their businesses, and their reputations. NetApp data encryption appliances provide the highest level of security available and can be seamlessly added to existing data infrastructures as required.

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

Data ONTAP and Key Core Systems Software

NetApp FAS and V-Series storage solutions are all based on Data ONTAP, a highly optimized, scalable, and flexible operating system that uniquely supports any mix of SAN, NAS, and IP SAN (“iSCSI”) environments concurrently. Data ONTAP software integrates seamlessly into UNIX, Windows, and Web environments. The Data ONTAP operating system provides the foundation to build storage infrastructure and an enterprise-wide data fabric for mission-critical business applications, while lowering the TCO and complexity typically associated with the management of large-scale enterprise storage infrastructures.

Data ONTAP includes the patented NetApp WAFL® (Write Anywhere File Layout) file management system and the resiliency offered by RAID-DPtm (RAID Double Parity), a unique double-parity software RAID architecture. Data ONTAP supports all of the major industry-standard protocols’ storage, as well as our complete suite of data management, data replication, and data protection software products.

The Data ONTAP operating system includes two standard features, FlexVoltm and FlexSharetm, which improve the effectiveness of consolidation. FlexVol creates volumes that can be readily expanded or contracted while reducing the need for spare capacity. FlexShare enables the consolidation and prioritization of disparate workloads by ensuring that critical workloads get fast response.

The operating system also includes integrated secure access capabilities and FilerView®, a Web-based element manager. Snapshot technology, included as part of the base system, enables 256 virtual online backups and provides rapid access to previous versions of data, without requiring complete separate copies. Snapshot technology also eliminates the need to recover data from a tape archive in the event of a disaster or user error. In addition, SecureShare® is a multiprotocol lock management facility that is integrated into the Data ONTAP microkernel. The cross-protocol locking mechanism in SecureShare ensures heterogeneous data sharing without compromising security, data integrity, or performance.

Data ONTAP GX is our high-performance operating system, to support fully integrated, multinode systems. Data ONTAP GX systems are optimized to meet the extreme performance requirements of high-performance computing applications running on large Linux® and UNIX clusters, while delivering unmatched management simplicity and reliability. With Data ONTAP GX, multiple NetApp storage systems can be managed as a single entity under a global namespace. This enables all members of an application server cluster to access data stored across all of the FAS systems by using a single access point, eliminating the traditional complexities of mapping application servers to storage systems. This scale-out architecture is capable of achieving higher levels of aggregate system performance, because data volumes can span multiple storage nodes. Additionally, Data ONTAP GX provides the ability to dynamically add storage resources and transparently redistribute data without any disruption to client systems. The result is a storage system that combines the advantages of management simplicity with scalable performance and capacity. NetApp is in the process of merging the features of Data ONTAP 7G with Data ONTAP GX.

Data Management Software

Network Appliance products are in use today in some of the largest data centers in the world. These environments require enterprise-class management tools. NetApp provides key management tools to increase productivity and simplify data management. Such tools include FlexVol, FlexClone®, FlexSharetm, FlexCache and MultiStore®.

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

FlexShare

FlexShare, introduced in fiscal year 2007 and included in Data ONTAP, directs the way storage system resources are used to deliver an appropriate level of service for each application. With FlexShare, you can host multiple workloads on a single NetApp system and assign individual priorities to each. FlexShare gives storage administrators the ability to leverage existing infrastructure and increase processing utilization without sacrificing the performance allocated to business-critical tasks. Using FlexShare, administrators can confidently consolidate disparate applications, prioritize specific data sets, and dynamically adjust priorities if business needs change.

FlexCache

FlexCache technology allows the creation of read-writeable replicas of volumes by creating caching volumes on multiple storage controllers. FlexCache technology is used by top enterprise customers in compute farm environments to scale Network File System (“NFS”) read I/O operations per second by surrounding volumes with multiple storage controllers. FlexCache technology is also used in distributed environments to improve user productivity by providing locally cached access to remote volumes over NFS.

MultiStore

NetApp MultiStore software lets you quickly and easily create completely separate logical partitions in storage systems and network storage resources. Each virtual storage partition maintains absolute separation from every other storage partition. The result is that different enterprise departments sharing the same storage resources cannot access or in any way find other partitions. MultiStore assures that no information on any virtual partition can be viewed, used, or downloaded by unauthorized users.

Fabric-Attached Storage (“FAS”) Family

The NetApp family of modular, scalable, highly available, unified networked storage systems provides seamless access to a full range of enterprise data for users on a variety of platforms. The FAS6000, FAS900, FAS3000, and FAS200 series of fabric-attached storage enterprise systems are designed to consolidate UNIX®, Windows®, network-attached storage (“NAS”), Fibre Channel (“FC”), Internet Small Computer Systems Interface (“iSCSI”), storage area network (“SAN”), and Web data in central locations running over the standard connection types: Gigabit Ethernet (“GbE”), Fibre Channel, and parallel SCSI (for backup). The NetApp design optimizes and consolidates high-performance data access for individuals in multiuser environments as well as for application servers and server clusters with dedicated access. All FAS systems run the highly efficient Data ONTAP® microkernel operating system.

•	FAS6000 series enterprise storage systems. The FAS6000 series is the flagship of the FAS product line, delivering the performance, scalability, and resiliency required to consolidate data for the largest application environments. FAS6000 systems provide consistent high performance, whether handling the aggregated workloads of many servers or serving a single, high-capacity application, making them superb storage solutions for business applications, online transaction processing, databases, and large-scale e-mail, as well as for a variety of technical applications such as electronics and aerospace design, seismic processing, and computer graphics imaging. The FAS6000 series scales to over 1,000 disk drives and 504 terabytes (“TB”) of capacity, with support for tiered storage using FC and Serial ATA (“SATA”) disk drives. Input/output (“I/O”) connectivity scales up to 56 FC ports or 56 Ethernet ports (or a combination of the two), including support for both 4Gb FC SAN and 10 Gigabit Ethernet.

When installed with the NearStore software bundle, the FAS6000 systems are optimized for secondary disk operations (data protection and retention) and are flexible disk-based near-line storage systems that combine the powerful Data ONTAP operating system with economical, high-capacity disk drives providing the performance, reliability, and flexibility of disk storage at near-tape storage costs.

•	FAS900 series enterprise storage systems. The FAS900 series provides performance, scalability, and resiliency to address the challenging storage needs of large corporate data centers and technical applications. The high-end FAS980 system scales to 100 TB and can be deployed for performance-intensive applications.

•	FAS3000 series enterprise storage systems. The FAS3000 series addresses the core requirements of the midrange enterprise storage market, delivering a superb blend of price, performance, and scalability along with an exceptional storage value for database applications, e-mail, and large-scale file sharing. The compact, modular design delivers integrated FC SAN, IP SAN (“iSCSI”), and NAS storage with scalability to over 500 disk drives and 252 TB of capacity. The FAS3000 series supports both FC and SATA disk drives for tiered storage. The FAS3000 systems, when deployed with NearStore, are also optimized for secondary disk operations (data protection and retention). FAS3000 systems support as many as 32 FC ports or 32 Ethernet ports (or a combination of the two), including support for both 4Gb FC and 10 Gigabit Ethernet.

•	FAS200 series enterprise storage systems. The FAS200 series provides departmental and remote office storage for distributed enterprise deployment and is an ideal system for primary storage in small and medium-sized enterprises. FAS200 systems offer the same integrated block- and file-level data access and data protection capabilities as the FAS6000 and FAS3000 series, packaged to meet the needs of smaller installations. The FAS270 scales to 56 disk drives and 16TB, and the FAS250 squeezes up to 4TB in a single 3U enclosure. Both are easily upgraded to larger FAS systems.

V-Series Family

NetApp V-Series is a network-based solution that consolidates storage arrays from different suppliers behind the NetApp data management interface, enabling unified SAN and NAS file access to data stored in Fibre Channel SAN storage arrays. Many enterprises have made significant investments in multiple storage architectures to support a variety of different application requirements. This approach often results in inefficient, fractionalized islands of underutilized storage that can be difficult to manage and costly to scale. With V-Series customers will be able to:

•	Transform existing heterogeneous multivendor storage systems into a single storage pool

•	Simplify storage provisioning and management with Data ONTAP thin provisioning

•	Dramatically lower backup time, space, and cost with Data ONTAP Snapshottm copies

•	Increase storage utilization and improve performance and TCO with FlexVol® technology

•	Use comprehensive, simple-to-use Snapshot data protection solutions

The V-Series family includes V3000 and V6000 models and supports storage arrays from EMC Corporation (“EMC”), IBM, Hewlett-Packard (“HP”), Hitachi Data Systems (“HDS”), and Fujitsu.

Data Protection Software Products

Network Appliance offers comprehensive business continuance and disk backup solutions for enterprise customer environments.

MetroCluster, SnapMirror®, SyncMirror®, and SnapRestore® products provide the most appropriate level of data availability and cost of protection matched to the recovery point objectives (“RPOs”) and recovery time objectives (“RTOs”) of customer environments. SnapMirror supports fully synchronous, near-synchronous, and asynchronous remote replication for easy setup, management, and quick recovery. SyncMirror, in conjunction with other NetApp technologies such as RAID-DP, provides the highest level of local data availability to allow NetApp storage systems to continue delivering data after as many as five simultaneous physical disk component failures. MetroCluster enables a highly available campus or metropolitan business continuance solution, minimizing downtime through automatic site failover. SnapRestore greatly minimizes recovery time in the event of a data corruption or loss by allowing rapid restoration of a volume from an earlier point in time using Snapshot technology.

SnapVault®, Open Systems SnapVault (“OSSV”), and SnapVault for NetBackup products provide network- and storage-optimized disk-to-disk backup solutions. With the ability to transmit only the changes from one backup to the next and eliminate duplicates in storage, NetApp disk-to-disk products offer very cost-effective solutions to help customers with shrinking backup windows, rapid recovery objectives, and remote office backup challenges. In conjunction with other products such as FlexClone and LockVaulttm, customers can significantly enhance the value of their backup investment by utilizing the backups for other uses such as test and development, compliant retention, and business intelligence.

Data Protection Platform Products

In recent years, enterprises have centralized terabytes of data into networked storage environments to achieve lower costs, higher utilization, and simplified management. However, geopolitical events such as September 11, 2001; natural disasters such as the Hurricane Katrina disaster; government regulations such as Securities and Exchange Commission’s (“SEC”) Rule 17a-4; banking regulations such as Basel II; increased privacy concerns such as thefts of laptops with sensitive data; and industry guidelines such as PCI (Payment Card Industry standard put forth by Visa and MasterCard) have all put a spotlight on the need to protect and retain data for both the public and private sectors. Consolidation, coupled with a higher probability of disasters, has created a heightened sensitivity to the impact of data loss and its disruptive impact on the business. At the same time, compliance and privacy concerns are requiring enterprises to retain data for long periods of time, as well as to secure data at rest.

Data protection and retention have become critical IT priorities, requiring cost-effective storage solutions that can help the enterprise protect itself from catastrophic business disruption at an affordable cost. NetApp offers a comprehensive set of hardware and software solutions, including cost-effective SATA-based storage with built-in data reduction capabilities, disk-to-disk backup solutions, a family of replication and business continuance solutions, compliance and security solutions, and tools to manage this information ecosystem.

Data Retention and Archive Software Products

To meet growing regulatory compliance demands faced by most enterprises, Network Appliance offers a comprehensive suite of products to ensure data permanence, accessibility, and privacy across the variety of different regulations such as the Sarbanes-Oxley Act, 21 CFR Part 11, SEC Rule 17a-4, and HIPAA. Immutable, cost-effective, resilient, and reliable storage architectures can be created utilizing the SnapLock® products in conjunction with NetApp NearStore platforms. The Information Server 1200 products provide advanced capabilities for both the initial classification and subsequent e-discovery requirements. Our DataFort® product adds security and privacy by encrypting data, while still allowing the capability to search the compliant data for legal discovery purposes if the need arises.

A significant demand is being created for disk-based digital content storage in applications such as medical images (“PACS”), video surveillance, interactive voice records, and Web multimedia content. The NetApp NearStore storage platforms offer highly scalable, cost-effective platforms for these applications. The NetApp platforms, based on open standards-based protocols, are easily integrated into the embedded solution vendor’s (“ESV”) overall solution for these applications. Search, indexing, and classification capabilities of the Information Server 1200 product provide an easy way to access the relevant content in these massive data repositories, as well as meet the electronic discovery needs for our customers.

NearStore

The NetApp NearStore family of products represents SATA-based storage platforms optimized for data protection and retention applications. The NetApp NearStore system bridges the gap between primary storage and offline storage by providing much faster data access than offline storage at a cost much lower than primary storage. This makes NearStore ideal for data protection and retention applications such as disk-to-disk backup, business continuance, archival, compliant retention, and digital content storage.

The NearStore family consists of the R200 platform, the NearStore Virtual Tape Library (“VTL”) platforms, and the FAS platforms with SATA drives and NearStore personality licenses. The R200 is a SATA-only platform based on Data ONTAP and is available in capacities up to 168TB. The NearStore VTL is a disk-to-disk backup appliance that appears like a tape library to a backup software application but provides the superior speed and reliability of disk technologies for any heterogeneous primary storage environment. NetApp has also expanded the capabilities of its entire FAS platform line for near-line uses through a NearStore personality license that optimizes the system for data protection and retention workloads.

Virtual Tape Library

The NetApp NearStore VTL solution is a high-performance, easily managed system that significantly improves backup service levels and cost for traditional data center tape backup infrastructures. NearStore VTL ranges in capacity from 7TB to 336TB and is based on NetApp system software optimized for the rapid sequential data throughputs seen in data center backup environments that use traditional backup applications such as Symantec® NetBackuptm and Tivoli Storage Manager.

NearStore VTL delivers value to backup customers in two fundamental ways: (1) it provides a far more reliable and high-performance storage target to backup applications than that provided by physical tape drives and libraries, thus enabling more backups to be done in less time; and (2) when backup data is moved directly from the NearStore VTL to physical tape drives and libraries, the NearStore VTL streams the data at a rate that provides for highly efficient utilization of customers’ existing tape infrastructure. The net benefits to the customer are that backup service levels improve substantially and expenditure on tape infrastructure is slowed.

Key differentiators of the NearStore VTL versus other VTL competition are its hardware-accelerated compression and tape smart sizing capabilities. Hardware-accelerated compression enables NearStore VTL to compress backup data onto disk at very high sequential throughput rates (up to 1900MB/sec in the most high-end NetApp VTL solution), thus enabling large amounts of customer data to be backed up in short amounts of time while using VTL disk very efficiently. Tape smart sizing enables physical tape utilization that is far more efficient than is possible with other VTLs that directly create physical tapes.

Storage Security Products

Security has become a critical element of data management, and NetApp has taken a leading role in driving security innovation. Our DataFort storage security appliances provide a unified platform for enterprise-wide security, including heterogeneous NAS, IP SAN, FC SAN, and tape backup environments. The platform combines wire-speed encryption, access controls, authentication, and automated key management to provide strong security for data at rest.

NetApp works closely with many of the major storage and networking vendors, including Brocade Communication Systems, Inc.; Cisco Systems, Inc.; EMC and its RSA business unit; HP; IBM; Quantum Corporation; Sun Microsystems, Inc.; and Symantec to offer joint solutions and provide ongoing interoperability testing.

Storage Management and Application Software

Our Network Appliance management software family of products provides comprehensive storage and data management tools to simplify IT administration and enhance flexibility and productivity. NetApp delivers our own differentiated products and collaborates with industry open standards and interfaces to deliver this value to our customers.

NetApp has four suites of products targeted to different IT administrative roles:

Storage Suite

•	Operations Manager, formerly known as DataFabric® Manager (“DFM”), provides comprehensive storage and infrastructure management for storage administrators.

•	File Storage Resource Manager provides file-based storage utilization reporting and analysis.

•	Command Central storage provides a centralized operational console for delivering storage management services in large-scale, heterogeneous, SAN environments.

Data Suite

•	Protection Managertm is intuitive and innovative backup and replication management software for NetApp disk-based data protection environments. Protection Manager delivers greater assurance of data protection and higher productivity by providing policy-based management, including automated data protection setup.

•	VFM® (Virtual File Managertm) Migration Edition (“VFM-ME”) is a migration product for file data. It includes simplified namespace management and facilitates customers ability to migrate data nondisruptively from other storage to NetApp storage.

•	Virtual File Manager Enterprise Edition (“VFM-EE”) is a comprehensive and integrated solution that provides nondisruptive storage consolidation, remote office data management, disaster recovery, and data lifecycle management for file data through policy-based management leveraging a global namespace.

Server Suite

•	SnapDrive® products provide integrated data management for Windows and UNIX environments. System administrators can provision storage faster and manage all of the server volume and file system dependencies.

•	ApplianceWatchtm products simplify management of NetApp systems within third-party system management consoles such as Tivoli, Openview, and Microsoft® Operations Manager (“MOM”).

Application Suite

•	Using SnapManager® products for SQL Server, SnapManager for Oracle®, SnapManager for Exchange and SnapManager for SAP, application administrators and database administrators (“DBAs”) can enhance the performance of these applications as well as manage their own data with application-consistent Snapshot copies, data protection and disaster recovery management, and application cloning.

Industry Collaboration with Open Standards and Interfaces

•	NetApp actively participates in various industry standards organizations such as SNIA, Aperi, and Open Grid Forum and supports open standards such as SMI-S, SNMP, and NDMP that simplify and scale industry collaboration and thus deliver a broader set of storage and data management solutions to our customers.

•	NetApp delivers open interfaces for industry collaboration via the Advantage Developer Program. Over 200 participating companies, both vendors and customers, utilize these interfaces to deliver value-added solutions to our customers utilizing NetApp technologies.

StoreVaulttm

StoreVault is an Enterprise-proven ONTAP technology developed to focused on serving small to medium-sized businesses (“SMBs”). The product is exclusively sold through value added resellers (“VAR”) in the U.S. and has garnered several accolades for its industry-leading ease of use and simplicity. StoreVault is the only packaging of advanced enterprise storage technologies that has been simplified and made available for SMB use. To serve this high-volume, low-cost market, StoreVault has innovated on multiple dimensions, including product, manufacturing, support and distribution. It is currently in the channel expansion phase.

Content Delivery (NetCache®)

In order to focus resources on core storage and data management solutions, NetApp sold the NetCache assets during the year. NetCache solutions required technology investments that were not synergistic with our storage investments, as its internet access and security (“IAS”) and wide area network (“WAN”) optimization offerings were sold to different buyers within enterprise customers. For the long-term success of our customers, employees, and overall business, on September 11, 2006, NetApp completed the sale of NetCache business assets to Blue Coat Systems, Inc.

Solutions-Based Approach

Network Appliance turnkey solutions, which include hardware, software, service, and financing components, enable our customers to simplify their storage management, leverage their existing infrastructure, and increase their return on investment. The solutions include:

•	Business applications. Major corporations and government agencies rely on NetApp solutions for storage and data management of their mission-critical applications and databases. Thousands of organizations around the world choose NetApp storage systems to support key applications from IBM, Microsoft, Oracle, SAP, SAS, Sybase, and many other companies. Oracle, SAP, and SAS all use NetApp extensively products to develop the software that they sell.

•	Technical applications. Network Appliance is a leading storage supplier for key technical applications in energy exploration, semiconductors, software development, and the aerospace, automotive, and entertainment industries. NetApp storage systems provide fast and simultaneous data access for Windows, UNIX, and Linux operating systems and unparalleled simplicity in storage provisioning and scaling.

NetApp has strong application-level solutions with key partners, including Cadence Design Systems, Inc.; Dassault Systemes; ESRI; IBM Corp./Rational; Landmark Graphics; Synopsys, Inc.; and UGS Corp./PLM, assuring high performance, data availability, and ease of use. The combination of solutions and partners enables customers in these industries to accelerate product development and data analysis, facilitate collaboration, and reduce operational costs.

•	Enterprise file services. Network Appliance enables enterprises to effectively consolidate and simplify data management of their business-critical applications in their Windows and UNIX environments. Data ONTAP provides a dynamic virtualization engine, which allows storage to be easily provisioned on the fly without significant administrative intervention. With data management functions that are tailored for individual application data sets, Data ONTAP provides IT administrators with tools to easily accommodate rapidly increasing enterprise storage demands. Optimized storage utilization can be achieved using the Network Appliance industry-leading multiprotocol capabilities.

The net effects are lower storage management costs and significant time savings, because storage is intelligently configured and reconfigured nondisruptively, even during production hours. Network Appliance enterprise file services solutions free up valuable organizational infrastructure and staff resources, increasing productivity, performance, and profitability.

•	Enterprise data center infrastructure. With its modular fabric-attached storage systems and advanced Data ONTAP operating system, NetApp ensures scalability and high availability for the largest applications and consolidations. The advanced storage virtualization and data protection capabilities in Data ONTAP 7G provide solutions that simplify the myriad challenges of data management within the enterprise data center while enabling information managers to dynamically position information assets to best serve an organization’s strategic goals. Innovative NetApp solutions enable today’s IT manager to architect and deploy an integrated yet flexible information management framework designed to protect against future business-and technology-related disruptions, providing immediate enterprise return on investment (“ROI”) and according to a Mercer Consulting Study, the lowest TCO.

•	Data protection. Geopolitical events and natural disasters, coupled with the increasingly around-the-clock operation of most enterprises, have made data protection a critical storage infrastructure requirement. Network Appliance offers comprehensive business continuance and disk backup solutions for every requirement in any environment. NetApp disk backup solutions can dramatically reduce the cost and complexity of backup and recovery of data stored on any storage device in data centers and remote offices. NetApp reduces the cost of backup and recovery using deduplication, incremental change transmission, and compression technologies to dramatically shrink backup windows and reduce secondary storage requirements. Integration with leading software vendors such as Symantec helps customers effectively manage the complexity of the backup process. Our suite of highly available synchronous, semi-synchronous, and asynchronous application-integrated replication solutions helps our customers tailor the most appropriate and cost-effective solution for their business continuance requirements. The built-in simplicity and cost-effectiveness of our solutions help customers implement a comprehensive business continuance plan and recover rapidly from downtime caused by user errors, system failures, operational outages, natural disasters, or geopolitical risks.

•	Data retention and archive. Growing regulatory data retention requirements for compliance purposes, coupled with an increasing usage of disk-based solutions for digital content retention for data such as medical images, video surveillance, and interactive voice records, are placing a tremendous requirement on enterprises for storing large amounts of data for increasingly longer time periods in a cost-effective, scalable, and secure manner. Network Appliance offers open standards — based solutions for long-term data retention for regulatory compliance and digital content storage. Our industry-leading, cost-effective storage platforms are based on ATA disk technology; WORM (write once, read many) retention solutions compliant with all regulations such as 21 CFR Part 11, SEC Rule 17a-4, and HIPAA; e-discovery classification; indexing and search solutions; and a large ecosystem of application partners based on open protocols and standards-based application programming interfaces (“APIs”). Our customers are able to architect a cost-effective, scalable, unified storage infrastructure for all their regulatory compliance and digital content retention needs.

Total Customer Experience

At Network Appliance, we believe in offering complete solutions to help customers effectively streamline operations. We strive to provide customers with the best experience in the industry with every interaction they have with NetApp products, services, and people. In addition to providing global service and support and offering flexible financing solutions, we work to simplify customer environments whenever possible by utilizing open standards, driving industry collaboration, and partnering with other industry leaders. Using the right combination of products, technologies, and partners, NetApp helps solve customer business challenges while maximizing their return on investment.

•	Open standards and industry collaboration. NetApp helps ensure rapid application deployment and smooth integration into customers’ existing infrastructures by utilizing and supporting open standards. Network Appliance participates in and leads many industry initiatives and organizations, such as the Storage Networking Industry Association (“SNIA”), the Fibre Channel Industry Association (“FCIA”), the Open Grid Forum (“OGF”), the Eclipse/Aperi Open SRM initiative, the Linux Foundation, the International Committee for Information Technology Standards (“INCITS”), the Institute of Electrical and Electronics Engineers (“IEEE”), and the Internet Engineering Task Force (“IETF”), that have defined standards that are widely deployed today. Standards that Network Appliance has helped advance include the Network File System (“NFS”) protocol for file access in UNIX and Linux environments, the Common Internet File System (“CIFS”) protocol for file access in Windows environments, the Network Data Management Protocol (“NDMP”) for simplifying backup of networked storage, the Internet Content Adaptation Protocol (“ICAP”) for content adaptation in Web environments, and the iSCSI protocol for building block-based storage area networks using widely deployed Ethernet infrastructures. NetApp also actively works with Microsoft on advancing Microsoft standards, including CIFS, Virtual Disk Interface (“VDI”), and Virtual Disk Service (“VDS”), and is a Microsoft Communication Protocol Program licensee. We plan to continue to participate in driving emerging standards.

•	Business application integration and partnerships. A goal of Network Appliance is to deliver complete network storage solutions to customers. Our partners are vital to our success in this area, and we have significant partner relationships with database and business application companies, including IBM, Microsoft, Oracle, and SAP. These application partnerships enhance our ability to reduce implementation times, increase application availability, and provide the highest level of solution support to customers. Technology and infrastructure solution partners enable seamless integration into customers’ existing environments, resulting in lower costs and more rapid deployment. Our infrastructure partner list includes AMD, Bakbone, Brocade, Cisco Systems, CommVault, Computer Associates, Egenera, Fujitsu Siemens Computers, HP Openview and Storage Essentials, IBM Tivoli, Intel, IronMountain, Juniper Networks, McAfee, Novell/SuSE, Red Hat, Secure Computing, Spectra Logic, Symantec, Syncsort, TekTools, Trend Micro, and VMware. NetApp also has strong application-level solutions with key partners enabling customers to accelerate product development and data analysis, facilitate collaboration, and reduce operation costs. Our application partner lists includes Cadence Design Systems, Inc.; Dassault Systemes; ESRI; IBM Corp./Rational; Landmark Graphics; Synopsys, Inc.; and UGS Corp./PLM, assuring high performance, data availability, and ease of use.

•	Professional Services and Global Support. Network Appliance customers demand high availability and reliability of their storage infrastructure to ensure the successful, ongoing operation of their businesses. NetApp Global Services (“NGS”) is designed with this in mind. We provide professional services, support solutions, and customer education and training to help customers manage their data. The professional services and support solutions we offer resolve customer business problems, save money, help customers keep their business up and running continuously, comply with regulations and policies, and improve their overall operational results. We utilize a global, integrated model to provide consistent service delivery and global support during every phase of the customer engagement, including assessment and analysis, planning, design, installation, implementation, integration, optimization, ongoing support, and remote management and monitoring. Services and support often involve phased rollouts, technology transitions and migrations, and other long-term engagements. Network Appliance delivers a comprehensive range of consulting services leveraging our global expertise in architecture and design, project management, solution implementation and analysis, network integration, training, best practices, standard operating procedures, specialized deployment, and ongoing optimization as well as a robust set of support services, which include e-support, remote management and monitoring, and phone and in-person support. All of our Professional Services and global support offerings serve to lower the cost and minimize the risk of storing and managing data.

•	Network Appliance Financial Solutions (“NAFS”). NAFS, the customer finance group for Network Appliance, offers a variety of standard and tailored financial products to help customers acquire NetApp solutions. NAFS offers financial programs in the U.S., Canada, Europe, and Asia Pacific. Our financial product offerings are designed to help enhance our customers’ ROI and reduce their TCO by providing competitive rates; matching budgetary or cash flow requirements by spreading the payments out over time; providing technology refresh options within the initial term; and financing the entire solution, including hardware, software, and services.

Markets and Distribution Channels

Markets

NetApp markets products globally in over 138 counties. Our diversified customer base represents a number of large segments and vertical markets. We focus primarily on the enterprise data management and storage solutions markets, offering an array of products from our ultra high-end products designed for large enterprise customers to our low-end products designed for small to medium-sized businesses (“SMBs”). We have also expanded into the virtual tape library and data encryption markets, bringing us into parts of the data center we have not competed in before. With our next-generation operating system, Data ONTAP GX, we offer a storage grid architecture to high-performance computing environments.

Distribution

NetApp employs a multichannel distribution strategy, selling products and services to end users through a direct sales force, value-added resellers, system integrators, original equipment manufacturers (“OEMs”), and distributors. In North America, Europe, and Australia, we employ a mix of resellers and direct sales channels to sell to end users. In Asia, Africa, and South America, our products are primarily sold through resellers, which are supported by channel sales representatives and technical support personnel. No single customer or distributor accounted for 10% or more of net sales in fiscal 2007, 2006, or 2005.

The NetApp and IBM OEM agreement formed in fiscal year 2005 allows IBM to sell IBM-branded solutions based on Network Appliance unified and open network-attached storage and iSCSI/IP SAN solutions, including NearStore and the NetApp V-Series systems, as well as associated software offerings.

NetApp Global Services

NetApp Global Services brings a valuable mix of data center management and storage expertise combined with a strategic business focus to give customers a full range of professional services designed to provide our customers with comprehensive, enduring storage solutions. From assessment, design and implementation, custom consulting, and ongoing storage management, our Professional Services team provides the expertise our customers require to more efficiently manage their storage environments and the people and processes that support them.

Our Global Support Services organization supports our hardware and software offerings at worldwide customer sites 24 hours a day, 365 days a year.

NetApp Global Services offers NetApp customers the following professional services and support services:

Global Support offers unprecedented flexibility, allowing enterprise customers the ability to create an integrated support strategy that encompasses everything from corporate data centers to remote offices. Outstanding support services are essential to the success of enterprise IT operations. Potential problems must be anticipated and prevented to ensure the highest possible data availability and operational efficiency. The Network Appliance Global Support portfolio features sophisticated monitoring and diagnostic tools plus regular system availability audits of installed equipment to help anticipate problems before they affect availability.

Professional Services is designed to address the complex storage needs our customers experience as a result of rapid growth or change in their organizational, end-customer, and technological requirements. Business continuity, data security, and improving the efficiency of access and management for ever-expanding volumes of business-critical and mission-critical data are requirements. New solutions must integrate seamlessly with existing applications, servers, and storage to maximize asset utilization and preserve existing investments.

Benefits from using NetApp Global Services include:

•	Risk avoidance. Ensuring a seamless transition to new technologies through world-class domain expertise coupled with active project management and training.

•	Cost reduction. Extracting maximum value from existing IT investments through better resource allocation and improved day-to-day storage management without sacrificing readiness for the future.

•	Improved performance. Enhanced storage service quality, resource utilization, and ease of administration.

•	Accelerated time to deployment. Speeding up production implementation and deriving benefit from IT investments more quickly and without adverse impact on an organization’s productivity.

•	Ensuring scalability and readiness for the future. Enabling future growth by implementing best-practice policies and processes, which can also improve performance while lowering TCO.

We intend to continue to enhance our service offerings in this segment with additional capabilities by adding new resources and expertise.

Manufacturing

We have manufacturing operations in insourced and outsourced locations in Sunnyvale, San Jose, and Fremont, California; Livingston, Scotland; Shanghai, China; Tao Yuan Shien, Taiwan; and Schiphol Airport, The Netherlands. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We multisource wherever possible to mitigate supply risk. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing redundancy. This manufacturing strategy minimizes capital investments and overhead expenditures and creates flexibility for rapid expansion. We were awarded the ISO 9001 certification on May 29, 1997; ISO 9001:2000 certification on December 3, 2003; and continue to be ISO 9001:2000 certified. We were awarded ISO 14001:2004 certification on January 6, 2006.

See “Risk Factors — We rely on a limited number of suppliers” and “Risk Factors — The loss of our contract manufacturers.”

Research and Development

We conduct research and development activities in various locations throughout the world. In fiscal 2007, 2006 and 2005, research and development expenses represented 13.7%, 12.2% and 11.0% of our total revenue, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities in the last three fiscal years are discussed below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

The research and development investment in fiscal year 2007 continued to emphasize innovation and enterprise solutions. The storage platform family has been expanded from entry-level solutions through highly scalable clusters. This is represented by the StoreVault S500 at the low end through the FAS3040, FAS3070, FAS6030 and FAS6070 at the high end. The S500, ideally suited for SMBs, can be configured with a minimum of 1TB of storage. The highly clusterable FAS family can exceed a breakthrough 6PB in capacity. NetApp continues to be unique in running a single storage appliance operating system, Data ONTAP, across the breadth of our product line.

With the introduction of Data ONTAP GX in June 2006, NetApp delivered its most scalable solutions to date. This system can satisfy the most demanding capacity and I/O requirements found in the high-performance computing and technical application markets. The outstanding performance of this system was demonstrated by its ability to exceed 1 million operations per seconds using the industry standard and audited SPEC benchmark. This is more than triple the performance of the highest previously reported SPEC results.

Our software portfolio has grown over the past year. New network and protocol capabilities have been delivered throughout the year. Examples include support for 10 Gigabit Ethernet, iSCSI boot, Microsoft Simple

SAN, and Microsoft multipathing support. We have introduced new versions of SnapManager for Oracle, SnapManager for Microsoft Exchange and SnapManager for SAP. Protection Manager is now available and brings a new level of simplicity to automated backup and replication for disk-to-disk recovery. We have also delivered the next-generation autosupport system that is well integrated with NetApp Global Support services.

The V-Series product line has gained traction this year. The V-Series brings the NetApp ease of use and powerful virtualization capabilities to an expanded set of third-party storage arrays that include EMC, IBM, HP, HDS, Fujitsu, and others. Also, in FY07 we added new platforms to the product offering, including the V3040, V3070, V6030, and V6070.

The NetApp DataFort FC1020 was recognized as the “Innovation of the Year” by PC Professional in 2006. The unique DataFort approach to encryption of data at rest, authentication, key management, and access control addresses the security requirements in demanding and regulated enterprise environments.

The NearStore VTL products experienced healthy growth throughout the year, especially among large enterprise customers, as several important new capabilities were added, including hardware-accelerated data compression, support for the ACSLS protocol required by many high-end tape libraries, and a doubling of both maximum system performance and storage capacity. The development of next-generation technologies such as deduplication is expected to further the adoption of NetApp disk-to-disk backup solutions as customers continue to repurpose and downsize their existing tape backup systems.

Our Topiotm acquisition allows for heterogeneous any-to-any data replication for disaster recovery, application support, and data migration. ReplicatorXtm enables IT organizations to replicate, recover, and protect data over any distance regardless of the source or target storage solution. Furthermore, due to ReplicatorX and Data ONTAP integration, it allows a broad set of potential customers to quickly and easily benefit from the powerful Data ONTAP capabilities such as FlexVol and FlexClone.

See “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance, our operating results could be materially adversely affected.”

Segment and Geographic Information

See Note 9 to the Consolidated Financials Statements accompanying this Annual Report on Form 10-K.

Customer Base

Our diversified customer base spans a number of large segments and vertical markets. Examples include:

•	Energy. Customers in the energy market have traditionally deployed our products to support their upstream seismic analysis, exploration and production, and downstream refining and distribution activities, where the simplicity of the appliance architecture and the ability to support massive amounts of data are critical. Our solutions help enable energy companies to meet their workflow optimization objectives, improve quality, reduce cycle times, and lower costs.

•	Financial services. New data-processing methodologies, shorter time frames for settlement transactions, and new demands for better knowledge management have required financial services firms to improve their data storage infrastructures. Network Appliance solutions for enterprise storage enable these financial institutions to effectively manage large amounts of data in a high-speed distributed infrastructure, enabling customers to leverage their existing technology investments and derive maximum value from their time-sensitive information.

•	Government. State and local government agencies, U.S. Federal and international governments are continually challenged with the critical tasks of effectively managing to the health and welfare of their domestic constituents, and as a result, represent the largest set of IT consumers in the world. Whether conducting civilian program operations or analyzing intelligence to assess criminal and military threats, governments rely on NetApp to provide highly secure and cost effective solutions.

•	High technology. Global technology enterprises, including semiconductor, systems, and software companies, are keenly focused on reducing infrastructure cost and improving time to market. Network Appliance solutions enable high-technology firms to achieve these goals by reducing TCO and providing highly reliable systems and fast data access, thereby reducing the time required for software builds and chip simulations.

•	Internet. Internet-focused businesses place considerable and often unpredictable demands on transaction-intensive, database-driven environments such as e-mail, World Wide Web (“WWW”), and electronic commerce (“e-commerce”). In a marketplace where retaining customer loyalty is paramount, Internet-focused businesses must have high performance and readily available data to ensure that their customers do not seek alternative providers. Scalable distributed architectures based on Network Appliance products improve data availability, scalability, and performance, while reducing TCO.

•	Life sciences and healthcare services. Pharmaceutical, bioresearch, genomic research, and clinical-care providers are focused on developing vital new drugs, improving quality of patient care, and increasing their returns on investment. Network Appliance solutions enable fast access, integration, and sharing of massive amounts of exponentially growing scientific and medical imaging data; reduced time to market; and improvements in operational efficiency.

•	Major manufacturing. Global manufacturing companies face intense competitive pressure to develop attractive new products, improve time to market, and optimize profitability. Network Appliance solutions enable these companies to simplify the management overhead associated with storing and protecting large amounts of ERP, engineering, and manufacturing product data, while ensuring that information can be easily and efficiently distributed to manufacturing and distribution sites around the world.

•	Media, entertainment, animation and video postproduction. Digital artists create and maintain large libraries of models, textures, and scene generation instructions that are exploited by Linux compute farms to create complex special effects for games, movies, and advertisements. Increasing desire for more dazzling, realistic effects places stringent performance and reliability demands on shared storage systems at the core of the production process. Our scalable storage configurations deliver the performance, reliability, and manageability that allow video and movie production customers to meet ever-increasing demands for more imaginative effects.

•	Telecommunications. Service providers in the telecommunications industry are faced with deregulation, globalization, increased competition, and often a substantial debt burden. As a result, they must control infrastructure costs while maintaining or improving services to existing customers and at the same time identifying and developing compelling new revenue streams in order to grow their business. Network Appliance products and solutions allow these providers to quickly and cost-effectively build the network storage infrastructure and content delivery networks required by the global telecommunications industry.

Seasonality

Our operating results have not been significantly affected by seasonality in the past. In the future, as we expand our presence internationally and into other vertical markets, we may experience more seasonality in the sale of our products. For example, sales to European customers tend to be weaker in the summer months and sales to the U.S. government are typically stronger in the third calendar quarter.

See “Risk Factors — Factors beyond our control could cause our quarterly results to fluctuate” and “Risk Factors — Risks inherent in our international operations could have a material adverse effect on our operating results accompanying this Annual Report on Form 10-K.”

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

Competition

The storage market is intensely competitive and is characterized by rapidly changing technology and rapidly changing business models.

In the storage market, our primary and near-line storage system products and our associated storage software portfolio compete primarily with storage system products and data management software from EMC, HDS, HP, IBM, and Sun Microsystems. We also see Dell, Inc. (“Dell”) as an emerging competitor in the storage marketplace, primarily due to the business partnership that has been established between Dell and EMC, allowing Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from companies including the Storage Systems Group of LSI Logic Corporation (“LSI Logic”). In the near-line storage market, which includes the disk-to-disk backup and regulated data storage segments, our NearStore appliances compete primarily against products from EMC and Sun Microsystems, as a result of their acquisition of StorageTek Technology Corporation. Our NearStore VTL appliances also compete directly with traditional tape backup solutions in the broader data backup/recovery space.

Additionally, a number of small, new companies are currently attempting to enter the storage systems and data management software markets, the near-line and VTL storage markets, and the storage security markets, some of which may become significant competitors in the future. We believe that the principal competitive factors affecting the storage and storage security markets include product benefits such as response time, reliability, data availability, scalability, ease of use, price, multiprotocol capabilities, professional services and customer service and support.

See “Risk Factors — An increase in competition could materially and adversely affect our operating results” and “Risk Factors — If we are unable to develop and introduce new products and respond to technological change, or if our new products do not achieve market acceptance.”

Proprietary Rights

We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our Network Appliance name and logo, Data ONTAP, DataFabric, FAServer®, FlexVol, FilerView, NearStore, NetApp, NetCache, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, SnapVault, WAFL, and others as trademarks in the U.S.. Other U.S. trademarks and some of the other U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued.

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

Employees

As of April 27, 2007, we had 6,635 employees. Of the total, 2,500 were in sales and marketing, 1,698 in research and development, 759 in finance and administration, and 1,678 in manufacturing and customer service operations. Our future performance depends in significant part on our key technical and senior management personnel, none of whom are bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of May 25, 2007, are as follows:

Name	Age	Position

Daniel J. Warmenhoven	56	Chief Executive Officer and Director
Thomas F. Mendoza	56	President
Thomas Georgens	47	Executive Vice President, Product Operations
Steven J. Gomo	55	Executive Vice President, Finance and Chief Financial Officer
Robert E. Salmon	46	Executive Vice President, Field Operations

Daniel J. Warmenhoven joined Network Appliance in October 1994 as president and chief executive officer, and has been a member of the Board of Directors since October 1994. In May 2000, he resigned the role of president and currently serves as chief executive officer and as a member of the Board of Directors of Network Appliance, Inc. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including president, chief executive officer, and chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications equipment company, from November 1989 to January 1994. Prior to Network Equipment Technologies, Mr. Warmenhoven held executive and managerial positions at Hewlett-Packard from 1985 to 1989 and IBM Corporation from 1972 to 1985. Mr. Warmenhoven is a Director of Aruba Networks, Inc. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

Thomas F. Mendoza joined Network Appliance in 1994 and has served as president since 2000. From 1994 to 2000, he served in various capacities including senior vice president, worldwide sales and marketing, senior vice president, worldwide sales and vice president, North American sales. Mr. Mendoza has more than 30 years of experience as a high-technology and has held executive positions at Auspex Systems, Inc. and Stratus Technologies, Inc. He holds a B.A. degree in economics from Notre Dame and is an alumnus of Stanford University’s Executive Business Program. In September 2000, the University of Notre Dame renamed their business school the Mendoza College of Business in honor of an endowment from Tom and his wife, Kathy.

Thomas Georgens joined Network Appliance in October 2005 and has served as the Company’s executive vice president of product operations since January 2007. From October 2005 to January 2007, he served as the Company’s executive vice president and general manager of enterprise storage systems. Prior to joining the Company, Mr. Georgens served in various capacities from 1996 to 2005, including president, chief executive officer, vice president and general manager and a director of LSI Logic. Mr. Georgens graduated from Rensselaer Polytechnic Institute with a B.S. and M.S. degrees in computer and systems engineering, and also holds an M.B.A. from Babson College.

Steven J. Gomo joined Network Appliance in August 2002 as senior vice president of finance and chief financial officer. He was appointed executive vice president of finance and chief financial officer in October 2004. Prior to joining the Company, he served as chief financial officer of Silicon Graphics, Inc., from February 1998 to August 2000, and most recently, chief financial officer for Gemplus International S.A., headquartered in Luxembourg from November 2000 to April 2002. Prior to February 1998, he worked at Hewlett-Packard Company for 24 years in various positions, including financial management, corporate finance, general management, and manufacturing. Mr. Gomo currently serves on the board of SanDisk Corporation. Mr. Gomo holds a M.B.A. from Santa Clara University and a B.S. degree in business administration from Oregon State University.

Robert E. Salmon joined Network Appliance in January 1994 and was appointed executive vice president, field operations in December 2005. Mr. Salmon has served as the Company’s executive vice president of worldwide sales since September 2004. From August 2003 to September 2004, Mr. Salmon served as the Company’s senior vice president of worldwide sales and from May 2000 to August 2003, Mr. Salmon served as the Company’s vice president of North American sales. Mr. Salmon joined the Company in 1994 after nearly ten years with Sun Microsystems and Data General Corporation. Mr. Salmon graduated from California State University, Chico with a B.S. degree in computer science.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 2 of this Annual Report on Form 10-K for additional discussion of these forward-looking statements. If any of the following risks actually occurs, our business, operating results, and financial condition could be materially adversely affected.

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

We derive a majority of our revenue in any given quarter from orders booked in the same quarter. Bookings typically follow intraquarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve bookings in the latter part of a quarter consistent with our quarterly financial targets, our financial results will be adversely impacted. If revenues do not meet our expectations, our operating profit may be negatively impacted because portions of our expenses are fixed and difficult to reduce in a short period of time. If our revenues are lower than expected, our fixed expenses could adversely affect our net income and cash flow until revenues increase or until such fixed expenses are reduced to a level commensurate with revenues.

For example, due to macroeconomic conditions and an IT spending slowdown in the U.S., our fourth quarter fiscal 2007 bookings were back-end loaded and finished lower than our forecast. In addition, in the last two weeks of the fourth quarter in fiscal 2007, we experienced a shift in the mix of our bookings towards more deferred elements. As a result, we did not build our normal levels of non-deferred backlog at the end of the fourth quarter, which will impact the first quarter of fiscal 2008. Without the benefit of normal backlog, we do not expect our usual level of growth in first quarter revenue, and as a result, our expense levels as a percentage of our revenue will be above our targeted business model. Given the lack of growth in our non-deferred backlog, we lowered our forecasts for the first quarter of fiscal 2008 in revenues, operating margins and earnings.

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

The market price for our common stock has experienced substantial volatility in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to:

•	Fluctuations in our operating results

•	Variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us

•	Changes in analysts’ recommendations or projections

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies

•	Economic developments in the storage and data management market as a whole

•	International conflicts and acts of terrorism

•	Announcements of new products, applications, or product enhancements by us or our competitors

•	Changes in our relationships with our suppliers, customers, and channel and strategic partners

•	General market conditions

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

Macroeconomic conditions and IT spending slowdown in the U.S as well as variations in our expected operating performance may continue to cause volatility in our stock price. We are unable to predict changes in general economic conditions and when global IT spending rates will be affected. Furthermore, if there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and stock price may continue to be adversely affected.

Our forecasts of our revenues and earnings outlook may be inaccurate and could materially and adversely impact our business or our planned results of operations.

Our revenues are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts varies from customer to customer, can be difficult to estimate and requires management judgment. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and materially adversely impact our business or our planned results of operations. In particular, a slowdown in IT spending or weak economic conditions or evolving technology generally can reduce the conversion rate in a particular quarter as our customers’ purchasing decisions are delayed, reduced in amount or cancelled. Moreover, even after contracts have been executed, extensive analysis is required before the timing of revenue recognition can be reliably determined; this delay reflects both the complexity of the revenue recognition rules applicable to software and the effect that the multiple element arrangements and other terms and conditions can have when these rules are applied.

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

As we enter into new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service, and support to effectively compete for these market opportunities. Further, provision of greater levels of services from us may result in a delay in the timing of revenue recognition.

An increase in competition could materially and adversely affect our operating results.

The storage markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and nearline storage system products and our associated storage software portfolio compete primarily with storage system products and data management software from EMC, HDS, HP, IBM, and Sun/StorageTek. We also see Dell, Inc. as a competitor in the storage marketplace, primarily through its business partnership with EMC, allowing Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from companies including LSI Logic. In the secondary storage market, which includes the disk-to-disk backup, compliance, and business continuity segments, our solutions compete primarily against products from EMC and Sun/StorageTek. Our NearStore VTL appliances also compete with traditional tape backup solutions in the broader data backup/recovery space. Additionally, a number of small, new, privately-held companies are currently attempting to enter the storage systems and data management software markets and the near-line and NearStore VTL storage markets, some of which may become significant competitors in the future.

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

We rely on a limited number of suppliers for components such as disk drives, computer boards, and microprocessors utilized in the assembly of our products. In recent years, rapid industry consolidation has led to fewer component suppliers, which could subject us to periodic supply constraints and price rigidity.

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

In addition, we license certain technology and software from third parties that are incorporated into our products. If we are unable to obtain or license the technology and software on a timely basis, we will not be able to deliver products to our customers in a timely manner.

The loss of any contract manufacturers or the failure to accurately forecast demand for our products or successfully manage our relationships with our contract manufacturers could negatively impact our ability to manufacture and sell our products.

We currently rely on several contract manufacturers to manufacture most of our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of April 27, 2007, we have no purchase commitment under these agreements.

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

For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceuticals, and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability, and permanence (such as Rule 17(a)(4) of the Securities Exchange Act of 1934, as amended) in the U.S. and in the other countries in which we operate. If our products do not meet, and continue to comply with, these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and therefore we will not be able to expand our product offerings in these market and geographical segments at the rates for which we have forecast.

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

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, and changes in energy costs may continue to put pressure on global economic conditions. If the economic and market conditions in the U.S. and globally do not improve, or if they deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction different than our estimates

•	Changing tax laws, accounting standards, including SFAS No. 123R and FIN No. 48, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods

•	Changes in the valuation of our deferred tax assets and liabilities

•	Changes in tax laws or the interpretation of such tax laws

•	Tax assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place

•	A change in our decision to indefinitely reinvest foreign earnings

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

We may face increased risks and uncertainties related to our current or future acquisitions and nonmarketable securities, and these investments may not achieve our objectives.

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

On occasion, we invest in nonmarketable securities of private companies. As of April 27, 2007, the carrying value of our investments in nonmarketable securities totaled $8.9 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on these companies product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired. In fiscal 2007, we recorded a $2.1 million write-down relating to our investments in two privately-held companies.

We cannot assure you that our OEM relationship with IBM will generate significant revenue.

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an original equipment manufacturing (“OEM”) agreement that enables IBM to sell IBM branded solutions based on Network Appliance unified solutions, including NearStore and the NetApp V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or their release schedule and timing of those products; nor do we control their pricing. In the event that sales through IBM will increase, we may experience distribution channel conflicts between our direct sales force and IBM, or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. In addition, since this agreement is relatively new, we do not have a history upon which to base our analysis of its future success.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers (“VAR”), systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In fiscal 2007, our indirect channels accounted for 59.6% of our consolidated revenues.

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

We conduct business internationally. For the year ended April 27, 2007, 44.7% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

Our operating results have not been significantly affected by seasonality in the past. In the future, as we expand our presence internationally, we may experience more seasonality in the sale of our products. For example, sales to European customers tend to be weaker in the summer months, which is our first fiscal quarter.

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

As we continue to grow our business, we are likely to incur costs earlier than some of the anticipated benefits, which could harm our operating results. A significant percentage of our expenses are fixed, which could materially and adversely affect our net income.

We are increasing our investment in engineering, sales, service support, and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business.

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

Any political, military, world health (e.g., SARS, avian flu), or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption caused by fire, floods, hurricanes, power loss, power shortages, telecommunications failures, break-ins, and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

Undetected software errors, hardware errors, or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues. Product quality problems could lead to reduced revenue, gross margins, and net income.

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

Litigation may be necessary to protect our proprietary technology. Any such litigation may be time consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the U.S.. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products, or design around patents issued to us or other intellectual property rights of ours.

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

We have recently completed our evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of April 27, 2007, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.

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

The Financial Accounting Standards Board requires companies to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of income. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase the Company’s common stock as permitted by SAB No. 107. As of April 29, 2006, the contractual life of our stock options was shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R requires us to use estimated forfeitures, and therefore the adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeitures, the amount of stock-based compensation expense. Given the unpredictable nature of the “Black Scholes” variables and other management assumptions such as number of options to be granted, underlying strike price, and associated income tax impacts, it is very difficult to estimate stock-based compensation expense for any given quarter or year. Any changes in these highly subjective assumptions may significantly impact our ability to make accurate forecasts of future earnings and volatility of our stock price. If another party asserts that the fair value of our employee stock options is misstated, securities class action litigation could be brought against us, or the market price of our common stock could decline, or both could occur. As a result, we could incur significant losses, and our operating results may be below our expectations and those of investors and stock market analysts.

The U.S. government has contributed to our revenue growth and has become an important customer for us.

The U.S. government has become an important customer for the storage market and for us; however, government demand is unpredictable, and there is no guarantee of future revenue growth from the U.S. government. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending on infrastructures. If the government or individual agencies within the government reduce or shift their capital spending pattern, our financial results may be harmed. We cannot assure you that revenue from the U.S. government will continue to grow in the future.

The General Services Administration (“GSA”) is currently auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. The exact date for completion of the audit and the subsequent negotiation process is unknown and may not be concluded for some time. Our management does not believe, based upon information currently known to us that the final resolution of our audit will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters site for corporate general administration, sales and marketing, research and development, global services, and manufacturing operations is located in Sunnyvale, California. We own and occupy approximately 800,000 square feet of space in buildings at our Sunnyvale headquarters.

We have commitments related to two lease arrangements with BNP Paribas LLC (“BNP”) for approximately 380,000 square feet of office space to be located on land currently owned by us in Sunnyvale, California (as further described below under “Contractual Cash Obligations and Other Commercial Commitments”). We expect to pay lease payments on the first lease in October 2007 for a term of five years, and the second lease in September 2008 for a term of five years. We have the option to renew both leases for two consecutive five-year periods upon approval by BNP.

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

Our common stock commenced trading on the NASDAQ Global Select Market on November 21, 1995, and is traded under the symbol “NTAP.” As of April 27, 2007 there were 1,234 holders of record of the common stock. The closing price for our common stock on June 22, 2007 was $31.20. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

First Quarter	$37.58	$26.92	$30.47	$25.51
Second Quarter	39.63	28.99	27.12	22.77
Third Quarter	41.28	35.54	32.67	26.92
Fourth Quarter	40.49	34.93	37.79	30.81

The following graph shows a five-year comparison of cumulative total return on our common stock, the NASDAQ Composite Index and the S&P 500 Information Technology Index from April 30, 2002 through April 30, 2007. The past performance of our common stock is no indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Network Appliance, Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

*	$100 invested on 4/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

	Cumulative Total Returns
	4/02	4/03	4/04	4/05	4/06	4/07
Network Appliance, Inc.	100.00	75.99	106.65	152.84	212.44	213.24
NASDAQ Composite	100.00	84.83	114.47	114.98	142.84	156.41
S&P Information Technology	100.00	83.80	105.56	103.71	121.18	133.22

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

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Unregistered Securities Sold in Fiscal 2007

We did not sell any unregistered shares of our common stock during fiscal 2007.

Issuer Purchases of Equity Securities

The table below sets forth activity in the fourth quarter of fiscal 2007:

				Approximate
				Dollar Value of
			Total Number of	Shares
			Shares	That May Yet
			Purchased as	be Purchased
		Average	Part of the	Under the
	Shares	Price Paid	Repurchase	Repurchase
Period	Purchased	per Share	Program(1)	Program(2)

January 27, 2007 — February 23, 2007	—	$—	48,980,176	$599,948,253
February 24, 2007 — March 23, 2007	4,945,843	$35.63	53,926,019	$423,712,040
March 24, 2007 — April 27, 2007	666,894	$35.63	54,592,913	$399,948,323

Total	5,612,737	$35.63	54,592,913	$399,948,323

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	At April 27, 2007, $399,948,323 remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

On November 15, 2006, the Board of Directors approved a new stock repurchase program in which up to $800,000,000 of additional shares may be purchased.

Item 6.	Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Five fiscal years ended April 27, 2007

	2007	2006	2005	2004	2003
	(In thousands, except per-share amounts)

Total Revenues	$2,804,282	$2,066,456	$1,598,131	$1,170,310	$892,068
Income from Operations	301,242	308,291	253,187	158,463	87,606
Net Income(1)	297,735	266,452	225,754	152,087	76,472
Net Income per Share, Basic	0.80	0.72	0.63	0.44	0.23
Net Income per Share, Diluted	0.77	0.69	0.59	0.42	0.22
Cash, Cash Equivalents and Short-Term Investments	1,308,781	1,322,892	1,169,965	807,965	618,838
Total Assets	3,658,478	3,260,965	2,372,647	1,877,266	1,319,173
Short-Term Debt	85,110	166,211	—	—	—
Long-Term Deferred Revenue	472,423	282,149	187,180	112,337	63,698
Long-Term Debt and Other	9,487	138,200	4,474	4,858	3,102
Total Stockholders’ Equity	1,989,021	1,923,453	1,660,804	1,415,848	987,357

(1)	Net income for fiscal 2006 included an American Jobs Creation Act income tax expense of $22.5 million or approximately $0.06 per share related to the repatriation of foreign subsidiary earnings back to the U.S. Net income for fiscal 2004 included an income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Enterprises are generating vast quantities of data. We are experiencing a worldwide data explosion, driven by rapid growth of broadband Internet access, the proliferation of data devices, and the need to protect critical data through replication, the “digital footprints” of everyday life are growing exponentially. As the volume of data grows, so does the complexity of data storage and management. Data ownership and the burdens of managing data continue to challenge our enterprise customers. Data growth, greater global demands on data access, more complex legal requirements, increasing consequences for data outages, and greater data longevity all contribute to the growing burden of responsibility on IT professionals. In response, CIOs and IT professionals are looking for solutions to help simplify data storage, IT administration, improve the capabilities of storage systems and reduce total costs of ownership. Companies are migrating toward modular, unified storage systems away from large, fixed, expensive, frame-class arrays and inefficient direct-attached storage. There is a growing trend toward consolidating storage and serving a variety of applications from a unified storage pool.

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

In fiscal 2007, despite continuous downward pricing pressures and competitive environments, our revenue continued to grow faster than that of our competitors. We expect to continue to experience price declines per petabyte for our hardware products, which may have an adverse impact on our future gross margins if not offset by a product mix with higher software content and higher average selling prices associated with new products. At the same time, we also expect our future gross margins may be negatively affected by factors such as global service investment cost, competition, indirect sales including OEM, and high disk content, partially offset by new product introductions and add-on software mix.

While we reported solid fiscal 2007 results with a 36% annual revenue growth, we were not immune to the macroeconomic spending slowdown in the U.S. Our fourth quarter fiscal 2007 bookings were back-end loaded and finished lower than our forecast. In addition, in the last two weeks of the fourth quarter in fiscal 2007, we experienced a shift in the mix of our bookings toward more deferred elements. As a result, we did not build our normal levels of non-deferred backlog at the end of the fourth quarter, which will impact the first quarter of fiscal 2008. Without the benefit of normal backlog, we do not expect our usual level of growth in first quarter revenue, and as a result, our expense levels as a percentage of our revenue will be above our targeted business model. We will slow our rate of hiring and investment spending in order to return to our targeted business model. Given the lack of growth in our non-deferred backlog, we lowered our forecasts for the first quarter of fiscal 2008 in revenues, operating margins and earnings.

Although we are faced with a first quarter that does not have the benefit of typical backlog levels, we believe our business fundamentals remain intact. We remain confident in the competitiveness of our products and in our ability to grow our business over the long term. We continue to make progress across many areas of the organization, including broadening and enhancing our enterprise solutions, supporting our channel/partners, and deepening our professional services coverage. We believe our products continue to offer the best price-performance value in the industry, and we further extended our ability to help customers do “more with less” with new product introductions.

Fiscal 2007 Highlights

Our fiscal 2007 revenue grew year over year, and the increase was across all major products categories and geographies. The net increase in revenues was attributable to increased software licenses, software upgrade and maintenance arrangements, increased service revenue, an expanded portfolio with new products and solutions for the enterprise customers, and was partially offset by lower cost-per-megabyte disks, and a decline in shipments and lower average selling prices of our older generation products. Some of the key fiscal 2007 highlights included:

Increased our penetration into enterprise data centers and enhanced data management and data protection solutions.  From a product perspective, we continued to enhance our data management and data protection portfolios with a key acquisition and several product introductions. We extended our data center portfolio with several additions including new midrange and high-end platforms, broader Fibre Channel storage area network capabilities, significant enhancements in the NetApp Manageability Software Family, and new professional services, all aimed at making enterprise data center management easier for customers who demand high-performance SAN solutions and increased application uptime to meet their business needs. We anticipate the SAN competitiveness of our new midrange, along with the strength of our high-end SAN-configured systems, to continue to contribute to an increase in the block-based protocols component of our business. We also continued to gain momentum in the SAN market while maintaining market leadership in both network-attached storage and iSCSI.

Extended our channel/partner opportunities.  We continued to make progress in penetrating and expanding our business in enterprise data centers with mission-critical partners. Our fiscal 2007 channel mix demonstrated increased expansion through our partner programs, with approximately 59.6% of our business coming through indirect channels and the remaining 40.4% coming through direct sales. Higher growth rates in our indirect channels demonstrated our increasing leverage, giving us broader market reach and increasing enterprise penetration.

Expanded our global services and support.  It is an element of our strategy to expand and offer a global, comprehensive, end-to-end suite of world-class service and support solutions designed to help our customers meet their goals of simplifying their storage solutions. We increased our business with our top enterprise customers, who typically purchase more complete and longer-term service packages. The growth in service revenue in fiscal 2007 was also driven by increases in professional services. We plan to continue to invest in our global services and support and believe that such investments will help accelerate the adoption rate of our technology. We cannot assure you that service revenue will continue to grow at previous rates.

Broadened our total addressable market and extended our product lines into adjacent spaces.  We have brought a more comprehensive set of products to the market place with the new high-end offering our next-generation scale-out operating system with enhanced storage grid functionality, the disk-to-disk backup solution in the VTL space, and our entry into the small to medium-sized business market. We also continued to broaden our addressable market by increasing our focus on the V-Series product line, which uses virtualization to let customers take advantage of the management simplicity of NetApp Data ONTAP in front of their storage from other vendors. Our acquisition of Topio in December 2006 will also help us expand our heterogeneous data protection portfolio as part of our plan to broaden our total addressable market.

Fiscal 2007 Financial Performance

•	Our revenues for fiscal 2007 were $2.8 billion, a 35.7% increase over the same period a year ago. Our revenues for fiscal 2006 were $2.1 billion, a 29.3% increase compared to revenues of $1.6 billion in fiscal 2005. Our revenue growth was driven by the adoption of our products and solutions targeted at the areas of fastest growth in storage, secondary storage for compliance applications, and our broadened NetApp storage solutions that simplify data management.

•	Our overall gross margins were 60.8%, 60.8%, and 61.0% in fiscal 2007, 2006 and 2005, respectively. The gross margins remained relatively flat for both fiscal 2007 and 2006, reflecting increased software upgrade and maintenance arrangements and improved service margins, offset by lower margins from our OEM business. The slight decline in our overall gross margins for fiscal 2006 compared to fiscal 2005 was primarily due to a shift in revenue mix toward services, with an increase in our OEM business partially offset by improved service gross margins.

•	In fiscal 2007, we generated $864.5 million of cash from operating activities as compared to $554.3 million in fiscal 2006. As of April 27, 2007, our cash, cash equivalents and short-term investments decreased slightly to $1,308.8 million, compared to $1,322.9 million as of April 28, 2006. This decrease was due primarily to $805.7 million used to repurchase our common stock and net cash paid of $131.2 million in connection with the Topio acquisition, partially offset by $864.5 million generated from operations and $23.9 million received from the sale of certain NetCache assets. Our deferred revenue balance increased to $1,103.0 million in fiscal 2007 from $681.5 million reported in fiscal 2006, due to higher software upgrade and maintenance arrangements and service arrangements attributable to our continuing shift toward larger enterprise customers who tend to purchase more comprehensive and longer term arrangements. Capital purchases of plant, property, and equipment for fiscal 2007, 2006 and 2005 were $165.8 million, $132.9 million, and $93.6 million, respectively, reflecting continued worldwide capital investment to meet our business growth.

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

We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in Note 2 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments and therefore are critical to the understanding of our results of operations:

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

Our multiple element arrangements include our systems and generally may also include one or more of the following undelivered software-related elements: software upgrade and maintenance arrangements, premium hardware maintenance, and storage review services. Our software upgrade and maintenance arrangements entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenues from software upgrade and maintenance arrangements, premium hardware maintenance services and storage review services are recognized ratably over the contractual term, generally from one to three years. Standard hardware warranty costs are considered an obligation under SFAS No. 5, Accounting for Contingencies and expensed as a cost of service when revenue is recognized. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory. For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

For our undelivered software-related elements, we apply the provisions of SOP No. 97-2 and determine fair value of these undelivered elements based on vendor-specific objective evidence (“VSOE”), which for us consists of the prices charged when these services are sold separately either alone, in the case of software upgrade and maintenance arrangements, or as a bundled element which always includes software upgrade and maintenance arrangements and premium hardware maintenance, and may also include storage review services. To determine the fair value of these elements, we analyze both the selling prices when elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE of fair value for the undelivered elements. If VSOE cannot be obtained to establish fair value of the undelivered elements, paragraph 12 of SOP 97-2 would require that revenue from the entire arrangement be initially deferred and recognized ratably over the period these elements are delivered.

For income statement presentation purposes, once fair value has been determined for our undelivered bundled elements, we allocate revenue first to software upgrade and maintenance arrangements based on VSOE of its separate fair value, and then the residual is allocated to other service revenues.

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

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of allowance for doubtful accounts estimate by reviewing past collectibility and adjust it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses. Our allowance for doubtful accounts as of April 27, 2007 was $2.6 million, compared to $2.4 million as of April 28, 2006. During the year ended April 28, 2006, we reduced our reserve by $1.5 million due to overall improvement in our collections history. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Under our accounting policy we perform an annual review in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2007 we performed such evaluation and found no impairment. However, any future write-downs of goodwill would adversely affect our operating margins. As of April 27, 2007, our assets included $601.1 million in goodwill. See Note 14, “Goodwill and Purchased Intangible Assets,” to our Consolidated Financial Statements.

During fiscal 2007, we recorded goodwill of $114.7 million in connection with our Topio acquisition and a reduction of goodwill for $1.2 million in connection with the divestiture of certain NetCache assets.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to the complexity of the tax law that we are subject to in several tax jurisdictions. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a lower effective tax rate than the U.S. statutory tax rate of 35.0%. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the U.S. and the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving. In addition, a decrease in the percentage of our total earnings from our international business or a change in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $21.0 million as of April 27, 2007, compared to $431.2 million as of April 28, 2006 on certain of our deferred tax assets. We adopted SFAS No. 123R effective the beginning of our fiscal year ended April 27, 2007. Under SFAS No. 123R, tax attributes related to the exercise of employee stock options should not be realized until they result in a reduction of taxes payable. Pursuant to Footnote 82 of SFAS No. 123R, on a prospective basis we no longer include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowance excluded under Footnote 82 for the year ended April 27, 2007 are $363.3 million. The valuation allowance at April 28, 2006 related to net operating loss carryforwards, conditional royalty carryforwards, and tax credit carryforwards attributable to the exercise of employee stock options.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), and substantially changes the applicable accounting model. We are required to adopt FIN No. 48 for our fiscal year beginning April 28, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial condition.

Inventory Write-Downs

Our net inventory balance was $54.9 million as of April 27, 2007, compared to $64.5 million as of April 28, 2006. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We perform an in-depth excess and obsolete analysis of our inventory based upon assumptions about future demand and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margins in the period when the written-down inventory is sold. During the past few years, our inventory reserves have generally been sufficient to cover excess and obsolete exposure and have not required material changes in subsequent periods.

We record purchase commitment liabilities with our contract manufacturers and suppliers as a result of changes in demand forecasts or as we transition our products. As of April 27, 2007 and April 28, 2006, we did not have purchase commitment liabilities under such arrangements.

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

Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future. We estimated our facility and severance restructuring reserve to be $2.1 million as of April 27, 2007. Our fiscal 2006 facility restructuring reserve included a $1.0 million reduction related to the execution of a new sublease agreement for our Tewksbury facility net of related costs.

Impairment Losses on Investments

As of April 27, 2007, our short-term investments have been classified as “available-for-sale” and are carried at fair value. There have been no significant declines in fair value of investments that are considered to be other-than-temporary for any of the three years in the period ended April 27, 2007. The fair value of our available-for-sale investments reflected in the Consolidated Balance Sheets were $935.7 million and $1,102.8 million as of April 27, 2007 and April 28, 2006, respectively. Included in these balances were short-term restricted investments of $116.0 million, as of April 27, 2007, and short-term and long-term restricted investments of $136.7 million and $104.4 million, respectively, as of April 28, 2006. In addition, our available-for-sale investments also included an investment in a publicly held company of $12.9 million, which was based on quoted market prices on April 27, 2007. We had no investments in publicly held companies as of April 28, 2006. We have not identified any of these declines to be other-than-temporary, as market declines of our investments have been caused by interest rate changes and were not due to credit-worthiness. Because we have the ability and intent to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes.

All of our available-for-sale investments and nonmarketable securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. For investments in publicly held companies, we recognize an impairment charge when the declines in the fair values of our investments in these companies are below their cost basis are judged to be other-than-temporary. The ultimate value realized on these investments in publicly held companies is subject to market price volatility until they are sold. We have no impairment losses on our available-for-sale investments for fiscal 2007 and 2006.

For nonmarketable securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including, revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities, and general market conditions in the investees’ industry. Our investments in privately-held companies were $8.9 million and $11.0 million as of April 27, 2007 and April 28, 2006, respectively. During fiscal 2007, we recorded impairment of $2.1 million for investments in privately-held companies. We had no impairment losses on our investments in privately-held companies in fiscal 2006.

Accounting for Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment, using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is not remeasured as a result of subsequent stock price fluctuations. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase the Company’s common stock as permitted by Staff Accounting Bulletin (“SAB”) No. 107. As of April 29, 2006, the contractual life of our stock options was shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123R requires us to use estimated forfeitures, and therefore the adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeitures, the amount of stock-based compensation expense. Any changes in these highly subjective assumptions may significantly impact the stock-based compensation expense for the future. Likewise, the shortening of the contractual life of our options could change the estimated exercise behavior in a manner other than currently expected.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In fiscal 2007, 2006, and 2005, we did not identify or accrue for any loss contingencies. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning April 27, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements

In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning April 27, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We adopted SAB 108 in the fourth quarter of fiscal 2007 and its adoption did not have a material impact on our results of operations or financial condition.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), and substantially changes the applicable accounting model. We are required to adopt FIN No. 48 for our fiscal year beginning April 28, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005

Revenues:
Product	74.4%	76.3%	78.9%
Software upgrade and maintenance arrangements	12.2	11.6	10.6
Service	13.4	12.1	10.5

	100.0	100.0	100.0
Cost of Revenues:
Cost of product	29.0	29.8	30.2
Cost of software upgrade and maintenance arrangements	0.4	0.4	0.3
Cost of service	9.8	9.0	8.5

Gross Profit	60.8	60.8	61.0

Operating Expenses:
Sales and marketing	32.0	28.9	29.2
Research and development	13.7	12.2	11.0
General and administrative	5.3	4.6	4.9
Acquired in process research and development	—	0.2	—
Restructuring charges (recoveries)	—	—	—
Gain on sale of assets	(0.9)	—	—

Total Operating Expenses	50.1	45.9	45.1

Income From Operations	10.7	14.9	15.9
Other Income (Expenses), Net:
Interest income	2.5	2.1	1.5
Interest expense	(0.4)	(0.1)	—
Net loss on investments	(0.1)	—	—
Other income (expenses), net	0.1	0.1	(0.1)

Total Other Income, Net	2.1	2.1	1.4

Income Before Income Taxes	12.8	17.0	17.3
Provision for Income Taxes	2.2	4.1	3.2

Net Income	10.6%	12.9%	14.1%

Fiscal 2007 Compared to Fiscal 2006

Product Revenues — Product revenues increased by 32.2% to $2,085.9 million in fiscal 2007, from $1,577.4 million in fiscal 2006. Product revenues growth was across all geographies.

Product revenues were favorably affected by the following factors:

•	Increased revenues from our current product portfolio. Product revenue grew $686.9 million in fiscal 2007 as compared to fiscal 2006, with a $669.7 million increase due to unit volume and an increase of $17.2 million due to price and configuration on existing products. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact on these forces is significantly affected by the configuration of systems shipped.

•	Units shipped of the FAS3000 enterprise storage systems increased 85.5% for fiscal 2007, compared to the prior fiscal year. The average capacity on revenue units of the FAS3000 series increased 180.5% for fiscal 2007, compared to the prior fiscal year.

•	Increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors, and OEM partners, represented 59.6% and 55.5% of total revenues for fiscal 2007 and 2006, respectively.

•	Our petabytes shipped increased 107.7% year over year to a record 536 petabytes due to increased enterprise penetration in primary and secondary storage, i.e., enterprise data centers, data protection, disaster recovery, archival, and compliance requirements. This increase in petabytes shipped was attributable to an increase in petabytes from 500 gigabyte ATA drives. ATA drives accounted for 55.7% of our total petabytes shipped in fiscal 2007 compared to 47.1% in fiscal 2006. Fibre Channel petabytes were up 148.3% year over year, to 44.3% of our total shipped.

Product revenues were negatively affected by the following factors:

•	Price declines per petabyte for our hardware products as disks are a significant component of our storage systems. As performance has improved on our devices, the related price we can charge per petabyte of storage has decreased as well.

•	Revenues for our older products declined by $376.3 million in fiscal 2007 compared to fiscal 2006, primarily due to a 72.0% and a 63.3% decrease in revenue generated by FAS900 series systems and NearStore R200 systems, respectively. In addition, revenue also declined by $2.2 million in fiscal 2007 compared to fiscal 2006 due to products that we no longer ship, including our NetCache products.

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

Software Upgrade and Maintenance Arrangements Revenues — Software upgrade and maintenance arrangements revenues increased by 42.7% to $341.3 million in fiscal 2007, from $239.1 million in fiscal 2006 due primarily to a larger installed base of customers who have purchased or renewed software upgrade and maintenance arrangements, and an increased number of new enterprise customers. Software upgrade and maintenance arrangements revenues represented 12.2% and 11.6% of total revenues for fiscal 2007 and 2006, respectively.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 50.9% to $377.1 million in fiscal 2007, from $249.9 million in fiscal 2006.

The increase in absolute dollars was due to the following factors:

•	Professional service revenue increased by 56.4% in fiscal 2007 compared to fiscal 2006, due to an increasing number of enterprise customers, which typically have extremely complex IT environments and require professional services to integrate our solution into their environments.

•	Service maintenance contracts increased by 48.3% in fiscal 2007 compared to fiscal 2006, due to a growing installed base, resulting in new customer support contracts in addition to support contract renewals by existing customers.

While it is an element of our strategy to expand and offer more comprehensive global enterprise support and service solutions, we cannot assure you that service revenue will grow at the current rate in fiscal 2008 or beyond.

A large portion of our service revenues is deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 13.4% and 12.1% of total revenues for fiscal years 2007 and 2006, respectively.

International total revenues — International total revenues (including U.S. exports) increased by 32.9% in fiscal year 2007 compared to fiscal 2006. International total revenues were $1,254.0 million, or 44.7% of total revenues for fiscal 2007, compared to $943.8 million, or 45.7% of total revenues for fiscal 2006. The increase in international sales was primarily driven by the same factors outlined under the Total Revenue discussion, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in fiscal 2008.

Product Gross Margins — Product gross margins were 60.9% for both fiscal 2007 and fiscal 2006.

Product gross margins for both fiscal 2007 and 2006 were affected by the following factors:

•	SFAS 123R stock compensation expenses recorded in fiscal 2007 and none in fiscal 2006

•	Sales price reductions due to competitive pricing pressure and selective pricing discounts

•	Increased sales through certain indirect channels, which generate lower gross margins than our direct sales in certain geographic regions

•	Higher disk content with an expanded storage capacity for the higher-end storage systems, as resale of disk drives generates lower gross margins

We expect higher disk content associated with high-end storage systems will negatively affect our gross margins in the future if not offset by increases in software revenue and new higher-margin products.

Stock-based compensation expense included in cost of product revenues was $3.7 million for fiscal 2007. Amortization of existing technology included in cost of product revenues was $17.6 million and $11.8 million for fiscal 2007 and 2006, respectively. Estimated future amortization of existing technology to cost of product revenues will be $21.1 million for fiscal year 2008, $20.4 million for fiscal year 2009, $15.9 million for fiscal year 2010, $6.3 million for fiscal year 2011, and none thereafter.

Software Upgrade and Maintenance Arrangements Gross Margins — Software upgrade and maintenance arrangements gross margins was 97.0% and 96.5% for fiscal 2007 and 2006, respectively, due primarily to improved productivity and a larger installed base renewals, upgrades, and an increasing number of new enterprise customers.

Service Gross Margins — Service gross margins increased to 27.4% in fiscal 2007 compared to 25.9% in fiscal 2006. Cost of service revenue increased by 47.9% to $273.6 million in fiscal 2007, from $185.0 million in fiscal 2006. Stock-based compensation expense of $10.1 million was included in the cost of service revenue for fiscal 2007.

The change in service gross margins year over year was primarily impacted by an increase in services revenue, improved productivity, and continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margins will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In fiscal 2008, we expect service margins to experience some variability over time as we continue to build out our service capability and capacity to support our growing enterprise customers and new products.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expenses increased 49.5% to $895.8 million for fiscal 2007, from $599.1 million for fiscal 2006. These expenses were 32.0% and 28.9% of total revenues for fiscal 2007 and fiscal 2006, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions, and stock-based compensation expenses recognized under adoption of SFAS No. 123R.

The stock-based compensation expenses included in sales and marketing expenses for fiscal 2007 was $71.7 million compared to $4.0 million in fiscal 2006. The increase in stock-based compensation was due to adoption of SFAS No. 123R. Amortization of acquisitions-related trademarks/tradenames and customer contracts and relationships included in sales and marketing expenses was $2.9 million and $2.1 million for fiscal 2007 and fiscal 2006, respectively. Based on identified intangibles related to our acquisitions recorded at April 27, 2007, estimated future amortization such as trademarks and customer relationships included in sales and marketing expenses will be $3.9 million for fiscal 2008, $3.8 million for fiscal 2009, $3.7 million for fiscal 2010, $2.7 million for fiscal 2011, $1.6 million for fiscal 2012, and $0.9 million thereafter.

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

Research and development expenses increased 53.3% to $385.4 million for fiscal 2007 from $251.3 million for fiscal 2006. These expenses represented 13.7% and 12.2% of total revenues for fiscal 2007 and 2006, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, and stock-based compensation expense recognized under adoption of SFAS No. 123R. For both fiscal 2007 and 2006, no software development costs were capitalized.

The stock-based compensation expenses included in research and development expenses for fiscal 2007 was $51.3 million compared to $8.3 million in fiscal 2006. The increase in stock-based compensation was due to adoption of SFAS No. 123R. Included in research and development expenses are capitalized patents amortization of $2.0 million and $2.0 million for fiscal 2007 and 2006, respectively. Based on capitalized patents recorded at April 27, 2007, estimated future capitalized patents amortization expenses will be $2.0 million for fiscal year 2008, $0.5 million in fiscal 2009, $0.2 million in fiscal 2010, and none thereafter.

We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We expect to continuously support current and future product development and enhancement efforts and to incur prototyping expenses and nonrecurring engineering charges associated with the development of new products and technologies. We intend to continuously broaden our existing product offerings and to introduce new products that expand our solutions portfolio.

We believe that our research and development expenses will increase in absolute dollars for fiscal 2008, primarily due to ongoing costs associated with the development of new products and technologies, increased headcount, and the operating impact of potential future acquisitions.

General and Administrative — General and administrative expenses increased 58.9% to $147.5 million for fiscal 2007, from $92.8 million for fiscal 2006. These expenses represented 5.3% and 4.6% of total revenues for fiscal 2007 and 2006, respectively. This increase in absolute dollars was primarily due to higher performance-based payroll expenses due to higher profitability and increased headcount, higher stock-based compensation expense recognized under SFAS No. 123R, and higher legal expenses and professional fees for general corporate matters.

We believe that our general and administrative expenses will increase in absolute dollars for fiscal 2008 due to increased general and administrative headcount. The stock-based compensation expenses included in general and administrative expenses for fiscal 2007 was $26.2 million compared to $1.0 million in fiscal 2006. The increase in stock-based compensation was due to adoption of SFAS No. 123R. Amortization of covenants not to compete included in general and administrative expenses was $1.0 million and $2.2 million for fiscal 2007 and 2006, respectively. Based on identified intangibles related to our acquisitions recorded at January 26, 2007, estimated future amortization of covenants not to compete relating to our acquisitions will be $0.2 million for fiscal year 2008, and none thereafter.

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology (“IT”) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of April 27, 2007, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In fiscal 2007, we did not record any reduction in restructuring reserve resulting from a change in estimate for our third restructuring plan. In fiscal 2006, we recorded a reduction in restructuring reserve of $1.3 million resulting from the execution of a new sublease agreement for our Tewksbury facility. In fiscal 2006, we also recorded a restructuring charge of $1.1 million, primarily attributed to severance-related amounts and relocation expenses related to the third restructuring plan.

Of the reserve balance at April 27, 2007, $0.5 million was included in other accrued liabilities, and the remaining $1.6 million was classified as long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

The following analysis sets forth the significant components of the restructuring reserve at April 27, 2007 (in thousands):

		Severance-
		Related
	Facility	Amounts	Total

Reserve balance at April 30, 2004	$5,208	$—	$5,208
Cash payments and other	(705)	—	(705)

Reserve balance at April 29, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Recoveries	(1,256)	—	(1,256)
Cash payments and other	(862)	(521)	(1,383)

Reserve balance at April 28, 2006	$2,666	$338	$3,004
Recoveries	—	(74)	(74)
Cash payments and other	(582)	(264)	(846)

Reserve balance at April 27, 2007	$2,084	$—	$2,084

Gain on Sale of Assets — We recorded a gain of $25.3 million in fiscal 2007 as a result of the sale of certain assets to Blue Coat Systems, Inc (“Blue Coat”). (see Note 16 of the Consolidated Financial Statements). We recorded revenues of $57.4 million, $71.1 million and $75.5 million from NetCache products for fiscal 2007, 2006, and 2005 respectively. The contribution to operating income from these products was not significant.

Interest Income — Interest income was $68.8 million and $41.5 million for fiscal 2007 and 2006, respectively. The increase in interest income was primarily driven by higher average interest rates on our investment portfolio. We expect interest income to increase compared to fiscal 2008 as a result of our cash and invested balances being reinvested in a higher interest rate portfolio environment.

Interest Expense — Interest expense was $11.6 million and $1.3 million in fiscal 2007 and 2006, respectively. The increase in fiscal 2007 was primarily due to interest incurred in connection with our debt.

Net Gain (Loss) on Investments — Net gain (loss) on investments included a net write-down of $2.1 million related to the impairment of our investment in privately-held companies in fiscal 2007.

Other Income (Expense), Net — Other income was $2.8 million for fiscal 2007. Other income for fiscal 2007 included net exchange gains from foreign currency of $2.4 million and other income of $0.4 million. Other income included net exchange gains from foreign currency of $1.7 million for fiscal 2006. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision for Income Taxes — For fiscal 2007, our annual effective tax rate was 17.2% versus 23.9% for fiscal 2006, which included a 6.4% increase to account for the income tax provision of $22.5 million associated with the cash repatriation of cumulative foreign earnings. The decrease to the effective tax rate for fiscal year 2007 is primarily attributable to the absence of this one-time item and the impact of income taxed at lower tax rates in foreign jurisdiction. The effective tax rate for fiscal 2007 differed from the U.S. statutory rate primarily due to reductions in the rate derived from a beneficial foreign tax ruling for our principal European subsidiary, the availability of tax credits and the generation of foreign earnings in lower tax jurisdictions, offset partially by an increase in the rate due to the tax effect of stock compensation under SFAS No. 123R.

The provision for income taxes for fiscal 2006 included an income tax provision of $22.5 million or $0.06 per share associated with the repatriation of cumulative foreign earnings. This tax raised our 2006 effective tax rate by 6.4% under the one-time incentive created pursuant to Section 965 of the Jobs Act. We will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the Jobs Act guidelines.

The 2006 Tax Relief and Health Care Act was signed into law on December 20, 2006. One of the provisions of this law was the retroactive reinstatement of the research and development credit from January 1, 2006 and its extension through December 31, 2007. The effective tax rates for the fiscal 2007 reflected the benefits attributable to the extension of the research and development tax credit provisions.

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

Product revenues were favorably affected by the following factors:

•	Increased revenues from our current product portfolio, such as FAS980 and FAS270 storage systems; and introduction of new products, such as FAS3020, FAS3050, and FAS6070 storage systems; V3020 and V3050 storage virtualization systems; NetCache C2300, and C3300 appliances and add-on software

•	Revenue generated from disk-to-disk backup/archival, and security solutions increased by 28.1% in fiscal 2006 compared to fiscal 2005

•	Increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors, and OEM partners, representing 55.5% and 51.2% of total revenues for fiscal 2006 and 2005, respectively

Product revenues were negatively affected by the following factors:

•	Lower-cost-per-megabyte disks, which are a significant component of our hardware costs. As performance has improved on these devices, the related sales price we can charge per megabyte of storage has decreased as well.

•	Declining average selling prices and unit sales of our older products.

The Decru acquisition and the IBM OEM relationship did not have a significant impact on the revenue for fiscal 2006.

Software Upgrade and Maintenance Arrangements Revenues — Software upgrade and maintenance arrangements revenues increased by 40.9% to $239.1 million in fiscal 2006, from $169.7 million in fiscal 2005 due primarily to a larger installed base renewals, upgrades, and an increasing number of new enterprise customers. Software upgrade and maintenance arrangements revenues represent 11.6% and 10.6% of total revenues for fiscal 2006 and 2005, respectively.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 48.9% to $249.9 million in fiscal 2006, from $167.8 million in fiscal 2005.

The increase in absolute dollars was due to the following factors:

•	Professional service revenue increased by 49.0% to $89.4 million in fiscal 2006 from $60.0 million in fiscal 2005 due to an increasing number of enterprise customers, which typically have extremely complex IT environments and require professional services to integrate our solution into their environments.

•	A growing installed base resulting in new customer support contracts in addition to support contract renewals by existing customers

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

Product Gross Margins — Product gross margins decreased to 60.9% for fiscal 2006, from 61.7% for fiscal 2005. Amortization of existing technology from acquisitions included in cost of product revenues was $11.8 million and $3.4 million for fiscal 2006 and 2005, respectively.

Product gross margins were negatively affected by the following factors:

•	Sales price reductions due to competitive pricing pressure and selective pricing discounts

•	Increased sales through certain indirect channels, which may have lower gross margins than our direct sales in certain geographic regions

•	Sales of relatively lower margin add-on storage shelves and hardware increased by 57.1% in fiscal 2006 compared to fiscal 2005

Product gross margins were favorably affected by the following factors:

•	Favorable product and add-on software mix with software licenses increasing by 32.8% in fiscal 2006 compared to fiscal 2005

•	Higher average selling prices for our newer products

Software Upgrade and Maintenance Arrangements Gross Margins — Software upgrade and maintenance arrangements gross margins increased slightly to 96.5% for fiscal 2006, from 97.0% for fiscal 2005 due primarily to improved productivity and a larger installed base renewals, upgrades, and an increasing number of new enterprise customers.

Service Gross Margins — Service gross margins increased to 25.9% in fiscal 2006 compared to 19.4% in fiscal 2005. Cost of service revenue increased by 36.9% to $185.0 million in fiscal 2006, from $135.2 million in fiscal 2005.

The improvement in service gross margins for fiscal 2006 compared to fiscal 2005 was primarily due to an increase in services revenue and improved productivity offset by the continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, and certain customer service and support costs. Sales and marketing expenses increased 28.0% to $599.1 million for fiscal 2006, from $468.2 million for fiscal 2005. These expenses were 28.9% and 29.2% of total revenues for fiscal 2006 and fiscal 2005, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher profitability, higher partner program expenses, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions.

Compensation expenses related to stock options and restricted stock assumed in acquisitions were $4.0 million and $2.2 million for fiscal 2006 and fiscal 2005, respectively. Amortization of acquisitions-related trademarks/tradenames and customer contracts and relationships included in sales and marketing expenses was $2.1 million and $0.8 million for fiscal 2006 and fiscal 2005, respectively.

Research and Development — Research and development expenses consist primarily of salaries and benefits, prototype expenses, nonrecurring engineering charges, fees paid to outside consultants and amortization of capitalized patents.

Research and development expenses increased 42.6% to $251.3 million for fiscal 2006 from $176.3 million for fiscal 2005. These expenses represented 12.2% and 11.0% of total revenues for fiscal 2006 and 2005, respectively. The increase in research and development expenses was primarily a result of increased headcount, ongoing operating impact of the acquisitions, ongoing support of current and future product development and enhancement efforts, and higher performance-based payroll expenses due to higher profitability. For both fiscal 2006 and 2005, no software development costs were capitalized. Included in research and development expenses is amortization of acquired patents of $2.0 million and $1.8 million for fiscal 2006 and 2005, respectively. Compensation expenses related to stock options and restricted stock assumed in acquisitions was $8.3 million and $5.2 million for fiscal 2006 and fiscal 2005, respectively.

General and Administrative — General and administrative expenses increased 19.6% to $92.8 million for fiscal 2006, from $77.6 million for fiscal 2005. These expenses represented 4.6% and 4.9% of total revenues for fiscal 2006 and 2005, respectively. This increase in absolute dollars was primarily due to expenses associated with expanded regulatory requirements, higher legal expenses and professional fees for general corporate matters including patents and higher performance-based payroll expenses due to higher profitability.

Compensation expenses related to stock options and restricted stock assumed in acquisitions were $1.0 million and $0.7 million for fiscal 2006 and fiscal 2005, respectively. Amortization of acquisitions-related covenants not to compete included in general and administrative expenses was $2.2 million and $5.1 million for fiscal 2006 and 2005, respectively.

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

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in IT spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of April 28, 2006, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In the second quarter of fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

In fiscal 2006, we recorded a reduction in restructuring reserve of $1.3 million resulting from the execution of a new sublease agreement for our Tewksbury facility. In fiscal 2006, we recorded a restructuring charge of $1.1 million, primarily attributed to severance-related amounts and relocation expenses related to the third restructuring plan. Of the reserve balance at April 28, 2006, $0.9 million was included in other accrued liabilities, and the remaining $2.1 million was classified as long-term obligations.

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

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, other sources, and uses of cash flows and tax opportunities on our liquidity and capital resources.

Balance Sheet and Other Cash Flows

As of April 27, 2007, as compared to April 28, 2006, our cash, cash equivalents, and short-term investments decreased by $14.1 million to $1,308.8 million. We derive our liquidity and capital resources primarily from our cash flows from operations and from working capital. Working capital decreased by $62.8 million to $1,053.3 million as of April 27, 2007, compared to $1,116.0 million as of April 28, 2006.

During fiscal 2007, we generated cash flows from operating activities of $864.5 million, as compared with $554.3 million and $462.1 million for fiscal 2006 and fiscal 2005, respectively. We reported net income of $297.7 million for fiscal 2007, as compared to $266.5 million and $225.8 million in fiscal 2006 and fiscal 2005, respectively. A summary of the significant changes in noncash adjustments affecting net income is as follows:

•	Stock-based compensation expense was $163.0 million in fiscal 2007, compared to $13.3 million and $8.1 million in fiscal 2006 and 2005, respectively. The increase was the result of adopting SFAS No. 123R.

•	Depreciation expense was $87.4 million, $63.7 million, and $54.5 million in fiscal 2007, 2006 and 2005, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Gain on sale of NetCache to Blue Coat was $25.3 million in fiscal 2007.

•	Amortization of intangibles was $21.4 million, $16.1 million, and $9.3 million in fiscal 2007, 2006 and 2005, respectively. The increase was attributed to the Topio and Decru acquisitions.

•	An increase in net deferred tax assets of $19.5 million in fiscal 2007 compared to a decrease of $1.5 million in fiscal 2006 and decrease of $6.3 million in fiscal 2005, primarily attributable to an increase in deferred revenue relating to higher software upgrade and maintenance arrangements and service revenues.

In addition to net income and noncash adjustments in fiscal 2007 compared to fiscal 2006 and fiscal 2005, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	An increase in deferred revenues of $421.3 million in fiscal 2007, compared to increase in deferred revenue of $233.2 million and $169.4 million in fiscal 2006 and 2005, respectively, was due to higher software upgrade and maintenance arrangements and service billings attributable to the increase in larger enterprise customers, as well as renewals of existing maintenance agreements in fiscal 2007.

A decrease in income taxes payable in fiscal 2007 compared to fiscal 2006 primarily attributable to income taxes payment of the one-time repatriation incentive under the Jobs Act. During fiscal 2007, we remitted $19.6 million of income taxes relating to the foreign dividend repatriation in connection with the filing of our fiscal 2006 federal income tax return. Increased income taxes payable in fiscal 2006 compared to fiscal 2005, primarily reflecting the $22.5 million of federal and state tax liability relating to repatriation of accumulated foreign earnings under the Jobs Act and higher profitability in fiscal 2006 compared to fiscal 2005.

•	Increase in accounts payable of $36.6 million, $17.4 million and $30.5 million in fiscal 2007, 2006, and 2005, respectively, was primarily attributable to elevated purchasing activity required to support our business growth and facilities expansion projects.

•	Accrued compensation and related benefits increased by $43.6 million, $28.4 million and $33.8 million in fiscal 2007, 2006 and 2005, respectively, reflecting the timing of payroll accruals and payment.

•	Net inventory decreased $9.9 million for fiscal 2007, primarily due to higher inventory at fiscal 2006 year end associated with the new FAS 6000 launch. The increase of $46.2 million in fiscal 2006 was due primarily to ramping up of purchased components in anticipation of revenue growth. The increase of $15.0 million in fiscal 2005 was primarily due to end-of-life buys for certain products.

The above factors were partially offset by the effects of:

•	Increase in accounts receivable of $175.2 million in fiscal 2007 was due to higher revenue volume. Increase in accounts receivable of $116.8 million in fiscal 2006 was due primarily to a shipping profile weighted toward the second half of the fourth quarter of fiscal 2006. Increase of $103.4 million in fiscal 2005 was due to increased sales in fiscal 2005.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for fiscal 2007 were $165.8 million as compared to $132.9 million and $93.6 million in fiscal 2006 and 2005, respectively. We received net proceeds of $60.0 million in fiscal 2007, and used net proceeds of $128.5 million and $266.8 million in fiscal 2006 and 2005, respectively, for net purchases/redemptions of short-term investments. We redeemed $127.9 million of restricted investments and its interest income pledged with JP Morgan Chase in fiscal 2007 to repay the Tranche A term loan with JP Morgan Chase (See Note 6 to the Consolidated Financial Statements) Investing activities in fiscal 2007, 2006, and 2005 also included new investments in privately-held companies of $1.6 million, $9.3 million, and $0.4 million, respectively. In fiscal 2007, we acquired Topio, Inc. for a purchase price of approximately $146.1 million, which consisted of the value of the assumed options, cash payments of $131.2 million, and related transaction costs. In fiscal 2006, we acquired Alacritus and Decru and incurred total cash payments including related transactions costs totaling $53.7 million. In fiscal 2005, we acquired additional patents for a purchase price of approximately $0.9 million. In fiscal 2007, we received $23.9 million in cash in connection with the sale of certain assets to Blue Coat. We received $2.8 million, $0.1 million, and $0.3 million in proceeds from the sale of investments in privately-held companies in fiscal 2007, 2006, and 2005, respectively. Under a split dollar insurance arrangement with our CEO entered in May 2000, we paid total premiums of $10.2 million, including $0.2 million for fiscal year 2005. In April 2005, our CEO reimbursed us $10.2 million for these premiums.

Cash Flows from Financing Activities

We used $747.3 million and $12.1 million in fiscal 2007 and 2005, respectively, as compared to cash provided by financing activities of $42.8 million in fiscal 2006. During fiscal 2006, we borrowed $300.0 million to fund the repatriation in cash from foreign earnings and investments under the American Jobs Creation Act of 2004 (“the Jobs Act”). We made a repayment of $214.9 million for our debt in fiscal 2007. During fiscal 2007, 2006, and 2005, we repurchased 22.6 million, 17.4 million, and 7.7 million shares of common stock at a total of $805.7 million, $488.9 million, and $192.9 million, respectively. Other financing activities provided $215.5 million, $232.7 million, and $181.9 million in fiscal 2007, 2006, and 2005, respectively, from sales of common stock related to employee stock option exercises and employee stock purchases. Tax benefits, related to tax deductions in excess of the stock-based compensation expense recognized, of $63.2 million were presented as financing cash flows for fiscal 2007 in accordance with SFAS No. 123R. During fiscal 2007, 2006 and 2005, we withheld $5.3 million, $1.1 million, and $1.1 million in shares, respectively, from certain employees’ exercised shares of their restricted stock to reimburse for federal, state, and local withholding taxes obligations. The increase in the amounts withheld year over year was due to the release of the Decru assumed restricted stock units.

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

Other Factors Affecting Liquidity and Capital Resources

The Jobs Act created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. Primarily as a result of this one-time repatriation incentive, we remitted $19.6 million of income taxes with the filing of our fiscal year 2006 federal income tax return.

For fiscal 2007, 2006, and 2005, the income tax benefit associated with dispositions of employee stock transactions was $175.0 million, $36.6 million, and $27.8 million, respectively. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Stock Repurchase Program

On November 15, 2006, the Board of Directors approved a new stock repurchase program in which up to $800.0 million of additional shares may be purchased. At April 27, 2007, $399.9 million remained available for future repurchase. The stock repurchase program may be suspended or discontinued at any time.

Debt

In March 2006, we received proceeds from the term loans totaling $300.0 million to finance a dividend under the Jobs Act. (See Note 6 to the Consolidated Financial Statements). Loan payments of $85.1 million are due in fiscal 2008. This debt was collateralized by restricted investments totaling $116.0 million as of April 27, 2007. In accordance with the payment terms of the loan agreement, interest payments will be approximately $2.7 million in fiscal 2008. As of April 27, 2007, we are in compliance with the liquidity and leverage ratio as required by the Loan Agreement with the lenders.

Contractual Cash Obligations and Other Commercial Commitments

The following summarizes our contractual cash obligations and commercial commitments at April 27, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Contractual Obligations:
Office operating lease payments(1)	$21,771	$20,855	$17,557	$14,561	$10,501	$28,809	$114,054
Real estate lease payments(2)	1,296	4,722	5,972	5,972	5,972	93,901	117,835
Equipment operating lease payments(3)	10,358	8,102	2,207	9	—	—	20,676
Venture capital funding commitments(4)	290	278	265	253	21	—	1,107
Capital expenditures(5)	5,027	—	—	—	—	—	5,027
Communications and maintenance(6)	17,688	12,242	5,315	595	17	—	35,857
Restructuring charges(7)	579	603	594	308	—	—	2,084
Debt(8)	87,835	—	—	—	—	—	87,835

Total Contractual Cash Obligations	$144,844	$46,802	$31,910	$21,698	$16,511	$122,710	$384,475

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

	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Other Commercial Commitments:
Letters of credit(9)	$2,685	$310	$—	$—	$—	$369	$3,364

(1)	We lease sales offices, research and development facilities, and other property under operating leases throughout the U.S. and internationally, which expire through fiscal 2016. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options or if we were to enter into additional operating lease agreements. Facilities operating leases impacted by the 2002 restructurings are included in subparagraph (7) below. The net increase in the office operating lease payments was primarily due to a domestic lease extension and two new European leases during fiscal 2007.

(2)	Included in the above contractual cash obligations pursuant to the two financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $1.3 million in fiscal 2008; $4.7 million in fiscal 2009, $6.0 million in each of the fiscal years 2010, 2011, and 2012, $4.7 million in fiscal 2013; and $1.3 million in fiscal 2014, which are based on the London Interbank Offered Rate (“LIBOR”) rate at April 27, 2007 for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $88.0 million in the event that we elect not to purchase or arrange for sale of the buildings, see Note 4 to the Consolidated Financial Statements.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in April 2010.

(7)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(8)	Included in these amounts are the JP Morgan Chase loan (see Note 6 to the Consolidated Financial Statements) on our Consolidated Balance Sheets under Current Portion of Long-Term Debt and Long-Term Debt. This amount also includes estimated interest payments of $2.7 million for fiscal 2008. The decrease from April 28, 2006 represented a loan repayment of $214.9 million, plus interest of $10.6 million for fiscal 2007.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

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

Off-Balance Sheet Arrangements

As of April 27, 2007, our financial guarantees of $3.4 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

As of April 27, 2007, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $368.8 million. We do not believe that these derivatives present significant credit risks because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to two lease arrangements with BNP for approximately 380,000 square feet of office space to be located on land currently owned by us in Sunnyvale, California (as further described above under “Contractual Cash Obligations and Other Commercial Commitments”). We have evaluated our accounting for this lease under the provisions of FIN 46R, and have determined the following:

•	BNP is a leasing company for BNP Paribas in the U.S. BNP is not a “special purpose entity” organized for the sole purpose of facilitating the lease to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent BNP Paribas. Therefore, we are not the primary beneficiary of BNP as we do not absorb the majority of BNP’s expected losses or expected residual returns; and

•	BNP has represented in the Closing Agreement (filed as Exhibit 10.40) that the fair value of the property leased to us by BNP is less than half of the total of the fair values of all assets of BNP, excluding any assets of BNP held within a silo. Further, the property leased to Network Appliance is not held within a silo. The definition of “held within a silo” means that BNP has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through nonrecourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNP at risk for the repayment of such funds.

Accordingly, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Assuming this transaction will continue to meet the provisions of FIN 46R as new standards evolve over time, our future minimum lease payments under this real estates lease will amount to a total of $117.8 million reported under our Note 4, “Commitments and Contingencies”.

As of April 27, 2007, except for operating leases and other contractual obligations outlined under the “Contractual Cash Obligations” table, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We also do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in or relationship with any special purpose entities.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 27, 2007, we had available-for-sale investments of $935.7 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available for sale. These investments, consisting primarily of corporate bonds, corporate securities, government, municipal debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 27, 2007, would cause the fair value of these available-for-sale investments to decline by approximately $4.1 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We have not experienced any material losses on our available-for-sale investments.

Our investment portfolio also includes common stock holdings in Blue Coat (see Note 16 of the Consolidated Financial Statements). We are exposed to fluctuations in the market price of our investment in this company. At the same time, we are precluded from selling these shares until September 2007. As a result of these factors, the amount of income and cash flow that we ultimately realize from this investment may vary materially from the current unrealized amount. A hypothetical 10 percent decrease in the fair market value from fair market value at April 27, 2007 would cause the fair value of this investment to decrease by approximately $1.3 million.

Lease Commitments — As of April 27, 2007, we have two arrangements with BNP to lease our land for a period of 50 years to construct approximately 380,000 square feet of office space and a parking structure costing up to $103.5 million. After completion of construction, we will pay minimum lease payments, which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread. We expect to pay lease payments on the first lease in October 2007 for a term of five years, and the second lease in September 2008 for a term of five years. We have the option to renew both leases for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at April 27, 2007 would increase our total lease payments under the initial five-year term by approximately $2.8 million. We do not currently hedge against market interest rate increases. As cash from operating cash flows is invested in a higher interest rate environment, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant increase in market interest rate.

Debt Obligation — We have an outstanding variable rate term loan totaling $85.1 million as of April 27, 2007. Under terms of these arrangements, we expect to pay interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at April 27, 2007 would increase our total interest payments by approximately $0.4 million. We do not currently use derivatives to manage interest rate risk.

Non-Marketable securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investment. Accordingly, we could lose all or part of this investment if there is an adverse change in the market price of the company we invest in. Our investments in nonmarketable securities had a carrying amount of $8.9 million as of April 27, 2007 and $11.0 million as of April 28, 2006. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Income. In fiscal 2007, we recorded a noncash, other-than-temporary write-down of $2.1 million related to impairment of our investment in two privately-held companies.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at April 27, 2007, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 27, 2007 (in thousands):

			Notional	Notional
		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
EUR	Sell	156,155	$211,846	$212,838
GBP	Sell	33,418	$66,507	$66,698
CAD	Sell	24,186	$21,670	$21,672
Other	Sell	N/A	$20,190	$20,194
AUD	Buy	23,654	$19,582	$19,581
Other	Buy	N/A	$5,981	$5,981
Option contracts:
EUR	Sell	13,000	$17,711	$17,823
GBP	Sell	2,000	$3,992	$4,020

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 28, 2006 (in thousands):

			Notional	Notional
		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	USD	in USD

Forward contracts:
EUR	Sell	145,804	$183,852	$184,716
GBP	Sell	45,292	$82,258	$82,614
CAD	Sell	13,493	$12,072	$12,065
Other	Sell	N/A	$10,191	$10,190
AUD	Buy	13,866	$10,509	$10,508
EUR	Buy	12,092	$15,156	$15,322
GBP	Buy	2,851	$5,129	$5,201
Other	Buy	N/A	$7,073	$7,075
Option contracts:
EUR	Sell	10,000	$12,655	$12,778
GBP	Sell	2,500	$4,559	$4,598

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Network Appliance, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Network Appliance, Inc. and subsidiaries (the “Company”) as of April 27, 2007 and April 28, 2006, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income (loss) for the years ended April 27, 2007, April 28, 2006, and April 29, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Network Appliance, Inc. and subsidiaries as of April 27, 2007 and April 28, 2006, and the results of their operations and their cash flows for the years ended April 27, 2007, April 28, 2006, and April 29, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2007, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 27, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
June 25, 2007

NETWORK APPLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	April 27,	April 28,
	2007	2006
	(In thousands, except per
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$489,079	$461,256
Short-term investments	819,702	861,636
Accounts receivable, net of allowances of $2,572 in 2007 and $2,380 in 2006	591,324	415,295
Inventories	54,880	64,452
Prepaid expenses and other assets	56,765	43,536
Short-term restricted cash and investments	118,312	138,539
Short-term deferred income taxes	110,741	48,496

Total current assets	2,240,803	2,033,210
Property and Equipment, net	603,523	513,193
Goodwill	601,056	487,535
Intangible Assets, net	83,009	75,051
Long-Term Restricted Cash and Investments	3,639	108,371
Long-Term Deferred Income Taxes and Other Assets	126,448	43,605

	$3,658,478	$3,260,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$85,110	$166,211
Accounts payable	144,112	101,278
Income taxes payable	53,371	51,577
Accrued compensation and related benefits	177,327	129,636
Other accrued liabilities	97,017	69,073
Deferred revenue	630,610	399,388

Total current liabilities	1,187,547	917,163
Long-Term Debt	—	133,789
Long-Term Deferred Revenue	472,423	282,149
Other Long-Term Obligations	9,487	4,411

	1,669,457	1,337,512

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; shares outstanding: none in 2007 and 2006	—	—
Common stock, $0.001 par value; 885,000 shares authorized: shares issued: 421,623 in 2007 and 407,994 in 2006	422	408
Additional paid-in capital	2,380,623	1,872,962
Deferred stock compensation	—	(49,266)
Treasury stock at cost (54,593 shares in 2007, and 31,996 shares in 2006)	(1,623,691)	(817,983)
Retained earnings	1,226,165	928,430
Accumulated other comprehensive income (loss)	5,502	(11,098)

Total stockholders’ equity	1,989,021	1,923,453

	$3,658,478	$3,260,965

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues
Product	$2,085,898	$1,577,435	$1,260,611
Software upgrade and maintenance arrangements	341,258	239,139	169,726
Service	377,126	249,882	167,794

Total revenues	2,804,282	2,066,456	1,598,131

Cost of Revenues
Cost of product	815,928	616,576	482,704
Cost of software upgrade and maintenance arrangements	10,210	8,370	5,176
Cost of service	273,644	185,049	135,203

Total cost of revenues	1,099,782	809,995	623,083

Gross margin	1,704,500	1,256,461	975,048

Operating Expenses:
Sales and marketing	895,813	599,140	468,200
Research and development	385,357	251,330	176,300
General and administrative	147,501	92,817	77,632
Acquired in-process research and development	—	5,000	—
Restructuring recoveries	(74)	(117)	(271)
Gain on sale of assets	(25,339)	—	—

Total operating expenses	1,403,258	948,170	721,861

Income from Operations	301,242	308,291	253,187
Other Income (Expenses), net:
Interest income	68,837	41,519	24,249
Interest expense	(11,642)	(1,283)	(97)
Net (loss) gain on investments	(1,538)	101	41
Other income (expenses), net	2,829	1,644	(1,152)

Total other income, net	58,486	41,981	23,041

Income Before Income Taxes	359,728	350,272	276,228
Provision for Income Taxes	61,993	83,820	50,474

Net Income	$297,735	$266,452	$225,754

Net Income per Share:
Basic	$0.80	$0.72	$0.63

Diluted	$0.77	$0.69	$0.59

Shares Used in Net Income per Share Calculations:
Basic	371,204	371,061	361,009

Diluted	388,454	388,381	380,412

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income	$297,735	$266,452	$225,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,391	63,679	54,459
Acquired in-process research and development	—	5,000	—
Amortization of intangible assets	21,460	16,136	9,332
Amortization of patents	1,982	1,982	1,833
Stock-based compensation	163,033	13,293	8,148
Net loss (gain) on investments	1,538	(101)	(70)
Gain on sale of assets	(25,339)	—	—
Loss on disposal of equipment	773	1,381	1,990
Allowance for doubtful accounts	928	46	1,110
Deferred income taxes	(19,523)	1,545	6,321
Deferred rent	1,033	669	294
Excess tax benefit from stock-based compensation	(63,159)	—	—
Changes in assets and liabilities:
Accounts receivable	(175,231)	(116,816)	(103,352)
Inventories	9,908	(46,247)	(14,996)
Prepaid expenses and other assets	(6,366)	(12,964)	(2,336)
Accounts payable	36,589	17,405	30,460
Income taxes payable	50,126	72,669	32,541
Accrued compensation and related benefits	43,612	28,353	33,828
Other accrued liabilities	16,638	8,571	7,369
Deferred revenue	421,328	233,229	169,433

Net cash provided by operating activities	864,456	554,282	462,118

Cash Flows from Investing Activities:
Purchases of investments	(2,630,350)	(1,029,412)	(872,237)
Redemptions of investments	2,690,326	900,863	605,426
Redemptions of restricted investments	127,881	—	—
Change in restricted cash	290	(1,678)	—
Purchase of patents	—	—	(895)
Proceeds from sale of assets	23,914	—	—
Purchases of property and equipment	(165,828)	(132,915)	(93,568)
Purchases of nonmarketable securities	(1,583)	(9,275)	(425)
Proceeds from sales of nonmarketable securities	2,813	130	347
Proceeds from disposal of property and equipment	—	32	—
Payments for split-dollar insurance premiums	—	—	(183)
Reimbursements for split-dollar insurance premiums	—	—	10,227
Purchase of businesses, net of cash acquired	(131,241)	(53,747)	—

Net cash used in investing activities	(83,778)	(326,002)	(351,308)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	215,453	232,745	181,922
Excess tax benefit from stock-based compensation	63,159	—	—
Proceeds from debt	—	300,000	—
Repayment of debt	(214,890)	—	—
Tax withholding payments reimbursed by restricted stock	(5,272)	(1,062)	(1,122)
Repurchases of common stock	(805,708)	(488,908)	(192,903)

Net cash provided by (used in) financing activities	(747,258)	42,775	(12,103)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,597)	(3,341)	2,507

Net Increase in Cash and Cash Equivalents	27,823	267,714	101,214
Cash and Cash Equivalents:
Beginning of year	461,256	193,542	92,328

End of year	$489,079	$461,256	$193,542

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock			Treasury Stock				Accumulated
			Additional			Deferred		Other
			Paid-in		Treasury	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Earnings	Income (Loss)	Total
	(In thousands)

Balances, April 30, 2004	364,335	$364	$1,138,158	(6,853)	$(136,172)	$(23,348)	$436,224	$622	$1,415,848
Components of comprehensive income:
Net income	—	—	—	—	—	—	225,754	—	225,754
Currency translation adjustment	—	—	—	—	—	—	—	81	81
Unrealized gain on derivatives	—	—	—	—	—	—	—	(201)	(201)
Unrealized loss on investments, net	—	—	—	—	—	—	—	(4,552)	(4,552)

Total comprehensive income									221,082
Issuance of common stock related to employee transactions	17,111	17	181,905	—	—	—	—	—	181,922
Issuance of restricted stock	10	—	—	—	—	—	—	—	—
Spinnaker restricted stock units exercises	98	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(37)	—	(1,122)	—	—	—	—	—	(1,122)
Repurchase of common stock	—	—	—	(7,713)	(192,903)	—	—	—	(192,903)
Repurchase of Spinnaker restricted stock units	(3)	—	—	—	—	—	—	—	—
Repurchase of restricted stock	(5)	—	—	—	—	—	—	—	—
Deferred stock compensation	—	—	1,401	—	—	(1,401)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	7,720	—	—	7,720
Reversal of deferred stock compensation due to employee terminations	—	—	(1,247)	—	—	1,247	—	—	—
Stock compensation expense — nonemployee	—	—	428	—	—	—	—	—	428
Income tax benefit from employee stock transactions	—	—	27,829	—	—	—	—	—	27,829

Balances, April 29, 2005	381,509	$381	$1,347,352	(14,566)	$(329,075)	$(15,782)	$661,978	$(4,050)	$1,660,804
Components of comprehensive income:
Net income	—	—	—	—	—	—	266,452	—	266,452
Currency translation adjustment	—	—	—	—	—	—	—	(914)	(914)
Unrealized gain on derivatives	—	—	—	—	—	—	—	(4,271)	(4,271)
Unrealized loss on investments, net	—	—	—	—	—	—	—	(1,863)	(1,863)

Total comprehensive income									259,404
Issuance of common stock related to employee transactions	18,081	18	232,726	—	—	—	—	—	232,744
Spinnaker restricted stock units exercises	98	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(34)	—	(1,062)	—	—	—	—	—	(1,062)
Repurchase of common stock	—	—	—	(17,430)	(488,908)	—	—	—	(488,908)
Repurchase of restricted stock	(15)	—	—	—	—	—	—	—	—
Issuance of common stock to acquire Decru, Inc.	8,270	9	191,865	—	—	—	—	—	191,874
Assumption of options in connection with Decru	—	—	36,142	—	—	(18,549)	—	—	17,593
Assumption of options in connection with Alacritus	—	—	2,314	—	—	(1,199)	—	—	1,115
Deferred stock compensation	85	—	29,855	—	—	(29,855)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	13,233	—	—	13,233
Reversal of deferred stock compensation due to employee terminations	—	—	(2,886)	—	—	2,886	—	—	—
Stock compensation expense — nonemployee	—	—	60	—	—	—	—	—	60
Income tax benefit from employee stock transactions	—	—	36,596	—	—	—	—	—	36,596

Balances, April 28, 2006	407,994	$408	$1,872,962	(31,996)	$(817,983)	$(49,266)	$928,430	$(11,098)	$1,923,453
Components of comprehensive income:
Net income	—	—	—	—	—	—	297,735	—	297,735
Currency translation adjustment	—	—	—	—	—	—	—	2,954	2,954
Unrealized gain on investments, net	—	—	—	—	—	—	—	15,183	15,183
Unrealized gain on derivatives	—	—	—	—	—	—	—	(1,537)	(1,537)

Total comprehensive income									314,335
Issuance of common stock related to employee transactions	13,308	14	215,439	—	—	—	—	—	215,453
Restricted stock awards issued	125	—	—	—	—	—	—	—	—
Restricted stock awards cancelled	(5)	—	—	—	—	—	—	—	—
Restricted stock units vested	43	—	—	—	—	—	—	—	—
Decru NQ auto exercises	233	—	—	—	—	—	—	—	—
Restricted stock units exercises	75	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(150)	—	(5,272)	—	—	—	—	—	(5,272)
Repurchase of common stock	—	—	—	(22,597)	(805,708)	—	—	—	(805,708)
Repurchase of restricted stock — Decru	—	—	(1)	—	—	—	—	—	(1)
Assumption of options in connection with Topio	—	—	8,369	—	—	—	—	—	8,369
Deferred stock compensation	—	—	(49,266)	—	—	49,266	—	—	—
Stock compensation expense — employee	—	—	163,356	—	—	—	—	—	163,356
Income tax benefit from employee stock transactions	—	—	175,036	—	—	—	—	—	175,036

Balances, April 27, 2007	421,623	$422	$2,380,623	(54,593)	$(1,623,691)	$—	$1,226,165	$5,502	$1,989,021

See notes to consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data)

1.	The Company

Based in Sunnyvale, California, Network Appliance was incorporated in California in April 1992 and reincorporated in Delaware in November 2001. Network Appliance, Inc. (“we” or “the Company”) is a supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data. Network Appliance solutions are the data management and storage foundation for many of the world’s leading corporations and government agencies.

2.	Significant Accounting Policies

Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2007, 2006, and 2005 were all 52-week fiscal years.

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

Available-for-Sale Investments — Available-for-sale investments with original maturities of greater than three months are classified as short-term investments as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. All of our investments are classified as available-for-sale, are carried at fair market value, and unrealized gains or losses are recorded, net of taxes in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. The fair value of our available-for-sale investments was $935,762 and $1,102,787 as of April 27, 2007, and April 28, 2006, respectively.

Restricted Investments — We have available-for-sale investments that are pledged as collateral pursuant to the Loan Agreement entered into with JPMorgan Chase Bank. These investments are classified as short-term and long-term restricted investment in our Consolidated Balance Sheets in accordance with the investment maturity and loan repayment schedule.

Investments in Nonpublic Companies — We have certain investments in nonpublicly-traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence and accordingly, we account for these investments under the cost method. As of April 27, 2007 and April 28, 2006, $8,932 and $11,020 of these investments are included in other long-term assets on the balance sheet. We perform periodic reviews of our investments for impairment.

Other-than-temporary Impairment — All of our available-for-sale investments and nonmarketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time,

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. For nonmarketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities and general market conditions in the investees’ industry.

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

Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The land at the Sunnyvale headquarters site and Research Triangle Park (“RTP”), North Carolina, are not depreciated but are reviewed for impairment similar to our review of goodwill and intangible assets discussed below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Building improvements are amortized over the estimated lives of the assets, which range from 10 to 40 years. Construction in progress will be amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

We review the carrying values of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the asset.

Goodwill and Purchased Intangible Assets — Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” We recorded goodwill and identifiable intangibles related to the acquisitions and evaluate these items for impairment on an annual basis, or sooner if events or changes in circumstances indicate that carrying values may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required. We performed an annual impairment test of goodwill as of February 23, 2007, and February 24, 2006, respectively, and found no impairment.

Purchased intangible assets include patents, trademarks, tradenames, customer contracts/relationships and covenants not to compete, which are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over estimated useful lives of the assets, which range from 18 months to six years. See Note 14, “Goodwill and Purchased Intangible Assets.”

Revenue Recognition — We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. We recognize revenue when:

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

Our multiple element arrangements include our systems and generally may also include one or more of the following undelivered software-related elements: software upgrade and maintenance arrangements, premium hardware maintenance, and storage review services. Our software upgrade and maintenance arrangements entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenues from software upgrade and maintenance arrangements, premium hardware maintenance services and storage review services are recognized ratably over the contractual term, generally from one to three years. Standard hardware warranty costs are considered an obligation under SFAS No. 5, Accounting for Contingencies and expensed as a cost of service when revenue is recognized. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory. For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

For our undelivered software-related elements, we apply the provisions of SOP No. 97-2 and determine fair value of these undelivered elements based on vendor-specific objective evidence (“VSOE”), which for us consists of the prices charged when these services are sold separately either alone, in the case of software upgrade and maintenance arrangements, or as a bundled element which always includes software upgrade and maintenance arrangements and premium hardware maintenance, and may also include storage review services. To determine the fair value of these elements, we analyze both the selling prices when elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE of fair value for the undelivered elements. If VSOE cannot be obtained to establish fair value of the undelivered elements, paragraph 12 of SOP No. 97-2 would require that revenue from the entire arrangement be initially deferred and recognized ratably over the period these elements are delivered.

For income statement presentation purposes, once fair value has been determined for our undelivered bundled elements, we allocate revenue first to software upgrade and maintenance arrangements based on VSOE of its separate fair value, and then the residual is allocated to other service revenues.

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, current trends, and our expectations regarding future experience. We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust them for future expectations to

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the adequacy of our current and future reserve needs. If actual future returns and allowances differ from past experience, additional allowances may be required.

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for doubtful accounts as of April 27, 2007, was $2,572, compared to $2,380 as of April 28, 2006. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Revenues — Deferred revenues consist primarily of amounts related to the software upgrade and maintenance arrangements and other service arrangements described in revenue recognition above.

Software Development Costs — The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed.” Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented. In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design, and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of our systems, as well as consulting costs. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally three years. We did not capitalize any software development costs in fiscal 2007 and 2006.

Income Taxes — Deferred income tax assets and liabilities are provided for temporary differences that will result in future tax deductions or income in future periods, as well as the future benefit of tax credit carryforwards. A valuation allowance reduces tax assets to their estimated realizable value. In years prior to fiscal 2006, U.S. income taxes were not provided on that portion of unremitted earnings of foreign subsidiaries that were expected to be reinvested indefinitely. The Jobs Act created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. During the fourth quarter of fiscal 2006, we repatriated $405,500 of accumulated foreign earnings and recorded a $22,500 federal and state income tax liability upon the remittance of those foreign earnings. As of our fiscal year ended April 27, 2007, the amount of accumulated unremitted earnings from our foreign subsidiaries under APB No. 23 is approximately $330,000.

In addition, we record liabilities related to uncertain income tax positions. Determining these liabilities requires us to make significant estimates and judgments as to whether, and the extent to which, additional taxes may be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world. Our estimates are based on the outcomes of previous audits, as well as the precedents set in cases in which others have taken similar tax positions to those taken by us. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such a determination.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Instruments — We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged items through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. For all periods presented, realized gains and losses on the ineffective portion of our hedges were not material.

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

Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. Our major foreign currency exchange exposures and related hedging programs are described below:

Balance Sheet.  We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. In fiscal 2007, net gains generated by hedged assets and liabilities totaled $5,180, which were offset by losses on the related derivative instruments of $2,829. In fiscal 2006, net gains generated by hedged assets and liabilities totaled $3,505, which were offset by losses on the related derivative instruments of $1,681. In fiscal 2005, net gains generated by hedged assets and liabilities totaled $4,312, which were offset by losses on the related derivative instruments of $5,933.

The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

Forecasted Transactions.  We use currency forward contracts to hedge exposures related to forecasted sales and operating expenses denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as other comprehensive income until the forecasted transaction occurs.

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For fiscal years 2007, 2006, and 2005, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2007, 2006, and 2005.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 27, 2007, the notional fair values of foreign exchange forward and foreign currency option contracts totaled $368,807.

We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes.

Use of Estimates — The preparation of the consolidated financial statements and related disclosures is in conformity with accounting principles generally accepted in the United States of America and requires management to establish accounting policies which contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk and Allowance for Doubtful Accounts — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, foreign exchange contracts and accounts receivable. Cash, cash equivalents, short-term investments consist primarily of corporate bonds, U.S. government agencies, and money market funds, all of which are high investment grade. Our policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults. We sell our products primarily to large organizations in different industries and geographies. Credit risk is mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses.

Comprehensive Income — Comprehensive income is defined as the change in equity during a period from nonowner sources. Comprehensive income for the fiscal years 2007, 2006, and 2005 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income (loss).

The components of accumulated other comprehensive income (loss) at the end of each fiscal year, were as follows (net of related tax effects):

	2007	2006	2005

Accumulated translation adjustments	$3,321	$367	$1,283
Accumulated unrealized gain (loss) on available-for-sale investments	5,469	(9,714)	(5,444)
Accumulated unrealized gain (loss) on derivatives	(3,288)	(1,751)	111

Total accumulated other comprehensive income (loss)	$5,502	$(11,098)	$(4,050)

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005

Net Income	$297,735	$266,452	$225,754

Shares (Denominator):
Weighted average common shares outstanding	371,628	371,544	361,514
Weighted average common shares outstanding subject to repurchase	(424)	(483)	(505)

Shares used in basic computation	371,204	371,061	361,009
Weighted average common shares outstanding subject to repurchase	424	483	505
Diluted effect of stock options	16,826	16,837	18,898

Shares used in diluted computation	388,454	388,381	380,412

Net Income per Share:
Basic	$0.80	$0.72	$0.63

Diluted	$0.77	$0.69	$0.59

At April 27, 2007, April 28, 2006 and April 29, 2005, 22,827, 8,831, and 15,994, shares of common stock options with a weighted average exercise price of $45.00, $65.34, and $52.81 respectively, were excluded from the diluted net income per share computation, as their exercise prices were greater than the average market price of the common shares for the periods presented and would therefore be antidilutive.

Stock-Based Compensation — On April 29, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which required us to measure and recognize compensation expense for all stock-based payments awards, including employee stock options, restricted stock units and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and to recognize the costs in our financial statements over the employees’ requisite service period. Total stock-based compensation expense recognized in fiscal 2007 was $163,033.

The fair value of employee restricted stock units are equal to the market value of our common stock on the date the award is granted. Calculating the fair value of employee stock options and the rights to purchase shares under the employee stock purchase plans requires estimates and significant judgment. We use the Black-Scholes option pricing model to estimate the fair value of these awards, consistent with the provisions of SFAS No. 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options and forfeiture rate. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. As of April 29, 2006, the contractual life of our stock options was shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. Our stock price volatility assumption is based on an implied volatility of call options and dealer quotes on call options, generally having a term of greater than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of our stock-based awards, the related stock-based compensation expense and, consequently, our results of operations. Likewise, the shortening of the contractual life of our options could change the estimated exercise behavior in a manner other than currently expected.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, SFAS 123R requires that we estimate the number of stock-based awards that will be forfeited due to employee turnover. Our forfeiture assumption is based primarily on historical experience. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization after April 28, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in our financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income and pro forma net income per share for fiscal 2006 and 2005, would be as follows:

	Years Ended
	April 28,	April 29,
	2006	2005

Net income as reported	$266,452	$225,754
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	7,976	4,607
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(98,762)	(81,745)

Pro forma net income	$175,666	$148,616

Basic net income per share, as reported	$0.72	$0.63

Diluted net income per share, as reported	$0.69	$0.59

Basic net income per share, pro forma	$0.47	$0.41

Diluted net income per share, pro forma	$0.45	$0.39

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we reflect cancellations and forfeitures due to employee terminations as they occurred.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows — Supplemental cash flows and noncash investing and financing activities are as follows:

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005

Supplemental Cash Flow Information:
Income taxes paid	$38,941	$13,730	$13,284
Income tax refund	4,237	4,262	12,399
Interest expense paid	10,584	1,239	97
Noncash Investing and Financing Activities:
Conversion of evaluation inventory to equipment	—	21,918	10,122
Deferred stock compensation, net of reversals	—	26,968	154
Income tax benefit from employee stock transactions	111,877	36,596	27,829
Acquisition of property and equipment on account	11,226	4,618	—
Reclassification of restricted investments	—	241,152	—
Stock issued for acquisition	—	191,874	—
Options assumed for acquired business	8,369	38,456	—
Interest accrued for debt	373	44	—
Goodwill adjustment related to acquisitions/divestiture	1,179	3,553	—
Common stocks received from sale of assets	4,637	—	—

Recently Issued Accounting Standards — In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning April 27, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning April 27, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We adopted SAB 108 in the fourth quarter of fiscal 2007 and its adoption did not have an impact on our results of operations or financial condition.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109), and substantially changes the applicable accounting model. We are required to adopt FIN No. 48 for our fiscal year beginning April 28, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial condition.

3.	Balance Sheet Components

Short-Term Investments

The following is a summary of investments at April 27, 2007:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$544,334	$398	$1,484	$543,248
Auction rate securities	114,415	—	—	114,415
Corporate securities	113,084	24	7	113,101
U.S. government agencies	218,492	12	753	217,751
U.S. Treasuries	10,097	—	112	9,985
Municipal bonds	3,769	—	11	3,758
Marketable equity securities	4,637	8,276	—	12,913
Money market funds	84,961	—	—	84,961

Total debt and equity securities	1,093,789	8,710	2,367	1,100,132
Less cash equivalents	164,347	23	—	164,370
Less short-term restricted investments	116,950	—	890	116,060	(1)
Less long-term restricted investments	—	—	—	—	(1)

Short-term investments	$812,492	$8,687	$1,477	$819,702

Marketable equity securities consist of shares of common stock in Blue Coat Systems, Inc. received in connection with the sale of assets of NetCache (See Note 16.)

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of investments at April 28, 2006:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$469,135	$9	$5,339	$463,805
Auction rate securities	325,608	1	—	325,609
Corporate securities	4,945	—	3	4,942
U.S. government agencies	286,983	—	3,812	283,171
U.S. Treasuries	20,189	—	386	19,803
Municipal bonds	5,024	—	65	4,959
Money market funds	472,722	17	114	472,625

Total debt and equity securities	1,584,606	27	9,719	1,574,914
Less cash equivalents	472,224	17	114	472,127
Less short-term restricted investments	138,215	—	1,507	136,708	(2)
Less long-term restricted investments	106,616	—	2,173	104,443	(2)

Short-term investments	$867,551	$10	$5,925	$861,636

(1)	As of April 27, 2007, we have pledged $116,060 of short-term restricted investments for the Tranche A term loan as defined in the Loan Agreement (see Note 6.) In addition, we have short-term and long-term restricted cash of $2,252 and $3,639, respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of April 27, 2007.

(2)	As of April 28, 2006, we have pledged $136,708 and $104,443 of short-term and long-term restricted investments, respectively, for the Tranche A term loan as defined in Loan Agreement (see Note 6.) In addition, we have short-term and long-term restricted cash of $1,831 and $3,928, respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of April 28, 2006.

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income and have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 27, 2007.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$160,031	$(694)	$207,685	$(790)	$367,716	$(1,484)
Corporate securities	16,643	(7)	—	—	16,643	(7)
U.S. government agencies	103,964	(489)	85,242	(264)	189,206	(753)
U.S. treasury	9,984	(112)	—	—	9,984	(112)
Municipal bonds	2,172	(8)	1,586	(3)	3,758	(11)

Total	$292,794	$(1,310)	$294,513	$(1,057)	$587,307	$(2,367)

The unrealized losses on our investments in Corporate Bonds and U.S. government agencies were caused by interest rate increases. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at April 27, 2007.

Inventories

	Years Ended
	April 27,	April 28,
	2007	2006

Purchased components	$19,429	$17,231
Work-in-process	5	744
Finished goods	35,446	46,477

	$54,880	$64,452

Property and Equipment

	Years Ended
	April 27,	April 28,	Depreciation
	2007	2006	Life (Years)

Land	$163,837	$163,581
Buildings and building improvements	223,720	186,229	10-40
Leasehold improvements	45,476	32,113	3-5
Computers, related equipment, and purchased software	385,355	298,703	3
Furniture	42,650	35,223	5
Construction-in-progress	43,708	42,758

	904,746	758,607
Accumulated depreciation and amortization	(301,223)	(245,414)

	$603,523	$513,193

4.	Commitments and Contingencies

The following summarizes our commitments and contingencies at April 27, 2007, and the effect such obligations may have on our future periods:

	2008	2009	2010	2011	2012	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$21,771	$20,855	$17,557	$14,561	$10,501	$28,809	$114,054
Real estate lease payments(2)	1,296	4,722	5,972	5,972	5,972	93,901	117,835
Equipment operating lease payments(3)	10,358	8,102	2,207	9	—	—	20,676
Venture capital funding commitments(4)	290	278	265	253	21	—	1,107
Capital expenditures(5)	5,027	—	—	—	—	—	5,027
Communications and maintenance(6)	17,688	12,242	5,315	595	17	—	35,857

Total Contractual Cash Obligations	$56,430	$46,199	$31,316	$21,390	$16,511	$122,710	$294,556

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2009	2010	2011	2012	Thereafter	Total

Other Commercial Commitments:
Letters of credit(7)	$2,685	$310	$—	$—	$—	$369	$3,364

(1)	We lease sales offices and research and development facilities throughout the U.S. and internationally. These sales offices are leased under operating leases which expire through fiscal 2016. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Rent operating lease payments in the table exclude lease payments which are accrued as part of our fiscal 2002 restructurings (See Note 13) and include only rent lease commitments that are over one year. Total rent expense for all facilities was $23,986 for year ended April 27, 2007, and $18,787, and $18,595 for years ended April 28, 2006 and April 29, 2005, respectively. Rent expense under our facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued liabilities or long-term obligations in the accompanying Consolidated Balance Sheets.

(2)	Included in the above contractual cash obligations pursuant to the two financing arrangements with BNP Paribas LLC (“BNP”), discussed below, are (a) lease commitments of $1,296 in fiscal 2008; $4,722 in fiscal 2009, $5,972 in each of the fiscal years 2010, 2011, and 2012, $4,676 in fiscal 2013; and $1,250 in fiscal 2014, which are based on the London Interbank Offered Rate (“LIBOR”) rate at April 27, 2007 for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $87,975 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

On December 16, 2005, we entered into financing, construction, and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office space costing up to $38,500. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (5.77% at April 27, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in October 2007 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $38,500, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $32,725, and be liable for any deficiency between the net proceeds received from the third party and $32,725, or (iii) pay BNP a supplemental payment of $32,725, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

On December 14, 2006, we entered into additional financing, construction, and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 190,000 square feet of office

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

space and parking structure costing up to $65,000. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (5.77% at April 27, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in September 2008 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $65,000, (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $55,250, and be liable for any deficiency between the net proceeds received from the third party and $55,250, or (iii) pay BNP a supplemental payment of $55,250, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

Both leases also require us to maintain specified financial covenants with which we were in compliance as of April 27, 2007. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

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

The General Services Administration (“GSA”) is currently auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. The exact date for completion of the audit and the subsequent negotiation process is unknown and may not be concluded for some time. Our management does not believe, based upon information currently known to us that the final resolution of our audit will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows.

5.	Line of Credit

In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. Under terms of the credit facility, which expires in December 2007, we must maintain various financial covenants, with which we are in compliance. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lender’s “prime” lending rate, such rate determined at our discretion. As of April 27, 2007, the amounts allocated under the credit facility to support certain of our outstanding letters of credit amounted to $2,064.

We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $325,000, of which $7,318 was available at April 27, 2007.

6.	Debt

On March 31, 2006, Network Appliance Global LTD. (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with the lenders and JPMorgan Chase Bank, National Association, as administrative agent. The Loan Agreement provides for a term loan available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The proceeds of the term loan were used to finance a 2006 dividend from Global to the Company under the American Jobs Creation Act. The Tranche A term loan together with accrued and unpaid interest are due in full on the maturity date of March 31, 2008. During fiscal 2007, we made repayments of $214,890 on the term loan. The Tranche A term loan is secured by certain investments totaling $116,060 as of April 27, 2007, held by Global. The Tranche B term loan was fully repaid as of January 26, 2007. Loan repayments of $85,110 are due in fiscal 2008.

Interest for the term loan accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 5.45% at April 27, 2007.

As of April 27, 2007, Global was in compliance with all debt covenants as required by the Loan Agreement.

7.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation

Effective April 29, 2006, we adopted SFAS No. 123R, “Share-Based Payments,” which provides guidance on accounting for stock-based awards for employee services. We elected to adopt the modified prospective method, and accordingly we were not required to restate our prior period financial statements.

Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, stock-based compensation expense had not been recognized in our consolidated statement of operations, other than those related to acquisitions and restricted stock awards. As a result of adopting SFAS No. 123R, pretax stock-based compensation expense recorded for fiscal 2007 of $163,033 was related to employee stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and employee stock purchases under our Employee Stock Purchase Plan. Pretax stock-based compensation expense of $13,293 for fiscal 2006, which we recorded under APB No. 25, was related to RSUs, RSAs, and options assumed from acquisitions.

As a result of adoption of SFAS No. 123R, our income from operations and net income for fiscal 2007 were $142,338 and $118,078 lower, respectively, than they would have been if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for fiscal 2007, were $0.32 and $0.30 lower, respectively, than they would have been if we had continued to account for share-based compensation under APB No. 25.

As required by SFAS No. 123R, we eliminated the unamortized deferred stock compensation of $49,266 on April 29, 2006. Our common stock and additional paid-in capital were also reduced by the same amount and had been included in the Stockholders’ Equity of our Consolidated Balance Sheets as of April 28, 2006.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R Stock-Based Compensation Expense

The stock-based compensation expenses included in the Consolidated Statement of Income for fiscal 2007 are as follows:

Year Ended
April 27, 2007

Cost of product revenue	$3,720
Cost of service revenue	10,088
Sales and marketing	71,701
Research and development	51,323
General and administrative	26,201

Total stock-based compensation expense before income taxes	163,033
Income taxes	(29,525)

Total stock-based compensation expense after income taxes	133,508

The following table summarizes stock-based compensation associated with each type of award:

Year Ended
April 27, 2007

Employee stock options and awards	$150,257
Employee stock purchase plan (“ESPP”)	13,099
Amounts (capitalized in) reduced from inventory	(323)

Total stock-based compensation expense before income taxes	163,033
Income taxes	(29,525)

Total stock-based compensation expense after income taxes	133,508

In conjunction with the adoption of SFAS No. 123R, we changed our accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB No. 25, as allowed under SFAS No. 123, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to April 28, 2006 will continue to be recognized using the accelerated multiple-option method. Compensation expense for all stock-based payment awards expected to vest that were granted subsequent to April 28, 2006 is recognized on a straight-line basis under the single-option approach.

Income Tax Benefits Recorded in Stockholders Equity

For fiscal 2007, the total income tax benefit associated with employee stock transactions and recognized in the statement of stockholders equity was $175,036. For fiscal 2006, the total income tax benefit associated with employee stock transactions was $36,596.

Income Tax Effects on Statements of Cash Flows

In accordance with SFAS No. 123R, we have presented the cash-related tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows for fiscal year 2007. Prior to the adoption of SFAS No. 123R, tax benefits of stock option exercises were presented as operating cash flows. Tax benefits, related to tax deductions in excess of the compensation cost recognized, of $63,159 presented as financing cash flows for fiscal year 2007, would have been classified as operating cash flows if we had not adopted SFAS No. 123R.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

In compliance with SFAS No. 123R, we estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Option Plans			Employee Stock Purchase Plan
	Years Ended			Years Ended
	April 27,	April 28,	April 29,	April 27,	April 28,	April 29,
	2007	2006	2005	2007	2006	2005

Expected Life (in years)(1)	3.99	3.85	3.74	0.50	0.50	0.50
Risk-free interest rate(2)	4% - 5%	4% - 5%	3% - 4%	4% - 5%	3% - 5%	1% - 3%
Volatility(3)	32% - 38%	66% - 69%	70% - 73%	32% - 38%	66% - 69%	70% - 73%
Expected dividend(4)	—	—	—	—	—	—

(1)	The expected life for our option plans represented the period that our stock-based award was expected to be outstanding and was determined based on historical experience on similar awards. The expected life of 0.5 years for the purchase plan was based on the term of the purchase period of the purchase plan.

(2)	The risk-free interest rate for the options was based upon U.S. Treasury bills with equivalent expected terms of our employee stock-based award. The risk-free interest rate for purchases was based upon U.S. Treasury bills yield curve in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility. Prior to adoption of SFAS No. 123R, we estimated volatility based upon historical volatility rates as required by SFAS No. 123.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

As required by SFAS No. 123R, beginning in fiscal 2007, we estimate our forfeiture rates based on historical voluntary termination behavior.

Equity Incentive Programs

Stock Option Plans — In September 1995, we adopted the 1995 Stock Incentive Plan (“the 1995 Plan”). All outstanding options issued under a previous option plan were incorporated into the 1995 Plan upon the effectiveness of our initial public offering.

Under the 1995 Plan, the Board of Directors may grant to employees, directors, and consultants options to purchase shares of our common stock. The 1995 Plan comprises three separate equity incentive programs: (i) the Discretionary Option Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Salary Investment Option Grant Program under which the company’s officers and other highly compensated employees may elect to have a portion of their base salary reduced in return for stock options, and (iii) the Stock Issuance Program under which eligible persons may be issued shares of Common Stock directly. Options granted under the 1995 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than 10 years after the date of grant.

In April 1997, the Board of Directors adopted the Special Nonofficer Stock Option Plan (“the Nonofficer Plan”) which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Nonofficer Plan allows only for the issuance of nonqualified options to nonofficer employees.

In August 1999, the Board of Directors adopted the 1999 Stock Option Plan (“the 1999 Plan”), which comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals during the service period at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive the appreciation in Fair Market Value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of Common Stock directly; (iv) the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares and performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved; and (v) the Automatic Option Grant Program under which nonemployee board members automatically receive option grants at designated intervals over their period of board service.

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

Under the 1999 Plan, the Board of Directors may grant to employees, directors, and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest over a four-year period. Options granted prior to April 29, 2006, have a term of no more than 10 years after the date of grant and those granted after April 29, 2006 have a term of no more than seven years, subject to earlier termination upon the occurrence of certain events. In fiscal 2004, the 1999 Plan was amended to create the Stock Issuance Program, whereby eligible individuals may be issued shares of common stock directly, either through the issuance or immediate purchase of these shares or as a bonus for services rendered. In fiscal 2005, the 1999 Plan was amended to increase the share reserve by an additional 10,200 shares of common stock; to create the Stock Appreciation Right Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in Fair Market Value of the shares; to create the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares and performance units that result in payment to the participant only if performance goals or other vesting criteria are achieved; and to prohibit the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. In fiscal 2006, the 1999 Plan was amended to increase the share reserve by an additional 10,600 shares of common stock and limit the number of shares that may be issued pursuant to full value awards that may be granted under the Stock Issuance Program or the Performance Share and Performance Unit Program. In fiscal 2007, the 1999 Plan was amended to increase the share reserve by an additional 10,900 shares of common stock and to increase Director compensation under the Automatic Option Grant Program from an option to purchase 15,000 shares to an option to purchase 20,000 shares. There have been no repricing to date under any of the plans, and no stock appreciation rights have been issued.

In fiscal 2007, we assumed two stock option plans in connection with our acquisition of Topio (see Note 12.) Under the terms of the merger agreement, options and restricted stock units to purchase 858 shares were exchanged at certain exchange ratios. The options granted under these plans generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. The restricted stock units generally vest at a rate of 50% on the first and second annual anniversaries of the vesting commencement date.

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options
	Shares		Weighted	Weighted
	Available		Average	Average	Aggregate
	for	Number	Exercise	Remaining	Intrinsic
	Grant	of Shares	Price	Contractual Term	Value

Balances, April 30, 2004 (54,923 options exercisable at a weighted average exercise price of $21.98)	20,784	76,851	20.78
Additional shares reserved for plan	10,200	—	—
Options granted (weighted average fair value of $13.28)	(12,012)	12,012	24.96
Restricted stock units granted (weighted average fair value of $21.00)	(57)	57	—
Options exercised	—	(15,513)	10.36
Spinnaker restricted stock units exercised (weighted average fair value of $23.63)	—	(98)	—
Options expired	(5)	—	—
Options canceled	2,986	(2,986)	31.79
Spinnaker restricted stock units canceled	18	(18)	—

Balances, April 29, 2005 (49,019 options exercisable at a weighted average exercise price of $24.38)	21,914	70,305	23.24
Additional shares reserved for plan	10,600	—	—
Options granted (weighted average fair value of $15.58)	(13,420)	13,420	30.31
Assumed Decru and Alacritus plans	2,029	—	—
Assumed Decru options issued (weighted average fair value of $17.40)	(1,907)	1,907	11.86
Assumed Alacritus options issued (weighted average fair value of $14.76)	(79)	79	26.30
Assumed Alacritus restricted stock units issued (weighted average fair value of $14.76)	(43)	43	—
Restricted stock units granted (weighted average fair value of $37.00)	(638)	638	—
Options exercised	—	(16,399)	12.44
Restricted stock units exercised	—	(98)	—
Options expired	(96)	—	—
Options canceled	4,165	(4,165)	35.38
Restricted stock units canceled	21	(21)	—

Balances, April 28, 2006 (41,116 options exercisable at a weighted average exercise price of $26.57)	22,546	65,709	26.08
Additional shares reserved for plan	10,900	—	—
Options granted (weighted average fair value of $12.83)	(13,678)	13,678	35.51
Assumed Topio options registered	858	—	—
Restricted stock units granted (weighted average fair value of $37.58)	(753)	753	—
Options exercised	—	(11,908)	14.97
Restricted stock units exercised	—	(120)	—
Options forfeitures and canceled	3,039	(3,039)	38.36
Restricted stock units forfeitures and canceled	30	(30)	—
Options expired	(80)	—	—

Balances, April 27, 2007	22,862	65,043	$29.28

Options vested and expected to vest at April 27, 2007		60,952	$29.79	5.64	$715,679
Exercisable at April 27, 2007		39,095	$28.57	4.68	$576,612
RSUs vested and expected to vest at April 27, 2007		1,254	—	1.80	$47,422
Exercisable at April 27, 2007		—	—	—	—

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value for the fiscal 2007 grants as of the grant date was $12.83. The total intrinsic value of options exercised was $267,165, $302,954 and $280,670 for fiscal 2007, 2006, and 2005, respectively. We received $178,241 $203,977, and $160,656 from the exercise of stock options for fiscal 2007, 2006, and 2005, respectively.

Stock Issuance Program — Under the 1995 Stock Issuance Program, certain eligible persons may be issued shares of common stock directly. During fiscal 2007, 2006, and 2005, 125, 210 and 10 shares, respectively, of restricted stock awards were issued to certain employees. Prior to the adoption of SFAS No. 123R, the exercise price discount from fair market value of these shares has been recorded as deferred stock compensation expense in fiscal 2006 and 2005, which is being amortized ratably over its respective vesting periods, between three to four years. After the adoption of SFAS No. 123R in fiscal 2007, the fair value of these grants are recorded as part of the stock-based compensation. At April 27, 2007, 1,506 shares were available for future issuances under this program.

The following table summarizes our nonvested shares (restricted stock awards) as of April 27, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at April 28, 2006	228	$27.58
Awards granted	125	39.83
Awards vested	(83)	24.00
Awards canceled/expired/forfeited	(5)	29.24

Nonvested at April 27, 2007	265	$34.45

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during fiscal 2007 was $3,135. There was $47,467 of total unrecognized compensation expense as of April 27, 2007, related to restricted stock awards. The unrecognized compensation will be amortized over a weighted-average period of 3.0 years.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding under all option plans as of April 27, 2007:

					Options Exercisable
			Average	Weighted		Weighted
		Number	Remaining	Average		Average
Range of		Outstanding at	Contractual Life	Exercise	Number	Exercise
Exercise Prices		April 27, 2007	(In Years)	Price	Exercisable	Price

$ —	$0.01	1,451	3.14	$—	—	$—
0.15	5.00	2,217	2.52	3.13	1,802	3.81
5.01	10.00	3,315	4.81	9.24	3,259	9.28
10.24	15.00	3,398	3.00	11.81	3,395	11.82
15.21	20.00	7,921	5.15	17.21	7,065	17.00
20.16	25.00	11,700	5.95	22.00	8,949	21.75
25.64	30.00	5,653	8.03	28.54	2,043	28.68
30.88	35.00	11,914	7.00	32.38	4,246	32.07
35.83	45.00	10,388	6.85	39.05	1,250	40.11
46.56	55.00	4,230	3.01	53.53	4,230	53.53
56.94	122.19	2,856	3.04	88.85	2,856	88.85

$ —	$122.19	65,043	5.66	$29.28	39,095	$28.57

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. In fiscal 2007, the plan was amended to increase the share reserve by an additional 1,600 shares. In fiscal 2006 and 2005, the plan was amended to increase the share reserve by an additional 1,500 and 1,300 shares of common stock, respectively. Of the 19,000 shares authorized to be issued under this plan, 4,266 shares were available for issuance at April 27, 2007; 1,632, 1,575, and 1,598 shares were issued in fiscal 2007, 2006, and 2005, respectively, at a weighted average price of $22.78, $18.28, and $13.30 respectively.

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at April 27, 2007	722	$32.74	0.09	$3,658
Vested and expected to vest at April 27, 2007	699	$32.74	0.09	$3,540

The total intrinsic value of employee stock purchases was $20,462 and $16,778 for fiscal 2007 and 2006, respectively. The compensation cost for options purchased under the ESPP plan was $13,099 for fiscal 2007. This compensation cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.09 years.

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan during fiscal 2007:

Purchase Date	May 31, 2006
Shares issued	889
Purchase price per share	$19.69
Purchase date	November 30, 2006
Shares issued	744
Average purchase price per share	$26.48

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

Preferred Stock — Our Board of Directors has the authority to issue up to 5,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Deferred Stock Compensation — Prior to adoption of SFAS No. 123R in fiscal 2007, deferred stock compensation was recorded for the grant of stock awards or shares of restricted stock to employees at exercise prices deemed to be less than the fair value of our common stock on the grant date. Deferred stock compensation was also recorded for retention escrow shares withheld in accordance with the merger agreement. Deferred stock compensation was adjusted to reflect cancellations and forfeitures due to employee terminations as they occur. We recorded $29,855 and $1,401 of deferred stock compensation in fiscal 2006 and 2005, respectively, primarily related to unvested options assumed and retention escrow shares withheld in the Spinnaker acquisition, restricted stock awards to certain employees, and the grant of stock options below fair value to certain highly compensated employees. We reversed $2,886 and $1,247 of deferred compensation in fiscal 2006 and 2005, respectively, due to employee terminations. The reversals were primarily related to the forfeiture of unvested options assumed in acquisitions as a result of employee terminations.

We recorded $60 and $428 in compensation expense in fiscal 2006 and 2005, respectively, for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. During fiscal 2002, 100 common shares under the 1995 Plan were granted at an exercise price of $15.32 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48-month period measured from the grant date.

We recorded $13,233, and $7,720 in compensation expense for fiscal 2006 and 2005, respectively, primarily related to the amortization of deferred stock compensation from unvested options assumed in the Decru, Alacritus, WebManage and Spinnaker acquisitions; the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant and the award of restricted stock to certain employees.

As required by SFAS No. 123R, we eliminated the unamortized deferred stock compensation of $49,266 on April 29, 2006 and reduced our common stock and additional paid-in capital by the same amount .

Stock Repurchase Program — On November 15, 2006, the Board of Directors approved a new stock repurchase program in which up to $800,000 of additional shares may be purchased. At April 27, 2007, $399,948 remained available for future repurchases. The stock repurchase program may be suspended or discontinued at any time.

During fiscal 2007, we repurchased 22,597 shares of our common stock at an aggregate cost of $805,708, or a weighted average price of $35.66 per share. During fiscal 2006, we repurchased 17,430 shares of our common stock at an aggregate cost of $488,908, or a weighted average price of $28.05 per share. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Income before income taxes is as follows:

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005

Domestic	$38,875	$105,274	$90,469
Foreign	320,853	244,998	185,759

Total	$359,728	$350,272	$276,228

The provision for income taxes consists of the following:

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005

Current:
Federal	$154,590	$56,715	$30,367
State	23,153	6,533	8,657
Foreign	11,553	9,659	10,504

Total current	189,296	72,907	49,528

Deferred:
Federal	(107,166)	3,546	2,568
State	(20,137)	7,352	(1,622)
Foreign	—	15	—

Total deferred	(127,303)	10,913	946

Provision for income taxes	$61,993	$83,820	$50,474

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005

Tax computed at federal statutory rate	$125,904	$122,595	$96,680
State income taxes, net of federal benefit	1,961	5,250	4,572
Federal research and development credits	(7,757)	(7,824)	(2,091)
Nondeductible in process research and development	—	1,750	—
Stock-based compensation pursuant to SFAS No. 123R	25,008	—	—
Foreign earnings in lower tax jurisdiction	(82,071)	(61,137)	(47,766)
Remittance of accumulated foreign earnings (includes state taxes of $3,775, net of federal benefit)	—	22,482	—
Other	(1,052)	704	(921)

Provision for income taxes	$61,993	$83,820	$50,474

The income tax benefit associated with dispositions from employee stock transactions of $175,036, $36,596, and $27,829, respectively, for fiscal 2007, 2006 and 2005, were recognized as additional paid-in capital.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our deferred tax assets and liabilities are as follows:

	Years Ended
	April 27,	April 28,
	2007	2006

Deferred Tax Assets:
Inventory reserves and capitalization	$20,583	$18,825
Reserves and accruals not currently deductible	21,354	18,072
Net operating loss and credit carryforwards	53,356	449,835
Stock-based compensation	41,109	1,907
Deferred revenue	120,390	40,977
Capitalized research and development expenditures	3,778	4,985
Investment losses	1,669	1,220
Conditional royalty	13,173	13,173
Other	50	15

Gross deferred tax assets	275,462	549,009
Valuation allowance	(21,008)	(431,187)

Total deferred tax assets	254,454	117,822
Deferred Tax Liabilities:
Depreciation	1,068	(9,977)
Tax effects of unrealized comprehensive income	(2,899)	(179)
Acquisition intangibles	(31,057)	(32,289)
Other	(2,456)	(717)

Total deferred tax liabilities	(35,344)	(43,162)

Net deferred tax assets	$219,110	$74,660

Current deferred tax assets are $110,741 and $48,496 as of fiscal 2007 and 2006, respectively. Noncurrent net deferred tax assets for fiscal 2007 and 2006 are $108,369 and $26,164, respectively, and are included in Long Term Deferred Taxes and Other Assets within the accompanying Consolidated Balance Sheets.

We adopted SFAS No. 123R effective the beginning our fiscal 2007. Pursuant to the requirements of Footnote 82 of SFAS No. 123R, we no longer include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures. Footnote 82 is applied on a prospective basis. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowance excluded under Footnote 82 for the year ended April 27, 2007 are $363,303, which will result in additional paid in capital if and when realized as a reduction in taxes otherwise paid.

The Jobs Act created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. During the fourth quarter of 2006, we incurred a charge of approximately $22,482 for federal and state income taxes related to the repatriation of approximately $400,000 of accumulated income earned by its foreign subsidiaries. As a result of this dividend, there were no significant unremitted earnings held by our foreign subsidiaries at April 28, 2006. As of our fiscal year ended April 27, 2007, the amount of accumulated unremitted earnings from our foreign subsidiaries under APB No. 23 is approximately $330,000.

During fiscal 2006, our Netherlands subsidiary received a favorable tax ruling from the Netherlands tax authorities effective May 1, 2005. This new ruling replaced a previous Netherlands tax ruling that was scheduled to

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire on December 31, 2005. The new ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2010.

Network Appliance Systems India Pvt. Ltd. received a tax holiday from the Indian tax authorities attributed to its call center and research and development activities effective June 6, 2003. These activities qualify under the Software Technology Park of India (“STPI”) scheme for the development and manufacture of computer software and information technology enabled services. Under this tax holiday, net income derived from call center and research and development activities is exempt from Indian taxation. This tax holiday will expire on December 31, 2009.

As of April 28, 2006, our Netherlands subsidiary had a conditional royalty expense carryforward of $51,658 that may become available for offset against future Netherlands income. The carryforward may not, however, be used to offset income under the new Netherlands tax ruling expiring April 30, 2010. The carryforward does not have an expiration date. We have established a valuation allowance against the deferred tax asset for the carryforward based upon our belief that we will not be able to utilize this attribute. In the event we are able to utilize this attribute, the tax benefit of the carryforward will be accounted for as a credit to stockholders’ equity of $7,605 and as a reduction to the income tax provision of $5,568.

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

As of April 27, 2007, the federal and state net operating loss carryforwards for income tax purposes were approximately $842,021 and $359,989, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2021. State net operating losses of $43,380 will expire in fiscal years 2009 through 2011, $117,892 will expire in fiscal year 2012 while the remaining $198,717 will expire in fiscal years 2013 through 2027.

As of April 27, 2007, we had federal and state tax credit carryforwards of approximately $61,855 and $58,513, respectively, available to offset future income tax liabilities. Federal tax credit carryforwards of $8,035 will begin to expire in fiscal years 2009 through 2020, while the remaining $53,820 will expire in fiscal years beginning 2021. State tax credits of $1,513 will expire in fiscal years 2009 through 2012, while the remaining $57,000 is available indefinitely to reduce cash taxes otherwise payable. As discussed above, most of the net operating loss and tax credit carryovers, if realized, will be recognized as additional paid in capital in that they are employee stock option tax attributes.

During fiscal 2005, we established a valuation allowance against certain capital loss carryforwards of approximately $3,468 based upon our belief at that time that we would not be able to utilize this attribute before expiration starting in fiscal 2008. However, during fiscal 2007, the sale of NetCache generated capital gain income against which the entire capital loss carryforward was utilized. As a result, we realized a tax benefit for the entire capital loss carryforward through the reversal of the valuation allowance originally established during fiscal 2005.

During fiscal 2004, as part of our acquisition of Spinnaker, we acquired approximately $52,000 and $12,000 of federal and state net operating losses, respectively, and $2,700 of federal tax credits that were realized as deferred tax assets upon acquisition. We also established a valuation allowance of $2,400 against a portion of the state net operating loss carryforwards of Spinnaker which if utilized will be treated as a reduction of acquired goodwill.

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state tax credit carryforwards, respectively, that existed as of the acquisition date. If utilized, these attributes will be treated as a reduction of acquired goodwill.

During fiscal 2007, as part of our acquisition of Topio, we acquired approximately $17,900 and $15,400 of federal and state net operating losses, respectively, that were realized as deferred tax assets upon acquisition.

9.	Segment, Geographic, and Customer Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We market our products in the U.S. and in foreign countries through our sales personnel and our subsidiaries. The Company’s Chief Executive Officer is our Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment, as our three geographic operating segments can be aggregated into one reportable segment as they have similar operating characteristics. For fiscal years 2007, 2006, and 2005, we recorded revenue from customers throughout the U.S. and Canada, Europe, Latin America, Australia, and Asia Pacific.

The following presents total revenues for the years ended April 27, 2007, April 28, 2006, and April 29, 2005, by geographic area and long-lived assets as of April 27, 2007, and April 28, 2006, by geographic area.

	Years Ended
	April 27,	April 28,	April 29,
	2007	2006	2005

Total Revenues:
United States	$1,550,268	$1,122,692	$832,310
International	1,254,014	943,764	765,821

Total revenues	$2,804,282	$2,066,456	$1,598,131

Long-lived Assets:
United States	$1,346,127	$1,080,323
International	71,548	147,432

Total Long-lived Assets	$1,417,675	$1,227,755

Total revenues above are attributed to regions based on customers’ shipment locations.

International sales include export sales primarily to the United Kingdom, Germany, Japan, France, the Netherlands, Switzerland, Canada, and Australia. No single foreign country accounted for 10% or more of total revenues in fiscal 2007, 2006, and 2005.

No customer accounted for 10% or more of total revenues in fiscal 2007, 2006, and 2005.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash and investments reported in the Consolidated Balance Sheets approximate their fair value. Our short-term investments and foreign exchange contracts are carried at fair value based on quoted market prices. Other investments in nonmarketable securities are included in other assets at April 27, 2007, and April 28, 2006, with total carrying value of $8,932 and $11,020, which approximate their fair values. The fair value of our debt also approximates its carrying value as of April 27, 2007 and April 28, 2006.

We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange and currency option contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.

Foreign currency forward contracts obligate us to buy or sell foreign currencies at a specified future date. Option contracts give us the right to buy or sell foreign currencies and are exercised only when economically beneficial. As of April 27, 2007, we had $367,479 of outstanding foreign exchange contracts (including $21,703 of option contracts) as indicated below that all had remaining maturities of five months or less. As of April 28, 2006, we had $343,454 of outstanding foreign exchange contracts (including $17,214 of option contracts) that all had remaining maturities of five months or less. For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in earnings. The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. For cash flow hedges, the related gains or losses are included in other comprehensive income. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At April 27, 2007, and April 28, 2006, the estimated notional fair values of forward foreign exchange contracts were $368,807 and $345,067, respectively. The fair value of foreign exchange contracts is based on prevailing financial market information.

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 27, 2007:

		Foreign	Notional	Notional
		Currency	Contract Value	Fair Value in
Currency	Buy/Sell	Amount	USD	USD

Forward contracts:
EUR	Sell	156,155	$211,846	$212,838
GBP	Sell	33,418	$66,507	$66,698
CAD	Sell	24,186	$21,670	$21,672
Other	Sell	N/A	$20,190	$20,194
AUD	Buy	23,654	$19,582	$19,581
Other	Buy	N/A	$5,981	$5,981
Option contracts:
EUR	Sell	13,000	$17,711	$17,823
GBP	Sell	2,000	$3,992	$4,020

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 28, 2006:

		Foreign	Notional	Notional
		Currency	Contract Value	Fair Value in
Currency	Buy/Sell	Amount	USD	USD

Forward contracts:
EUR	Sell	145,804	$183,852	$184,716
GBP	Sell	45,292	$82,258	$82,614
CAD	Sell	13,493	$12,072	$12,065
Other	Sell	N/A	$10,191	$10,190
AUD	Buy	13,866	$10,509	$10,508
EUR	Buy	12,092	$15,156	$15,322
GBP	Buy	2,851	$5,129	$5,201
Other	Buy	N/A	$7,073	$7,075
Option contracts:
EUR	Sell	10,000	$12,655	$12,778
GBP	Sell	2,500	$4,559	$4,598

11.	Employee Benefit and Incentive Compensation Plans

We have established a 401(k) tax-deferred savings plan (“Savings Plan”). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $10,920, $2,220, and $1,701 for fiscal 2007, 2006, and 2005, respectively to the Savings Plan.

All employees of the Company are eligible to participate in the Incentive Compensation Plan (“Incentive Plan”) provided that they meet certain requirements pursuant to the Incentive Plan. Incentive Plan contributions totaled $56,722, $40,361, and $29,192 in fiscal 2007, 2006, and 2005.

12.	Business Combinations

Acquisition of Topio

On December 7, 2006, we acquired Topio, Inc. (“Topio”), a privately-held company based in Santa Clara, California, that develops and sells enterprise-class software for data replication and rapid recovery across the spectrum of locations, platforms and storage that support an enterprise. The acquisition will continue to expand our data protection portfolio and simplify the replication of data from other storage arrays to our storage systems. Under terms of the agreement, we paid Topio $136,852 in cash, assumed approximately 858 stock options with a fair value of approximately $8,369. We also incurred $882 acquisition-related transaction costs and assumed certain operating assets and liabilities.

The acquisition was accounted for under the purchase method of accounting. The total purchase price for Topio is summarized below:

Topio

Cash consideration	$136,852
Fair value of stock options assumed (858 shares)	8,369
Acquisition-related transaction costs	882

$146,103

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 141, we have preliminarily allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Goodwill of $114,700 was recorded in connection with our acquisition of Topio. The current and future potential of the Topio technology will enable us to expand our data protection portfolio and simplify the replication of data from other storage arrays to our storage systems. In addition, Topio has an experienced and knowledgeable workforce and an existing infrastructure. These opportunities, along with the ability to leverage the Topio workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. The purchase price has been preliminarily allocated as follows:

		Amortization
		Period
Purchase Price Allocation:	Topio	(Years)

Fair value of tangible assets acquired	$7,905
Intangible assets:
Existing Technology	18,800	4
Patents and Core Technology	3,800	4
Maintenance Agreements and Customer Relationships	100	4
BCP Contracts and Related Relationships	8,200	6
Non compete agreements	300	2
Trademarks and tradenames	200	2
Goodwill	114,700
Fair value of liabilities assumed	(2,752)
Net deferred income taxes	(5,150)

	$146,103

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

Acquisition of Decru

On August 26, 2005, we completed our acquisition of Decru, Inc. (“Decru”), a Delaware corporation that develops and sells encryption software and appliances which encrypt network data. The acquisition resulted in the issuance of approximately 8,270 shares of our common stock with a fair value of approximately $191,874, approximately 1,907 stock options and restricted stock with a fair value of approximately $36,142 and the payment of approximately $54,482 in cash (of which approximately $34,049 has been placed in escrow to secure the Decru stockholders’ indemnification obligations to us pursuant to the Merger Agreement), and $711 acquisition-related transaction costs, for a total purchase price of approximately $283,209. The common stock issued in the acquisition was valued at $23.20 per share using a measurement date of August 11, 2005, in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combinations.” The options were valued using the Black-Scholes option pricing model with the following inputs: volatility factor of 69%, expected life of 3.8 years, and risk-free interest rate of 2.9%. The historical operations of

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Decru were not significant. A summary of the total purchase price is as follows based on independent appraisal and management estimates:

Decru

Common stock issued (8,270 shares)	$191,874
Cash consideration	54,482
Fair value of stock options assumed (1,907 shares)	36,142
Acquisition-related transaction costs	711

$283,209

In accordance with SFAS No. 141, we have allocated the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. Goodwill of $192,894 was generated in connection with our acquisition of Decru. The current and future potential for Decru’s technology will enable us to help our customers manage their risk of data theft and corruption with data encryption and authentication products. In addition, Decru has an experienced and knowledgeable workforce and an existing infrastructure. These opportunities, along with the ability to leverage the Decru workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management, including third-party valuations that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. The purchase price has been allocated as follows:

		Amortization
		Period
Purchase Price Allocation:	Decru	(Years)

Fair value of tangible assets acquired (including cash of $13,277)	$16,590
Intangible assets:
Existing Technology — Hardware	30,100	5
Existing Technology — Software	10,600	4
Patents and Core Technology	11,800	5
Reseller Agreement and Related Relationship	320	5
Customer/Distributor Relationships	7,200	5
Non compete agreements	1,200	2
Trademarks and tradenames	4,800	6
Goodwill	192,894
In-process research and development	5,000	Expensed
Fair value of liabilities assumed	(3,087)
Deferred stock compensation	18,549
Accrued income taxes	(42)
Deferred income taxes	(12,715)

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

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.

Prior to the adoption of SFAS No. 123R in fiscal 2007, we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options and restricted stock units assumed in the Decru acquisition as deferred stock compensation in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Such deferred stock compensation which aggregated $18,549 for Decru, is recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. As required by SFAS No. 123R, we eliminated all unamortized deferred stock compensation related to the Decru acquisition on April 29, 2006.

Acquisition of Alacritus

On May 2, 2005, we acquired Alacritus, Inc., a privately-held company based in Pleasanton, California, that develops and sells disk-based virtual tape library software for data protection solutions. The historical operations of Alacritus were not significant.

The total purchase price for Alacritus is summarized below:

Alacritus

Cash consideration	$11,000
Common stock issued	—
Fair value of stock options assumed (79 shares)	2,314
Acquisition-related transaction costs	337

$13,651

		Amortization
		Period
Purchase Price Allocation:	Alacritus	(Years)

Fair value of tangible assets acquired	$67
Intangible assets:
Existing/Core Technology	5,000	5
Non compete agreements	700	2
Goodwill	6,323
Fair value of liabilities assumed	(810)
Deferred stock compensation	1,199
Deferred income taxes	1,172

	$13,651

Prior to the adoption of SFAS No. 123R in fiscal 2007, we recorded the intrinsic value of unvested options and restricted stock units assumed in the Alacritus acquisition as deferred stock compensation in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” Such deferred stock compensation, which aggregated $1,199 for Alacritus, is recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. As required by SFAS No. 123R, we eliminated all unamortized deferred stock compensation related to the Decru acquisition on April 29, 2006.

Goodwill Adjustment

During fiscal 2006, we adjusted goodwill by $3,498 and $2,061 relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Decru options, respectively.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Restructuring Charges

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology (“IT”) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of April 27, 2007, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In fiscal 2007, we did not record any reduction in restructuring reserve resulting from change in estimate of our third restructuring plan. In fiscal 2006, we recorded a reduction in restructuring reserve of $1,256 resulting from the execution of a new sublease agreement for our Tewksbury facility. In fiscal 2006, we also recorded a restructuring charge of $1,140, primarily attributed to severance-related amounts and relocation expenses related to the 2006 restructuring plan.

The following analysis sets forth the significant components of the restructuring reserve at April 27, 2007, April 28, 2006, and April 29, 2005:

		Severance-
		Related
	Facility	Amounts	Total

Reserve balance at April 30, 2004	5,208	—	5,208
Cash payments and other	(705)	—	(705)

Reserve balance at April 29, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Recoveries	(1,256)	—	(1,256)
Cash payments and other	(862)	(521)	(1,383)

Reserve balance at April 28, 2006	$2,666	$338	$3,004
Recoveries	—	(74)	(74)
Cash payments and other	(582)	(264)	(846)

Reserve balance at April 27, 2007	$2,084	$—	$2,084

Of the reserve balances at April 27, 2007 and April 28, 2006, $542 and $885, respectively, were included in other accrued liabilities and the remaining $1,542 and $2,119, respectively, were classified as long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Goodwill and Purchased Intangible Assets

Under SFAS No. 142, goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating units. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of April 27, 2007, and April 28, 2006, respectively, there had been no impairment of goodwill and intangible assets. Goodwill balance is summarized as follows:

Goodwill

April 29, 2005	$291,816
Additions	199,217
Adjustments	(3,498)

April 28, 2006	$487,535
Additions	114,700
Divestiture	(1,179)

April 27, 2007	$601,056

During fiscal 2006, we acquired Alacritus and Decru and recorded goodwill of $6,323, and $192,894, respectively, resulting from the allocation of the purchase price. During fiscal 2006, we adjusted goodwill by $3,498 relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker options. During fiscal 2007 we acquired Topio and recorded goodwill of $114,700 resulting from the allocation of the purchase price. In fiscal 2007, we also recorded a reduction of goodwill of $1,179 in connection with the NetCache divestiture in fiscal 2007. See Note 16, “Divestiture.”

Intangible assets balances are summarized as follows:

	Amortization	April 27, 2007			April 28, 2006
	Period		Accumulated	Net		Accumulated	Net
	(Years)	Gross assets	Amortization	Assets	Gross assets	Amortization	Assets
	(In thousands)

Intangible Assets:
Patents	5	$10,040	$(7,429)	$2,611	$10,040	$(5,448)	$4,592
Existing technology	4-5	113,625	(49,878)	63,747	91,025	(32,297)	58,728
Trademarks/tradenames	2-6	5,280	(1,651)	3,629	5,080	(739)	4,341
Customer Contracts/relationships	1.5-6	17,220	(4,398)	12,822	8,620	(2,380)	6,240
Covenants Not to Compete	1.5-2	9,510	(9,310)	200	9,510	(8,360)	1,150

Total Intangible Assets, Net		$155,675	$(72,666)	$83,009	$124,275	$(49,224)	$75,051

Amortization expense for identified intangibles is summarized below:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Patents	$1,982	$1,982	$1,833
Existing technology	17,581	11,785	3,432
Other identified intangibles	3,879	4,350	5,900

	$23,442	$18,117	$11,165

Our acquired patents are intended to enhance our technology base to build next-generation network-attached storage, storage area network, and fabric-attached storage systems for the benefit of our enterprise customers. The costs of such patents for use in research and development activities that have alternative future uses have been capitalized and amortized over an estimated useful life of five years as research and development expenses.

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the identified intangible assets (including patents) recorded at April 27, 2007, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Year Ending April,	Amount
(In thousands)

2008	$27,176
2009	24,665
2010	19,694
2011	8,987
2012	1,633
Thereafter	854

Total	$83,009

15.	Guarantees

As of April 27, 2007, our financial guarantees consisted of standby letters of credit outstanding, bank guarantee, and restricted cash and investments which were related to loan collateral, facility lease requirements, service performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $125,315 as of April 27, 2007, of which $121,951 was collateralized as restricted cash and investments on our Consolidated Balance Sheets, and $3,364 was amounts outstanding under our commercial commitments (see Note 4). The maximum amount of potential future payments under these arrangements was $248,719 as of April 28, 2006, of which $246,910 was collateralized as restricted cash and investment on our Consolidated Balance Sheets, and $1,809 was amounts outstanding under our commercial commitments.

As of April 27, 2007, our notional fair values of foreign exchange forward and foreign currency option contracts totaled $368,807. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with the customers. We sell our products directly to the leasing company, and the lease arrangement is made between our customer and the leasing company. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenue on the sale of our product to the leasing company is deferred and recognized into income as payments to the leasing company come due. As of April 27, 2007, and April 28, 2006, the maximum recourse exposure under such leases totaled approximately $10,262 and $8,443, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify the other party — primarily our customers or business partners or subcontractors — for damages and reasonable costs incurred in any suit or claim brought against them alleging that

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another noninfringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not identified any losses that are probable under these provisions and, accordingly, we have not recorded a liability related to these indemnification provisions.

We have not recorded any liability at April 27, 2007, and April 28, 2006, respectively, related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

16.	Divestiture

On September 11, 2006, we completed the sale of certain assets of our NetCache product line to Blue Coat Systems Inc. (“Blue Coat”) and agreed not to compete in the market served by NetCache for a period of no less than three years from and after September 11, 2006. We received $23,914 in cash and 360 shares of Blue Coat’s common stock with a fair value of $4,637 as of September 11, 2006. In addition, we accrued $2,032 for costs expected to be incurred to fulfill our engineering and service contractual obligations. Because of these continuing obligations, the NetCache sale does not qualify for presentation as a discontinued operation. As a result of this divestiture, we recorded a pre-tax gain of $25,339 in our income from operations and a reduction of goodwill of $1,179. We recorded revenues of $57,421, $71,106 and $75,482 from NetCache products for fiscal 2007, 2006, and 2005 respectively. The contribution to operating income from these products was not significant.

17.	Subsequent Events

On May 24, 2007, we repurchased $200,000 in common shares pursuant to our stock repurchase program announced on November 15, 2006.

During fiscal 2007, two shareholder derivative lawsuits were filed against various of our officers and directors and naming us as a nominal defendant. The suits allege improper practices relating to the timing of stock option grants. The two cases were consolidated into a single consolidated action. On June 22, 2007, the parties to the action stipulated to voluntarily dismiss the consolidated action without prejudice. On June 25, 2007, the Court entered an Order dismissing the consolidated action without prejudice.

18.	Selected Quarterly Financial Data (Unaudited)

	Year Ended April 27, 2007
	Q1	Q2	Q3	Q4

Total revenues	$621,288	$652,523	$729,278	$801,193
Gross margin	373,070	401,307	444,109	486,014
Net income	54,670	86,931	66,514	89,620
Net income per share, basic	0.15	0.23	0.18	0.24
Net income per share, diluted	0.14	0.22	0.17	0.23

NETWORK APPLIANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended April 28, 2006
	Q1	Q2	Q3	Q4

Total revenues	$448,403	$483,062	$537,031	$597,960
Gross margin	273,486	299,092	327,024	356,859
Net income	60,120	70,718	76,393	59,221	(1)
Net income per share, basic	0.16	0.19	0.21	0.16	(1)
Net income per share, diluted	0.16	0.18	0.20	0.15	(1)

(1)	Includes an income tax expense of $22,482 associated with the foreign earnings repatriation under the Jobs Act. See Note 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 27, 2007, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 27, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Network Appliance, Inc.
Sunnyvale, California

We have audited management’s assessment, included in the accompanying Management’s Report on internal Control Over Financial Reporting, that Network Appliance, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 27, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended April 27, 2007 of the Company and our report dated June 25, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. .

/s/ DELOITTE & TOUCHE LLP

San Jose, California
June 25, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” in the Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed with the Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Stockholders.

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is available on our website at http://www.netapp.com.

Item 11.	Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

(a)(1) The following consolidated financial statements of Network Appliance, Inc. are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — April 27, 2007, and April 28, 2006

Consolidated Statements of Income for the years ended April 27, 2007, April 28, 2006, and April 29, 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended April 27, 2007, April 28, 2006, and April 29, 2005

Consolidated Statements of Cash Flows for the years ended April 27, 2007, April 28, 2006, and April 29, 2005

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

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit No		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(16)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(7)	Certificate of Incorporation of the Company dated as of November 1, 2001.
3	.2(7)	Bylaws of the Company dated as of November 1, 2001.
3	.3(18)	Certificate of Amendment to the Bylaws of the Company dated as of August 31, 2006.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(25)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(16)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.

Exhibit No		Description

10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(14)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(15)*	The Company’s Deferred Compensation Plan.
10	.22(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(19)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(19)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(20)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(21)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(22)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(22)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(22)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.

Exhibit No		Description

10	.43(22)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(22)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(24)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10	.46(27)	Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.47(27)	Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.48(27)	Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.49(27)	Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.50(27)	Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(26)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(26)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.53(27)	Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
10.54		Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
21.1		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(15)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(16)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(18)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated September 1, 2006.

(19)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 31, 2006.

(26)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(27)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated February 23, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Chief Executive Officer, Director (Principal Executive Officer)	June 25, 2007

/s/ DONALD T. VALENTINE Donald T. Valentine	Chairman of the Board, Director	June 25, 2007

/s/ STEVEN J. GOMO Steven J. Gomo	Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer	June 25, 2007

/s/ ALAN EARHART Alan Earhart	Director	June 25, 2007

/s/ CAROL A. BARTZ Carol A. Bartz	Director	June 25, 2007

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	June 25, 2007

Signature	Title	Date

/s/ MARK LESLIE Mark Leslie	Director	June 25, 2007

/s/ ROBERT T. WALL Robert T. Wall	Director	June 25, 2007

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 25, 2007

/s/ JEFFRY R. ALLEN Jeffry R. Allen	Director	June 25, 2007

/s/ EDWARD KOZEL Edward Kozel	Director	June 25, 2007

SCHEDULE II.

NETWORK APPLIANCE, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 27, 2007, April 28, 2006, and April 29, 2005

		Additions
		Charged
	Balance at	(Credited) to		Balance
	Beginning	Costs and	Reductions	at End of
Description	of Period	Expenses	and Write-Offs	Period
	(In thousands)

Allowance for doubtful accounts:
2007	$2,380	$928	$736	$2,572
2006	$5,445	$46	$3,111	$2,380
2005	$5,071	$1,110	$736	$5,445

EXHIBIT INDEX

Exhibit No		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(16)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
3	.3(18)	Certificate of Amendment to the Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(16)*	The Company’s amended and Restated Employee Stock Purchase Plan.
10	.2(16)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(14)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(15)*	The Company’s Deferred Compensation Plan.
10	.22(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).

Exhibit No		Description

10	.31(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(19)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(19)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(20)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(21)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(22)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(22)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(22)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(22)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(22)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(24)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10	.46(27)	Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.47(27)	Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.48(27)	Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.49(27)	Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.50(27)	Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(26)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(26)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.53(27)	Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
10.54		Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
21.1		Subsidiaries of the Company.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No	Description

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(15)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(16)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(18)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(19)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 31, 2006.

(26)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(27)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated February 23, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.