Form 10-Q
period 2007-07-27
NETWORK APPLIANCE INC
filed 2007-09-05
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2007
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

Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Class	Outstanding at August 24, 2007

Common Stock	355,820,070

TRADEMARKS

2008 Network Appliance, Inc. All rights reserved. Specifications subject to change without notice. NetApp, the Network Appliance logo, NearStore, and NetCache are registered trademarks and Network Appliance, and FlexClone, is a trademark of Network Appliance, Inc. in the United States and other countries. Windows is a registered trademark of Microsoft Corporation. Oracle is a registered trademark of Oracle Corporation. Symantec is a trademark of Symantec Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands - Unaudited)

	July 27, 2007	April 27, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$623,990	$489,079
Short-term investments	706,270	819,702
Accounts receivable, net of allowances of $2,442 at July 27, 2007, and $2,572 at April 27, 2007	403,159	548,249
Inventories	58,019	54,880
Prepaid expenses and other assets	86,696	99,840
Short-term restricted cash and investments	103,906	118,312
Short-term deferred income taxes	106,810	110,741

Total current assets	2,088,850	2,240,803
Property and Equipment, Net	629,124	603,523
Goodwill	601,056	601,056
Intangible Assets, Net	76,115	83,009
Long-Term Restricted Cash and Investments	5,242	3,639
Long-Term Deferred Income Taxes and Other Assets	155,037	126,448

	$3,555,424	$3,658,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$69,150	$85,110
Accounts payable	136,077	144,112
Income taxes payable	5,675	53,371
Accrued compensation and related benefits	107,377	177,327
Other accrued liabilities	89,887	97,017
Deferred revenue	663,865	630,610

Total current liabilities	1,072,031	1,187,547
Long-Term Deferred Revenue	485,970	472,423
Other Long-Term Obligations	70,288	9,487

	1,628,289	1,669,457

Stockholders’ Equity:
Common stock (424,353 shares at July 27, 2007, and 421,623 shares at April 27, 2007)	424	422
Additional paid-in capital	2,479,063	2,380,623
Treasury stock at cost (61,115 shares at July 27, 2007, and 54,593 shares at April 27, 2007)	(1,823,691)	(1,623,691)
Retained earnings	1,260,502	1,226,165
Accumulated other comprehensive income	10,837	5,502

Total stockholders’ equity	1,927,135	1,989,021

	$3,555,424	$3,658,478

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts - Unaudited)

	Three Months Ended
	July 27, 2007	July 28, 2006

Revenues
Product	$463,333	$465,611
Software entitlements and maintenance	107,927	74,830
Service	117,975	80,847

Total revenues	689,235	621,288

Cost of Revenues
Cost of product	186,751	187,965
Cost of software entitlements and maintenance	2,084	2,292
Cost of service	83,203	57,961

Total cost of revenues	272,038	248,218

Gross margin	417,197	373,070

Operating Expenses:
Sales and marketing	244,643	195,518
Research and development	106,556	88,678
General and administrative	41,450	32,396
Restructuring recoveries	—	(74)

Total operating expenses	392,649	316,518

Income from Operations	24,548	56,552
Other Income (Expenses), Net:
Interest income	17,035	16,656
Interest expense	(1,081)	(3,871)
Other income, net	832	779

Total other income, net	16,786	13,564

Income Before Income Taxes	41,334	70,116
Provision for Income Taxes	6,997	15,446

Net Income	$34,337	$54,670

Net Income per Share:
Basic	$0.09	$0.15

Diluted	$0.09	$0.14

Shares Used in Net Income per Share Calculations:
Basic	364,457	373,869

Diluted	377,631	391,319

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	July 27, 2007	July 28, 2006

Cash Flows from Operating Activities:
Net income	$34,337	$54,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,734	18,714
Amortization of intangible assets	6,398	4,686
Amortization of patents	495	495
Stock-based compensation	40,411	43,022
Loss on disposal of equipment	117	81
Allowance for doubtful accounts	84	144
Deferred income taxes	(17,803)	—
Deferred rent	399	199
Excess tax benefit from stock-based compensation	(8,339)	(4,489)
Changes in assets and liabilities:
Accounts receivable	188,072	69,914
Inventories	(3,145)	(520)
Prepaid expenses and other assets	(27,392)	(26,337)
Accounts payable	(14,082)	(1,139)
Income taxes payable	18,434	(6,914)
Accrued compensation and related benefits	(69,889)	(38,964)
Other accrued liabilities	(20,480)	(10,980)
Deferred revenue	46,548	61,982

Net cash provided by operating activities	200,899	164,564

Cash Flows from Investing Activities:
Purchases of investments	(328,893)	(874,416)
Redemptions of investments	447,022	906,423
Redemptions of restricted investments	14,930	16,322
Change in restricted cash	(1,767)	252
Proceeds from sales of nonmarketable securities	—	17
Purchases of property and equipment	(33,586)	(23,056)
Purchases of nonmarketable securities	(4,035)	(1,183)

Net cash provided by investing activities	93,671	24,359

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	49,991	36,831
Excess tax benefit from stock-based compensation	8,339	4,489
Repayment of debt	(15,960)	(27,866)
Tax withholding payments reimbursed by restricted stock	(2,742)	(980)
Repurchases of common stock	(200,000)	(220,000)

Net cash used in financing activities	(160,372)	(207,526)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	713	(324)
Net Increase in Cash and Cash Equivalents	134,911	(18,927)
Cash and Cash Equivalents:
Beginning of period	489,079	461,256

End of period	$623,990	$442,329

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$18,864	$6,524
Income tax benefit from employee stock transactions	20,702	29,987
Supplemental Cash Flow Information:
Income taxes paid	$6,376	$22,453
Interest paid on debt	$1,075	$2,666

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

In the first quarter of fiscal 2008, we began to classify sales-related tax receivable balances from our customers within prepaid expenses and other current assets. These balances were included in accounts receivable, net, in previous periods ($43,075 at April 27, 2007) and such amounts have been reclassified in the accompanying financial statements to conform to the current period classification. This reclassification had no effect on the reported amounts of net income or cash flow from operations for any period presented. In addition, we have chosen to use the term “software entitlements and maintenance” in our statements of income to describe the arrangements under which we provide our customers the right to receive unspecified software product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases; these were previously described as “software upgrade and maintenance arrangements.”

We operate on a 52-week or 53-week year ending on the last Friday in April. The first quarters of fiscal 2007 and 2006 were both 13-week fiscal periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 27, 2007. The results of operations for the quarter ended July 27, 2007, are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3.	Use of Estimates

The preparation of the condensed consolidated financial statements is in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; allowance for doubtful accounts; valuation of goodwill and intangibles; fair value of derivative instruments and related hedged items; accounting for income taxes; inventory reserves and write-down; restructuring accruals; impairment losses on investments; fair value of options granted under our stock-based compensation plans; and loss contingencies. Actual results could differ from those estimates.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Effective April 29, 2006, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (SFAS No. 123R) under the modified prospective method.

Stock-Based Compensation Expense

The stock-based compensation expenses included in the Condensed Consolidated Statement of Income for the quarter ended July 27, 2007, and July 28, 2006, are as follows:

	Three Months Ended
	July 27,	July 28,
	2007	2006

Cost of product revenue	$945	$670
Cost of service revenue	2,671	2,634
Sales and marketing	17,491	18,717
Research and development	13,175	13,868
General and administrative	6,129	7,133

Total stock-based compensation expense before income taxes	40,411	43,022
Income taxes	(7,282)	(7,834)

Total stock-based compensation expense after income taxes	$33,129	$35,188

The following table summarizes stock-based compensation associated with each type of award:

	Three Months Ended
	July 27,	July 28,
	2007	2006

Employee stock options and awards	$36,529	$40,123
Employee stock purchase plan (“ESPP”)	3,876	3,383
Amounts capitalized in inventory	6	(484)

Total stock-based compensation expense before income taxes	40,411	43,022
Income taxes	(7,282)	(7,834)

Total stock-based compensation expense after income taxes	$33,129	$35,188

Income Tax Benefits Recorded in Stockholders Equity

For the first quarters of fiscal 2008 and 2007, the total income tax benefit associated with employee stock transactions was $20,702 and $29,987, respectively.

Income Tax Effects on Statements of Cash Flows

In accordance with SFAS No. 123R, we have presented tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows. As such, the tax benefits related to tax deductions in excess of the compensation cost recognized, of $8,339 and $4,489 has been presented as financing cash flows for the first quarters of fiscal 2008 and fiscal 2007, respectively.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

In compliance with SFAS No. 123R, we estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006

Expected life in years(1)	4.0	4.0	0.5	0.5
Risk-free interest rate(2)	4.33% - 5.02%	4.79% - 5.05%	4.95%	5.02%
Volatility(3)	33% - 38%	35% - 36%	35%	37%
Expected dividend(4)	0%	0%	0%	0%

(1)	The expected life of 4.0 years represented the period that our stock-option awards are expected to be outstanding and was determined based on historical experience on similar awards. The expected life of 0.5 years for the purchase plan was based on the term of the purchase period of the purchase plan.

(2)	The risk-free interest rate for the options was based upon U.S. Treasury bills with equivalent expected terms of our employee stock-option award. The risk-free interest rate for the purchase plan was based upon U.S. Treasury bills yield curve in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

As required by SFAS No. 123R, we estimate our forfeiture rates based on historical voluntary termination behavior and recognized compensation expense only for those equity awards expected to vest.

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

	Outstanding Options			Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Numbers	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Term	Value

Outstanding at April 27, 2007	22,862	65,043	$29.28
Options granted	(3,702)	3,702	31.93
Restricted stock units granted	(68)	68	—
Options exercised	—	(1,765)	14.95
Restricted stock units exercised	—	(184)	—
Options forfeitures and cancellation	966	(966)	37.88
Restricted stock units forfeitures and cancellation	27	(27)	—
Options expired	(48)	—	—

Outstanding at July 27, 2007	20,037	65,871	$29.75

Options vested and expected to vest as of July 27, 2007		61,943	$30.22	5.49	$338,731
Exercisable at July 27, 2007		39,523	$29.01	4.59	$306,707
RSUs vested and expected to vest as of July 27, 2007		1,148	$—	1.85	$33,573
Exercisable at July 27, 2007		—	$—	—	$—

The intrinsic value represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value for the first quarter fiscal 2008

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants as of the grant date was $10.76. The total intrinsic value of options exercised was $32,619 and $26,382 for the first quarters of fiscal 2008 and 2007, respectively. We received $26,395 and $19,320 from the exercise of stock options for the first quarters of fiscal 2008 and 2007, respectively.

The following table summarizes our nonvested shares (restricted stock awards) as of July 27, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at April 27, 2007	265	$34.45
Awards granted	—	—
Awards vested	(20)	27.86
Awards canceled/expired/forfeited	(30)	34.85

Nonvested at July 27, 2007	215	$35.01

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the first quarters of fiscal 2008 and 2007 was $585 and $1,516, respectively. There was $45,755 of total unrecognized compensation as of July 27, 2007 related to restricted stock awards. The unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding at July 27, 2007	1,068	$26.13	0.35	$3,324
Vested and expected to vest at July 27, 2007	1,037	$26.13	0.35	$3,226

The total intrinsic value of employee stock purchases was $5,044 and $10,942 for the first quarters of fiscal 2008 and 2007, respectively. The compensation cost for options purchased under the ESPP plan was $3,876 and $3,383 for the first quarters of fiscal 2008 and 2007, respectively. This compensation cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.35 years.

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan for the six-month period ended May 31, 2007:

Purchase Date	May 31, 2007

Shares issued	891
Average purchase price per share	$26.50

Stock Repurchase Program

Common stock repurchase activities for the quarter ended July 27, 2007, and July 28, 2006, were as follows:

	Three Months Ended
	July 27, 2007	July 28, 2006

Common stock repurchased	6,522	6,561
Cost of common stock repurchased	$200,000	$220,000
Average price per share	$30.67	$33.53

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the inception of the stock repurchase program through July 27, 2007, we have purchased a total of 61,115 shares of our common stock at an average price of $29.84 per share for an aggregate purchase price of $1,823,691. At July 27, 2007, $199,948 remained available for repurchases under the plan. The stock repurchase program may be suspended or discontinued at any time.

5.	Debt

On March 31, 2006, Network Appliance Global LTD. (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”), with the lenders and JPMorgan Chase Bank, National Association, as administrative agent. The Loan Agreement provides for a term loan available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The proceeds of the term loan have been used to finance a dividend from Global to the Company under the American Jobs Creation Act. The Tranche A term loan, together with accrued and unpaid interest, is due in full on the maturity date of March 31, 2008. During the three-month period ended July 27, 2007, we made repayments of $15,960 on the term loan. The Tranche A term loan is secured by certain investments totaling $101,467 as of July 27, 2007, held by Global. The Tranche B term loan was fully repaid as of January 26, 2007. Loan repayments of $69,150 are due in the remainder of fiscal 2008.

Interest for the Tranche A term loan accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 5.45% at July 27, 2007.

As of July 27, 2007, Global was in compliance with all debt covenants as required by the Loan Agreement.

6.	Short-Term Investments

The following is a summary of investments at July 27, 2007:

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$548,182	$218	$1,682	$546,718
Corporate securities	114,669	34	5	114,698
Auction rate securities	39,682	—	—	39,682
U.S. government agencies	181,109	15	391	180,733
U.S. Treasuries	10,103	—	63	10,040
Municipal bonds	2,769	—	—	2,769
Marketable equity securities	4,637	13,194	—	17,831
Money market funds	33,440	—	—	33,440

Total debt and equity securities	934,591	13,461	2,141	945,911
Less cash equivalents	138,139	35	—	138,174
Less short-term restricted investments	102,020	—	553	101,467	(1)

Short-term investments	$694,432	$13,426	$1,588	$706,270

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of investments at April 27, 2007:

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$544,334	$398	$1,484	$543,248
Auction rate securities	114,415	—	—	114,415
Corporate securities	113,084	24	7	113,101
U.S. government agencies	218,492	12	753	217,751
U.S. Treasuries	10,097	—	112	9,985
Municipal bonds	3,769	—	11	3,758
Marketable equity securities	4,637	8,276	—	12,913
Money market funds	84,961	—	—	84,961

Total debt and equity securities	1,093,789	8,710	2,367	1,100,132
Less cash equivalents	164,347	23	—	164,370
Less short-term restricted investments	116,950	—	890	116,060	(2)

Short-term investments	$812,492	$8,687	$1,477	$819,702

(1)	As of July 27, 2007, we have pledged $101,467 of short-term restricted investments for the Tranche A term loan as defined in the Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $2,439 and $5,242, respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets as of July 27, 2007.

(2)	As of April 27, 2007, we have pledged $116,060 of short-term restricted investments for the Tranche A term loan as defined in the Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $2,252 and $3,639, respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets as of April 27, 2007.

Marketable equity securities consisted of 360 shares of common stock in Blue Coat Systems, Inc. (“Blue Coat”) received in connection with the sale of assets of NetCache®. On August 13, 2007, we sold all of these shares of common stock of Blue Coat and received net proceeds of approximately $18,256. (See Note 16.)

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income which have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 27, 2007:

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Corporate bonds	$198,030	$(768)	$195,543	$(914)	$393,573	$(1,682)
Corporate securities	4,973	(5)	—	—	4,973	(5)
U.S. government agencies	66,983	(252)	76,803	(139)	143,786	(391)
U.S. treasury	10,040	(63)	—	—	10,040	(63)

Total	$280,026	$(1,088)	$272,346	$(1,053)	$552,372	$(2,141)

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrealized losses on our investments in Corporate Bonds and U.S. government agencies were caused by interest rate increases. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at July 27, 2007.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	July 27, 2007	April 27, 2007

Purchased components	$18,096	$19,429
Work-in-process	1,280	5
Finished goods	38,643	35,446

	$58,019	$54,880

8.	Goodwill and Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating units. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of July 27, 2007, and April 27, 2007, respectively, there had been no impairment of goodwill and intangible assets.

Intangible assets are summarized as follows:

		July 27, 2007			April 27, 2007
	Amortization	Gross	Accumulated	Net	Gross	Accumulated	Net
	Period (Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
	(In thousands)

Intangible Assets:
Patents	5	$10,040	$(7,925)	$2,115	$10,040	$(7,429)	$2,611
Existing technology	4 - 5	113,625	(55,156)	58,469	113,625	(49,878)	63,747
Trademarks/tradenames	2 - 6	5,280	(1,876)	3,404	5,280	(1,651)	3,629
Customer Contracts/relationships	1.5 - 6	17,220	(5,143)	12,077	17,220	(4,398)	12,822
Covenants Not to Compete	1.5 - 2	9,510	(9,460)	50	9,510	(9,310)	200

Total Intangible Assets, Net		$155,675	$(79,560)	$76,115	$155,675	$(72,666)	$83,009

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended
	July 27, 2007	July 28, 2006

Patents	$495	$495
Existing technology	5,278	3,866
Other identified intangibles	1,121	821

	$6,894	$5,182

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at July 27, 2007, the future amortization expense of identified intangibles for the remainder of fiscal 2008 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount
(In thousands)

2008	$20,282
2009	24,665
2010	19,694
2011	8,987
2012	1,633
Thereafter	854

Total	$76,115

9.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash and investments reported in the Condensed Consolidated Balance Sheets approximate their fair value. Our short-term investments and foreign exchange contracts are carried at fair value based on quoted market prices. Other investments in nonmarketable securities are included in other assets at July 27, 2007, and April 27, 2007, with total carrying value of $12,948 and $8,932, which approximate their fair values. The fair value of our debt also approximates its carrying value as of July 27, 2007, and April 27, 2007.

We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange and currency option contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.

Foreign currency forward contracts obligate us to buy or sell foreign currencies at a specified future date. Option contracts give us the right to buy or sell foreign currencies and are exercised only when economically beneficial. As of July 27, 2007, we had $336,126 of outstanding foreign exchange contracts (including $22,444 of option contracts) as indicated below that all had remaining maturities of five months or less. As of April 27, 2007, we had $367,479 of outstanding foreign exchange contracts (including $21,703 of option contracts). For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in earnings. The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. For cash flow hedges, the related gains or losses are included in other comprehensive income. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At July 27, 2007, and April 27, 2007 the estimated notional fair values of forward foreign exchange contracts were $335,700 and $368,807, respectively. The fair value of foreign exchange contracts is based on prevailing financial market information. For the quarter ended July 27, 2007, net gains generated by hedged assets and liabilities totaled $681 and were offset by losses on the related derivative instruments of $70.

10.	Net Income Per Share

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the quarters ended July 27, 2007, and July 28, 2006, as these options’ exercise prices were above the average market prices in such periods. For quarters ended July 27, 2007, and July 28, 2006, 30,402 and 25,857 shares of common stock options with a weighted average exercise price of $42.57 and $42.72, respectively, were excluded from the diluted net income per share computation.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	July 27, 2007	July 28, 2006

Net Income (Numerator):
Net income, basic and diluted	$34,337	$54,670

Shares (Denominator):
Weighted average common shares outstanding	364,713	374,315
Weighted average common shares outstanding subject to repurchase	(256)	(446)

Shares used in basic computation	364,457	373,869
Weighted average common shares outstanding subject to repurchase	256	446
Common shares issuable upon exercise of stock options	12,918	17,004

Shares used in diluted computation	377,631	391,319

Net Income per Share:
Basic	$0.09	$0.15

Diluted	$0.09	$0.14

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

11.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
	July 27, 2007	July 28, 2006

Net income	$34,337	$54,670
Currency translation adjustment	448	651
Unrealized gain on available-for-sale investments, net of related tax effect	1,046	1,741
Unrealized gain on derivatives	3,841	968

Comprehensive income	$39,672	$58,030

The components of accumulated other comprehensive income were as follows:

	July 27, 2007	April 27, 2007

Accumulated translation adjustments	$3,769	$3,321
Accumulated unrealized gain on available-for-sale investments	6,515	5,469
Accumulated unrealized gain (loss) on derivatives	553	(3,288)

Total accumulated other comprehensive loss	$10,837	$5,502

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring Charges

In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology (IT) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of July 27, 2007, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina. Of the reserve balance at July 27, 2007, $542 was included in other accrued liabilities, and the remaining $1,389 was classified as long-term obligations.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the quarter ended July 27, 2007, we did not record any reduction or charges in the restructuring reserve.

		Severance-
		Related
	Facility	Amounts	Total

Reserve balance at April 28, 2006	$2,666	$338	$3,004
Recoveries	—	(74)	(74)
Cash payments and other	(582)	(264)	(846)

Reserve balance at April 27, 2007	$2,084	—	$2,084
Recoveries	—	—	—
Cash payments and other	(153)	—	(153)

Reserve balance at July 27, 2007	$1,931	$—	$1,931

13.	Commitments and Contingencies

The following summarizes our commitments and contingencies at July 27, 2007, and the effect such obligations may have on our future periods:

	2008	2009	2010	2011	2012	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$18,226	$23,948	$24,391	$17,970	$12,568	$29,680	$126,783
Real estate lease payments(2)	925	7,579	9,981	9,981	9,981	162,110	200,557
Equipment operating lease payments(3)	8,746	10,065	4,737	187	—	—	23,735
Venture capital funding commitments(4)	212	270	257	245	20	—	1,004
Capital expenditures(5)	13,023	4,296	—	—	—	—	17,319
Communications and maintenance(6)	14,318	15,881	8,493	1,521	138	—	40,351

Total Contractual Cash Obligations	$55,450	$62,039	$47,859	$29,904	$22,707	$191,790	$409,749

Other Commercial Commitments:
Letters of credit(7)	$2,709	$310	$—	$—	$—	$437	$3,456

(1)	We lease sales offices and research and development facilities throughout the United States and internationally. These sales offices are leased under operating leases which expire through fiscal 2016. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Rent operating lease payments in the table exclude lease payments which are accrued as part of our fiscal 2002 restructurings and include only rent lease commitments that are over one year.

(2)	Included in the above contractual cash obligations pursuant to three financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $925 in fiscal 2008; $7,579 in fiscal 2009, $9,981 in each of the fiscal years 2010, 2011, and 2012, $9,057 in fiscal 2013; and $4,729 in fiscal 2014 which are based on the LIBOR rate at July 27, 2007, for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $148,324 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations will expire in November 2011.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

As of July 27, 2007, we had entered into two financing, construction, and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 380,000 square feet of office space costing up to $113,500. After completion of construction, we will pay minimum lease payments, which vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread (5.72% at July 27, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in January and September 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: We may (i) purchase the buildings from BNP for $48,500 and $65,000, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41,225 and $55,250, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41,225 and $55,250, respectively, in which event we may recoup some or all of such payment by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

On July 17, 2007, we entered into additional financing, construction, and leasing arrangements with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet of data center costing up to $61,000. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (5.72% at July 27, 2007) on the cost of the facility. We expect to begin making lease payments on the completed buildings in September 2008 for a term of five and half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $61,000; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51,850, and be liable for any deficiency between the net proceeds received from the third party and $51,850; or (iii) pay BNP a supplemental payment of $51,850, in which event we

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

All leases require us to maintain specified financial covenants with which we were in compliance as of July 27, 2007. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

As of July 27, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $335,700. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options only.

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with the customers. We sell our products directly to the leasing company, and the lease arrangement is made between our customer and the leasing company. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company come due. As of July 27, 2007, and April 27, 2007, the maximum recourse exposure under such leases totaled approximately $11,831 and $10,262, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The total amount of unrecognized tax benefits upon the adoption of FIN No. 48, on April 28, 2007, was $58,326. There was no cumulative effect from the adoption of FIN No. 48, however, certain amounts were reclassified among our consolidated balance sheet accounts as follows:

Retained earnings cumulative effect	$—
Additional deferred tax assets	4,889
Reclass from current liability to long term liability	53,437

Total increase in liability	$58,326

The entire portion of the $58,326 balance of unrecognized tax benefits at April 28, 2007, if recognized, would affect our effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the fiscal years ended 2005-2007, we recognized total accrued interest and penalties of approximately $170 and have included this accrual in our FIN No. 48 disclosure balances.

We are subject to taxation in the United States, various states and several foreign jurisdictions. Our federal income tax returns are currently being examined for the fiscal years 2003-2004. We are effectively subject to federal tax examination adjustments for tax years ending on or after fiscal year 2000, in that we have net operating loss carryforwards from these years that could be subject to adjustment, if and when utilized.

As we are in the early stages of the federal tax return and foreign jurisdiction audit process, at this time we can not make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax Jurisdictions at July 27, 2007

2003 — 2007	United States — federal income tax
2002 — 2007	United States — state and local income tax
2003 — 2007	Australia
2005 — 2007	France
2004 — 2007	Germany
2005— 2007	India
2006 — 2007	Japan
2000 — 2007	The Netherlands
2004 — 2007	United Kingdom

The above table excludes the net operating loss carryover risk identified above with respect to federal and state tax returns.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	New Accounting Pronouncements

Effective April 28, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), and substantially changes the applicable accounting model. There was no cumulative effective from the adoption of FIN No. 48. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. See “Note 14, Income Taxes,” for further discussion.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective the first quarter of fiscal 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

16.	Subsequent Events

On August 13, 2007, we sold 360 shares of common stock of Blue Coat in a private transaction pursuant to Rule 144 under the Securities Act of 1933. We received net proceeds of approximately $18,256, after deducting the purchaser’s discount. These shares were acquired on September 11, 2006, in connection with the sale of our NetCache assets to Blue Coat.

On August 14, 2007, the Board of Directors approved a new stock repurchase program in which up to $1,000,000 worth of additional common stock may be purchased in addition to $199,948 remaining from all prior authorizations. On August 20, 2007, we repurchased $225,000 in common stock pursuant to our existing and new stock repurchase programs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) the continued softness in enterprise storage spending; (2) our programs to develop more new accounts; (3) our intention to continue to penetrate the largest storage buyers; (4) our plan to restrict discretionary expense; (5) our business fundamentals, our confidence in the competitiveness of our products, and our ability to grow our business over the long term; (6) our plan to invest in the people, processes and systems necessary to best optimize our revenue growth; our belief that we are well positioned in the fastest growth segments of the storage market; (7) higher disk content associated with high-end and mid-range storage systems and its impact on our gross margin in the future; (8) our service margin may experience some variability; (9) our estimate of the impact that adopting SFAS No. 123R will have on our earnings per share; (10) our estimates of future amortization of patents, trademarks, tradenames, customer contracts, and relationships; (11) our expectation to continue to selectively add sales capacity in an effort to expand domestic and international markets; (12) our expectation that our sales and marketing expenses will increase commensurate with future revenue growth; (13) our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements; (14) our expectation to continuously support current and future product development and enhancement efforts and to incur corresponding charges; (15) our intention to continuously broaden our existing product offerings and introduce new products; (16) our belief regarding our research and development and general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2008; (17) our estimates regarding future amortization of covenants not to compete; (18) our expectation that interest income may vary; (19) period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance; (20) our expectation that cash provided by operating activities may fluctuate in future periods; (21) the possibility we may receive less cash from stock option exercises if stock option exercise patterns change; (22) our expectations regarding our contractual cash obligations and other commercial commitments at July 27, 2007, for future periods; (23) our expectation regarding the complete construction of our building under the BNP lease and the estimates regarding future minimum lease payments under the lease term; (24) our expectation that capital expenditures will increase consistent with our business growth; (25) our expectation that our existing facilities and those currently being developed will be sufficient for our needs for at least the next two years and that our contractual commitments, and any required capital expenditures over the next few years, will be funded through cash from operations and existing cash and investments; (26) our expectation that we will incur higher capital expenditures in the near future; (27) our belief that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next 12 months; (28) our belief that, based upon information available to us, that any current litigation and claims including our audits will not have a material adverse impact on our operating results; and (29) our belief that the results of our GSA and income tax audits will not have a materially adverse effect on us are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

First Quarter Fiscal 2008 Overview

Revenues for the first quarter of fiscal 2008 were $689.2 million, reflecting an increase of 10.9% year over year but a decreased of 14.0% sequentially over the previous quarter. We believe the principal factor impacting our revenue was the continued softness in enterprise storage spending, most notably in our existing commercial enterprise customer accounts in the United States and parts of Europe. The slowdown was not across all geographies and verticals. We reported increased revenue from the Federal business and regions such as Northeast Europe and Asia Pacific.

While we are not immune to the macroeconomic environment that is beyond our control, we believe that we are well positioned in the fastest growth segments of the storage market to capitalize on an IT spending recovery. We will continue to expand our programs to develop more new accounts, deepen our penetration in our current enterprise accounts, and broaden our vertical coverage. We intend to accelerate our revenue growth by penetrating the largest buyers of storage in the world, and will continue to invest in go-to-market partnerships, specifically through our channel programs and partnerships. At the same time, we will continue to restrict discretionary expense and slow down the rate of hiring in order to return to our targeted business model. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, and if there is reduced or no demand for our products, our expected revenue growth rate could be materially affected.

Despite the revenue decrease from the fourth quarter of fiscal 2007, we believe our business fundamentals remain intact, and we are confident in the competitiveness of our products and in our ability to grow our business over the long term. We do not believe that this shortfall is the result of changes in the competitive environment. However, continued revenue growth depends on the introduction and market acceptance of our new products and solutions and continued market demand for our products. We will continue to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

First Quarter Fiscal 2008 Financial Performance

•	Our revenues for the first quarter of fiscal 2008 were $689.2 million, a 10.9% increase over the same period a year ago, however, a decrease of 14.0% from the immediate preceding quarter. Our year-over-year revenue growth was driven by an increase in software entitlements and maintenance revenue, and an increase in service revenue.

•	Our overall gross margin increased to 60.5% in the first quarter of fiscal 2008 from 60.0% in the same period a year ago. The increase in our gross margin was primarily attributable to higher margin associated with the increased revenue from software entitlements and maintenance and a higher add-on software mix and improved service margin.

•	In the first quarter of fiscal 2008, we generated $200.9 million of cash from operating activities as compared to $164.6 million in the first quarter of fiscal 2007. As of July 27, 2007, our cash, cash equivalents, and short-term investments increased to $1,330.3 million, compared to $1,308.8 million as of April 27, 2007. This increase was due primarily to cash generated from operations, partially offset by $200.0 million used to repurchase our common stock. Our deferred revenue increased sequentially by 4.3% to $1,149.8 million as of July 27, 2007, from $1,103.0 million reported as of April 27, 2007, reflecting the timing of software entitlements and maintenance and service revenue recognition. Capital purchases of plant, property, and equipment for the first quarters of fiscal 2008 and 2007 were $33.6 million and $23.1 million, respectively, reflecting continued worldwide capital investment to meet our business growth.

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

With the exception of the changes required by FIN No. 48 on Accounting for Income Taxes, there have been no significant changes during the first quarter of fiscal 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended April 27, 2007.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to the complexity of the tax law that we are subject to in several tax jurisdictions. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a lower effective tax rate than the U.S. statutory tax rate of 35.0%. The ability to maintain our current effective tax rate is contingent on existing tax laws in both the United States and the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving. In addition, a decrease in the percentage of our total earnings from our international business or a change in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $21.0 million as of July 27, 2007, compared to $21.0 million as of April 27, 2007, on certain of our deferred tax assets.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

On April 28, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

New Accounting Standards

See Note 15 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 27, 2007	July 28, 2006

Revenues:
Product	67.2%	74.9%
Software entitlements and maintenance	15.7	12.0
Service	17.1	13.1

	100.0	100.0
Cost of Revenues:
Cost of product	27.1	30.3
Cost of software entitlements and maintenance	0.3	0.4
Cost of service	12.1	9.3

Gross Profit	60.5	60.0

Operating Expenses:
Sales and marketing	35.4	31.4
Research and development	15.5	14.3
General and administrative	6.0	5.2
Restructuring charges (recoveries)	—	—

Total Operating Expenses	56.9	50.9

Income From Operations	3.6	9.1
Other Income (Expenses), Net:
Interest income	2.5	2.7
Interest expense	(0.2)	(0.6)
Other income (expenses), net	0.1	0.1

Total Other Income, Net	2.4	2.2

Income Before Income Taxes	6.0	11.3
Provision for Income Taxes	1.0	2.5

Net Income	5.0%	8.8%

Discussion and Analysis of Results of Operations

Total Revenues — Total revenues increased by 10.9% to $689.2 million for the first quarter of fiscal 2008, from $621.3 million for the same period in the prior year.

Product Revenues — Product revenues decreased by 0.5% to $463.3 million for the first quarter of fiscal 2008, from $465.6 million for the same period in the prior year.

Product revenues were impacted by the following factors:

•	Decreased revenues from our current product portfolio. Product revenue decreased $2.3 million in the first quarter of fiscal 2008 as compared to the same period a year ago, with a $35.0 million decrease due to price and configuration on existing products, offset by $32.7 million increase due to higher unit volume. Of the $32.7 million volume increase, $111.0 million revenue increase was due to new products, while offset by a $78.3 million decrease in overall revenue associated with lower shipment volumes on existing products. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact on these forces is significantly affected by the configuration of systems shipped.

•	Lower-cost-per-petabyte storage is a significant component of our storage systems cost. As performance has improved on our devices, the related price we can charge per petabyte of storage has decreased as well.

•	Revenues from our older products declined by $177.5 million in the first quarter of fiscal 2008 compared to same quarter a year ago, primarily due to sales declines from older generation products. Revenue generated by FAS900 series systems and NearStore® R200 systems decreased by 94.6% and 99.2%, respectively. In addition, revenue also declined by $24.1 million in the first quarter of fiscal 2008 compared to the same period in the prior year due to products that we no longer ship, including our NetCache products.

•	Revenues of the FAS3000 and FAS6000 enterprise storage systems increased 15.3% and 198.1%, respectively, for the first quarter of fiscal 2008, compared to the same period in the prior year.

•	Increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors, and OEM partners, represented 61.4% and 55.7% of total revenues for the first quarters of fiscal 2008 and fiscal 2007, respectively.

•	Our petabytes shipped increased 52.4% year over year to 110.9 petabytes due to increased penetration in primary and secondary storage, i.e., enterprise data centers, data protection, disaster recovery, archival, and compliance requirements. This increase in petabytes shipped was attributable to an increase in petabytes from 500-gigabyte ATA drives. ATA drives accounted for 56.8% of our total petabytes shipped in the first quarter of fiscal 2008 compared to 54.2% in the same quarter a year ago. Fibre Channel petabytes were up 42.4% year over year, to 42.7% of our total shipped.

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

Software Entitlements and Maintenance Revenues — Software entitlements and maintenance revenues increased by 44.2% to $107.9 million for the first quarter of fiscal 2008, from $74.8 million for the same period a year ago, due primarily to a larger installed base of customers who have purchased or renewed software entitlements and maintenance and the timing of software entitlements and maintenance revenue recognition. Software entitlements and maintenance revenues represented 15.7% and 12.0% of total revenues for the first quarter of fiscal 2008 and fiscal 2007, respectively.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 45.9% to $118.0 million for the first quarter of fiscal 2008, from $80.8 million in the same period a year ago.

The increase in absolute dollars was due to the following factors:

•	Professional service revenue increased by 49.1% in the first quarter of fiscal 2008 compared to the same period a year ago, due to an increasing number of customers which typically have extremely complex IT environments and require professional services to integrate our solution into their environments.

•	Service maintenance revenue increased by 45.2% in the first quarter of fiscal 2008 compared to the same period a year ago due to a growing installed base, resulting in new customer support contracts and renewals in addition to the timing of service revenue recognition.

While it is an element of our strategy to expand and offer more comprehensive global enterprise support and service solutions, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2008 or beyond.

A large portion of our service revenues is deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 17.1% and 13.1% of total revenues for the first quarters of fiscal 2008 and 2007, respectively.

International total revenues — International total revenues (including U.S. exports) increased by 14.1% for the first quarter of fiscal 2008, as compared to the same periods in fiscal 2007. Total revenues from Europe were $218.5 million, or 31.7% of total revenues, for the first quarter of fiscal 2008, compared to $194.9 million, or 31.4% of total revenues, for the first quarter of fiscal 2007. Total revenues from Asia were $87.5 million, or 12.7% of total revenues for the first quarter of fiscal 2008, compared to $73.3 million, or 11.8% of total revenues for the same period a year ago. The increase in international sales was primarily driven by the same factors outlined under the Total Revenue discussion, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2008 or beyond.

Product Gross Margin — Product gross margin increased slightly to 59.7% for the first quarter of fiscal 2008, from 59.6% for the same period a year ago.

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

Stock-based compensation expense included in cost of product revenues was $0.9 million and $0.7 million for the first quarters of fiscal 2008 and 2007, respectively. Amortization of existing technology included in cost of product revenues was $5.3 million and $3.9 million for the first quarters of fiscal 2008 and 2007, respectively. Estimated future amortization of existing technology to cost of product revenues will be $15.8 million for the remainder of fiscal 2008, $20.4 million for fiscal year 2009, $15.9 million for fiscal year 2010, $6.3 million for fiscal year 2011, and none thereafter.

Software Entitlements and Maintenance Gross Margin — Software entitlements and maintenance gross margins increased to 98.1% for the first quarter of fiscal 2008, from 96.9% for the same period a year ago.

Service Gross Margin — Service gross margin increased to 29.5% for the first quarter of fiscal 2008 as compared to 28.3% for the same period in fiscal 2007. Cost of service revenue increased by 43.5% to $83.2 million for the first quarter of fiscal 2008 from $58.0 million for the same period a year ago. Stock-based compensation expense of $2.7 million and $2.6 million was included in the cost of service revenue for the first quarters of fiscal 2008 and 2007, respectively.

The change in service gross margins year over year was primarily impacted by an increase in services revenue, improved productivity, and continued spending in our service infrastructure to support our customers. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margins will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In the remainder of fiscal 2008, we expect service margins to experience some variability over time as we continue to build out our service capability and capacity to support our growing customer base and new products.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expenses increased 25.1% to $244.6 million for the first quarter of fiscal 2008, from $195.5 million for the same period a year ago. These expenses as a percentage of revenue increased to 35.4% for the first quarter of fiscal 2008 from 31.4% for the same period in the prior year due to our lower revenue growth in the first quarter of fiscal 2008. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher headcount, higher partner program expenses, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions.

Stock-based compensation expense included in sales and marketing expenses for the first quarters of fiscal 2008 and 2007 was $17.5 million and $18.7 million, respectively. Amortization of trademarks/tradenames and customer contracts/relationships included in sales and marketing expenses was $1.0 million and $0.6 million for the first quarters of fiscal 2008 and 2007, respectively. Based on identified intangibles related to our acquisitions recorded at July 27, 2007, estimated future amortization such as trademarks, and customer relationships included in sales and marketing expenses will be $2.9 million for the remainder of fiscal 2008, $3.8 million for fiscal 2009, $3.6 million for fiscal 2010, $2.7 million for fiscal 2011, $1.6 million for fiscal 2012, and $0.9 million thereafter.

We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels. We expect to increase our sales and marketing expenses commensurate with future revenue growth. We believe that our sales and marketing expenses will increase in absolute dollars for the remainder of fiscal 2008 due to increased headcount, sales- and marketing-related programs to support future revenue growth, and real estate lease payments, partially offset by cost control and reduction in discretionary spending efforts.

Research and Development — Research and development expenses consist primarily of salaries and benefits, stock-based compensation, prototype expenses, nonrecurring engineering charges, fees paid to outside consultants, and amortization of capitalized patents.

Research and development expenses increased 20.2% to $106.6 million for the first quarter of fiscal 2008, from $88.7 million for the same period in fiscal 2007. These expenses as a percentage of revenue increased to 15.5% for the first quarter of fiscal 2008 from 14.3% for the same period in the prior year due to our lower revenue growth in the first quarter of fiscal 2008. The increase in absolute dollars was primarily a result of increased headcount-related salaries and incentive compensation, ongoing support of current and future product development and enhancement efforts. For the first quarters of fiscal 2008 and 2007, no software development costs were capitalized.

Stock-based compensation expense included in research and development expenses for the first quarters of fiscal 2008 and 2007 was $13.2 million and $13.9 million. Included in research and development expenses is capitalized patents amortization of $0.5 million and $0.5 million for the first quarters of fiscal 2008 and 2007, respectively. Based on capitalized patents recorded at July 27, 2007, estimated future capitalized patent amortization expenses for the remainder of fiscal 2008 will be $1.5 million, $0.5 million for fiscal year 2009, $0.2 million in fiscal 2010, and none thereafter.

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

We believe that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2008, primarily due to ongoing costs associated with the development of new products and technologies, headcount growth, real estate lease payments, and the operating impact of potential future acquisitions.

General and Administrative — General and administrative expenses increased 27.9% to $41.5 million for the first quarter of fiscal 2008, from $32.4 million for the same period a year ago. These expenses as a percentage of revenue increased to 6.0% for the first quarter of fiscal 2008 from 5.2% for the same period in the prior year due to our lower revenue growth in the first quarter of fiscal 2008. This increase in absolute dollars was primarily due to higher payroll expenses, increased headcount, higher legal expenses on prior acquisition-related costs, and increased professional fees for general corporate matters.

We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2008 in order to support our existing infrastructure and real estate lease payments, partially offset by cost control and reduction in discretionary spending efforts. Stock-based compensation expense included in general and administrative expenses for the first quarters of fiscal 2008 and 2007 was $6.1 million and $7.1 million, respectively. Amortization of covenants not to compete included in general and administrative expenses was $0.2 million and $0.2 million for the first quarters of fiscal 2008 and 2007, respectively. Based on identified intangibles related to our acquisitions recorded at July 27, 2007, estimated future amortization of covenants not to compete relating to our acquisitions will be $0.1 million for fiscal year 2008, and none thereafter.

Operating Income — Operating income as a percentage of revenue decreased to 3.6% for the first quarter of fiscal 2008 from 9.1% for the same period a year ago. Our operating expense levels are based in part on our expectations as to future revenue growth, and a significant percentage of our operating expenses are fixed and difficult to reduce within a short period of time. As a result, if revenue levels are below expectations or previously higher levels, our fixed expenses could adversely affect our operating income and cash flow until revenues increase or until such fixed expenses are reduced to a level commensurate with revenues . We cannot assure you that we will be able to maintain or increase revenues in the remainder of fiscal 2008 or beyond.

Restructuring Charges — In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology (IT) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of July 27, 2007, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the first quarter of fiscal 2008, we did not record any reduction in restructuring reserve resulting from change in estimate of our third restructuring plan.

Of the reserve balance at July 27, 2007, $0.5 million was included in other accrued liabilities, and the remaining $1.4 million was classified as long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

The following analysis sets forth the significant components of the restructuring reserve at July 27, 2007 (in thousands):

		Severance-
	Facility	Related Amounts	Total

Reserve balance at April 28, 2006	$2,666	$338	$3,004
Recoveries	—	(74)	(74)
Cash payments and other	(582)	(264)	(846)

Reserve balance at April 27, 2007	$2,084	—	$2,084
Recoveries	—	—	—
Cash payments and other	(153)	—	(153)

Reserve balance at July 27, 2007	$1,931	$—	$1,931

Interest Income — Interest income was $17.0 million and $16.7 million for the first quarters of fiscal 2008 and 2007, respectively. The increase in interest income was primarily driven by higher average interest rates on our investment portfolio. We expect interest income to vary year over year as a result of our cash and invested balances being reinvested in a higher interest rate portfolio environment, partially offset by lower cash balances while we continue to fund working capital, future contractual obligations and capital expenditures.

Interest Expense — Interest expense was $1.1 million and $3.9 million for the first quarters of fiscal 2008 and 2007, respectively. The decrease in fiscal 2008 was primarily due to lower debt balance at July 27, 2007, as compared to July 28, 2006.

Other Income — Other income was $0.8 million for both the first quarters of fiscal 2008 and 2007. Other income included net exchange gains from foreign currency of $0.6 million and $0.8 million for the first quarters of fiscal 2008 and 2007, respectively. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision for Income Taxes — For the first quarters of fiscal 2008 and 2007, we applied to pretax income an annual effective tax rate before discrete reporting items of 18.0% and 22.0%, respectively. The decrease to the annual effective tax rate year over year is primarily attributable to a relative decrease in the tax impact of nondeductible stock compensation under SFAS No. 123R, brought about in part by our decision to cease granting incentive stock options. Since we have replaced the granting of incentive stock options with the granting of additional nonqualified stock options, this gives rise to the recognition of more deferred tax assets as SFAS No. 123R expense occurs. After taking into account the tax effect of discrete items reported, the effective tax rates applied to the first quarters of fiscal 2008 and fiscal 2007 pretax income were 16.9% and 22.0%, respectively.

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

Balance Sheet and Operating Cash Flows

As of July 27, 2007, as compared to April 27, 2007, our cash, cash equivalents, and short-term investments increased by $21.5 million to $1,330.3 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital decreased by $36.4 million to $1,016.9 million as of July 27, 2007, compared to $1,053.3 million as of April 27, 2007.

During the first quarter of fiscal 2008, we generated cash flows from operating activities of $200.9 million, as compared with $164.6 million in the same period in fiscal 2007. We recorded net income of $34.3 million for the first quarter of fiscal 2008, as compared to $54.7 million for the same period a year ago. A summary of the significant changes in noncash adjustments affecting net income is as follows:

•	Stock-based compensation expense was $40.4 million in the first quarter of fiscal 2008, compared to $43.0 million in the same period a year ago.

•	Depreciation expense was $26.7 million and $18.7 million in the first quarters of fiscal 2008 and 2007, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles was $6.4 million and $4.7 million in the first quarters of fiscal 2008 and 2007, respectively. The increase was attributed to the Topio acquisition.

•	An increase in net deferred tax assets of $17.8 million in the first quarter of fiscal 2008 compared to none in fiscal 2007, primarily due to an increase in book versus tax difference associated primarily with increases in deferred revenue and stock compensation tax benefits.

In addition to net income and noncash adjustments for the first quarter of fiscal 2008, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	Decrease in accounts receivable of $188.1 million in the first quarter of fiscal 2008 was due to lower revenue volume. A decrease of $69.9 million in accounts receivable in the first quarter of fiscal 2007 was due to more linear shipments.

•	An increase in deferred revenues of $46.5 million and $61.9 million in the first quarters of fiscal 2008 and 2007, respectively, was due to the timing of recognition of software entitlements and maintenance and service revenue as well as renewals of existing maintenance agreements in the first quarters of fiscal 2008 and fiscal 2007.

•	Increase in income taxes payable of $18.4 million in the first quarter of fiscal 2008 was attributed to the tax provision of $7.0 million, $17.8 million book tax differences and stock compensation tax benefits, offset by $6.4 million income tax payments. Income tax payable decreased $6.9 million in the first quarter of fiscal 2007 due to tax payments of $22.5 million, which included an $18.7 million federal income tax payment made for the fiscal year 2006 foreign dividend repatriation, partially offset by the first quarter tax provision of $15.4 million.

The above factors were partially offset by the effects of:

•	Accrued compensation and related benefits decreased by $69.9 million and $39.0 million in the first quarters of fiscal 2008 and 2007, respectively. The changes for both periods were due to payout of commission and performance-based payroll expenses accrued in the last quarter of each fiscal year and paid in the first quarter of each subsequent fiscal year.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for the first quarter of fiscal 2008 were $33.6 million as compared to $23.1 million for the same period a year ago. We received net proceeds of $118.1 million and $32.0 million in the first quarters of fiscal 2008 and 2007, respectively, for net purchases/redemptions of short-term investments. We redeemed $14.9 million and $16.3 million of restricted investment and its interest income pledged with JP Morgan Chase to repay the term loan with JP Morgan Chase in the first quarters of fiscal 2008 and 2007, respectively (See Note 5.) Investing activities in the first quarters of fiscal 2008 and fiscal 2007 also included new investments in privately held companies of $4.0 million and $1.2 million, respectively.

Cash Flows from Financing Activities

We used $160.4 million and $207.5 million in the first quarters of fiscal 2008 and 2007, respectively, for net financing activities, which included repayment of debt, sales of common stock related to employee stock transactions, and common stock repurchases. We made a repayment of $16.0 million and $27.9 million for our debt during the first quarters of fiscal 2008 and 2007, respectively. We repurchased 6.5 million and 6.6 million shares of common stock at a total of $200.0 million and $220.0 million during the first quarters of fiscal 2008 and 2007, respectively. Other financing activities provided $50.0 million and $36.8 million in the first quarters of fiscal 2008 and 2007, respectively, from sales of common stock related to employee stock option exercises and employee stock purchases. Tax benefits, related to tax deductions in excess of the stock-based compensation expense recognized, of $8.3 million and $4.5 million were presented as financing cash flows for the first quarters of fiscal 2008 and 2007, respectively, in accordance with SFAS No. 123R. During the first quarters of fiscal 2008 and 2007, we withheld shares with an aggregate value of $2.7 million and $1.0 million, respectively, in connection with the exercising of certain employees’ restricted stock for purposes of satisfying those employees’ federal, state, and local withholding tax obligations. The increase in the amounts withheld year over year was due to the release of restricted stock units assumed in connection with the Decru acquisition.

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

Other Factors Affecting Liquidity and Capital Resources

For the first quarters of fiscal 2008 and 2007, the income tax benefit associated with dispositions of employee stock transactions was $20.7 million and $30.0 million, respectively. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Stock Repurchase Program

At July 27, 2007, $199.9 million remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

On August 14, 2007, the Board of Directors approved a new stock repurchase program in which up to $1.0 billion worth of additional common stock may be purchased in addition to $199.9 million remaining from all prior authorizations. On August 20, 2007, we repurchased $225.0 million in common stock pursuant to our existing and new stock repurchases programs.

Debt

In March 2006, we received proceeds from a term loan totaling $300.0 million to finance a dividend under the Jobs Act. (See Note 5 of the Condensed Consolidated Financial Statements.) Loan repayments of $69.2 million are due in the remainder of fiscal 2008. This debt was collateralized by restricted investments totaling $101.5 million as of July 27, 2007. In accordance with the payment terms of the loan agreement, interest payments will be approximately $1.6 million in the remainder of fiscal 2008. As of July 27, 2007, we were in compliance with the liquidity and leverage ratio as required by the Loan Agreement with the lenders.

Contractual Cash Obligations and Other Commercial Commitments

The following summarizes our contractual cash obligations and commercial commitments at July 27, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

Contractual Obligations:	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Office operating lease payments(1)	$18,226	$23,948	$24,391	$17,970	$12,568	$29,680	$126,783
Real estate lease payments(2)	925	7,579	9,981	9,981	9,981	162,110	200,557
Equipment operating lease payments(3)	8,746	10,065	4,737	187	—	—	23,735
Venture capital funding commitments(4)	212	270	257	245	20	—	1,004
Capital expenditures(5)	13,023	4,296	—	—	—	—	17,319
Communications and maintenance(6)	14,318	15,881	8,493	1,521	138	—	40,351
Restructuring charges(7)	427	576	598	330	—	—	1,931
Debt(8)	70,791	—	—	—	—	—	70,791

Total Contractual Cash Obligations	$126,668	$62,615	$48,457	$30,234	$22,707	$191,790	$482,471

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

Other Commercial Commitments:	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Letters of credit(9)	$2,709	$310	$—	$—	$—	$437	$3,456

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire through fiscal year 2016. Substantially all lease agreements have fixed payment terms based on the passage of time and contain escalation clauses. Some lease agreements provide us with the option to renew the lease or to terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings. The amounts for the leases impacted by the restructurings are included in subparagraph (7) below. The net increase in the office operating lease payments was primarily due to several domestic lease extensions during the first quarter of fiscal 2008.

(2)	Included in the above contractual cash obligations pursuant to three financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $0.9 million in fiscal 2008; $7.6 million in fiscal 2009; $10.0 million in each of the fiscal years 2010, 2011, and 2012; $9.1 million in fiscal 2013; and $4.7 million in fiscal 2014; which are based on the LIBOR rate at July 27, 2007, for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $148.3 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 13.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as Property and Equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations will expire in November 2011.

(7)	These amounts are included on our Consolidated Balance Sheets under Long-Term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(8)	Included in these amounts are the JP Morgan Chase loan (see Note 5) on our Consolidated Balance Sheets under Current Portion of Long-Term Debt. This amount also includes estimated interest payments of $1.6 million for the remainder of fiscal 2008. The decrease from April 27, 2007, represented a loan repayment of $16.0 million, plus interest of $1.1 million for the first quarter of fiscal 2008.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

As discussed in Note 14 of the Notes to Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). At July 27, 2007, we have a liability of $60,241, for which we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, this amount has been excluded from the table above.

As of July 27, 2007, we had entered into two financing, construction, and leasing arrangements with BNP for office space to be located on land currently owned by us in Sunnyvale, California. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 380,000 square feet of office space costing up to $113.5 million. After completion of construction, we will pay minimum lease payments, which vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread (5.72% at July 27, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in January and September 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: We may (i) purchase the buildings from BNP for $48.5 million and $65.0 million, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41.2 million and $55.3 million, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41.2 million and $55.3 million, respectively, in which event we may recoup some or all of such payment by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

On July 17, 2007, we entered into additional financing, construction, and leasing arrangements with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet of data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (5.72% at July 27, 2007) on the cost of the facility. We expect to begin making lease payments on the completed buildings in September 2008 for a term of five and half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $61.0 million; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51.9 million, and be liable for any deficiency between the net proceeds received from the third party and $51.9 million; or (iii) pay BNP a supplemental payment of $51.9 million, in which event we may recoup some or all of such payment by arranging for a sale of the building by BNP during the ensuing two-year period.

All leases also require us to maintain specified financial covenants with which we were in compliance as of July 27, 2007. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and a Minimum Unencumbered Cash and Short Term Investments.

As of July 27, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $335.7 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options only.

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

Off-Balance Sheet Arrangements

As of July 27, 2007, our financial guarantees of $3.5 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and a guarantee for a foreign rental obligation.

As of July 27, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $335.7 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to two lease arrangements with BNP for approximately 380,000 square feet of office space to be located on land currently owned by us in Sunnyvale, California. We also have a third commitment related to a lease arrangement with BNP for approximately 120,000 square feet of data center to be located on land currently owned by us in Research Triangle Park, North Carolina (as further described above under “Contractual Cash Obligations and Other Commercial Commitments”). We have evaluated our accounting for these leases under the provisions of FIN No. 46R and have determined the following:

•	BNP is a leasing company for BNP Paribas in the United States. BNP is not a “special purpose entity” organized for the sole purpose of facilitating the lease to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent BNP Paribas. Therefore, we are not the primary beneficiary of BNP as we do not absorb the majority of BNP’s expected losses or expected residual returns; and

•	BNP has represented in the Closing Agreement (filed as Exhibit 10.40) that the fair value of the property leased to us by BNP is less than half of the total of the fair values of all assets of BNP, excluding any assets of BNP held within a silo. Further, the property leased to Network Appliance is not held within a silo. The definition of “held within a silo” means that BNP has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through nonrecourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNP at risk for the repayment of such funds.

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Assuming that this transaction will continue to meet the provisions of FIN No. 46R as new standards evolve over time, our future minimum lease payments under these real estates leases will amount to a total of $200.6 million reported under our Note 13, “Commitments and Contingencies.”

Liquidity and Capital Resource Requirements

Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, accounts receivable and inventories and future demand for our products and related pricing. We expect to incur higher capital expenditures in the near future to expand our operations. We will from time to time acquire products and businesses complementary to our business. In the future, we may continue to repurchase our common stock, which would reduce cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, cash generated from operations, and credit facility will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. However, should we need to investigate other financing alternatives, we cannot be certain that additional financing will be available on satisfactory terms.

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

Market Interest and Interest Income Risk

Interest and Investment Income — As of July 27, 2007, we had available-for-sale investments of $807.7 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, government, municipal debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 27, 2007, would cause the fair value of these available-for-sale investments to decline by approximately $4.2 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Our investment portfolio also includes common stock holdings in Blue Coat. We are exposed to fluctuations in the market price of our investment in this company. As a result of these factors, the amount of income and cash flow that we ultimately realize from this investment may vary materially from the current unrealized amount. A hypothetical 10 percent decrease in the fair market value from fair market value at July 27, 2007 would cause the fair value of this investment to decrease by approximately $1.8 million. On August 13, 2007, we sold these shares and received net proceeds of approximately $18.3 million, after deducting the purchaser’s discounts. (See Note 16.)

Lease Commitments — As of July 27, 2007, we have two arrangements with BNP to lease our land for a period of 50 years to construct approximately 380,000 square feet of office space and a parking structure costing up to $113.5 million. We also have a third arrangement with BNP to lease our land for a period of 99 years to construct approximately 120,000 square feet of data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread. We expect to pay lease payments on the first lease on January 2008 for a term of five years, the second lease on September 2008 for a term of five years, and the third lease on September 2008 for a term of five years. We have the option to renew all three leases for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at July 27, 2007, would increase our total lease payments under the initial five-year term by approximately $4.6 million. We do not currently hedge against market interest rate increases. As cash from operating cash flows is invested in a higher interest rate environment, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant increase in market interest rate.

Debt Obligation — We have an outstanding variable rate term loan totaling $69.2 million as of July 27, 2007. Under terms of these arrangements, we expect to make interest payments at LIBOR plus a spread. A hypothetical

10 percent increase in market interest rates from levels at July 27, 2007, would increase our total interest payments by approximately $0.4 million. We do not currently use derivatives to manage interest rate risk.

Nonmarketable Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investment. Accordingly, we could lose all or part of this investment if there is an adverse change in the market price of the company we invest in. Our investments in nonmarketable securities had a carrying amount of $12.9 million as of July 27, 2007, and $8.9 million as of April 27, 2007. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Income.

Foreign Currency Exchange Rate Risk

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at July 27, 2007, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward and currency option contracts outstanding on July 27, 2007 (in thousands):

		Foreign Currency	Notional Contract	Notional Fair
Currency	Buy/Sell	Amount	Value in U.S. $	Value in U.S. $

Forward contracts:
EUR	Sell	140,519	$192,145	$191,760
GBP	Sell	25,503	$51,920	$51,658
CAD	Sell	18,243	$17,203	$17,204
Other	Sell	N/A	$16,957	$17,026
AUD	Buy	32,033	$27,293	$27,292
Other	Buy	N/A	$8,164	$8,164
Option contracts:
EUR	Sell	12,000	$16,368	$16,477
GBP	Sell	3,000	$6,076	$6,119

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of July 27, 2007, the end of the fiscal period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an original equipment manufacturing (“OEM”) agreement that enables IBM to sell IBM branded solutions based on Network Appliance unified solutions, including NearStore and the NetApp® V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or their release schedule and timing of those products; nor do we control their pricing. In the event that sales through IBM will increase, we may experience distribution channel conflicts between our direct sales force and IBM, or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. In addition, since this agreement is relatively new, we do not have a history upon which to base our analysis of its future success.

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

We intend to continue to establish and maintain business relationships with technology companies to accelerate the development and marketing of our storage solutions. To the extent that we are unsuccessful in developing new relationships and maintaining our existing relationships, our future revenue and operating results could be impacted negatively. In addition, the loss of a strategic partner could have a material adverse effect on our revenue and earnings.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers (“VAR”), systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In the first quarter of fiscal 2008, our indirect channels accounted for 61.4% of our consolidated revenues.

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

Macroeconomic conditions and IT spending slowdown in the United States as well as variations in our expected operating performance may continue to cause volatility in our stock price. We are unable to predict changes in general economic conditions and when global IT spending rates will be affected. Furthermore, if there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and stock price may continue to be adversely affected.

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

Component quality risk is particularly significant with respect to our suppliers of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives, microprocessors, and semiconductor memory components, which could result in component shortages, selective supply allocations, and increased prices of such components. We cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, problems with respect to yield and quality of such components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our operating results. Such delays could also damage relationships with current and prospective customers and suppliers.

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

We currently rely on several contract manufacturers to manufacture our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of July 27, 2007, we have no purchase commitment under these agreements.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. We may need to increase our material purchases, contract manufacturing capacity, and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products, or the inability to obtain raw materials, could cause a delay in our ability to fulfill orders.

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

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. If the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

On occasion, we invest in nonmarketable securities of private companies. As of July 27, 2007, the carrying value of our investments in nonmarketable securities totaled $12.9 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on these companies’ product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired.

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct business internationally. For the year ended July 27, 2007, 44.4% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits. Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations. Potentially adverse tax consequences could negatively impact the operating and financial results from international operations. International operations currently benefit from a tax ruling concluded in the Netherlands.

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

As we continue to grow our business, we are likely to incur costs earlier than some of the anticipated benefits, which could harm our operating results. A significant percentage of our expenses is fixed, which could materially and adversely affect our net income.

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

Any political, military, world health, or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure, or other material disruption caused by fire, floods, hurricanes, power loss, power shortages, telecommunications failures, break-ins, and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to common repurchases by Network Appliance, Inc. for the first quarter of fiscal 2008:

			Total Number of
			Shares Purchased	Approximate Dollar Value
		Average	as Part of the	of Shares That May Yet be
	Shares	Price Paid	Repurchase	Purchased Under the
Period	Purchased	per Share	Program(1)	Repurchase Program(2)

April 28, 2007 – May 25, 2007	—	$—	54,592,913	$399,948,323
May 26, 2007 – June 22, 2007	5,736,313	$30.67	60,329,226	$224,043,703
June 23, 2007 – July 27, 2007	785,759	$30.67	61,114,985	$199,948,323

Total	6,522,072	$30.67	61,114,985	$199,948,323

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	At July 27, 2007, $199,948,323 remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

On August 14, 2007, the Board of Directors approved a new stock repurchase program in which up to $1,000,000,000 of additional shares may be purchased.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

The information required by this item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 6.	Exhibits

Exhibit No		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(16)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
3	.3(18)	Certificate of Amendment to the Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(29)*	The Company’s amended and Restated Employee Stock Purchase Plan.
10	.2(29)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(14)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(15)*	The Company’s Deferred Compensation Plan.
10	.22(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

Exhibit No		Description

10	.32(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(19)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(19)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(20)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(21)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(22)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(22)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(22)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(22)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(22)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(24)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10	.46(27)	Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.47(27)	Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.48(27)	Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.49(27)	Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.50(27)	Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(26)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(26)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.53(27)	Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
10	.54(28)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
10.55		Closing Certificate and Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.56		Construction Management Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.57		Lease Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.58		Purchase Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.59		Ground Lease, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.

Exhibit No	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(15)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(16)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(18)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(19)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 31, 2006.

(26)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(27)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated February 23, 2007.

(28)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.

(29)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 25, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE, INC.
(Registrant)

/s/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: September 4, 2007

EXHIBIT INDEX

Exhibit No		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(16)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
3	.3(18)	Certificate of Amendment to the Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(29)*	The Company’s amended and Restated Employee Stock Purchase Plan.
10	.2(29)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(8)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(14)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(15)*	The Company’s Deferred Compensation Plan.
10	.22(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

Exhibit No		Description

10	.32(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(19)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(19)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(20)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(21)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(22)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(22)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(22)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(22)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(22)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(24)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10	.46(27)	Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.47(27)	Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.48(27)	Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.49(27)	Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.50(27)	Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(26)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(26)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.53(27)	Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
10	.54(28)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
10.55		Closing Certificate and Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.56		Construction Management Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.57		Lease Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.58		Purchase Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.59		Ground Lease, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.

Exhibit No	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated July 15, 2004.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(15)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(16)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(18)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(19)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 31, 2006.

(26)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(27)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated February 23, 2007.

(28)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.

(29)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 25, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.