Form 10-Q
period 2007-10-26
NETWORK APPLIANCE INC
filed 2007-12-04
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2007
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the registrant’s common stock, $0.001 par value, as of the latest practicable date.

Class	Outstanding at November 23, 2007

Common Stock	344,190,695

TRADEMARKS

2008 Network Appliance, Inc. All rights reserved. Specifications subject to change without notice. NetApp, the Network Appliance logo, NearStore, and NetCache are registered trademarks and Network Appliance is a trademark of Network Appliance, Inc. in the United States and other countries. Windows is a registered trademark of Microsoft Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, - Unaudited)

	October 26, 2007	April 27, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$625,707	$489,079
Short-term investments	357,370	819,702
Accounts receivable, net of allowances of $2,314 at October 26, 2007, and $2,572 at April 27, 2007	427,854	548,249
Inventories	62,690	54,880
Prepaid expenses and other assets	94,684	99,840
Short-term restricted cash and investments	84,034	118,312
Short-term deferred income taxes	116,324	110,741

Total current assets	1,768,663	2,240,803
Property and Equipment, Net	646,157	603,523
Goodwill	601,056	601,056
Intangible Assets, Net	69,321	83,009
Long-Term Restricted Cash and Investments	304,937	3,639
Long-Term Deferred Income Taxes and Other Assets	167,880	126,448

	$3,558,014	$3,658,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$47,770	$85,110
Accounts payable	119,099	144,112
Income taxes payable	9,962	53,371
Accrued compensation and related benefits	149,727	177,327
Other accrued liabilities	100,936	97,017
Deferred revenue	702,134	630,610

Total current liabilities	1,129,628	1,187,547
Long-Term Debt	250,000	—
Other Long-Term Obligations	74,105	9,487
Long-Term Deferred Revenue	516,445	472,423

	1,970,178	1,669,457

Stockholders’ Equity:
Common stock (425,673 shares at October 26, 2007, and 421,623 shares at April 27, 2007)	426	422
Additional paid-in capital	2,563,013	2,380,623
Treasury stock at cost (78,717 shares at October 26, 2007, and 54,593 shares at April 27, 2007)	(2,323,664)	(1,623,691)
Retained earnings	1,344,260	1,226,165
Accumulated other comprehensive income	3,801	5,502

Total stockholders’ equity	1,587,836	1,989,021

	$3,558,014	$3,658,478

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, - Unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Revenues
Product	$541,392	$481,284	$1,004,725	$946,895
Software entitlements and maintenance	117,134	82,253	225,061	157,083
Service	133,672	88,986	251,647	169,833

Total revenues	792,198	652,523	1,481,433	1,273,811

Cost of Revenues
Cost of product	217,396	186,261	404,147	374,226
Cost of software entitlements and maintenance	1,914	2,456	3,998	4,748
Cost of service	88,883	62,499	172,086	120,460

Total cost of revenues	308,193	251,216	580,231	499,434

Gross margin	484,005	401,307	901,202	774,377

Operating Expenses:
Sales and marketing	255,374	204,264	500,017	399,782
Research and development	108,964	90,360	215,520	179,038
General and administrative	39,507	35,217	80,956	67,613
Restructuring recoveries	—	—	—	(74)
Gain on sale of assets	—	(25,339)	—	(25,339)

Total operating expenses	403,845	304,502	796,493	621,020

Income from Operations	80,160	96,805	104,709	153,357
Other Income (Expenses), Net:
Interest income	16,296	17,478	33,332	34,134
Interest expense	(1,410)	(5,170)	(2,492)	(9,042)
Net gain (loss) on investments	13,619	(2,000)	13,619	(2,000)
Other income, net	231	1,878	1,062	2,657

Total other income, net	28,736	12,186	45,521	25,749

Income Before Income Taxes	108,896	108,991	150,230	179,106
Provision for Income Taxes	25,138	22,060	32,135	37,506

Net Income	$83,758	$86,931	$118,095	$141,600

Net Income per Share:
Basic	$0.24	$0.23	$0.33	$0.38

Diluted	$0.23	$0.22	$0.32	$0.36

Shares Used in Net Income per Share Calculations:
Basic	355,665	370,659	360,061	372,264

Diluted	365,458	388,226	371,544	389,773

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	October 26, 2007	October 27, 2006

Cash Flows from Operating Activities:
Net income	$118,095	$141,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,016	39,380
Amortization of intangible assets and patents	13,688	10,364
Stock-based compensation	78,781	85,445
Net loss (gain) on investments	(13,619)	2,000
Gain on sale of assets	—	(25,339)
Loss on disposal of equipment	245	302
Allowance for doubtful accounts	248	194
Deferred income taxes	(35,509)	(22,634)
Deferred rent	512	740
Income tax benefit from stock-based compensation	48,419	79,020
Excess tax benefit from stock-based compensation	(15,586)	(23,845)
Changes in assets and liabilities:
Accounts receivable	165,708	50,353
Inventories	(7,703)	8,195
Prepaid expenses and other assets	(21,219)	(31,831)
Accounts payable	(40,177)	7,205
Income taxes payable	8,697	(44,085)
Accrued compensation and related benefits	(29,884)	(6,327)
Other accrued liabilities	(9,538)	(5,017)
Deferred revenue	112,397	137,682

Net cash provided by operating activities	428,571	403,402

Cash Flows from Investing Activities:
Purchases of investments	(439,990)	(1,527,568)
Redemptions of investments	592,138	1,544,557
Redemptions of restricted investments	35,426	52,638
Change in restricted cash	(1,443)	405
Proceeds from sale of assets	—	23,914
Proceeds from sales of marketable securities	18,256	—
Proceeds from sales of nonmarketable securities	—	17
Purchases of property and equipment	(71,158)	(76,013)
Purchases of nonmarketable securities	(4,035)	(1,333)

Net cash provided by investing activities	129,194	16,617

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	66,067	92,460
Excess tax benefit from stock-based compensation	15,586	23,845
Proceeds from revolving credit facility	249,754	—
Repayment of debt	(37,340)	(106,572)
Tax withholding payments reimbursed by restricted stock	(5,202)	(4,323)
Repurchases of common stock	(699,973)	(363,908)

Net cash used in financing activities	(411,108)	(358,498)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10,029)	561
Net Increase in Cash and Cash Equivalents	136,628	62,082
Cash and Cash Equivalents:
Beginning of period	489,079	461,256

End of period	$625,707	$523,338

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$25,494	$5,243
Common stocks received from sale of assets	$—	$7,909
Supplemental Cash Flow Information:
Income taxes paid	$11,849	$27,110
Income taxes refunded	$1,340	$1,945
Interest paid on debt	$1,947	$6,256

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, Unaudited)

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

2.	Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 27, 2007. The results of operations for the three- and six-month periods ended October 26, 2007, are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

In the first quarter of fiscal 2008, we began to classify sales-related tax receivable balances from our customers within prepaid expenses and other current assets. These balances were included in accounts receivable, net, in previous periods ($43,075 at April 27, 2007), and such amounts have been reclassified in the accompanying financial statements to conform to the current period classification. This reclassification had no effect on the reported amounts of net income or cash flow from operations for any period presented. In addition, we have chosen to use the term “software entitlements and maintenance” in our statements of income to describe the arrangements under which we provide our customers the right to receive unspecified software product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases; these were previously described as “software upgrade and maintenance arrangements.”

We operate on a 52-week or 53-week year ending on the last Friday in April. The first six months of fiscal 2008 and 2007 were both 26-week fiscal periods.

3.	Use of Estimates

The preparation of the condensed consolidated financial statements is in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; allowance for doubtful accounts; valuation of goodwill and intangibles; fair value of derivative instruments and related hedged items; accounting for income taxes; inventory write-down and contractual commitments; restructuring accruals; impairment losses on investments; fair value of options granted under our stock-based compensation plans; and loss contingencies. Actual results could differ from those estimates.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation Expense

The stock-based compensation expenses included in the Condensed Consolidated Statement of Income for the three- and six-month periods ended October 26, 2007, and October 27, 2006, are as follows:

	Three Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Cost of product revenue	$768	$1,069	$1,713	$1,739
Cost of service revenue	2,606	2,489	5,277	5,123
Sales and marketing	17,135	18,715	34,626	37,432
Research and development	12,332	13,022	25,507	26,890
General and administrative	5,529	7,128	11,658	14,261

Total stock-based compensation expense before income taxes	38,370	42,423	78,781	85,445
Income taxes	(4,847)	(7,447)	(12,129)	(15,281)

Total stock-based compensation expense after income taxes	$33,523	$34,976	$66,652	$70,164

The following table summarizes stock-based compensation expense associated with each type of award:

	Three Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Employee stock options and awards	$33,717	$39,174	$70,246	$79,297
Employee stock purchase plan (“ESPP”)	4,766	3,273	8,642	6,656
Amounts capitalized in inventory	(113)	(24)	(107)	(508)

Total stock-based compensation expense before income taxes	38,370	42,423	78,781	85,445
Income taxes	(4,847)	(7,447)	(12,129)	(15,281)

Total stock-based compensation expense after income taxes	$33,523	$34,976	$66,652	$70,164

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Expected life in years(1)	4.0	4.0	0.5	0.5
Risk-free interest rate(2)	4.02% - 4.33%	4.67% - 4.79%	4.28%	5.06%
Volatility(3)	43% - 55%	36% - 38%	48%	37%
Expected dividend(4)	0%	0%	0%	0%

	Stock Options		ESPP
	Six Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Expected life in years(1)	4.0	4.0	0.5	0.5
Risk-free interest rate(2)	4.02% - 5.02%	4.67% - 5.05%	4.62%	5.02%
Volatility(3)	33% - 55%	35% - 38%	42%	37%
Expected dividend(4)	0%	0%	0%	0%

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

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

	Outstanding Options			Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Numbers	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Term	Value

Outstanding at April 27, 2007	22,862	65,043	$29.28
Additional shares reserved for plan	7,200	—	—
Options granted	(5,360)	5,360	30.42
Restricted stock units granted	(75)	75	—
Options exercised	—	(3,151)	13.48
Restricted stock units exercised	—	(218)	—
Options forfeitures and cancellation	2,391	(2,391)	37.12
Restricted stock units forfeitures and cancellation	66	(66)	—
Options expired	(191)	—	—

Outstanding at October 26, 2007	26,893	64,652	$29.95

Options vested and expected to vest as of October 26, 2007		60,953	$30.43	5.29	$388,641
Exercisable at October 26, 2007		40,614	$29.33	4.54	$352,629
RSUs vested and expected to vest as of October 26, 2007		1,088	$—	1.66	$34,262
Exercisable at October 26, 2007		—	$—	—	$—

The intrinsic value represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value of options granted during the three- and six-month periods ended October 26, 2007 were $11.18 and $10.89, respectively. The weighted-average fair value of options granted during the three-and six-month periods ended October 27, 2006 were $12.67 and $11.80, respectively. The total intrinsic value of options exercised was $23,168 and $55,787 for the three- and six-month periods ended October 26, 2007, respectively, and $90,948 and $117,331 for the three- and six-month periods ended October 27, 2006, respectively. We received $16,076 and $42,470 from the exercise of stock options for the three- and six-month periods ended October 26, 2007, respectively, and received $55,627 and $74,947 from the exercise of stock options for the three- and six-month periods ended October 27, 2006, respectively.

The following table summarizes our nonvested shares (restricted stock awards) as of October 26, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at April 27, 2007	265	$34.45
Awards granted	—	—
Awards vested	(25)	27.11
Awards canceled/expired/forfeited	(44)	35.24

Nonvested at October 26, 2007	196	$35.20

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the three- and six-month periods ended October 26, 2007, was $144 and $774, respectively. There was $6,728 of total unrecognized compensation as of October 26, 2007 related to restricted stock awards. The unrecognized compensation will be amortized on a straight-line basis over a weighted-average remaining period of 2.6 years.

Employee Stock Purchase Plan

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding at October 26, 2007	1,068	$26.13	0.10	$5,728
Vested and expected to vest at October 26, 2007	1,037	$26.13	0.10	$5,559

There were no employee stock purchases during the three-month periods ended October 26, 2007, and October 27, 2006. The total intrinsic value of employee stock purchases was $5,044 and $10,942 for the six-month periods ended October 26, 2007, and October 27, 2006, respectively. The compensation cost for options purchased under the ESPP plan was $4,766 and $8,642 for the three- and six month periods ended October 26, 2007, respectively, and $3,273 and $6,656 for the three- and six-month periods ended October 27, 2006, respectively. This compensation cost will be amortized on a straight-line basis over a weighted-average remaining period of approximately 0.10 years.

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan for the six-month ESPP purchase period ended May 31, 2007:

Purchase Date	May 31, 2007

Shares issued	891
Average purchase price per share	$26.50

Stock Repurchase Program

Common stock repurchase activities for the three- and six-month periods ended October 26, 2007, and October 27, 2006, were as follows:

	Three Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Common stock repurchased	17,602	4,259	24,124	10,820
Cost of common stock repurchased	$499,973	$143,908	$699,973	$363,908
Average price per share	$28.40	$33.79	$29.02	$33.63

Since the inception of the stock repurchase program through October 26, 2007, we have purchased a total of 78,717 shares of our common stock at an average price of $29.52 per share for an aggregate purchase price of $2,323,664. At October 26, 2007, $699,975 remained available for repurchases under the plan. The stock repurchase program may be suspended or discontinued at any time.

5.	Credit Facility and Debt

On October 5, 2007, the Company entered into a secured credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent. The Credit Agreement provides for a revolving secured credit facility of up to $250,000 with a term of five years. The proceeds of the term loan will be used for general corporate purposes, including stock repurchases and working capital needs. On October 10, 2007, $250,000 was advanced to the Company and was recorded in the Long-Term Debt on the accompanying Condensed

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. The full amount is due on the maturity date of October 5, 2012. As of October 26, 2007, we have pledged $299,510 of long-term restricted investments in connection with the Credit Agreement.

Interest for the Credit Agreement accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 5.25% at October 26, 2007.

On March 31, 2006, Network Appliance Global LTD. (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent. The Loan Agreement provides for a term loan available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The proceeds of the term loan have been used to finance a dividend from Global to the Company under the American Jobs Creation Act. The Tranche A term loan, together with accrued and unpaid interest, is due in full on the maturity date of March 31, 2008. During the three- and six-month periods ended October 26, 2007, we made repayments of $21,380 and $37,340 on the term loan, respectively. As of October 26, 2007, Global have pledged $81,313 of short-term restricted investments for the Tranche A term loan in connection with the Loan Agreement. The Tranche B term loan was fully repaid as of January 26, 2007. Loan repayments of $47,770 are due in the remainder of fiscal 2008.

Interest for the Tranche A term loan accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 5.26% at October 26, 2007.

As of October 26, 2007, Global and the Company were in compliance with all debt covenants as required by the Loan and Credit Agreements, respectively.

6.	Short-Term Investments

The following is a summary of investments at October 26, 2007:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$494,199	$1,357	$509	$495,047
Corporate securities	14,889	—	5	14,884
Auction rate securities	65,139	—	—	65,139
U.S. government agencies	133,208	251	153	133,306
U.S. Treasuries	10,100	—	11	10,089
Municipal bonds	1,591	4	—	1,595
Certificate of deposits	2	—	—	2
Money market funds	33,015	—	—	33,015

Total debt and equity securities	752,143	1,612	678	753,077
Less cash equivalents	14,889	—	5	14,884
Less short-term restricted investments	81,524	—	211	81,313	(1)
Less long-term restricted investments	299,484	362	336	299,510	(1)

Short-term investments	$356,246	$1,250	$126	$357,370

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of investments at April 27, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$544,334	$398	$1,484	$543,248
Auction rate securities	114,415	—	—	114,415
Corporate securities	113,084	24	7	113,101
U.S. government agencies	218,492	12	753	217,751
U.S. Treasuries	10,097	—	112	9,985
Municipal bonds	3,769	—	11	3,758
Marketable equity securities	4,637	8,276	—	12,913
Money market funds	84,961	—	—	84,961

Total debt and equity securities	1,093,789	8,710	2,367	1,100,132
Less cash equivalents	164,347	23	—	164,370
Less short-term restricted investments	116,950	—	890	116,060	(2)

Short-term investments	$812,492	$8,687	$1,477	$819,702

(1)	As of October 26, 2007, we have pledged $81,313 of short-term restricted investments for the Tranche A term loan as defined in the Loan Agreement, and $299,510 of long-term restricted investments for the revolving credit facility (see Note 5). In addition, we have short-term and long-term restricted cash of $2,721 and $5,427, respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets as of October 26, 2007.

(2)	As of April 27, 2007, we have pledged $116,060 of short-term restricted investments for the Tranche A term loan as defined in the Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $2,252 and $3,639, respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets as of April 27, 2007.

On August 13, 2007, we sold 360 shares of common stock of Blue Coat and received net proceeds of $18,256 and recorded $13,619 realized gain. These shares of common stock in Blue Coat Systems, Inc. (“Blue Coat”) were received in connection with the sale of certain assets of NetCache® to Blue Coat on September 11, 2006.

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income which have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 26, 2007:

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Corporate bonds	$150,817	$360	$48,840	$149	$199,657	$509
Corporate securities	14,884	5	—	—	14,884	5
U.S. government agencies	40,077	153	—	—	40,077	153
U.S. treasury	10,089	11	—	—	10,089	11
Municipal bonds	—	—	—	—	—	—

Total	$215,867	$529	$48,840	$149	$264,707	$678

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrealized losses on our investments in corporate bonds and U.S. government agencies were caused by interest rate increases. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at October 26, 2007.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	October 26, 2007	April 27, 2007

Purchased components	$10,192	$19,429
Work-in-process	9	5
Finished goods	52,489	35,446

	$62,690	$54,880

8.	Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating units. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of October 26, 2007, and April 27, 2007, respectively, there had been no impairment of goodwill and intangible assets.

Identified intangible assets are summarized as follows:

		October 26, 2007			April 27, 2007
	Amortization	Gross	Accumulated	Net	Gross	Accumulated	Net
	Period (Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$10,040	$(8,421)	$1,619	$10,040	$(7,429)	$2,611
Existing technology	4 - 5	113,625	(60,433)	53,192	113,625	(49,878)	63,747
Trademarks/tradenames	2 - 6	5,280	(2,101)	3,179	5,280	(1,651)	3,629
Customer Contracts/relationships	1.5 - 6	17,220	(5,889)	11,331	17,220	(4,398)	12,822
Covenants Not to Compete	1.5 - 2	9,510	(9,510)	—	9,510	(9,310)	200

Total Identified Intangible Assets, Net		$155,675	$(86,354)	$69,321	$155,675	$(72,666)	$83,009

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Patents	$496	$496	$991	$991
Existing technology	5,278	3,866	10,555	7,731
Other identified intangibles	1,021	821	2,142	1,642

	$6,795	$5,183	$13,688	$10,364

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at October 26, 2007, the future amortization expense of identified intangibles for the remainder of fiscal 2008 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount
(In thousands)

2008	$13,488
2009	24,665
2010	19,694
2011	8,987
2012	1,633
Thereafter	854

Total	$69,321

9.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents and restricted cash and investments reported in the Condensed Consolidated Balance Sheets approximate their fair value. Our short-term investments and foreign exchange contracts are carried at fair value based on quoted market prices. Other investments in nonmarketable securities are included in other assets at October 26, 2007, and April 27, 2007, with total carrying value of $12,917 and $8,932, which approximate their fair values. The fair value of our debt also approximates its carrying value as of October 26, 2007, and April 27, 2007.

We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange and currency option contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.

Foreign currency forward contracts obligate us to buy or sell foreign currencies at a specified future date. Option contracts give us the right to buy or sell foreign currencies and are exercised only when economically beneficial. As of October 26, 2007, we had $389,533 of outstanding foreign exchange contracts (including $18,090 of option contracts) that all had remaining maturities of five months or less. As of April 27, 2007, we had $367,479 of outstanding foreign exchange contracts (including $21,703 of option contracts). For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in earnings. The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. For cash flow hedges, the related gains or losses are included in other comprehensive income. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At October 26, 2007, and April 27, 2007, the estimated notional fair values of forward foreign exchange contracts were $390,599 and $368,807, respectively. The fair value of foreign exchange contracts is based on prevailing financial market information.

For the three-month period ended October 26, 2007, net gains generated by hedged assets and liabilities totaled $4,579 were offset by losses on the related derivative instruments of $4,443. For the six-month period ended October 26, 2007, net gains generated by hedged assets and liabilities totaled $5,260 were offset by losses on the related derivative instruments of $4,513. For the three-month period ended October 27, 2006, net gains generated by hedged assets and liabilities totaled $565 and were offset by losses on the related derivative instruments of $388. For the six-month period ended October 27, 2006, net gains generated by hedged assets and liabilities and related derivative instruments totaled $544 and $275, respectively.

10.	Net Income per Share

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect would have been antidilutive. These certain options were antidilutive in the three- and six-month periods ended October 26, 2007, and October 27, 2006, as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended October 26, 2007, and October 27, 2006, 38,130 and 23,493 shares of common stock options with a weighted average exercise price of $39.64 and $44.34, respectively, were excluded from the diluted net income per share computation. For the six-month periods ended October 26, 2007, and October 27, 2006, 34,747 and 24,234 shares of common stock options with a weighted average exercise price of $40.92 and $43.51, respectively, were excluded from the diluted net income per share computation.

As of October 26, 2007, our Board of Directors had authorized the repurchase of up to $3,023,639 of common stock under the stock repurchase program. The repurchased shares were held as treasury stock and our outstanding shares used to calculate earnings per share had been reduced by the weighted number of repurchased shares. During the three- and six-month periods ended October 26, 2007, the repurchased shares reduced our basic and diluted net income per share by $0.01 and $0.01, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Net Income (Numerator):
Net income, basic and diluted	$83,758	$86,931	$118,095	$141,600

Shares (Denominator):
Weighted average common shares outstanding	355,878	371,065	360,296	372,690
Weighted average common shares outstanding subject to repurchase	(213)	(406)	(235)	(426)

Shares used in basic computation	355,665	370,659	360,061	372,264
Weighted average common shares outstanding subject to repurchase	213	406	235	426
Common shares issuable upon exercise of stock options	9,580	17,161	11,248	17,083

Shares used in diluted computation	365,458	388,226	371,544	389,773

Net Income per Share:
Basic	$0.24	$0.23	$0.33	$0.38

Diluted	$0.23	$0.22	$0.32	$0.36

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding unvested restricted stock for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, and restricted stock awards.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Net income	$83,758	$86,931	$118,095	$141,600
Change in currency translation adjustment	751	235	1,199	886
Change in unrealized gain (loss) on available-for-sale investments, net of related tax effect	(5,706)	4,834	(4,660)	6,576
Change in unrealized gain (loss) on derivatives	(2,081)	(133)	1,760	835

Comprehensive income	$76,722	$91,867	$116,394	$149,897

The components of accumulated other comprehensive income were as follows:

	October 26, 2007	April 27,2007

Accumulated translation adjustments	$4,520	$3,321
Accumulated unrealized gain (loss) on available-for-sale investments	809	5,469
Accumulated unrealized gain (loss) on derivatives	(1,528)	(3,288)

Total accumulated other comprehensive loss	$3,801	$5,502

12.	Restructuring Charges

In fiscal 2002, as a result of unfavorable economic conditions and a reduction in information technology (“IT”) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of October 26, 2007, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina. Of the reserve balance at October 26, 2007, $542 was included in other accrued liabilities, and the remaining $1,236 was classified as long-term obligations.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the three and six-month periods ended October 26, 2007, we did not record any reduction or charges in the restructuring reserve.

Total

Reserve balance at April 27, 2007	$2,084
Cash payments	(153)

Reserve balance at July 27, 2007	$1,931
Cash payments	(153)

Reserve balance at October 26, 2007	$1,778

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

The following summarizes our commitments and contingencies at October 26, 2007, and the effect such obligations may have on our future periods:

	2008	2009	2010	2011	2012	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$12,333	$23,456	$20,145	$16,442	$12,274	$30,005	$114,655
Real estate lease payments(2)	894	5,995	9,645	9,645	9,645	162,975	198,799
Equipment operating lease payments(3)	6,585	11,732	6,216	738	1	—	25,272
Venture capital funding commitments(4)	147	281	269	256	22	—	975
Capital expenditures(5)	21,256	24,249	132	96	120	—	45,853
Communications and maintenance(6)	11,274	16,522	8,298	1,758	218	—	38,070

Total Contractual Cash Obligations	$52,489	$82,235	$44,705	$28,935	$22,280	$192,980	$423,624

Other Commercial Commitments:

Letters of credit(7)	$1,614	$517	$121	$—	$158	$445	$2,855

For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, are legally binding on us, and subject us to penalties if we cancel the agreement. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal or termination, anticipated actions by management and third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual future obligations may vary from those reflected in the table.

(1)	We lease sales offices and research and development facilities throughout the United States and internationally. These sales offices are leased under operating leases that expire on various dates through fiscal 2016. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Rent operating lease payments in the table exclude lease payments that are accrued as part of our fiscal 2002 restructurings and include only rent lease commitments that are over one year.

(2)	Included in the above contractual cash obligations pursuant to three financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $894 in fiscal 2008; $5,995 in fiscal 2009; $9,645 in each of the fiscal years 2010, 2011, and 2012; $8,752 in fiscal 2013; and $5,898 in fiscal 2014, which are based on the LIBOR rate at October 26, 2007 plus a spread, for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $148,325 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as property and equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations will expire in November 2011.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees.

As of October 26, 2007, we have commitments relating to two financing, construction, and leasing arrangements with BNP for office space to be located on land in Sunnyvale, California that we currently own. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 380,000 square feet of office space costing up to $113,500. After completion of construction, we will pay minimum lease payments, which vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread (5.53% at October 26, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in January and December 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: We may (i) purchase the buildings from BNP for $48,500 and $65,000, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41,225 and $55,250, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41,225 and $55,250, respectively, in which event we may recoup some or all of such payment by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

As of October 26, 2007, we have a commitment relating to a third financing, construction, and leasing arrangements with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61,000. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (5.53% at October 26, 2007) on the cost of the facility. We expect to begin making lease payments on the completed buildings in October 2008 for a term of five and half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $61,000; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51,850, and be liable for any deficiency between the net proceeds received from the third party and $51,850; or (iii) pay BNP a supplemental payment of $51,850, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

All leases require us to maintain specified financial covenants with which we were in compliance as of October 26, 2007. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a Minimum Unencumbered Cash and Short Term Investments.

As of October 26, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $390,599. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options.

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with the customers. We sell our products directly to the leasing company, and the lease arrangement is made between our customer and the leasing company. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company come due. As of October 26, 2007, and April 27, 2007, the maximum recourse exposure under such leases

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaled approximately $18,818 and $10,262, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, some other U.S. companies have had their foreign IP arrangements challenged as part of an IRS examination, which has resulted in material proposed assessments and/or pending litigation. Effective September 27, 2007, the Internal Revenue Service’s Large and Mid-Sized Business Division (“LMSB”) released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge (buy-in payment) for internally developed (pre-existing) as well as acquisition-related intangible property that is made available to a qualified CSA. We have evaluated the IRS’s positions in this CIP and have concluded that it will not have a material adverse impact upon our consolidated financial position and the results of operations and cash flows. Furthermore, our management does not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

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

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of October 26, 2007.

14.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The total amount of unrecognized tax benefits upon the adoption of FIN No. 48, on April 28, 2007, was $58,326. There was no cumulative effect from the adoption of FIN No. 48; however, certain amounts were reclassified among our consolidated balance sheet accounts as follows:

Retained earnings cumulative effect	$—
Additional deferred tax assets	4,889
Reclass from current liability to long-term liability	53,437

Total increase in liability	$58,326

The entire portion of the $58,326 balance of unrecognized tax benefits at April 28, 2007, if recognized, would affect our effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the fiscal years ended 2005 through 2007, we recognized total accrued interest and penalties of approximately $170 and have included this accrual in our FIN No. 48 disclosure balances.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Our federal income tax returns are currently being examined for the fiscal years 2003-2004. We are effectively subject to federal tax examination adjustments for tax years ending on or after fiscal year 2000, in that we have net operating loss carryforwards from these years that could be subject to adjustment, if and when utilized.

As we are in the early stages of the federal income tax return and foreign jurisdiction income tax audit process, at this time we can not make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax Jurisdictions at October 26, 2007

2003 — 2007	United States — federal income tax
2002 — 2007	United States — state and local income tax
2003 — 2007	Australia
2004 — 2007	Germany
2005 — 2007	India
2006 — 2007	Japan

2000 — 2007	The Netherlands
2004 — 2007	United Kingdom

The above table excludes the net operating loss carryover risk identified above with respect to federal and state tax returns.

15.	New Accounting Pronouncements

Effective April 28, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under SFAS No. 109, “Accounting for Income Taxes,” and substantially changes the applicable accounting model. There was no cumulative effect from the adoption of FIN No. 48. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. See “Note 14, Income Taxes,” for further discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective beginning the first quarter of fiscal 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

16.	Subsequent Events

On November 2, 2007, we entered into a senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP Paribas, as syndication agent, and JPMorgan Chase Bank, National Association, as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years from the effective date of November 2, 2007. As of December 4, 2007, no amount was outstanding under this facility. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs.

On November 29, 2007, we entered into a $90,425 financing and operating leasing arrangement with BNP Paribas LLC (“BNP”) for approximately 331,650 square feet of buildings located in Sunnyvale, California. We have agreed to lease the buildings from BNP for a term expiring in December 2012. The lease can be renewed for up to two consecutive periods of 5 years each upon approval by BNP. This lease arrangement requires us to pay minimum lease payments beginning on January 2, 2008, which may vary based on a floating effective rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, (1) our belief that we are well positioned in the fastest growth segments of the storage market; (2) our intention to accelerate our revenue growth by investing in go-to-market partnerships; (3) our plan to continue to strengthen our relationships with server virtualization partnerships; (4) our plan to invest in the people, processes, and systems necessary to best optimize our revenue growth; (5) higher disk content associated with high-end and mid-range storage systems and its impact on our gross margin in the future; (6) our estimate of the impact that adopting SFAS No. 123R will have on our earnings per share; (7) our estimates of future amortization of patents, trademarks, trade names, customer contracts, and relationships; (8) our service margin may experience some variability; (9) our expectation to continue to selectively add sales capacity in an effort to expand domestic and international markets; (10) our expectation that our sales and marketing expenses will increase commensurate with future revenue growth; (11) our expectation to continuously support current and future product development and enhancement efforts and to incur corresponding charges; (12) our intention to continuously broaden our existing product offerings and introduce new products; (13) our belief that our research and development and general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2008; (14) our estimates regarding future amortization of covenants not to compete; (15) the restructuring balance will be paid by fiscal 2011; (16) our expectation regarding changes in interest income; (17) our expectation that interest expense will increase; (18) period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance; (19) our expectation that cash provided by operating activities may fluctuate in future periods; (20) the possibility we may receive less cash from stock option exercises if stock option exercise patterns change; (21) our expectations regarding our contractual cash obligations and other commercial commitments at October 26, 2007, for future periods; (22) our expectation regarding the completion of construction of our buildings under the BNP leases and the estimates regarding future minimum lease payments under the lease term; (23) our belief that any current litigation and claims will not have a material adverse impact on our operating results; (24) our belief that the results of our GSA and income tax audits will not have a materially adverse effect on us (25) our expectation that capital expenditures will increase consistent with our business growth; (26) our expectation that our existing facilities and those currently being developed will be sufficient for our needs for at least the next two years and that our contractual commitments, and any required capital expenditures over the next few years, will be funded through cash from operations and existing cash and investments; (27) our expectation that we will incur higher capital expenditures in the near future; and (28) our belief that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations through at least the next 12 months; (29) our expectation that our investment would not decline significantly caused by market interest rate changes are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Second Quarter Fiscal 2008 Overview

Revenues for the second quarter of fiscal 2008 were $792.2 million, reflecting an increase of 21.4% year over year and an increase of 14.9% sequentially over the previous quarter. The revenue growth was driven by strength in U.S. Federal and much of Europe and Asia, and partially offset by the continued sluggishness in U.S. commercial enterprise spending. The revenue increase year over year was attributable to increased software entitlements and maintenance, increased service revenue, and an expanded portfolio with new products and solutions for enterprise customers. This increase was partially offset by lower-cost-per-megabyte disks, a decline in shipments, and lower average selling prices of our older generation products. Our storage solutions provide customers with higher utilization, simpler operations, and reduced costs, and those advantages enable us to continue to gain share in a more constrained spending environment.

While we reported solid results for the second quarter of fiscal 2008, we were not immune to macroeconomic conditions. We believe that we are well positioned in the fastest growth segments of the storage market to capitalize on an IT spending recovery. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, and if there is reduced or no demand for our products, our expected revenue growth rate could be materially affected.

We continued to make progress in our partner ecosystem, with 62.4% of our business coming through indirect channels. We intend to accelerate our revenue growth by investing in go-to-market partnerships, specifically through our channel programs and initiatives. We will continue to develop more new accounts, offer more installation services opportunities, and broaden our vertical market coverage. We will continue to strengthen our strategic partnerships with server virtualization partners and leverage our Storage Grid architecture to enable customers to scale their server and storage infrastructures, reduce costs, maximize asset utilization and keep data highly available. At the same time, we will continue to manage our discretionary expenses and the rate of hiring to support our targeted business model. However, continued revenue growth depends on the introduction and market acceptance of our new products and solutions and continued market demand for our products. We will continue to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

Second Quarter Fiscal 2008 Financial Performance

•	Our revenues for the three-month period ended October 26, 2007, were $792.2 million, a 21.4% increase over the same period a year ago. Our revenues for the six-month period ended October 26, 2007, were $1,481.4 million, a 16.3% increase over the same period a year ago. Our year-over-year revenue growth was driven by increases in service revenue, software entitlements and maintenance revenue, and product revenue.

•	Our overall gross margin decreased to 61.1% in the three-month period ended October 26, 2007, from 61.5% in the same period a year ago, but stayed flat at 60.8% for both the six-month periods ended October 26, 2007, and October 27, 2007. Our decrease in overall gross margin was primarily due to higher channel sales, partially offset by shift in revenue mix with higher margins associated with the increased revenue from software entitlements and maintenance and a higher add-on software mix and improved service margins.

•	In the first six months of fiscal 2008, we generated $428.6 million of cash from operating activities as compared to $403.4 million in the first six months of fiscal 2007. As of October 26, 2007, our cash, cash equivalents, and short-term investments decreased to $983.1 million, compared to $1,308.8 million as of April 27, 2007. This decrease was due primarily to $700.0 million used to repurchase our common stock, partially offset by cash generated from operations. Our deferred revenue increased by 10.5% to $1,218.6 million as of October 26, 2007, from $1,103.0 million reported as of April 27, 2007, reflecting higher software entitlements and maintenance revenue and service maintenance contracts. Capital purchases of plant, property, and equipment for the first six months of fiscal 2008 and 2007 were $71.2 million and $76.0 million, respectively, reflecting continued worldwide capital investment to meet our business growth.

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

With the exception of the changes required by FASB Interpretation No. 48 (“FIN No. 48”) on Accounting for Income Taxes, there have been no significant changes during the three-and six-month periods ended October 26, 2007, to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended April 27, 2007.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $21.0 million as of October 26, 2007 and April 27, 2007, on certain of our deferred tax assets.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, some other U.S. companies have had their foreign IP arrangements challenged as part of an IRS examination, which has resulted in material proposed assessments and/or pending litigation. Effective September 27, 2007, the Internal Revenue Service’s Large and Mid-Sized Business Division (“LMSB”) released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge (buy-in payment) for internally developed (pre-existing) as well as acquisition-related intangible property that is made available to a qualified CSA. We have evaluated the IRS’s positions in this CIP and have concluded that it will not have a material adverse impact upon our consolidated financial position and the results of operations and cash flows. Furthermore, our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

On April 28, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

New Accounting Standards

See Note 15 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Revenues:
Product	68.3%	73.8%	67.8%	74.4%
Software entitlements and maintenance	14.8	12.6	15.2	12.3
Service	16.9	13.6	17.0	13.3

	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of product	27.5	28.5	27.3	29.3
Cost of software entitlements and maintenance	0.2	0.4	0.3	0.4
Cost of service	11.2	9.6	11.6	9.5

Gross Profit	61.1	61.5	60.8	60.8

Operating Expenses:
Sales and marketing	32.2	31.4	33.7	31.4
Research and development	13.8	13.8	14.5	14.1
General and administrative	5.0	5.4	5.5	5.3
Restructuring charges (recoveries)	—	—	—	—
Gain on sale of assets	—	(3.9)	—	(2.0)

Total Operating Expenses	51.0	46.7	53.7	48.8

Income from Operations	10.1	14.8	7.1	12.0
Other Income (Expenses), Net:
Interest income	2.1	2.7	2.3	2.7
Interest expense	(0.2)	(0.8)	(0.2)	(0.7)
Net gain (loss) on investments	1.7	(0.3)	0.9	(0.2)
Other income (expenses), net	—	0.3	0.1	0.2

Total Other Income, Net	3.6	1.9	3.1	2.0

Income Before Income Taxes	13.7	16.7	10.2	14.0
Provision for Income Taxes	3.1	3.4	2.2	2.9

Net Income	10.6%	13.3%	8.0%	11.1%

Discussion and Analysis of Results of Operations

Total Revenues — Total revenues increased by 21.4% to $792.2 million for the three-month period ended October 26, 2007, from $652.5 million for the three-month period ended October 27, 2006. Total revenues increased by 16.3% to $1,481.4 million for the six-month period ended October 26, 2007, from $1,273.8 million for the six-month period ended October 27, 2006.

Product Revenues — Product revenues increased by 12.5% to $541.4 million for the three-month period ended October 26, 2007, from $481.3 million for the three-month period ended October 27, 2006. Product revenues increased by 6.1% to $1,004.7 million for the six-month period ended October 26, 2007, from $946.9 million for the six-month period ended October 27, 2006.

Product revenues were impacted by the following factors:

•	Increased revenues from our current product portfolio. Product revenue increased $60.1 million in the three-month period ended October 26, 2007, as compared to the same period a year ago, with a $67.9 million increase due to higher unit volume, offset by $7.8 million decrease due to price and configuration of existing products. Of the $67.9 million volume increase, $201.6 million revenue increase was due to new products, while offset by a $133.7 million decrease in overall revenues associated with lower shipment volumes on existing products. Product revenue grew $57.8 million for the six-month period ended October 26, 2007, as compared to the same period in the prior year, with an $89.0 million increase due to unit volume and partially offset by a decrease of $31.1 million due to price and configuration of existing products. Of the $89.0 million volume increase, $308.9 million revenue increase was due to new products, while offset by a $219.9 million decrease in overall revenue associated with lower shipment volumes on existing products. Price changes, volumes, and product model mix can have an effect on changes in product revenues; the impact of these forces is significantly affected by the configuration of systems shipped.

•	Revenues of the FAS 3000 and FAS 6000 enterprise storage systems increased 28.9% and 78.9%, respectively, for the three-month period ended October 26, 2007, compared to the same period in the prior year, and increased 22.3% and 119.9%, respectively, for the six-month period ended October 26, 2007, compared to the same period in the prior year.

•	Our petabytes shipped increased 85.6% and 69.2% year over year for the three- and six-month periods ended October 26, 2007, respectively, to 137.8 petabytes, and 248.6 petabytes, respectively, due to increased penetration in primary and secondary storage, i.e., enterprise data centers, data protection, disaster recovery, archival, and compliance requirements. This increase in petabytes shipped was attributable to an increase in petabytes from 500-gigabyte ATA drives. ATA drives accounted for 59.7% and 58.4% of our total petabytes shipped in the three- and six-month periods ended October 26, 2007, respectively, compared to 52.1% and 53.2% in the three- and six-month periods ended October 27, 2006, respectively. Fibre Channel petabytes were up 48.2% and 45.4% for the three- and six-month periods ended October 26, 2007, respectively, to 38.2% and 40.3% of our total shipped.

•	Price declines per petabyte for our hardware products as disks are a significant component of our storage systems. As performance has improved on our devices, the related price we can charge per petabyte of storage has decreased as well.

•	Revenues from our older generation products declined by $186.0 million and $361.8 million in the three- and six-month periods ended October 26, 2007, respectively, compared to same periods a year ago. Revenue generated by FAS 900 series systems and NearStore® R200 systems decreased by 99.8% and 99.7%, respectively for the three-month period ended October 26, 2007, compared to the same period a year ago. Revenue generated by FAS 900 and R200 series systems decreased by 96.2% and 99.4%, respectively, for the six-month period ended October 26, 2007, compared to the same period a year ago. In addition, revenue also declined by $31.3 million and $15.8 million in the three- and six-month periods ended October 26, 2007, respectively, compared to the same periods in the prior year due to products that we no longer ship, including our NetCache products.

•	Increased sales through indirect channels in absolute dollars, including sales through our resellers, distributors, and OEM partners, represented 62.4% and 62.0% of total revenues for the three- and six-month periods ended October 26, 2007, respectively, and 58.9% and 57.3% of total revenues for the three- and six-month periods ended October 27, 2006, respectively.

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

Software Entitlements and Maintenance Revenues — Software entitlements and maintenance revenues increased by 42.4% to $117.1 million for the three-month period ended October 26, 2007, from $82.3 million for the three-month period ended October 27, 2006. Software entitlements and maintenance revenues increased by 43.3% to $225.1 million for the six-month period ended October 26, 2007, from $157.1 million for the six-month period ended October 27, 2006. The year over year increases were due to a larger installed base of customers who have purchased or renewed software entitlements and maintenance. Software entitlements and maintenance revenues represented 14.8% and 15.2% of total revenues for the three- and six-month periods ended October 26, 2007, and 12.6% and 12.3% of total revenues for the three- and six-month periods ended October 27, 2006.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 50.2% to $133.7 million for the three-month period ended October 26, 2007, from $89.0 million in the three-month period ended October 27, 2006. Service revenues increased by 48.2% to $251.6 million in the six-month period ended October 26, 2007, from $169.8 million in the six-month period ended October 27, 2006.

The increase in absolute dollars was due to the following factors:

•	Professional service revenue increased by 58.8% in the three-month period ended October 26, 2007, compared to the same period a year ago, and increased by 54.2% in the six-month period ended October 26, 2007, compared to the same period a year ago. The increase was due to higher customers’ demand for our professional services in connection with the integration of our solutions into their IT environment.

•	Service maintenance revenue increased by 50.2% and 47.8% in the three- and six-month periods ended October 26, 2007, compared to the same periods a year ago due to a growing installed base, resulting in new customer support contracts and renewals in addition to increased service contracts.

While it is an element of our strategy to expand and offer more comprehensive global enterprise support and service solutions, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2008 or beyond.

A large portion of our service revenues is deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 16.9% and 17.0% of total revenues for the three-and six-month periods ended October 26, 2007, respectively, and 13.6% and 13.3% of total revenues for the three- and six-month periods ended October 27, 2006, respectively.

International Total Revenues — International total revenues (including U.S. exports) increased by 25.6% and 19.8% for the three- and six-month periods ended October 26, 2007, respectively, as compared to the same periods in fiscal 2007. Total revenues from Europe were $237.7 million and $456.2 million, or 30.0% and 30.8% of total revenues, respectively, for the three- and six-month periods ended October 26, 2007, compared to $191.4 million and $386.3, or 29.3% and 30.3% of total revenues, for the three- and six-month periods ended October 27, 2006. Total revenues from Asia were $94.3 million and $181.8 million, or 11.9% and 12.3% of total revenues, respectively, for the three- and six-month periods ended October 26, 2007, compared to $72.9 million and $146.1 million, or 11.2% and 11.5% of total revenues, respectively, for the three- and six-month periods ended October 27, 2006. The increase in international sales was primarily driven by the same factors outlined under the Total Revenue discussion, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2008 or beyond.

Product Gross Margin — Product gross margin decreased to 59.8% for the three-month period ended October 26, 2007, from 61.3% for the same period a year ago. Product gross margin decreased to 59.8% for the six-month period ended October 26, 2007, from 60.5% for the same period a year ago.

Product gross margin was impacted by:

•	Sales price reductions due to competitive pricing pressure and selective pricing discounts

•	Increased sales through certain indirect channels, which may generate lower gross margins than our direct sales in certain geographic regions

•	Higher disk content with an expanded storage capacity for the higher-end storage systems, as resale of disk drives generates lower gross margins

•	Higher average selling prices for certain of our newer products

We expect that higher disk content associated with high-end and mid-range storage systems will negatively affect our gross margin in the future if not offset by increases in software revenue and new higher-margin products.

Stock-based compensation expense included in cost of product revenues was $0.8 million and $1.7 million for the three- and six-month periods ended October 26, 2007, respectively, compared to $1.1 million and $1.7 million for the three- and six-month periods ended October 27, 2006, respectively. Amortization of existing technology included in cost of product revenues was $5.3 million and $10.6 million for the three- and six-month periods ended October 26, 2007, respectively, and $3.9 million and $7.7 million for the three- and six-month periods ended October 27, 2006, respectively. Estimated future amortization of existing technology to cost of product revenues will be $10.6 million for the remainder of fiscal 2008, $20.4 million for fiscal year 2009, $15.9 million for fiscal year 2010, $6.3 million for fiscal year 2011, and none thereafter.

Software Entitlements and Maintenance Gross Margin — Software entitlements and maintenance gross margins increased to 98.4% for the three-month period ended October 26, 2007, from 97.0% for the three-month period ended October 27, 2006. Software entitlements and maintenance gross margins increased to 98.2% for the six-month period ended October 26, 2007, from 97.0% for the six-month period ended October 27, 2006. The improved software entitlements and maintenance gross margins year over year was due to increased software entitlements and maintenance revenue, a larger installed base renewals, upgrades and lower royalties costs associated with the NetCache products we no longer ship.

Service Gross Margin — Service gross margin increased to 33.5% for the three-month period ended October 26, 2007, as compared to 29.8% for the three-month period ended October 27, 2006. Service gross margin increased to 31.6% for the six-month period ended October 26, 2007, as compared to 29.1% in the same period in fiscal 2007. Cost of service revenue increased by 42.2% to $88.9 million for the three-month period ended October 26, 2007, from $62.5 million for the three-month period ended October 27, 2006. Cost of service revenue increased by 42.9% to $172.1 million for the six-month period ended October 26, 2007, from $120.5 million for the six-month period ended October 27, 2006. Stock-based compensation expense of $2.6 million and $5.3 million was included in the cost of service revenue for the three- and six-month periods ended October 26, 2007, respectively, and $2.5 million and $5.1 million was included in the cost of service revenue for the three- and six-month periods ended October 27, 2006, respectively.

The improvement in service gross margins year over year was primarily impacted by an increase in services revenues, improved productivity, partially offset by continued spending in our service infrastructure to support our customers. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margins will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. In the remainder of fiscal 2008, we expect service margins to experience some variability over time as we continue to build out our service capability and capacity to support our growing customer base and new products.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expenses increased 25.0% to $255.4 million for the three-month period ended October 26,

2007, from $204.3 million for the same period ended October 27, 2006. These expenses as a percentage of revenue increased to 32.2% for the three-month period ended October 26, 2007, from 31.4% for the three-month period ended October 27, 2006. Sales and marketing expenses increased 25.1% to $500.0 million for the six-month period ended October 26, 2007, from $399.8 million for the same period a year ago. These expenses were 33.7% and 31.4% of total revenues for the six-month periods ended October 26, 2007, and October 27, 2006, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher performance-based payroll expenses due to higher headcount, higher partner program expenses, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions.

Stock compensation expense included in sales and marketing expenses for the three- and six-month periods ended October 26, 2007, was $17.1 million and $34.6 million, respectively, compared to stock compensation expense of $18.7 million and $37.4 million for the three- and six-month periods ended October 27, 2006, respectively. Amortization of trademarks/trade names and customer contracts/relationships included in sales and marketing expenses was $1.0 million and $0.6 million for the three-month periods ended October 26, 2007, and October 27, 2006, respectively and was $1.9 million and $1.2 million for the six-month periods ended October 26, 2007, and October 27, 2006, respectively. Based on identified intangibles related to our acquisitions recorded at October 26, 2007, estimated future amortization such as trademarks, and customer relationships included in sales and marketing expenses will be $1.9 million for the remainder of fiscal 2008, $3.8 million for fiscal 2009, $3.6 million for fiscal 2010, $2.7 million for fiscal 2011, $1.6 million for fiscal 2012, and $0.9 million thereafter.

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

Research and development expenses increased 20.6% to $109.0 million for the three- and six-month periods ended October 26, 2007, from $90.4 million for the same period ended October 27, 2006. These expenses as a percentage of revenue were 13.8% for both three-month periods ended October 26, 2007, and October 27, 2006. Research and development expenses increased 20.4% to $215.5 million for the six-month period ended October 26, 2007, from $179.0 million for the same period ended October 27, 2006. These expenses represented 14.5% and 14.1% of total revenues for the first six months of fiscal 2008 and 2007, respectively. The increase in absolute dollars was primarily a result of increased headcount-related salaries and incentive compensation, ongoing support of current and future product development and enhancement efforts. For the second quarters and the first six-months of fiscal 2008 and 2007, no software development costs were capitalized.

Stock compensation expense included in research and development expenses for the three- and six-month periods ended October 26, 2007, was $12.3 million and $25.5 million, compared to stock compensation expense of $13.0 million and $26.9 million for the three- and six-month periods ended October 27, 2006. Included in research and development expenses is capitalized patents amortization of $0.5 million and $1.0 million for the three- and six-month periods ended October 26, 2007, respectively, as compared to $0.5 million and $1.0 million for the three- and six-month periods ended October 27, 2006. Based on capitalized patents recorded at October 26, 2007, estimated future capitalized patent amortization expenses for the remainder of fiscal 2008 will be $1.0 million, $0.5 million for fiscal year 2009, $0.2 million in fiscal 2010, and none thereafter.

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

General and Administrative — General and administrative expenses increased 12.2% to $39.5 million for the three-month period ended October 26, 2007, from $35.2 million for the same period ended October 27, 2006. These expenses as a percentage of revenue decreased to 5.0% for the second quarter of fiscal 2008 from 5.4% for the same period in the prior year. General and administrative expenses increased 19.7% to $81.0 million for the six-month period ended October 26, 2007, from $67.6 million for the same period ended October 27, 2006. These expenses represented 5.5% and 5.3% of total revenues for the six-month periods ended October 26, 2007, and October 27, 2006, respectively. This increase in absolute dollars was primarily due to higher payroll expenses, increased headcount, higher expenses on prior acquisition-related costs, and increased professional and legal fees for general corporate matters.

We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2008 in order to support and enhance our existing infrastructure and real estate lease payments, partially offset by cost control and reduction in discretionary spending efforts. Stock compensation expense included in general and administrative expenses for the three- and six-month periods ended October 26, 2007, was $5.5 million and $11.7 million, compared to stock compensation expense of $7.1 million and $14.3 million for the three- and six-month periods ended October 27, 2006. Amortization of covenants not to compete included in general and administrative expenses was $0.1 million and $0.2 million for the three- and six-month periods ended October 26, 2007, respectively, as compared to $0.2 million and $0.5 million for the three- and six-month periods ended October 27, 2006, respectively. Based on identified intangibles related to our acquisitions recorded at October 26, 2007, there is no further future amortization of covenants not to compete relating to our acquisitions.

Restructuring Charges — In fiscal 2002, as a result of unfavorable economic conditions and a reduction in information technology (“IT”) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of October 26, 2007, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the three- and six-month periods ended October 26, 2007, we did not record any reduction in restructuring reserve resulting from a change in the estimates of our third restructuring plan.

Of the reserve balance at October 26, 2007, $0.5 million was included in other accrued liabilities, and the remaining $1.2 million was classified as long-term obligations. The balance of the reserve relates to facilities and is expected to be paid by fiscal 2011.

The following analysis sets forth the significant components of the restructuring reserve at October 26, 2007 (in thousands):

Total

Reserve balance at April 27, 2007	$2,084
Cash payments	(153)

Reserve balance at July 27, 2007	$1,931
Cash payments	(153)

Reserve balance at October 26, 2007	$1,778

Gain on Sale of Assets — We recorded a gain of $25.3 million for the three- and six-month periods ended October 27, 2006, as a result of the sale of certain of our assets to Blue Coat.

Operating Income — Operating income as a percentage of revenue decreased to 10.1% for the three-month period ended October 26, 2007, from 14.8% for the same period ended October 27, 2006. Operating income as a percentage of revenue decreased to 7.1% for the six-month period ended October 26, 2007, from 12.0% for the same period ended October 27, 2006. Operating income for the three- and six-month periods ended October 27, 2006, included a gain on sale of assets of $25.3 million. Our operating expense levels are based in part on our expectations as to future revenue growth, and a significant percentage of our operating expenses is fixed and difficult to reduce within a short period of time. As a result, if revenue levels are below expectations or previously higher levels, our fixed expenses could adversely affect our operating income and cash flow until revenues increase or until such fixed expenses are reduced to a level commensurate with revenues. We cannot assure you that we will be able to maintain or increase revenues for the remainder of fiscal 2008 or beyond.

Interest Income — Interest income was $16.3 million and $33.3 million for the three- and six-month periods ended October 26, 2007, respectively, as compared to $17.5 million and $34.1 million for the three- and six-month periods ended October 27, 2006. The decrease in interest income was primarily driven by lower average interest rates on our investment portfolio and lower cash and investment balances. We expect period-to-period changes in interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, timing of our stock repurchases, capital expenditures and payments of our future contractual obligations.

Interest Expense — Interest expense was $1.4 million and $2.5 million for the three- and six-month periods ended October 26, 2007, respectively, as compared to $5.2 million and $9.0 million for the three- and six-month periods ended October 27, 2006. The decrease in fiscal 2008 was primarily due to lower debt balance at October 26, 2007, as compared to October 27, 2006. We expect interest expense to increase as a result of higher debt balances associated with the revolving secured and unsecured credit facilities (see Note 5 and Note 16).

Other Income — Other income was $0.2 million and $1.1 million for the three- and six-month periods ended October 26, 2007, respectively. Other income for the three-month period ended October 26, 2007, included net exchange gains from foreign currency of $0.1 million and other income of $0.1 million. Other income for the six-month period ended October 26, 2007, included net exchange gains from foreign currency of $0.8 million and other income of $0.3 million. Other income was $1.9 million and $2.7 million for the three- and six-month periods ended October 27, 2006. Other income for the second quarter of fiscal 2007 included net exchange gains from foreign currency of $0.2 million and other income of $1.7 million. Other income included net exchange gains from foreign currency of $0.8 million and other income of $1.9 million for the six-month period ended October 27, 2006. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Net Gain (Loss) on Investments — Net gain (loss) on investments included a gain of $13.6 million related to the sale of shares of Blue Coat common stock for the three- and six-month periods ended October 26, 2007. Net gain (loss) on investments included an other-than-temporary write-down of $2.0 million related to the impairment of our investment in a privately held company for the three- and six-month periods ended October 27, 2006.

Provision for Income Taxes — For the three- and six-month periods ended October 26, 2007, we applied to pretax income an annual effective tax rate before discrete reporting items of 18.3% and 18.2%, respectively. The decrease to the annual effective tax rate year over year is primarily attributable to a relative decrease in the tax impact of nondeductible stock compensation under SFAS No. 123R, brought about in part by our decision to cease granting incentive stock options. Since we have replaced the granting of incentive stock options with the granting of nonqualified stock options, this gives rise to the recognition of more deferred tax assets as SFAS No. 123R expense occurs. After taking into account the tax effect of discrete items reported, the effective tax rates applied to the pretax income for the three- and six-month periods ended October 26, 2007, were 23.1% and 21.4%, respectively. For the three- and six-month periods ended October 27, 2006, we applied an annual effective tax rate of 20.2% and 20.9%, respectively.

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

Balance Sheet and Operating Cash Flows

As of October 26, 2007, as compared to April 27, 2007, our cash, cash equivalents, and short-term investments decreased by $325.7 million to $983.1 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital decreased by $414.2 million to $639.0 million as of October 26, 2007, compared to $1,053.3 million as of April 27, 2007 due to higher stock repurchase activities in the six-month period ended October 26, 2007.

During the six-month period ended October 26, 2007, we generated cash flows from operating activities of $428.6 million, as compared with $403.4 million in the same period in fiscal 2007. We recorded net income of $118.1 million for the six-month period ended October 26, 2007, as compared to $141.6 million for the same period a year ago. A summary of the significant changes in noncash adjustments affecting net income is as follows:

•	Stock-based compensation expense was $78.8 million in the six-month period ended October 26, 2007, compared to $85.4 million in the same period a year ago.

•	Depreciation expense was $55.0 million and $39.4 million in the six-month periods ended October 26, 2007, and October 27, 2006, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles and patents was $13.7 million and $10.4 million in the six-month periods ended October 26, 2007, and October 27, 2006, respectively. The increase was attributed to the Topio acquisition.

•	Gain on sale of Blue Coat common shares was $13.6 million in the six-month period ended October 26, 2007.

•	Gain on sale of certain assets to Blue Coat was $25.3 million in the six-month period ended October 27, 2006.

•	An increase in net deferred tax assets of $35.5 million in the six-month period ended October 26, 2007, compared to $22.6 million in six-month period ended October 27, 2006, primarily due to an increase in book versus tax difference associated primarily with increases in deferred revenue and stock compensation tax benefits.

In addition to net income and noncash adjustments for the first six-months of fiscal 2008, the primary factors that impacted the period-to-period change in cash flows relating to operating activities included the following:

•	Decrease in accounts receivable of $165.7 million in the first six-months of fiscal 2008 was due to stronger collection activities and more linear shipments. A decrease of $50.4 million in accounts receivable in the first six months of fiscal 2007 was due to more linear shipments.

•	An increase in deferred revenues of $112.4 million and $137.7 million in the first six months of fiscal 2008 and 2007, respectively, was due to higher software entitlements and maintenance and service revenue and long-term service contracts, as well as renewals of existing maintenance agreements in the first six months of fiscal 2008 and fiscal 2007.

•	Increase in income taxes payable of $8.7 million in the first six months of fiscal 2008 was attributed to the tax provision of $32.1 million, tax refund of $1.3 million, offset by $12.9 million book-tax differences and stock compensation tax benefits, and $11.8 million income tax payments. Income tax payable decreased

$44.1 million in the first six months of fiscal 2007 due to tax provision of $37.5 million and tax refund of $1.9 million, partially offset by tax payments of $27.1 million, which included an $18.7 million federal income tax payment made for the fiscal year 2006 tax year relating to the income tax on foreign dividend repatriation and $56.4 million book-tax differences and stock compensation tax benefits.

The above factors were partially offset by the effects of:

•	Accrued compensation and related benefits decreased by $29.9 million and $6.3 million in the first six-months of fiscal 2008 and 2007, respectively. The changes for both periods were due to payout of commission and performance-based payroll expenses accrued in the last quarter of each fiscal year and paid in the first six-months of each subsequent fiscal year.

•	Accounts payable decreased by $40.2 million in the first six months of fiscal 2008 due to timing of payment activities. Accounts payable increased $7.2 million in the first six months of fiscal 2007 due primarily to elevated purchasing activity required to support our business growth and facilities expansion projects.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for the six-month period ended October 26, 2007, were $71.2 million as compared to $76.0 million for the same period a year ago. We received net proceeds of $152.1 million and $17.0 million in the six-month period ended October 26, 2007, and October 27, 2006, respectively, for net purchases/redemptions of short-term investments. We redeemed $35.4 million and $52.6 million of restricted investments and its interest income pledged with JP Morgan Chase to repay the term loan with JP Morgan Chase in the six-month periods ended October 26, 2007 and October 27, 2006, respectively (see Note 5.) Investing activities in the six-month periods ended October 26, 2007, and October 27, 2006, also included new investments in privately held companies of $4.0 million and $1.3 million, respectively. In the second quarter of fiscal 2008, we received $18.3 million from the sale of shares of Blue Coat common stock. In the second quarter of fiscal 2007, we received $23.9 million in cash in connection with the sale of certain assets to Blue Coat.

Cash Flows from Financing Activities

We used $411.1 million and $358.5 million in the six-month periods ended October 26, 2007, and October 27, 2006, respectively, for net financing activities, which included repayment of debt, sales of common stock related to employee stock transactions, and common stock repurchases. We made repayments of $37.4 million and $106.6 million for our debt during the six-month periods ended October 26, 2007, and October 27, 2006, respectively. We repurchased 24.1 million and 10.8 million shares of common stock at a total of $700.0 million and $363.9 million during the six-month periods ended October 26, 2007, and October 27, 2006, respectively. Other financing activities provided $66.1 million and $92.5 million in the six-month periods ended October 26, 2007, and October 27, 2006, respectively, from sales of common stock related to employee stock option exercises and employee stock purchases. Tax benefits, related to tax deductions in excess of the stock-based compensation expense recognized, of $15.6 million and $23.8 million were presented as financing cash flows for the six-month periods ended October 26, 2007, and October 27, 2006, respectively, in accordance with SFAS No. 123R. During the six-month periods ended October 26, 2007, and October 27, 2006, we withheld shares with an aggregate value of $5.2 million and $4.3 million, respectively, in connection with the exercising of certain employees’ restricted stock for purposes of satisfying those employees’ federal, state, and local withholding tax obligations. The increase in the amounts withheld year over year was due to the release of restricted stock units assumed in connection with the Decru acquisition. During the six-month period ended October 26, 2007, we borrowed $250.0 million through a revolving credit facility.

The change in cash flow from financing was primarily due to the effects of higher common stock repurchases, partially offset by proceeds from the issuance of common stock under employee equity programs compared to the same period in the prior year. Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary.

Additionally, income tax benefit associated with dispositions of employee stock transactions has historically been another significant source of our liquidity. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase. In addition, if our stock price declines, we may receive less tax benefits, which could also cause our income tax payments to increase.

Stock Repurchase Program

At October 26, 2007, $700.0 million remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Credit Facility and Debt

In October 2007, we received proceeds from a secured credit agreement totaling $250.0 million, due October 5, 2012, to finance general corporate purposes, including stock repurchases and working capital needs (“Credit Agreement”). (See Note 5 of the Condensed Consolidated Financial Statements.) No loan repayments under the Credit Agreement are due in the remainder of fiscal 2008. The obligations under the Credit Agreement are collateralized by certain investments with a value totaling $299.5 million as of October 26, 2007. Interest on the loans under the Credit Agreement accrues at a floating rate based on a base rate in effect from time to time, plus a margin. The interest rate at October 26, 2007 was 5.25%. In accordance with the payment terms of the Credit Agreement, interest payments will be approximately $6.6 million in the remainder of fiscal 2008. As of October 26, 2007, we were in compliance with the liquidity and leverage requirements of the Credit Agreement.

In March 2006, we received proceeds from a term loan agreement totaling $300.0 million to finance a dividend under the Jobs Act (“Loan Agreement”). (See Note 5 of the Condensed Consolidated Financial Statements.) Loan repayments under the Loan Agreement of $47.8 million are due in the remainder of fiscal 2008. The obligations under the Loan Agreement are collateralized by certain investments with a value totaling $81.3 million as of October 26, 2007. Interest on the loans under the Loan Agreement accrues at a floating rate based on the base rate in effect from time to time, plus margin. The interest rate at October 26, 2007 was 5.26%. In accordance with the payment terms of the Loan Agreement, interest payments will be approximately $0.8 million in the remainder of fiscal 2008. As of October 26, 2007, we were in compliance with the liquidity and leverage ratio as required by the Loan Agreement with the lenders.

Contractual Obligations

The following summarizes our contractual obligations at October 26, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

Contractual Obligations:	2008	2009	2010	2011	2012	Thereafter	Total

Office operating lease payments(1)	$12,333	$23,456	$20,145	$16,442	$12,274	$30,005	$114,655
Real estates lease payments(2)	894	5,995	9,645	9,645	9,645	162,975	198,799
Equipment operating lease payments	6,585	11,732	6,216	738	1	—	25,272
Venture capital funding commitments(3)	147	281	269	256	22	—	975
Purchase commitment(4)	—	—	—	—	—	—	—
Capital Expenditures(5)	21,256	24,249	132	96	120	—	45,853
Communications & Maintenance(6)	11,274	16,522	8,298	1,758	218	—	38,070
Restructuring Charges(7)	274	576	598	330	—	—	1,778
Long-term Debt(8)	55,145	13,125	13,125	13,125	13,125	254,375	362,020

Total Contractual Cash Obligations	$107,908	$95,936	$58,428	$42,390	$35,405	$447,355	$787,422

For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, are legally binding on us, and subject us to penalties if we cancel the agreement. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal or termination, anticipated actions by management and third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual future obligations may vary from those reflected in the table.

Other Commercial Commitments:	2008	2009	2010	2011	2012	Thereafter	Total

Letters of credit(7)	$1,614	$517	$121	$—	$158	$445	$2,855

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2016. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 12. The amounts for the leases impacted by the restructurings are included in subparagraph (7) below. The net increase in the office operating lease (1) payments was primarily due to several domestic lease extensions during the second quarter of fiscal 2008.

(2)	Included in the above contractual cash obligations pursuant to three financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $0.9 million in fiscal 2008; $6.0 million in fiscal 2009; $9.6 million in each of the fiscal years 2010, 2011, and 2012; $8.8 million in fiscal 2013; and $5.9 million in fiscal 2014; which are based on the LIBOR rate at October 26, 2007 plus a spread, for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $148.3 million in the event that we elect not to purchase (2) or arrange for sale of the buildings. See Note 13.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be (5) recorded as property and equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance (6) contracts with multiple vendors. Such obligations will expire in November 2011.

(7)	These amounts are included on our Consolidated Balance Sheets under Long-Term Obligations and Other Accrued Liabilities, which is comprised of committed (7) lease payments and operating expenses net of committed and estimated sublease income.

(8)	Included in these amounts are the JP Morgan Chase loan (see Note 5) on our Consolidated Balance Sheets under Current Portion of Long-Term Debt. This amount also includes estimated interest payments of $0.8 million for the remainder of fiscal 2008. The decrease from April 27, 2007, represented a loan repayment of $37.3 million, plus interest of $1.9 million for the first six months of fiscal 2008. In addition, included in these amounts are the $250.0 million secured credit agreement entered into with JP Morgan Chase. Estimated interest payments for the credit agreement is $63.4 million for the (8) remainder of fiscal 2008 through fiscal 2013.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a (9) foreign rent guarantee.

As discussed in Note 14 of the Notes to the Consolidated Financial Statements, we adopted the provisions of FIN No. 48. At October 26, 2007, we have a liability of $63.4 million, for which we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, this amount has been excluded from the table above.

As of October 26, 2007, we have commitments relating to two financing, construction, and leasing arrangements with BNP for office space to be located on land in Sunnyvale, California that we currently own. These arrangements require us to lease our land to BNP for a period of 50 years to construct approximately 380,000 square feet of office space costing up to $113.5 million. After completion of construction, we will pay minimum lease payments, which vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread (5.53% at October 26, 2007) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in January and December 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: We may (i) purchase the buildings from BNP for $48.5 million and $65.0 million, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41.2 million and $55.3 million, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41.2 million and $55.3 million, respectively, in which event we may recoup some or all of such payment by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

As of October 26, 2007, we have a commitment relating to a third financing, construction, and leasing arrangements with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (5.53% at October 26, 2007) on the cost of the facility. We expect to begin making lease payments on the completed buildings in October 2008 for a term of five and half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: We may (i) purchase the building from BNP for $61.0 million; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51.9 million, and be liable for any deficiency between the net proceeds received from the third party and $51.9 million; or (iii) pay BNP a supplemental payment of $51.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

All leases also require us to maintain specified financial covenants with which we were in compliance as of October 26, 2007. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before

Interest, Taxes, Depreciation and Amortization (“EBITDA”), and a Minimum Unencumbered Cash and Short Term Investments.

As of October 26, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $390.6 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of October 26, 2007.

In addition, we are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Capital Expenditure Requirements

We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment, and enhancements to our worldwide infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California; RTP, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to finance these construction projects, including our commitments under facilities and equipment operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash, cash equivalents, and investments.

Off-Balance Sheet Arrangements

As of October 26, 2007, our financial guarantees of $2.9 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and guarantees for foreign rental obligations.

As of October 26, 2007, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $390.6 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to two lease arrangements with BNP for approximately 380,000 square feet of office space to be located on land we currently own in Sunnyvale, California. We also have a third commitment related to a lease arrangement with BNP for approximately 120,000 square feet of data center to be located on land that we currently own in Research Triangle Park, North Carolina (as further described above under “Contractual Obligations”). We have evaluated our accounting for these leases under the provisions of FIN No. 46R and have determined the following:

•	BNP is a leasing company for BNP Paribas in the United States. BNP is not a “special purpose entity” organized for the sole purpose of facilitating the lease to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent, BNP Paribas. Therefore, we are not the primary beneficiary of BNP as we do not absorb the majority of BNP’s expected losses or expected residual returns; and

•	BNP has represented in the Closing Agreement (filed as Exhibit 10.40) that the fair value of the property leased to us by BNP is less than half of the total of the fair values of all assets of BNP, excluding any assets of BNP held within a silo. Further, the property leased to Network Appliance is not held within a silo. The definition of “held within a silo” means that BNP has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through nonrecourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNP at risk for the repayment of such funds.

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Our future minimum lease payments under these real estates leases will amount to a total of $198.8 million reported under our Note 13, “Commitments and Contingencies.”

Liquidity and Capital Resource Requirements

Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, accounts receivable and inventories and future demand for our products and related pricing. We expect to incur higher capital expenditures in the near future to expand our operations. We will from time to time acquire products and businesses complementary to our business. In the future, we may continue to repurchase our common stock, which would reduce cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, cash generated from operations, and credit facilities will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. However, should we need to investigate other financing alternatives, we cannot be certain that additional financing will be available on satisfactory terms.

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

Market Risk and Market Interest Risk

Interest and Investment Income — As of October 26, 2007, we had available-for-sale investments of $738.2 million, which included restricted investments in connection with our debt and credit facility. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, government, municipal debt securities, and auction-rate securities are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 26, 2007, would cause the fair value of these available-for-sale investments to decline by approximately $3.8 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Lease Commitments — As of October 26, 2007, we have two arrangements with BNP to lease our land for a period of 50 years to construct approximately 380,000 square feet of office space and a parking structure costing up to $113.5 million. We also have a third arrangement with BNP to lease our land for a period of 99 years to construct approximately 120,000 square feet of data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments which vary based on London Interbank Offered Rate (“LIBOR”) plus a spread. We expect to pay lease payments on the first lease on January 2008 for a term of five years, the second lease on December 2008 for a term of five years, and the third lease on October 2008 for a term of five years. We have the option to renew all three leases for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at October 26, 2007, would increase our total lease payments under the initial five-year term by approximately $4.5 million. We do not currently hedge against market interest rate increases. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant change in market interest rate.

Debt Obligation — We have an outstanding variable rate term loan totaling $47.8 million as of October 26, 2007. Under terms of these arrangements, we expect to make interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at October 26, 2007, would increase our total interest payments by approximately $0.2 million. We also have an outstanding secured credit facility totaling $250.0 million as of October 26, 2007. Under terms of these arrangements, we expect to make interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at October 26, 2007, would increase our total interest payments by approximately $6.4 million. We do not currently use derivatives to manage interest rate risk. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our debt in the event of a significant change in market interest rate.

Nonmarketable Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investment. Accordingly, we could lose all or part of this investment if there is an adverse change in the market price of the company we invest in. Our investments in nonmarketable securities had a carrying amount of $12.9 million as of October 26, 2007, and $8.9 million as of April 27, 2007. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Income.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at October 26, 2007, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward and currency option contracts outstanding on October 26, 2007 (in thousands):

				Notional Fair
		Foreign Currency	Notional Contract	Value
Currency	Buy/Sell	Amount	Value in USD	in USD

Forward Contracts:
EUR	Sell	156,860	$225,096	$225,902
GBP	Sell	35,079	$71,817	$71,922
CAD	Sell	16,570	$17,228	$17,228
Other	Sell	N/A	$18,556	$18,557
AUD	Buy	29,923	$27,347	$27,346
Other	Buy	N/A	$11,399	$11,400
Option Contracts:
EUR	Sell	10,000	$14,398	$14,521
GBP	Sell	1,800	$3,692	$3,723

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of October 26, 2007, the end of the fiscal period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of October 26, 2007.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	Changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries

•	General decrease in global corporate spending on information technology leading to a decline in demand for our products

•	A shift in federal government spending patterns

•	The possible effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting

•	The level of competition in our target product markets

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components

•	The size, timing, and cancellation of significant orders

•	Product configuration and mix

•	The extent to which our customers renew their service and maintenance contracts with us

•	Market acceptance of new products and product enhancements

•	Announcements, introductions, and transitions of new products by us or our competitors

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors

•	Changes in our pricing in response to competitive pricing actions

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner

•	Supply constraints

•	Technological changes in our target product markets

•	The levels of expenditure on research and development and sales and marketing programs

•	Our ability to achieve targeted cost reductions

•	Excess or inadequate facilities

•	Disruptions resulting from new systems and processes as we continue to enhance and adapt our system infrastructure to accommodate future growth

•	Future accounting pronouncements and changes in accounting policies

•	Seasonality

In addition, sales for any future quarter may vary and accordingly be different from what we forecast. We manufacture products based on a combination of specific order requirements and forecasts of our customer demands. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. Product sales are also difficult to forecast because the storage and data management market is rapidly evolving, and our sales cycle varies substantially from customer to customer.

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

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an original equipment manufacturing (“OEM”) agreement that enables IBM to sell IBM branded solutions based on Network Appliance unified solutions, including NearStore and the NetApp® V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing. In the event that sales through IBM will increase, we may experience distribution channel conflicts between our direct sales force and IBM or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. In addition, since this agreement is relatively new, we do not have a history upon which to base our analysis of its future success.

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

We cannot assure you that we are able to maintain existing resellers and attract new resellers and that channel conflicts will not materially adversely affect our channel relationships. In addition, we do not have exclusive relationships with our resellers and accordingly there is a risk that those resellers may give higher priority to products of other suppliers, which could materially adversely affect our operating results.

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers (“VAR”), systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In the six-month period ended October 26, 2007, our indirect channels accounted for 62.0% of our consolidated revenues.

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

Macroeconomic conditions and an IT spending slowdown in the United States as well as variations in our expected operating performance may continue to cause volatility in our stock price. We are unable to predict changes in general economic conditions and when global IT spending rates will be affected. Furthermore, if there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results, and stock price may continue to be adversely affected.

Our forecasts of our revenues and earnings outlook may be inaccurate and could materially and adversely impact our business or our planned results of operations.

Our revenues are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts varies from customer to customer, can be difficult to estimate, and requires management judgment. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and materially adversely impact our business or our planned results of operations. In particular, a slowdown in IT spending or weak economic conditions or evolving technology generally can reduce the conversion rate in a particular quarter as our customers’ purchasing decisions are delayed, reduced in amount, or cancelled. Moreover, even after contracts have been executed, extensive analysis is required before the timing of revenue recognition can be reliably determined; this delay reflects both the complexity of the revenue recognition rules applicable to software and the effect that the multiple element arrangements and other terms and conditions can have when these rules are applied.

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, or if we fail to manage the transition between our new and old products, or if we cannot provide the level of service and support for our new products, our operating results could be materially and adversely affected.

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and storage security appliances and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical risks. However, our new products may not achieve market acceptance. Additional product introductions in future periods may also impact our sales of existing products. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially and adversely affected.

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

We currently rely on several contract manufacturers to manufacture our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of October 26, 2007, we have no purchase commitment under these agreements.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. We may need to increase our material purchases, contract manufacturing capacity, and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the inability to obtain raw materials, could cause a delay in our ability to fulfill orders.

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

For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceuticals, and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability, and permanence (such as Rule 17(a)(4) of the Securities Exchange Act of 1934, as amended) in the United States and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and therefore we will not be able to expand our product offerings in these market and geographical segments at the rates for which we have forecast.

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

Turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, and changes in energy costs may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may experience material impacts on our business, operating results, and financial condition.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction different than our estimates

•	Changing tax laws, accounting standards, including SFAS No. 123R and FIN No. 48, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods

•	Changes in the valuation of our deferred tax assets and liabilities

•	Changes in tax laws or the interpretation of such tax laws

•	Tax assessments or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place

•	A change in our decision to indefinitely reinvest foreign earnings

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, some other U.S. companies have had their foreign IP arrangements challenged as part of an IRS examination, which has resulted in material proposed assessments and/or pending litigation. Our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. If the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

On occasion, we invest in nonmarketable securities of private companies. As of October 26, 2007, the carrying value of our investments in nonmarketable securities totaled $12.9 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on these companies’ product development, market acceptance, operational efficiency, and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired.

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct business internationally. For the six-month period ended October 26, 2007, 43.1% of our total revenues was from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenue. A decrease in the value of the U.S. dollar relative to foreign currencies could increase the cost of local operating expenses. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows. All balance sheet hedges are marked to market through earnings every quarter, while gains and losses on cash flow hedges are recorded in other comprehensive income until forecasted transactions occur, at which time such realized gains and losses are recognized in earnings. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

In addition, continued expansion could strain our current management, financial, manufacturing, and other systems and may require us to implement and improve those systems. If we experience any problems with any improvement or expansion of these systems, procedures, or controls, or if these systems, procedures, or controls are not designed, implemented, or improved in a cost-effective and timely manner, our operations may be materially and adversely affected. In addition, any failure to implement, improve, and expand such systems, procedures, and controls in a timely and efficient manner could harm our growth strategy and materially and adversely affect our financial condition and ability to achieve our business objectives.

As we continue to grow our business, we are likely to incur costs earlier than some of the anticipated benefits, which could harm our operating results. A significant percentage of our expenses is fixed, which could materially and adversely affect our net income.

We are increasing our investment in engineering, sales, service support, and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business.

Our expense levels are based in part on our expectations as to future sales, and a significant percentage of our expenses is fixed. As a result, if sales levels are below expectations or previously higher levels, net income will be disproportionately affected in a material and adverse manner.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to common repurchases by Network Appliance, Inc. for the second quarter of fiscal 2008:

			Total Number of
			Shares Purchased	Approximate Dollar Value
		Average	as Part of the	of Shares That May Yet be
	Shares	Price Paid	Repurchase	Purchased Under the
Period	Purchased	per Share	Program(1)	Repurchase Program(2)

July 28, 2007 – August 24, 2007	7,656,931	$29.39	68,771,916	$974,948,323
August 25, 2007 – September 21, 2007	2,775,000	$27.02	71,546,916	$899,975,313
September 22, 2007 – October 26, 2007	7,170,360	$27.89	78,717,276	$699,975,313

Total	17,602,291	$28.40	78,717,276	$699,975,313

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	On May 13, 2003, our Board of Directors had authorized a stock repurchase program. As of October 26, 2007, our Board of Directors had authorized the repurchase of up to $3,023,638,730 of common stock under this program. During the three-month period ended October 26, 2007, we repurchased 17,602,291 shares of our common stock at a weighted-average price of $28.40 per share for an aggregate purchase price of $499,973,010. As of October 26, 2007, we had repurchased 78,717,276 shares of our common stock at a weighted-average price of $29.52 per share for an aggregate purchase price of $2,323,663,519 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $699,975,313 with no termination date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On September 19, 2007, we held our 2007 Annual Meeting of Stockholders. Voting results are summarized below:

Proposal I — To elect the following individuals to serve as members of the Board of Directors for the ensuing year or until their respective successors are duly elected and qualified:

Name	Votes For	Abstain

Daniel J. Warmenhoven	312,916,224	12,169,272
Donald T. Valentine	312,534,861	12,550,635
Jeffry R. Allen	312,812,970	12,272,526
Carol A. Bartz	310,486,917	14,598,579
Alan L. Earhart	314,904,816	10,180,680
Edward Kozel	313,826,086	11,259,410
Mark Leslie	315,348,594	9,736,902
Nicholas G. Moore	314,825,931	10,259,565
George T. Shaheen	315,404,207	9,681,289
Robert T. Wall	311,037,351	14,048,145

Proposal II — To approve various amendments to the Company’s 1999 Stock Option Plan (1999 Plan).

Votes For	Against	Abstain	Brokers Non Vote

160,875,951	117,150,174	2,008,945	45,050,426

Proposal III — To approve an amendment to the Company’s 1999 Stock Option Plan (1999 Plan) to increase the share reserve by an additional 7,200,000 shares of Common Stock.

Votes For	Against	Abstain	Brokers Non Vote

153,140,813	124,886,231	2,008,027	45,050,425

Proposal IV — To approve an amendment to the Company’s Employee Stock Purchase Plan (Purchase Plan) to increase the share reserve under the Purchase Plan by an additional 1,600,000 shares of Common Stock.

Votes For	Against	Abstain	Brokers Non Vote

256,061,048	22,098,298	1,875,724	45,050,426

Proposal V — To approve an amendment to Executive Compensation Plan for the incentive compensation payouts.

Votes For	Against	Abstain	Brokers Non Vote

272,906,152	5,225,980	1,903,248	45,050,116

Proposal VI — To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending April 25, 2008.

Votes For	Against	Abstain

318,581,757	4,440,859	2,062,880

Item 5.	Other Information

The information required by this item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 6.	Exhibits

Exhibit No		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(16)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
3	.3(18)	Certificate of Amendment to the Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(29)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(8)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(29)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(14)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(15)*	The Company’s Deferred Compensation Plan.
10	.22(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

Exhibit No		Description

10	.32(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(19)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(19)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(20)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(21)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(22)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(22)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(22)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(22)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(22)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(24)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10	.46(27)	Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.47(27)	Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.48(27)	Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.49(27)	Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.50(27)	Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(26)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(26)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.53(27)	Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
10	.54(28)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
10	.55(30)	Closing Certificate and Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.56(30)	Construction Management Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.57(30)	Lease Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.58(30)	Purchase Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.59(30)	Ground Lease, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.60		Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.

Exhibit No	Description

10.61	Secured Credit Agreement, dated October 5, 2007, by and between the Lenders party hereto and JP Morgan Chase Bank and the Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated August 21, 1998.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(15)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(16)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(18)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(19)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 31, 2006.

(26)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(27)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2007.

(28)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.

(29)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 25, 2007.

(30)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 5, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE, INC.
(Registrant)

/s/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: December 4, 2007

EXHIBIT INDEX

Exhibit No		Description

2	.1(7)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation)and Network Appliance, Inc. (a California corporation).
2	.2(10)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(10)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(16)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(7)	Certificate of Incorporation of the Company.
3	.2(7)	Bylaws of the Company.
3	.3(18)	Certificate of Amendment to the Bylaws of the Company.
4	.1(7)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(29)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(8)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(29)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(6)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(9)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(11)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(14)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(13)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(15)*	The Company’s Deferred Compensation Plan.
10	.22(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).

Exhibit No		Description

10	.33(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(19)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(19)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(19)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(20)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(21)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(22)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(22)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(22)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(22)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(22)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(24)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10	.46(27)	Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.47(27)	Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.48(27)	Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.49(27)	Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.50(27)	Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(26)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(26)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.53(27)	Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
10	.54(28)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
10	.55(30)	Closing Certificate and Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.56(30)	Construction Management Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.57(30)	Lease Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.58(30)	Purchase Agreement, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.59(30)	Ground Lease, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10.60		Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.
10.61		Secured Credit Agreement, dated October 5, 2007, by and between the Lenders party hereto and JP Morgan Chase Bank and the Company.

Exhibit No	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 2000.

(6)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(7)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(8)	Previously filed as an exhibit with the Company’s Proxy Statement dated August 21, 1998.

(9)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(10)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(11)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(13)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(15)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(16)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(18)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(19)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 31, 2006.

(26)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(27)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2007.

(28)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.

(29)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 25, 2007.

(30)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 5, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.