Form 10-Q
period 2008-01-25
NETWORK APPLIANCE INC
filed 2008-03-05
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2008
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
(408) 822-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑                                                   Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008

Common Stock	343,523,730

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands - Unaudited)

	January 25,	April 27,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$776,359	$489,079
Short-term investments	351,232	819,702
Accounts receivable, net of allowances of $2,290 at January 25, 2008, and $2,572 at April 27, 2007	462,769	548,249
Inventories	60,102	54,880
Prepaid expenses and other assets	103,837	99,840
Short-term restricted cash and investments	65,756	118,312
Short-term deferred income taxes	96,629	110,741

Total current assets	1,916,684	2,240,803
Property and Equipment, Net	661,128	603,523
Goodwill	600,845	601,056
Intangible Assets, Net	62,577	83,009
Long-Term Restricted Cash and Investments	312,617	3,639
Long-Term Deferred Income Taxes and Other Assets	225,575	126,448

	$3,779,426	$3,658,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$28,790	$85,110
Accounts payable	119,867	144,112
Income taxes payable	12,839	53,371
Accrued compensation and related benefits	175,285	177,327
Other accrued liabilities	111,053	97,017
Deferred revenue	776,648	630,610

Total current liabilities	1,224,482	1,187,547
Long-Term Debt	250,000	—
Other Long-Term Obligations	79,599	9,487
Long-Term Deferred Revenue	564,812	472,423

	2,118,893	1,669,457

Stockholders’ Equity:
Common stock (343,207 shares at January 25, 2008, and 421,623 shares at April 27, 2007)	343	422
Additional paid-in capital	2,673,510	2,380,623
Treasury stock at cost (84,515 shares at January 25, 2008, and 54,593 shares at April 27, 2007)	(2,467,942)	(1,623,691)
Retained earnings	1,446,082	1,226,165
Accumulated other comprehensive income	8,540	5,502

Total stockholders’ equity	1,660,533	1,989,021

	$3,779,426	$3,658,478

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts - Unaudited)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2008	2007	2008	2007

Revenues
Product	$608,138	$550,882	$1,612,864	$1,497,777
Software entitlements and maintenance	125,568	84,969	350,628	242,052
Service	150,297	93,427	401,944	263,260

Total revenues	884,003	729,278	2,365,436	2,003,089

Cost of Revenues
Cost of product	250,428	211,211	654,575	585,437
Cost of software entitlements and maintenance	2,560	2,710	6,558	7,458
Cost of service	91,713	71,248	263,799	191,708

Total cost of revenues	344,701	285,169	924,932	784,603

Gross margin	539,302	444,109	1,440,504	1,218,486

Operating Expenses:
Sales and marketing	279,114	236,433	779,131	636,214
Research and development	111,717	97,516	327,237	276,555
General and administrative	42,787	37,724	123,743	105,337
Restructuring recoveries	—	—	—	(74)
Gain on sale of assets	—	—	—	(25,339)

Total operating expenses	433,618	371,673	1,230,111	992,693

Income from Operations	105,684	72,436	210,393	225,793
Other Income (Expenses), Net:
Interest income	16,964	17,086	50,295	51,220
Interest expense	(3,639)	(2,335)	(6,130)	(11,377)
Net gain (loss) on investments	(1,005)	884	12,614	(1,116)
Other income, net	(619)	533	443	3,191

Total other income, net	11,701	16,168	57,222	41,918

Income Before Income Taxes	117,385	88,604	267,615	267,711
Provision for Income Taxes	15,562	22,090	47,697	59,597

Net Income	$101,823	$66,514	$219,918	$208,114

Net Income per Share:
Basic	$0.30	$0.18	$0.62	$0.56

Diluted	$0.29	$0.17	$0.60	$0.53

Shares Used in Net Income per Share Calculations:
Basic	344,275	371,287	354,799	371,938

Diluted	352,780	389,120	365,290	389,555

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — Unaudited)

	Nine Months Ended
	January 25,	January 26,
	2008	2007

Cash Flows from Operating Activities:
Net income	$219,918	$208,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,921	62,316
Amortization of intangible assets and patents	20,431	16,456
Stock-based compensation	113,077	124,679
Net loss (gain) on investments	(12,614)	1,116
Gain on sale of assets	—	(25,339)
Net loss on disposal of equipment	828	686
Allowance for doubtful accounts	355	186
Deferred income taxes	(74,815)	(88,483)
Deferred rent	632	979
Income tax benefit from stock-based compensation	96,990	132,459
Excess tax benefit from stock-based compensation	(47,107)	(43,463)
Changes in assets and liabilities:
Accounts receivable	86,509	(16,091)
Inventories	(5,184)	3,495
Prepaid expenses and other assets	19,476	(7,887)
Accounts payable	(33,865)	4,446
Income taxes payable	11,045	(12,407)
Accrued compensation and related benefits	(5,022)	16,870
Other accrued liabilities	3,994	12,127
Deferred revenue	237,016	263,449

Net cash provided by operating activities	715,585	653,708

Cash Flows from Investing Activities:
Purchases of investments	(929,983)	(1,938,191)
Redemptions of investments	1,084,954	2,007,726
Redemptions of restricted investments	53,747	63,236
Change in restricted cash	(1,400)	333
Proceeds from sale of assets	—	23,914
Proceeds from sales of marketable securities	18,256	—
Proceeds from sales of nonmarketable securities	898	1,774
Purchases of property and equipment	(124,847)	(112,411)
Purchases of nonmarketable securities	(4,235)	(1,333)
Purchase of businesses, net of cash acquired/(goodwill adjustment)	211	(131,241)

Net cash provided by (used in) investing activities	97,601	(86,193)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	100,187	177,425
Tax withholding payments reimbursed by restricted stock	(5,851)	(4,692)
Excess tax benefit from stock-based compensation	47,107	43,463
Proceeds from revolving credit facility	262,754	—
Repayment of debt	(56,320)	(148,869)
Repayment of revolving credit facility	(13,000)	—
Repurchases of common stock	(844,251)	(605,708)

Net cash used in financing activities	(509,374)	(538,381)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16,532)	(175)
Net Increase in Cash and Cash Equivalents	287,280	28,959
Cash and Cash Equivalents:
Beginning of period	489,079	461,256

End of period	$776,359	$490,215

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$15,849	$17,157
Options assumed for acquired business	$—	$8,369
Common stocks received from sale of assets	$—	$9,069
Supplemental Cash Flow Information:
Income taxes paid	$16,512	$30,260
Income taxes refunded	$2,054	$1,964
Interest paid on debt	$5,828	$8,776

See accompanying notes to unaudited condensed consolidated financial statements.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, Unaudited)

1.	The Company

Based in Sunnyvale, California, Network Appliance (NetApp, we, the company or our) was incorporated in California in April 1992 and reincorporated in Delaware in November 2001. Network Appliance, Inc. is a supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data, and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data. Network ApplianceTM solutions are the data management and storage foundation for many of the world’s leading corporations and government agencies.

2.	Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Network Appliance, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 27, 2007. The results of operations for the three- and nine-month periods ended January 25, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

We operate on a 52-week or 53-week year ending on the last Friday in April. The first nine months of fiscal 2008 and 2007 were both 39-week fiscal periods.

3.	Use of Estimates

The preparation of the condensed consolidated financial statements is in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; allowance for doubtful accounts; valuation of goodwill and intangibles; fair value of derivative instruments and related hedged items; accounting for income taxes; inventory valuation and contractual commitments; restructuring accruals; impairment losses on investments; fair value of options granted under our stock-based compensation plans; and loss contingencies. Actual results could differ from those estimates.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation Expense

The stock-based compensation expenses included in the Condensed Consolidated Statements of Income for the three- and nine-month periods ended January 25, 2008 and January 26, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2008	2007	2008	2007

Cost of product revenue	$802	$922	$2,515	$2,660
Cost of service revenue	2,511	2,533	7,788	7,657
Sales and marketing	14,802	17,315	49,428	54,747
Research and development	10,815	12,276	36,322	39,166
General and administrative	5,366	6,188	17,024	20,449

Total stock-based compensation expense before income taxes	34,296	39,234	113,077	124,679
Income taxes	(7,123)	(5,371)	(19,252)	(20,652)

Total stock-based compensation expense after income taxes	$27,173	$33,863	$93,825	$104,027

The following table summarizes stock-based compensation expense associated with each type of award:

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2008	2007	2008	2007

Employee stock options and awards	$30,901	$36,276	$101,147	$115,574
Employee stock purchase plan (“ESPP”)	3,327	2,954	11,969	9,609
Amounts capitalized in inventory	68	4	(39)	(504)

Total stock-based compensation expense before income taxes	34,296	39,234	113,077	124,679
Income taxes	(7,123)	(5,371)	(19,252)	(20,652)

Total stock-based compensation expense after income taxes	$27,173	$33,863	$93,825	$104,027

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options				ESPP
	Three Months Ended				Three Months Ended
	January 25,		January 26,		January 25,	January 26,
	2008		2007		2008	2007

Expected life in years(1)	4.0		4.0		0.5	0.5
Risk-free interest rate(2)	2.83	% - 3.34%	4.49	% - 4.70%	3.21%	5.06%
Volatility(3)	47	% - 51%	34	% - 37%	49%	35%
Expected dividend(4)	0%		0%		0%	0%

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options				ESPP
	Nine Months Ended				Nine Months Ended
	January 25,		January 26,		January 25,	January 26,
	2008		2007		2008	2007

Expected life in years(1)	4.0		4.0		0.5	0.5
Risk-free interest rate(2)	2.83	% - 5.02%	4.49	% - 5.05%	4.15%	5.06%
Volatility(3)	33	% - 55%	34	% - 38%	44%	35%
Expected dividend(4)	0%		0%		0%	0%

(1)	The expected life of 4.0 years represented the period that our stock-option awards are expected to be outstanding and was determined based on historical experience on similar awards. The expected life of 0.5 years for the employee stock purchase plan was based on the term of the purchase period.

(2)	The risk-free interest rate for the stock option awards was based upon U.S. Treasury bills with equivalent expected terms of our employee stock-option award. The risk-free interest rate for the employee stock purchase plan was based on the U.S. Treasury bills yield curve in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

We estimate our forfeiture rates based on historical voluntary termination behavior and recognized compensation expense only for those equity awards expected to vest.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options		Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Numbers	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (Years)	Value

Outstanding at April 27, 2007	22,862	65,043	$29.28
Additional shares reserved for plan	7,200	—	—
Options granted	(9,824)	9,824	27.13
Restricted stock units granted	(1,234)	1,234	—
Options exercised	—	(3,986)	13.07
Restricted stock units exercised	—	(295)	—
Options forfeitures and cancellation	3,461	(3,461)	37.00
Restricted stock units forfeitures and cancellation	96	(96)	—
Options expired	(558)	—	—

Outstanding at January 25, 2008	22,003	68,263	$30.79

Options vested and expected to vest as of January 25, 2008		63,349	$30.14	5.16	$130,147
Exercisable at January 25, 2008		42,086	$29.65	4.41	$128,465
RSUs vested and expected to vest as of January 25, 2008		1,990	$—	1.99	$44,248
Exercisable at January 25, 2008		—	$—	—	$—

The intrinsic value represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value of options granted during the three- and nine-month periods ended January 25, 2008 were $9.53 and $10.27, respectively. The weighted-average fair value of options granted during the three-and nine-month periods ended January 26, 2007 were $14.10 and $12.93, respectively. The total intrinsic value of options exercised was $11,701 and $67,488 for the three- and nine-month periods ended January 25, 2008, respectively, and $96,699 and $214,030 for the three- and nine-month periods ended January 26, 2007, respectively. We received $9,634 and $52,104 from the exercise of stock options for the three- and nine-month periods ended January 25, 2008, respectively, and $65,270 and $140,217 from the exercise of stock options for the three- and nine-month periods ended January 26, 2007, respectively.

The following table summarizes our nonvested shares (restricted stock awards) as of January 25, 2008:

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value

Nonvested at April 27, 2007	265	$34.45
Awards granted	—	—
Awards vested	(63)	32.99
Awards canceled/expired/forfeited	(45)	34.82

Nonvested at January 25, 2008	157	$34.94

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the three- and nine-month periods ended January 25, 2008 was $861 and $1,408, respectively. There was $6,051 of total unrecognized compensation as of January 25, 2008 related to restricted stock awards. The unrecognized compensation will be amortized on a straight-line basis over a weighted-average remaining period of 2.3 years.

Employee Stock Purchase Plan

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at January 25, 2008	1,264	$20.97	0.4	$1,594
Vested and expected to vest at January 25, 2008	1,228	$20.97	0.4	$1,547

The total intrinsic value of employee stock purchases was $4,322 and $9,365 for the three- and nine-month periods ended January 25, 2008. The intrinsic value of employee stock purchases was $9,520 and $20,462 for the three- and nine-month periods ended January 26, 2007, respectively. The compensation cost for shares purchased under the ESPP plan was $3,327 and $11,969 for the three- and nine-month periods ended January 25, 2008, respectively, and $2,954 and $9,609 for the three- and nine-month periods ended January 26, 2007, respectively. This compensation cost will be amortized on a straight-line basis over a weighted-average remaining period of approximately 0.35 years.

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan for the six-month ESPP purchase period ended November 30, 2007:

Purchase date	November 30, 2007
Shares issued	1,166
Average purchase price per share	$21.00

Stock Repurchase Program

Common stock repurchase activities for the three- and nine-month periods ended January 25, 2008, and January 26, 2007, were as follows:

	Three Months Ended		Nine Months Ended
		January 26,	January 25,	January 26,
	January 25, 2008	2007	2008	2007

Common stock repurchased	5,798	6,165	29,922	16,984
Cost of common stock repurchased	$144,278	$241,800	$844,251	$605,708
Average price per share	$24.88	$39.22	$28.21	$35.66

Since the inception of the stock repurchase program through January 25, 2008, we have purchased a total of 84,515 shares of our common stock at an average price of $29.20 per share for an aggregate purchase price of $2,467,942. At January 25, 2008, $555,697 remained available for repurchases under the plan. The stock repurchase program may be suspended or discontinued at any time.

Other Repurchases of Common Stock

We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Credit Facility and Debt

On November 2, 2007, the Company (“Borrower”) entered into a senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP Paribas (“BNP”), as syndication agent, and JPMorgan Chase Bank National Association (“JPMorgan”), , as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years. Revolving loans may be, at Borrower’s option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on London Interbank Offered Rate (“LIBOR”) for the interest period specified by the Borrower plus a spread based on the Borrower’s leverage ratio. Interest on Alternative Base Rate borrowings, swingline loans and letter of credit disbursements accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. As of January 25, 2008, no amount was outstanding under this facility.

On October 5, 2007, the Company entered into a secured credit agreement (the “Secured Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent. The Secured Credit Agreement provides for a revolving secured credit facility of up to $250,000 with a term of five years. The proceeds of the Secured Credit Agreement will be used for general corporate purposes, including stock repurchases and working capital needs. On October 10, 2007, $250,000 was advanced to the Company and was recorded in the Long-Term Debt on the accompanying Condensed Consolidated Balance Sheets. During the three- and nine-month periods ended January 25, 2008, we made repayments of $13,000 and drew $13,000 on the revolving credit facility. The full amount is due on the maturity date of October 5, 2012. As of January 25, 2008, we have pledged $307,389 of long-term restricted investments in connection with the Secured Credit Agreement.

Interest for the Secured Credit Agreement accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 4.48% at January 25, 2008.

On March 31, 2006, Network Appliance Global LTD. (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with JPMorgan, as administrative agent. The Loan Agreement provides for a term loan available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The proceeds of the term loan have been used to finance a dividend from Global to the Company under the American Jobs Creation Act. The Tranche A term loan, together with accrued and unpaid interest, is due in full on the maturity date of March 31, 2008. During the three- and nine-month periods ended January 25, 2008, we made repayments of $18,980 and $56,320 on the term loan, respectively. As of January 25, 2008, Global has pledged $63,159 of short-term restricted investments for the Tranche A term loan in connection with the Loan Agreement. The Tranche B term loan was fully repaid as of January 26, 2007. The remaining outstanding balance of $28,790 on the Tranche A term loan will be paid in full on the maturity date of March 31, 2008.

Interest for the Tranche A term loan accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 4.98% at January 25, 2008.

As of January 25, 2008, the Company and Global were in compliance with all debt covenants as required by the Unsecured Credit Agreement, Secured Credit Agreement and Loan Agreement, respectively.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-Term Investments

The following is a summary of investments at January 25, 2008:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$462,637	$4,962	$135	$467,464
Auction rate securities	82,996	—	—	82,996
U.S. government agencies	74,538	623	32	75,129
U.S. Treasuries	20,646	177	—	20,823
Municipal bonds	1,572	17	—	1,589
Certificate of deposits	2	—	—	2
Money market funds	73,777	—	—	73,777

Total debt and equity securities	716,168	5,779	167	721,780
Less short-term restricted investments	63,203	—	44	63,159	(1)
Less long-term restricted investments	305,875	1,593	79	307,389	(1)

Short-term investments	$347,090	$4,186	$44	$351,232

The following is a summary of investments at April 27, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$544,334	$398	$1,484	$543,248
Auction rate securities	114,415	—	—	114,415
Corporate securities	113,084	24	7	113,101
U.S. government agencies	218,492	12	753	217,751
U.S. Treasuries	10,097	—	112	9,985
Municipal bonds	3,769	—	11	3,758
Marketable equity securities	4,637	8,276	—	12,913
Money market funds	84,961	—	—	84,961

Total debt and equity securities	1,093,789	8,710	2,367	1,100,132
Less cash equivalents	164,347	23	—	164,370
Less short-term restricted investments	116,950	—	890	116,060	(2)

Short-term investments	$812,492	$8,687	$1,477	$819,702

(1)	As of January 25, 2008, we have pledged $63,159 of short-term restricted investments for the Tranche A term loan as defined in the Loan Agreement, and $307,389 of long-term restricted investments for the revolving credit facility (see Note 5). In addition, we have short-term and long-term restricted cash of $2,597 and $5,228 respectively, relating to our foreign rent, custom, and service performance guarantees. These combined amounts are presented as short-term and long-term restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets as of January 25, 2008.

(2)	As of April 27, 2007, we have pledged $116,060 of short-term restricted investments for the Tranche A term loan as defined in the Loan Agreement (see Note 5). In addition, we have short-term and long-term restricted cash of $2,252 and $3,639, respectively, relating to our foreign rent, custom, and service performance

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income which have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at January 25, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$49,729	$100	$13,286	$35	$63,015	$135
Corporate securities	—	—	—	—	—	—
U.S. government agencies	3,017	32	—	—	3,017	32
U.S.treasury	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—

Total	$52,746	$132	$13,286	$35	$66,032	$167

The unrealized losses on our investments in corporate bonds and U.S. government agencies were caused by interest rate increases. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at January 25, 2008.

Since the third quarter of calendar 2007, the credit markets have been volatile and have experienced a shortage in overall liquidity due to the instability in the sub-prime lending industry. We believe we have sufficient liquidity under cash provided by operations and our financing agreements. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired which could adversely impact our financial results. See further discussion under Item 1A — Risk Factors, “We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.”

Our short term investments of $351,232 include auction rate securities (ARS) in the amount of $82,996. The ARS held by the Company are securities with long term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which historically has provided a liquid market for these securities.

Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. Subsequent to January 25, 2008, we successfully reset and liquidated certain of our ARS investments; however, liquidity issues in the global credit markets resulted in the failure of auctions for certain other ARS investments, with a fair value of $67,800 at January 25, 2008. For each failed auction, the interest rate moves to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms. However, the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, liquidity, classification and valuation of our ARS investments; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. We do not believe that the lack of liquidity relating to our ARS investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	January 25, 2008	April 27, 2007

Purchased components	$7,814	$19,429
Work-in-process	464	5
Finished goods	51,824	35,446

	$60,102	$54,880

8.	Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating units. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of January 25, 2008, and April 27, 2007, respectively, there had been no impairment of goodwill and intangible assets.

Identified intangible assets are summarized as follows:

	Amortization	January 25, 2008			April 27, 2007
	Period		Accumulated	Net		Accumulated	Net
	(Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$10,040	$(8,916)	$1,124	$10,040	$(7,429)	$2,611
Existing technology	4 -5	113,625	(65,712)	47,913	113,625	(49,878)	63,747
Trademarks/tradenames	2 -6	5,280	(2,326)	2,954	5,280	(1,651)	3,629
Customer Contracts/relationships	1.5 -6	17,220	(6,634)	10,586	17,220	(4,398)	12,822
Covenants Not to Compete	1.5 -2	9,510	(9,510)	—	9,510	(9,310)	200

Total Identified Intangible Assets, Net		$155,675	$(93,098)	$62,577	$155,675	$(72,666)	$83,009

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Nine Months Ended
		January 26,	January 25,	January 26,
	January 25, 2008	2007	2008	2007

Patents	$495	$495	$1,486	$1,486
Existing technology	5,278	4,572	15,833	12,303
Other identified intangibles	971	1,026	3,113	2,668

	$6,744	$6,093	$20,432	$16,457

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at January 25, 2008, the future amortization expense of identified intangibles for the remainder of fiscal 2008 and the next four fiscal years and thereafter is as follows:

Year Ending April,	Amount
(In thousands)

2008	$6,744
2009	24,665
2010	19,694
2011	8,987
2012	1,633
Thereafter	854

Total	$62,577

9.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents and restricted cash and investments reported in the Condensed Consolidated Balance Sheets approximate their fair value. Our short-term investments and foreign exchange contracts are carried at fair value based on quoted market prices. Other investments in nonmarketable securities are included in other assets at January 25, 2008, and April 27, 2007, with total carrying value of $11,185 and $8,932, which approximate their fair values. The fair value of our debt also approximates its carrying value as of January 25, 2008, and April 27, 2007.

We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange and currency option contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.

Foreign currency forward contracts obligate us to buy or sell foreign currencies at a specified future date. Option contracts give us the right to buy or sell foreign currencies and are exercised only when economically beneficial. As of January 25, 2008, we had $448,954 of outstanding foreign exchange contracts (including $18,617 of option contracts) that all had remaining maturities of five months or less. As of April 27, 2007, we had $367,479 of outstanding foreign exchange contracts (including $21,703 of option contracts). For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in earnings. The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. For cash flow hedges, the related unrealized gains or losses are included in other comprehensive income. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At January 25, 2008, and April 27, 2007 the estimated notional fair values of forward foreign exchange contracts were $449,381 and $368,807, respectively. The fair value of foreign exchange contracts is based on prevailing financial market information.

For the three-month period ended January 25, 2008, net gains generated by hedged assets and liabilities totaled $1,529 and were offset by losses on the related derivative instruments of $2,075. For the nine-month period ended January 25, 2008, net gains generated by hedged assets and liabilities totaled $6,789 and were offset by losses on the related derivative instruments of $6,588. For the three-month period ended January 26, 2007, net losses generated by hedged assets and liabilities totaled $22 and were offset by gains on the related derivative instruments of $495. For the nine-month period ended January 26, 2007, net gains generated by hedged assets and liabilities and related derivative instruments totaled $522 and $770, respectively.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Net Income per Share

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive. These certain options were antidilutive in the three- and nine-month periods ended January 25, 2008, and January 26, 2007, as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended January 25, 2008, and January 26, 2007, 40,085 and 18,571 shares of common stock options with a weighted average exercise price of $38.58 and $47.89, respectively, were excluded from the diluted net income per share computation. For the nine-month periods ended January 25, 2008, and January 26, 2007, 37,552 and 22,271 shares of common stock options with a weighted average exercise price of $39.81 and $44.75, respectively, were excluded from the diluted net income per share computation.

As of January 25, 2008, our Board of Directors had authorized the repurchase of up to $3,023,639 of common stock under the stock repurchase program. The repurchased shares were held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007

Net Income (Numerator):
Net income, basic and diluted	$101,823	$66,514	$219,918	$208,114

Shares (Denominator):
Weighted average common shares outstanding	344,455	371,735	355,015	372,372
Weighted average common shares outstanding subject to repurchase	(180)	(448)	(216)	(434)

Shares used in basic computation	344,275	371,287	354,799	371,938
Weighted average common shares outstanding subject to repurchase	180	448	216	434
Common shares issuable upon exercise of stock options	8,325	17,385	10,275	17,183

Shares used in diluted computation	352,780	389,120	365,290	389,555

Net Income per Share:

Basic	0.30	$0.18	$0.62	$0.56

Diluted	0.29	$0.17	$0.60	$0.53

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007

Net income	$101,823	$66,514	$219,918	$208,114
Change in currency translation adjustment	(284)	437	915	1,323
Change in unrealized gain (loss) on available-for-sale investments, net of related tax effect	3,740	1,990	(920)	8,566
Change in unrealized gain (loss) on derivatives	1,283	(458)	3,043	377

Comprehensive income	$106,562	$68,483	$222,956	$218,380

The components of accumulated other comprehensive income were as follows:

	January 25, 2008	April 27, 2007

Accumulated translation adjustments	$4,236	$3,321
Accumulated unrealized gain (loss) on available-for-sale investments	4,549	5,469
Accumulated unrealized gain (loss) on derivatives	(245)	(3,288)

Total accumulated other comprehensive loss	$8,540	$5,502

12.	Restructuring Charges

In fiscal 2002, as a result of unfavorable economic conditions and a reduction in information technology (“IT”) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of January 25, 2008, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina. Of the reserve balance at January 25, 2008, $549 was included in other accrued liabilities, and the remaining $1,077 was classified as long-term obligations.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During the three and nine-month periods ended January 25, 2008, we did not record any substantial charge or reduction to the restructuring reserve.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total

Reserve balance at April 27, 2007	$2,084
Cash payments	(153)

Reserve balance at July 27, 2007	$1,931
Cash payments	(153)

Reserve balance at October 26, 2007	$1,778
Cash payments	(152)

Reserve balance at January 25, 2008	$1,626

13.	Commitments and Contingencies

The following summarizes our commitments and contingencies at January 25, 2008, and the effect such obligations may have on our future periods:

	2008	2009	2010	2011	2012	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$6,463	$25,594	$22,064	$18,196	$12,972	$34,139	$119,428
Real estate lease payments(2)	1,862	9,542	13,726	13,726	13,726	250,653	303,235
Equipment operating lease payments(3)	3,956	14,574	9,912	3,625	1,489	1,240	34,796
Venture capital funding commitments(4)	62	235	223	210	17	—	747
Capital expenditures(5)	16,425	23,927	—	—	—	—	40,352
Communications and maintenance(6)	5,997	18,371	9,875	2,675	248	—	37,166

Total Contractual Cash Obligations	$34,765	$92,243	$55,800	$38,432	$28,452	$286,032	$535,724

For purposes of the above table, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable, are legally binding on us, and subject us to penalties if we cancel the agreement. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal or termination, anticipated actions by management and third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual future obligations may vary from those reflected in the table.

	2008	2009	2010	2011	2012	Thereafter	Total

Other Commercial Commitments:
Letters of credit(7)	$1,636	$516	$116	$—	$356	$433	$3,057

(1)	We lease sales offices and research and development facilities throughout the United States and internationally. These sales offices are leased under operating leases that expire on various dates through fiscal 2018. We are responsible for certain maintenance costs, taxes, and insurance under these leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Rent operating lease payments in the table exclude lease payments that were accrued as part of our fiscal 2002 restructurings and include only rent lease commitments that are over one year.

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Included in the above contractual cash obligations pursuant to six financing arrangements with BNP are (a) lease commitments of $1,862 in the remainder of fiscal 2008; $9,542 in fiscal 2009; $13,726 in each of the fiscal years 2010, 2011, and 2012; and $250,653 thereafter, which are based on the LIBOR rate at January 25, 2008 plus a spread, for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $234,218 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct buildings and leasehold improvements, which will be recorded as property and equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations will expire in November 2011.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees.

As of January 25, 2008, we have commitments relating to two financing, construction, and leasing arrangements with BNP for office space to be located on land in Sunnyvale, California that we currently own. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 380,000 square feet of office space costing up to $113,500. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread (4.98% at January 25, 2008) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in January 2008 and January 2009, respectively, for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $48,500 and $65,000, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41,225 and $55,250, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41,225 and $55,250, respectively, in which event we may recoup some or all of such payments by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

As of January 25, 2008, we have a commitment relating to a third financing, construction, and leasing arrangement with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. This arrangement requires us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61,000. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (4.98% at January 25, 2008) on the cost of the facility. We expect to begin making lease payments on the completed building in January 2009 for a term of five and half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNP for $61,000; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51,850, and be liable for any deficiency between the net proceeds received from the third party and $51,850; or (iii) pay BNP a supplemental payment of $51,850, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

During the third quarter of fiscal 2008, we entered into three additional financing and operating leasing arrangements with BNP for approximately 374,274 square feet of buildings located in Sunnyvale, California costing up to $101,050. These lease arrangements require us to pay minimum lease payments, which may vary

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the LIBOR plus a spread (4.98% at January 25, 2008). We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $101,050; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $85,893, and be liable for any deficiency between the net proceeds received from the third party and $85,893; or (iii) pay BNP a supplemental payment of $85,893, in which event we may recoup some or all of such payment by arranging for the sale of the buildings by BNP during the ensuing two-year period.

All leases require us to maintain specified financial covenants with which we were in compliance as of January 25, 2008. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Minimum Unencumbered Cash and Short Term Investments.

As of January 25, 2008, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $449,381. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options.

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company come due. As of January 25, 2008, and April 27, 2007, the maximum recourse exposure under such leases totaled approximately $18,579 and $10,262, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced material losses under this lease financing program.

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

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation. Effective September 27, 2007, the Internal Revenue Service’s Large and Mid-Sized Business Division (“LMSB”) released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge (buy-in payment) for internally developed (pre-existing) as well as acquisition-related intangible property that is made available to a qualified CSA. We have evaluated the IRS’s positions in this CIP and have concluded that

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it will not have a material adverse impact upon our consolidated financial position and the results of operations and cash flows. Furthermore, our management does not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

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

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of January 25, 2008.

14.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Tax Years Subject to Examination for Major Tax Jurisdictions at January 25, 2008

2003 — 2007	United States — federal income tax
2002 — 2007	United States — state and local income tax
2003 — 2007	Australia
2004 — 2007	Germany
2005 — 2007	India
2006 — 2007	Japan
2000 — 2007	The Netherlands
2004 — 2007	United Kingdom

The above table excludes the net operating loss carryover risk identified above with respect to federal and state tax returns.

15.	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are required to adopt SFAS No. 141(R) at the beginning of the first quarter of fiscal 2010, which begins on April 25, 2009. We are currently evaluating the effect that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. We are required to adopt SFAS No. 160 at the beginning of the first quarter of fiscal 2010, which begins on April 25, 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 160 will have on our consolidated financial statements.

Effective April 28, 2007, we adopted FIN No. 48. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under SFAS No. 109, “Accounting for Income Taxes,” and substantially changes the applicable accounting model. There was no cumulative effect from the adoption of FIN No. 48. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed

NETWORK APPLIANCE, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. See “Note 14, Income Taxes,” for further discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. We are required to adopt SFAS No. 159 at the beginning of the first quarter of fiscal 2009, which begins on April 26, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 at the beginning of the first quarter of fiscal 2009, which begins on April 26, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

16.	Subsequent Events

On February 1, 2008, we entered into a $48,950 financing and operating leasing arrangement with BNP for approximately 189,697 square feet of buildings located in Sunnyvale, California. The lease can be renewed for up to two consecutive periods of 5 years each upon approval by BNP. We expect to complete construction of the office building by approximately January 2010 and to lease the completed building from BNP for a term expiring in February 2015. After completion of construction, we will pay minimum lease payments which vary based on a floating effective rate.

On January 29, 2008, we acquired Onaro, Inc. (“Onaro”), a privately held company based in Boston, Massachusetts, that develops and sells storage service management software that makes data center consolidation and migration projects easier to plan and manage, at a fraction of normal operational costs. The acquisition will continue to expand our heterogeneous storage infrastructure and strengthen our storage and data management software portfolio across multiple vendor storage environments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding (1) our plan to continue strengthening our strategic partnerships with server virtualization partners and leveraging our Storage Grid architecture to enable customers to scale their server and storage infrastructure, reduce costs, maximize asset utilization and keep data highly available; (2) our belief that the Onaro acquisition will expand our heterogeneous storage infrastructure and strengthen our storage and data management software portfolio; (3) our belief that we will be able to continue to gain market share in a more constrained spending environment; (4) our belief that we are well positioned in the fastest growth segments of the storage market to capitalize on an IT spending recovery; (5) our plan to continue managing our discretionary expenses and the rate of hiring to support our targeted business model; (6) our intention to continue investing in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability; (7) our belief that the IRS federal tax audits we are currently undergoing will not have a material adverse effect upon our consolidated financial position and the results of operations and cash flows; (8) our plan to closely monitor our ARS investments and take appropriate action, as necessary, to ensure that our ARS investments do not negatively affect our financial condition; (9) our belief that any lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our operations; (10) our expectation that service margins will vary over time as we continue to build out our service capability and capacity to support our growing customer base and new products; (11) our intention to continue selectively adding sales capacity in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels; (12) our estimates regarding future capitalized patent amortization expenses for the remainder of fiscal 2008 and beyond; (13) our belief that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements; (14) our expectation that we will continuously support current and future product development and enhancement efforts and incur corresponding charges; (15) our intention to continuously broaden our existing product offerings and introduce new products that expand our solutions portfolio; (16) our belief that our review of restructuring estimates may result in a substantial charge or reduction to restructuring expense if different conditions prevail than were anticipated in previous management estimates; (17) our expectation that the balance of the restructuring reserve relating to closure of facilities and consolidation of resources will be paid by fiscal 2011; (18) our expectation that interest expense will be subject to market interest volatility; (19) our intentions with respect to certain properties located in Sunnyvale, California and Research Triangle Park, North Carolina; (20) our belief that no current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition; (21) our expectation that capital expenditures will increase in the future to support the growth of our business; (22) our intention to continue investing in people, land, buildings, capital equipment, and enhancements to our worldwide infrastructure; (23) our belief that our existing facilities and those being developed in Sunnyvale, California, Research Triangle Park, North Carolina and worldwide will be adequate for our requirements over at least the next two years and that additional space will be available as needed; (24) our intention to finance construction projects, including commitments under facilities and equipment operating leases and any required capital expenditures over the next few years, through cash from operations and existing cash, cash equivalents, and investments; (25) our belief that we have sufficient liquidity through cash provided by operations and our financing agreements; (26) our belief that our diversified customer base should mitigate our exposure to a particular end market and therefore the variability of our financial performance; (27) our expectation that we will incur higher capital expenditures in the near future to expand our operations; (28) our intention to acquire products and businesses that are complementary to our business; (29) the possibility that we will continue to repurchase our common stock, thereby reducing cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements; (30) our belief that our cash and cash equivalents, short-term investments, cash generated from operations, and credit facilities will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months; (31) our expectations regarding interest payments on our outstanding term loan and the revolving secured credit facility; (32) our belief that the investment, at current market rates, of additional cash flow generated from operations will offer a natural hedge against interest rate risk from our debt in the event of a significant change in market interest rates; (33) our belief that our expected revenue growth could be materially affected if any storage market trends and emerging standards on which we are basing our assumptions do not materialize and/or if there is reduced or no demand for our products; (34) our belief that a decrease in the percentage of our total earnings from our international business or a change in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate; (35) our expectation that product gross margin will continue to be impacted by selective price reductions and discounts, increased indirect channel sales, increases in software revenue and new higher margin products; (36) our expectation that our sales and marketing expenses will increase to support future revenue growth; (37) our belief that our sales and marketing expenses will increase in absolute dollars for the remainder of fiscal 2008 due to increased headcount, sales- and marketing-related programs to support future revenue growth, and real estate lease payments; (38) our belief that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2008; (39) our expectation that period-to-period changes in interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, timing of stock repurchases, capital expenditures and payments of our future contractual obligations; (40) our estimated future amortization of existing technology to cost of product revenues; (41) our estimated future amortization, such as trademarks and customer relationships, included in sales and marketing expenses; (42) our intention to continuously broaden our existing product offerings and to introduce new products that expand our solutions portfolio; (43) our belief that there will be no future amortization of covenants not to compete relating to our acquisitions; (44) our belief that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance; (45) our belief that we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future if stock option exercise patterns change; (46) our belief that foreign exchange forward an foreign currency option contracts do not present significant credit risks; (47) our belief that, other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to premiums paid, are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Third Quarter Fiscal 2008 Overview

Revenues for the third quarter of fiscal 2008 were $884.0 million, reflecting an increase of 21.2% year over year and an increase of 11.6% sequentially over the previous quarter. Revenues for the first nine months of fiscal 2008 totaled $2,365.4 million compared to revenues of $2,003.1 million for the same period a year ago, an increase of 18.1% year over year. Revenue growth was driven by strength in international sales and U.S. channel demand, and increased revenue from our U.S. commercial enterprise business partially offset by continued softness in our top enterprise accounts. Revenue growth was attributable to increased software entitlements and maintenance, increased service revenue, and increased product revenue with an expanded portfolio of new products and solutions for enterprise customers, and was partially offset by lower-cost-per-megabyte disks and lower average selling prices of our older generation products. Despite unfavorable macroeconomic conditions in certain markets, we achieved our revenue growth this quarter through our continuous efforts to increase field coverage, expand our product portfolio and diversify our revenue streams. We continued to accelerate our revenue growth by investing in go-to-market partnerships, specifically through our channel programs and initiatives. Our indirect channel grew 13.2% sequentially quarter over quarter to 63.3% of total revenue.

We continued to make progress in penetrating and expanding our business in enterprise data centers with mission-critical partners. We will continue to strengthen our strategic partnerships with server virtualization partners and leverage our storage grid architecture to enable customers to scale their server and storage infrastructures, reduce costs, maximize asset utilization and keep data highly available. The Onaro acquisition, completed on January 29, 2008, will expand our heterogeneous storage infrastructure and strengthen our storage and data management software portfolio by enabling customers with new storage service management and change management capabilities.

While we reported solid results for the third quarter and first nine months of fiscal 2008, we were not immune to macroeconomic conditions. We believe that our storage solutions provide customers with value propositions that will enable us to continue to gain market share in a more constrained spending environment. We also believe that we are well positioned in the fastest growth segments of the storage market to capitalize on an IT spending recovery. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, and if there is reduced or no demand for our products, our expected rate of revenue growth could be materially impacted. We will continue to manage our discretionary expenses and the rate of hiring to support our targeted business model. However, continued revenue growth depends on the introduction and market acceptance of new products and solutions and continued market demand for our products. We will continue to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

Our revenues for the three-month period ended January 25, 2008 were $884.0 million, a 21.2% increase over the same period a year ago. Our revenues for the nine-month period ended January 25, 2008, were $2,365.4 million, an 18.1% increase over the same period a year ago. Our year-over-year revenue growth was driven by increases in service, software entitlements and maintenance, and product.

Our overall gross margin increased to 61.0% in the three-month period ended January 25, 2008, from 60.9% in the same period a year ago, and increased to 60.9% in the nine-month period ended January 25, 2008 from 60.8% in the same period a year ago. The moderate increase in overall gross margin was primarily due to increased revenue from higher margin software entitlements and maintenance and add-on software as well as improved service margins, partially offset by higher channel sales.

In the first nine months of fiscal 2008, we generated $715.6 million of cash from operating activities as compared to $653.7 million in the first nine months of fiscal 2007. As of January 25, 2008, our cash, cash equivalents, and short-term investments decreased to $1,127.6 million, compared to $1,308.8 million as of April 27, 2007. Our deferred revenue increased by 21.6% to $1,341.5 million as of January 25, 2008, from $1,103.0 million reported as of April 27, 2007, reflecting higher software entitlements and maintenance revenue and service maintenance contracts. Capital purchases of plant, property, and equipment for the first nine months of fiscal 2008 and 2007 were $124.8 million and $112.4 million, respectively, reflecting continued worldwide capital investment to meet our business growth.

Critical Accounting Estimates and Policies

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

With the exception of the changes required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”) on Accounting for Income Taxes, there have been no significant changes during the three-and nine-month periods ended January 25, 2008, to the items we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended April 27, 2007.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates due to the complexity of the tax law that we are subject to in several tax jurisdictions. Earnings derived from our international business are generally taxed at rates that are lower than U.S. rates, resulting in a lower effective tax rate than the U.S. statutory tax rate of 35.0%. The ability to maintain our current effective tax rate is contingent on existing tax laws in both the United States and the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving. In addition, a decrease in the percentage of our total earnings from international business or a change in the mix of international business among particular tax jurisdictions could increase our overall effective tax rate.

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $21.0 million as of January 25, 2008 and April 27, 2007 on certain of our deferred tax assets.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation. Effective September 27, 2007, the IRS’s Large and Mid-Sized Business Division (“LMSB”) released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge (buy-in payment) for internally developed (pre-existing) as well as acquisition-related intangible property that is made available to a qualified CSA. We have evaluated the IRS’s positions in this CIP and have concluded that it will not have a material adverse impact upon our consolidated financial position and the results of operations and cash flows. Furthermore, our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

On April 28, 2007, we adopted FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

Impairment Losses on Investments

All of our available-for-sale investments and nonmarketable securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.

This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices, liquidation values or other metrics. For investments in publicly held companies, we recognize an impairment charge when the declines in the fair values of our investments in these companies are below their cost basis and are judged to be other-than-temporary. The ultimate value realized on these investments in publicly held companies is subject to market price volatility until they are sold.

We actively review, along with our investment advisors, current investment ratings, company specific events, and general economic conditions in managing our investments and determining whether there is a significant decline in fair value that is other-than-temporary. We have not experienced any material losses on our available-for-sale investments. To the extent we determine that a decline in fair value is other-than-temporary, the associated investment is valued at current fair value and an impairment charge is reflected in earnings.

As of January 25, 2008 and April 27, 2007, our short-term investments have been classified as “available for sale” and are carried at fair value. Our short term investments include approximately $83.0 million of investments in certain auction rate securities (ARS). The ARS held by the Company are securities with long term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. Subsequent to January 25, 2008, we successfully reset and liquidated certain of our ARS investments; however liquidity issues in the global credit markets resulted in the failure of auctions for certain other ARS investments, with a fair value of $67.8 million at January 25, 2008. For each failed auction, the interest rate moves to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms. However, the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

We believe that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, classification and valuation of our ARS investments; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. We do not believe that the lack of liquidity relating to our ARS investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements.

For nonmarketable securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities, and general market conditions in the investees’ industries. Our investments in privately-held companies were $11.2 million and $8.9 million as of January 25, 2008 and April 27, 2007, respectively. During the third quarter and first nine months of fiscal 2008, we recorded an impairment of $1.6 million for investments in privately-held companies.

New Accounting Standards

See Note 15 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2008	2007	2008	2007

Revenues:
Product	68.8%	75.5%	68.2%	74.8%
Software entitlements and maintenance	14.2	11.7	14.8	12.1
Service	17.0	12.8	17.0	13.1

	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of product	28.3	28.9	27.7	29.2
Cost of software entitlements and maintenance	0.3	0.4	0.3	0.4
Cost of service	10.4	9.8	11.1	9.6

Gross Profit	61.0	60.9	60.9	60.8

Operating Expenses:
Sales and marketing	31.6	32.4	32.9	31.7
Research and development	12.6	13.4	13.8	13.8
General and administrative	4.8	5.2	5.2	5.3
Restructuring recoveries	—	—	—	—
Gain on sale of assets	—	—	—	(1.3)

Total Operating Expenses	49.0	51.0	51.9	49.5

Income from Operations	12.0	9.9	9.0	11.3
Other Income (Expenses), Net:
Interest income	1.9	2.3	2.1	2.6
Interest expense	(0.4)	(0.3)	(0.3)	(0.6)
Net gain (loss) on investments	(0.1)	0.1	0.5	(0.1)
Other income (expenses), net	(0.1)	0.1	—	0.2

Total Other Income, Net	1.3	2.2	2.3	2.1

Income Before Income Taxes	13.3	12.1	11.3	13.4
Provision for Income Taxes	1.8	3.0	2.0	3.0

Net Income	11.5%	9.1%	9.3%	10.4%

Discussion and Analysis of Results of Operations

Total Revenues — Total revenues increased by 21.2% to $884.0 million for the three-month period ended January 25, 2008, from $729.3 million for the three-month period ended January 26, 2007. Total revenues increased by 18.1% to $2,365.4 million for the nine-month period ended January 25, 2008, from $2,003.1 million for the nine-month period ended January 26, 2007.

Product Revenues — Product revenues increased by 10.4% to $608.1 million for the three-month period ended January 25, 2008, from $550.9 million for the three-month period ended January 26, 2007. Product revenues increased by 7.7% to $1,612.9 million for the nine-month period ended January 25, 2008, from $1,497.8 million for the nine-month period ended January 26, 2007.

Product revenues were favorably impacted by the following factors:

•	Increased revenues from our product portfolio. Product revenue increased $57.3 million in the three-month period ended January 25, 2008, as compared to the same period a year ago, due to a $54.0 million increase in unit volume and $3.3 million related to increased price and configuration of our products. The $54.0 million volume increase reflected $154.4 million in revenues generated from products we began shipping in the last twelve months. New product revenues were partially offset by $100.4 million associated with lower net shipment volumes on existing products. Product revenue grew $115.1 million for the nine-month period ended January 25, 2008, as compared to the same period in the prior year, due to $94.6 million of increased unit volume and a $20.5 million increased price and configuration of our products. The $94.6 million volume increase reflected $295.5 million new product revenue, which was partially offset by $200.9 million associated with lower net shipment volumes on existing products.

•	Increased revenues from our Fabric-Attached Storage (“FAS”) products including our new FAS 2000 entry-level systems. Revenues of the FAS 3000 and FAS 6000 enterprise storage systems increased 8.6% and 40.5%, respectively, for the three-month period ended January 25, 2008, compared to the same period in the prior year, and increased 17.2% and 76.0%, respectively, for the nine-month period ended January 25, 2008, compared to the same period in the prior year.

•	Increased petabytes shipped year over year. Our petabytes shipped increased 66.7% and 68.2% year over year for the three- and nine-month periods ended January 25, 2008, respectively, to 173.5 and 422.1 petabytes, respectively, due to increased penetration in primary and secondary storage, i.e., enterprise data centers, data protection, disaster recovery, archival, and compliance requirements. Advanced Technology Attachment (“ATA”) drives accounted for 61.9% and 59.9% of our total petabytes shipped in the three- and nine-month periods ended January 25, 2008, respectively, compared to 55.2% and 54.0% in the three- and nine-month periods ended January 26, 2007, respectively. Fibre Channel petabyte shipments increased 30.6% and 39.4% for the three- and nine-month periods ended January 25, 2008, respectively, to 35.1% and 38.1% of our total shipped, respectively. Serial Attached SCSI (“SAS”) petabytes accounted for 3.0% and 2.0% of our total petabytes shipped in the three-and nine-month periods ended January 25, 2008, respectively.

•	Increased sales through indirect channels. Sales through our indirect channels including, resellers, distributors, and OEM partners, represented 63.3% and 62.5% of total revenues for the three- and nine-month periods ended January 25, 2008, respectively, and 59.6% and 58.2% of total revenues for the three- and nine-month periods ended January 26, 2007, respectively.

Product revenues were negatively impacted by the following factors:

•	Decreased revenues from older generation products (i.e. older or end-of-life products with a decreased unit volume year over year as well as products we not longer ship.) Revenues from our older generation products declined by $224.0 million and $578.4 million in the three- and nine-month periods ended January 25, 2008, respectively, compared to same periods a year ago. Revenue generated by FAS 900 series systems and NearStore® R200 systems decreased by 99.4% and 100.0%, respectively, for the three-month period ended January 25, 2008, compared to the same period a year ago. Revenue generated by FAS 900 and R200 series systems decreased by 96.8% and 99.5%, respectively, for the nine-month period ended January 25, 2008, compared to the same period a year ago. In addition, revenue also declined by $16.3 million and $16.8 million in the three- and nine-month periods ended January 25, 2008, respectively, compared to the same periods in the prior year due to products that we no longer ship, including our NetCache Products.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve, and this wide variation in customized configuration can significantly impact revenue, cost of revenue, and gross margin performance. Price changes, volumes, configuration and product model mix also impact revenue, cost of revenue and gross margin performance. In addition, we continue to experience price declines per petabyte for our hardware products as disks are a significant component of our storage systems. As performance has improved on our devices, the related price we can charge per petabyte of storage has decreased.

Software Entitlements and Maintenance Revenues — Software entitlements and maintenance revenues increased by 47.8% to $125.6 million for the three-month period ended January 25, 2008, from $85.0 million for the three-month period ended January 26, 2007. Software entitlements and maintenance revenues increased by 44.9% to $350.6 million for the nine-month period ended January 25, 2008, from $242.1 million for the nine-month period ended January 26, 2007. The year over year increases were due to a larger installed base of customers who have purchased or renewed software entitlements and maintenance. Software entitlements and maintenance revenues represented 14.2% and 14.8% of total revenues for the three- and nine-month periods ended January 25, 2008, respectively, and 11.7% and 12.1% of total revenues for the three- and nine-month periods ended January 26, 2007, respectively.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 60.9% to $150.3 million for the three-month period ended January 25, 2008, from $93.4 million in the three-month period ended January 26, 2007. Service revenues increased by 52.7% to $401.9 million in the nine-month period ended January 25, 2008, compared to $263.3 million in the same period a year ago.

Professional service revenue increased by 56.5% in the three-month period ended January 25, 2008, compared to the same period a year ago, and increased by 50.9% in the nine-month period ended January 25, 2008, compared to the same period a year ago. The increase was due to higher customers’ demand for our professional services in connection with the integration of our solutions into their IT environment.

Service maintenance revenue increased by 72.3% and 60.6% in the three- and nine-month periods ended January 25, 2008, respectively, compared to the same periods a year ago due to a growing installed base which resulted in new customer support contracts and renewals in addition to increased service contracts.

While it is an element of our strategy to expand and offer more comprehensive global enterprise support and service solutions, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2008 or beyond.

A large portion of our service revenues is deferred and, in most cases, recognized ratably over the service obligation period, which is typically one to three years. Service revenues represented 17.0% of total revenues for both the three-and nine-month periods ended January 25, 2008, respectively, and 12.8% and 13.1% of total revenues for the three- and nine-month periods ended January 26, 2007, respectively.

International Total Revenues — International total revenues (including U.S. exports) increased by 24.3% and 21.6% for the three- and nine-month periods ended January 25, 2008, respectively, as compared to the same periods in fiscal 2007. Total revenues from Europe, Middle East and Africa were $307.6 million and $763.8 million, or 34.8% and 32.3% of total revenues, respectively, for the three- and nine-month periods ended January 25, 2008, compared to $256.1 million and $642.4, or 35.1% and 32.1% of total revenues, for the three- and nine-month periods ended January 26, 2007, respectively. Total revenues from Asia Pacific, Australia were $114.9 million and $296.7 million, or 13.0% and 12.5% of total revenues, respectively, for the three- and nine-month periods ended January 25, 2008, compared to $83.9 million and $230.0 million, or 11.5% and 11.5% of total revenues, respectively, for the three- and nine-month periods ended January 26, 2007. The increase in international sales was primarily driven by the same factors outlined under the Total Revenues discussion, as compared to the same periods in the prior fiscal year. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2008 or beyond.

Product Gross Margin — Product gross margin decreased to 58.8% for the three-month period ended January 25, 2008, from 61.7% for the same period a year ago. Product gross margin decreased to 59.4% for the nine-month period ended January 25, 2008, from 60.9% for the same period a year ago.

Product gross margin was negatively impacted by selective pricing actions, rebates and initiatives taken throughout the year, most notably in third quarter of fiscal 2008 and directed primarily to various indirect channels. We expect future product gross margin may continue to be impacted by a variety of factors including selective price reductions and discounts, increased indirect channel sales, increases in software revenue and new higher margin products.

Stock-based compensation expense included in cost of product revenues was $0.8 million and $2.5 million for the three- and nine-month periods ended January 25, 2008, respectively, compared to $0.9 million and $2.7 million for the three- and nine-month periods ended January 26, 2007, respectively. Amortization of existing technology included in cost of product revenues was $5.3 million and $15.8 million for the three- and nine-month periods ended January 25, 2008, respectively, and $4.6 million and $12.3 million for the three- and nine-month periods ended January 26, 2007, respectively. Estimated future amortization of existing technology to cost of product revenues will be $5.3 million for the remainder of fiscal 2008, $20.4 million for fiscal year 2009, $15.9 million for fiscal year 2010, $6.3 million for fiscal year 2011, and none thereafter.

Software Entitlements and Maintenance Gross Margin — Software entitlements and maintenance gross margins increased to 98.0% for the three-month period ended January 25, 2008, from 96.8% for the same period a year ago. Software entitlements and maintenance gross margins increased to 98.1% for the nine-month period ended January 25, 2008, from 96.9% for the same period a year ago. The improved software entitlements and maintenance gross margins year over year were due to increased software entitlements and maintenance revenue, larger installed base renewals and upgrades.

Service Gross Margin — Service gross margin increased to 39.0% for the three-month period ended January 25, 2008, as compared to 23.7% for the same period a year ago. Service gross margin increased to 34.4% for the nine-month period ended January 25, 2008, as compared to 27.2% in the same period in fiscal 2007. Cost of service revenue increased by 28.7% to $91.7 million for the three-month period ended January 25, 2008, from $71.2 million for the same period a year ago. Cost of service revenue increased by 37.6% to $263.8 million for the nine-month period ended January 25, 2008, from $191.7 million for the same period a year ago. Stock-based compensation expense of $2.5 million and $7.8 million was included in the cost of service revenue for the three- and nine-month periods ended January 25, 2008, respectively, and $2.5 million and $7.7 million was included in the cost of service revenue for the three- and nine-month periods ended January 26, 2007, respectively.

The improvement in service gross margins year over year was primarily due to an increase in services revenues and improved productivity, partially offset by increased service infrastructure spending to support our customers. This spending included additional professional support engineers, increased support center activities and global service partnership programs. Service gross margins will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. For the remainder of fiscal 2008, we expect service margins to experience some variability over time as we continue to build out our service capability and capacity to support our growing customer base and new products.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expenses increased 18.1% to $279.1 million for the three-month period ended January 25, 2008, from $236.4 million for the same period a year ago. These expenses as a percentage of revenue decreased to 31.6% for the three-month period ended January 25, 2008, from 32.4% for the same period a year ago. Sales and marketing expenses increased 22.5% to $779.1 million for the nine-month period ended January 25, 2008, from $636.2 million for the same period a year ago. These expenses were 32.9% and 31.7% of total revenues for the nine-month periods ended January 25, 2008 and January 26, 2007, respectively. The increase in sales and marketing expenses was due to increased commission expenses resulting from higher revenues, higher headcount, higher partner program expenses, and the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions.

Stock compensation expense included in sales and marketing expenses for the three- and nine-month periods ended January 25, 2008 was $14.8 million and $49.4 million, respectively, compared to stock compensation expense of $17.3 million and $54.7 million for the three- and nine-month periods ended January 26, 2007, respectively. Amortization of trademarks/trade names and customer contracts/relationships included in sales and marketing expenses was $1.0 million and $0.8 million for the three-month periods ended January 25, 2008 and January 26, 2007, respectively and was $2.9 million and $2.0 million for the nine-month periods ended January 25, 2008 and January 26, 2007, respectively. Based on identified intangibles related to our acquisitions recorded at January 25, 2008, estimated future amortization such as trademarks and customer relationships included in sales and marketing expenses will be $1.0 million for the remainder of fiscal 2008, $3.8 million for fiscal 2009, $3.6 million for fiscal 2010, $2.7 million for fiscal 2011, $1.6 million for fiscal 2012 and $0.9 million thereafter.

We expect to continue to selectively add sales capacity in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels. We expect to increase our sales and marketing expenses to support our future revenue growth. We believe that our sales and marketing expenses will increase in absolute dollars for the remainder of fiscal 2008 due to increased headcount, sales- and marketing-related programs to support future revenue growth, and real estate lease payments, partially offset by reduced discretionary spending.

Research and Development — Research and development expenses consist primarily of salaries and benefits, stock-based compensation, prototype expenses, engineering charges, consulting fees, and amortization of capitalized patents.

Research and development expenses increased 14.6% to $111.7 million for the three-month periods ended January 25, 2008, from $97.5 million for the same period a year ago. These expenses as a percentage of revenue were 12.6% and 13.4% for the three-month periods ended January 25, 2008, and January 26, 2007, respectively. Research and development expenses increased 18.3% to $327.2 million for the nine-month period ended January 25, 2008, from $276.6 million for the same period a year ago. These expenses represented 13.8% of total revenues for both the first nine months of fiscal 2008 and 2007, respectively. The increase in research and development expenses was primarily a result of increased headcount-related salaries and incentive compensation, future product development and enhancement efforts. For the third quarter and the first nine-months of fiscal 2008 and 2007, no software development costs were capitalized.

Stock compensation expense included in research and development expenses for the three- and nine-month periods ended January 25, 2008, was $10.8 million and $36.3 million, respectively, compared to stock compensation expense of $12.3 million and $39.2 million, respectively, for the three- and nine-month periods ended January 26, 2007. Included in research and development expenses is capitalized patents amortization of $0.5 million and $1.5 million for the three- and nine-month periods ended January 25, 2008 and January 26, 2007. Based on capitalized patents recorded at January 25, 2008, estimated future capitalized patent amortization expenses for the remainder of fiscal 2008 will be $0.5 million, $0.5 million for fiscal year 2009, $0.2 million in fiscal 2010, and none thereafter.

We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We expect to continuously support current and future product development and enhancement efforts, broaden our existing product offerings and introduce new products that expand our solutions portfolio.

We believe that our research and development expenses will increase in absolute dollars for the remainder of fiscal 2008, primarily due to costs associated with the development of new products and technologies, headcount growth, real estate lease payments and the operating impact from the Onaro acquisition.

General and Administrative — General and administrative expenses increased 13.4% to $42.8 million for the three-month period ended January 25, 2008, from $37.7 million for the same period a year ago. These expenses as a percentage of revenue decreased to 4.8% for the third quarter of fiscal 2008 from 5.2% for the same period in the prior year. General and administrative expenses increased 17.5% to $123.7 million for the nine-month period ended January 25, 2008, from $105.3 million for the same period a year ago. These expenses represented 5.2% and 5.3% of total revenues for the nine-month periods ended January 25, 2008 and January 26, 2007, respectively. The increase in absolute dollars was primarily due to increased headcount and associated payroll expenses, higher expenses related to prior acquisition, and increased professional and legal fees for general corporate matters.

We believe that our general and administrative expenses will increase in absolute dollars for the remainder of fiscal 2008 due to spending required to support and enhance our existing infrastructure as well as real estate lease payments, partially offset by reduced discretionary spending. Stock compensation expense included in general and administrative expenses for the three- and nine-month periods ended January 25, 2008, was $5.4 million and

$17.0 million, respectively, compared to stock compensation expense of $6.2 million and $20.5 million, respectively, for the three- and nine-month periods ended January 26, 2007, respectively.

Restructuring Charges — In fiscal 2002, as a result of unfavorable economic conditions and a reduction in information technology (“IT”) spending rates, we implemented two restructuring plans, which included reductions in our workforce and consolidations of our facilities. As of January 25, 2008, we have no outstanding balance in our restructuring liability for the first restructuring. The second restructuring related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a third restructuring plan related to the move of our global service center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities would be vacant, expected sublease terms, and expected sublease rates. During the three- and nine-month periods ended January 25, 2008, we did not record any reduction in restructuring reserve resulting from a change in the estimates of our third restructuring plan.

Of the reserve balance at January 25, 2008, $0.5 million was included in other accrued liabilities, and the remaining $1.1 million was classified as long-term obligations. The balance of the reserve relates to facilities and is expected to be paid by fiscal 2011.

The following analysis sets forth the significant components of the restructuring reserve at January 25, 2008 (in thousands):

Total

Reserve balance at April 27, 2007	$2,084
Cash payments	(153)

Reserve balance at July 27, 2007	$1,931
Cash payments	(153)

Reserve balance at October 26, 2007	$1,778
Cash payments	(152)

Reserve balance at January 25, 2008	$1,626

Gain on Sale of Assets — We recorded a gain of $25.3 million for the nine-month periods ended January 26, 2007 as a result of the sale of certain of our assets to Blue Coat.

Operating Income — Operating income as a percentage of revenue increased to 12.0% for the three-month period ended January 25, 2008, from 9.9% for the same period a year ago. Operating income as a percentage of revenue decreased to 9.0% for the nine-month period ended January 25, 2008, from 11.3% for the same period a year ago. Operating income for the nine-month period ended January 26, 2007 included a gain on sale of assets of $25.3 million. Our operating expense levels are based in part on our expectations as to future revenue growth, and a significant percentage of our operating expenses are fixed and difficult to reduce within a short period of time. As a result, if revenue levels are below expectations, our fixed expenses could adversely affect our operating income and cash flow until revenues increase or until such fixed expenses are reduced to a level commensurate with revenues. We cannot assure you that we will be able to maintain or increase revenues for the remainder of fiscal 2008 or beyond.

Interest Income — Interest income was $17.0 million and $50.3 million for the three- and nine-month periods ended January 25, 2008, respectively, as compared to $17.1 million and $51.2 million for the three- and nine-month periods ended January 26, 2007. The slight decrease in interest income was primarily driven by lower average interest rates on our investment portfolio and lower cash and investment balances. We expect that period-to-period changes in interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, timing of our stock repurchases, capital expenditures and payments of our future contractual obligations.

Interest Expense — Interest expense was $3.6 million and $6.1 million for the three- and nine-month periods ended January 25, 2008, respectively, as compared to $2.3 million and $11.4 million for the three- and nine-month periods ended January 26, 2007. The increase in interest expense for the third quarter of fiscal 2008 was due to the outstanding $250.0 million outstanding revolving Secured Credit Agreement as compared to a lower outstanding debt balance of the Loan Agreement in the same period a year ago. The decrease in interest expense for the first nine months of fiscal 2008 was primarily due to lower outstanding debt balance of the Loan Agreement compared to the same period a year ago, partially offset by interest expense associated with a $250.0 million borrowing on the revolving Secured Credit Agreement advanced to us in October 2007. We expect interest expense to be subject to market interest rate volatility which could negatively impact interest expense.

Other Income — Other income/(loss) was $(0.6) million and $0.4 million for the three- and nine-month periods ended January 25, 2008, respectively. Other income for the three-month period ended January 25, 2008 included net exchange losses from foreign currency of $0.5 million and other expenses of $0.1 million. Other income for the nine-month period ended January 25, 2008 included net exchange gains from foreign currency of $0.2 million and other income of $0.2 million. Other income was $0.5 million and $3.2 million for the three- and nine-month periods ended January 26, 2007. Other income for the three- and nine-month periods ended January 26, 2007 was primarily related to net exchange gains from foreign exchange transactions. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Net Gain (Loss) on Investments — Net gain (loss) on sale of investments was $(1.0) million and $12.6 million for the three- and nine-month periods ended January 25, 2008, respectively. Net gain for the nine months ended January 25, 2008 consisted primarily of a gain of $13.6 million related to the sale of shares of Blue Coat common stock offset by a net other-than-temporary writedown of $1.0 million. For the three- and nine-month periods ended January 26, 2007, net gain (loss) on sale of investments was $0.9 million and $(1.1) million, respectively. Net loss for the nine months ended January 26, 2007 was due to an other-than-temporary impairment in a privately held investment.

Provision for Income Taxes — For the three- and nine-month periods ended January 25, 2008, we applied to pretax income an annual effective tax rate before discrete reporting items of 13.2% and 16.0%, respectively. The decrease to the annual effective tax rate year over year is primarily attributable to a relative decrease in the tax impact of nondeductible stock compensation under SFAS No. 123R, brought about in part by our decision to cease granting incentive stock options. Since we have replaced the granting of incentive stock options with the granting of nonqualified stock options, this gives rise to the recognition of more deferred tax assets as SFAS No. 123R expense occurs. After taking into account the tax effect of discrete items reported, the effective tax rates applied to the pretax income for the three- and nine-month periods ended January 25, 2008 were 13.3% and 17.8%, respectively. For the three- and nine-month periods ended January 26, 2007, we applied an effective tax rate of 24.9% and 22.3%, respectively.

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

Balance Sheet and Operating Cash Flows

As of January 25, 2008, as compared to April 27, 2007, our cash, cash equivalents, and short-term investments decreased by $181.2 million to $1,127.6 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital (Current Assets minus Current Liabilities) decreased by $361.1 million to $692.2 million as of January 25, 2008, compared to $1,053.3 million as of April 27, 2007 due to higher stock repurchase activities in the nine-month period ended January 25, 2008.

During the nine-month period ended January 25, 2008, we generated cash flows from operating activities of $715.6 million, as compared with $653.7 million in the same period a year ago. We recorded net income of $219.9 million for the nine-month period ended January 25, 2008, as compared to $208.1 million for the same period a year ago. A summary of the significant changes in noncash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

•	Stock-based compensation expense was $113.1 million in the nine-month period ended January 25, 2008, compared to $124.7 million in the same period a year ago. The decrease in stock-based compensation was largely due to our declining stock prices year over year.

•	Depreciation expense was $83.9 million and $62.3 million in the nine-month periods ended January 25, 2008 and January 26, 2007, respectively. The increase in depreciation expense was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles and patents was $20.4 million and $16.5 million in the nine-month periods ended January 25, 2008 and January 26, 2007, respectively. The increase was attributable to intangibles related to the Topio acquisition.

•	Net gain on sale of investments was $12.6 million for the nine-month period ended January 25, 2008, compared to net loss of $1.1 million for the nine-month period ended January 26, 2007. The increased gain was related to sale of Blue Coat common shares which amounted to $13.6 million in the nine-month period ended January 25, 2008.

•	Gain on sale of certain assets to Blue Coat was $25.3 million in the nine-month period ended January 26, 2007.

•	A decrease in accounts receivable of $86.5 million in the first nine-months of fiscal 2008 as compared to an increase of $16.0 million in accounts receivable in the first nine months of fiscal 2007 were due to shipment linearity and timing of collections.

•	An increase in deferred revenues of $237.0 million and $263.4 million in the first nine months of fiscal 2008 and 2007, respectively, was due to higher software entitlements and maintenance and service revenue and long-term service contracts, as well as renewals of existing maintenance agreements in the first nine months of fiscal 2008 and fiscal 2007.

•	An increase in income taxes payable of $11.0 million in the first nine months of fiscal 2008 as compared to a decrease in income taxes payable of $12.4 million in the first nine months of fiscal 2007 were attributed to lower tax provision year over year due to a relative decrease in the tax impact of nondeductible stock compensation expense under SFAS No. 123R partially offset by tax payments. During the first nine months of fiscal 2007, we paid $30.3 million of taxes, which included an $18.7 million federal income tax payment made for the fiscal year 2006 tax year relating to the income tax on foreign dividend repatriation.

The above factors were partially offset by the effects of:

•	An increase in deferred income taxes of $74.8 million in the nine-month period ended January 25, 2008, compared to $88.5 million in nine-month period ended January 26, 2007, primarily due to an increase in deferred tax balances associated primarily with increases in deferred revenue and tax benefits associated with stock compensation.

•	Accrued compensation and related benefits decreased by $5.0 million and increased by $16.9 million in the first nine months of fiscal 2008 and 2007, respectively, reflecting the timing of payroll and payroll-related accruals and payments.

•	Accounts payable decreased by $33.9 million in the first nine months of fiscal 2008 and increased by $4.4 million in the first nine months of fiscal 2007 due to timing of payment activities.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for the nine-month period ended January 25, 2008, were $124.8 million as compared to $112.4 million for the same period a year ago. We received net proceeds of $155.0 million and $69.5 million in the nine-month periods ended January 25, 2008 and January 26, 2007, respectively, for the net of purchases and redemptions of short-term investments. We redeemed $53.7 million and $63.2 million of restricted investments to repay the term loan with JP Morgan in the nine-month periods ended January 25, 2008 and January 26, 2007, respectively (see Note 5 of the Condensed Consolidated Financial Statements). Investing activities in the nine-month periods ended January 25, 2008 and January 26, 2007 also included new investments in privately held companies of $4.2 million and $1.3 million, respectively. In the first nine months of fiscal 2007, we acquired Topio, Inc. for a purchase price of approximately $146.4 million, which consisted of the value of the assumed options, cash payments of $131.2 million, and related transaction costs. In the first nine months of fiscal 2008 and fiscal 2007, we received $0.9 million and $1.8 million, respectively, from the sale of investments in privately held companies. In the first nine months of fiscal 2008, we received $18.3 million from the sale of shares of Blue Coat common stock. In the first nine months of fiscal 2007, we received $23.9 million in cash in connection with the sale of certain assets to Blue Coat.

The credit markets have been volatile and have experienced a shortage in overall liquidity. We believe we have sufficient liquidity under cash provided by operations and our financing agreements. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired which could adversely impact our financial results.

Cash Flows from Financing Activities

We used $509.4 million and $538.4 million in the nine-month periods ended January 25, 2008 and January 26, 2007, respectively, for net financing activities. We made repayments of $69.3 million and $148.9 million for our debt and revolving credit facility during the nine-month periods ended January 25, 2008 and January 26, 2007, respectively. We repurchased 29.9 million and 17.0 million shares of common stock for a total of $844.3 million and $605.7 million during the nine-month periods ended January 25, 2008 and January 26, 2007, respectively. Sales of common stock related to employee stock option exercises and employee stock purchases provided $100.2 million and $177.4 million in the nine-month periods ended January 25, 2008 and January 26, 2007, respectively. Tax benefits, related to tax deductions in excess of the stock-based compensation expense recognized, of $47.1 million and $43.5 million were presented as financing cash flows for the nine-month periods ended January 25, 2008 and January 26, 2007, respectively, in accordance with SFAS No. 123R. During the nine-month periods ended January 25, 2008 and January 26, 2007, we withheld shares with an aggregate value of $5.9 million and $4.7 million, respectively, in connection with the exercise of certain employees’ restricted stock for purposes of satisfying those employees’ federal, state, and local withholding tax obligations. The increase in the amounts withheld year over year was due to the release of restricted stock units assumed in connection with acquisitions. During the nine-month period ended January 25, 2008, we borrowed $262.8 million through a revolving credit facility for our general corporate purposes, including stock repurchases and working capital needs.

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

Stock Repurchase Program

At January 25, 2008, $555.7 million remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Credit Facilities and Debt

In October 2007, we received proceeds from a secured credit agreement totaling $250.0 million, due October 5, 2012, to finance general corporate purposes, including stock repurchases and working capital needs (“Secured Credit Agreement”). See Note 5 of the Condensed Consolidated Financial Statements. In the third quarter of fiscal 2008, we repaid $13.0 million and drew $13.0 million against this Secured Credit Agreement. The obligations under the Secured Credit Agreement are collateralized by certain investments with a value totaling $307.4 million as of January 25, 2008. Interest on the loans under the Secured Credit Agreement accrues at a floating rate based on a base rate in effect from time to time, plus a margin. The interest rate at January 25, 2008 was 4.48%. In accordance with the payment terms of the Secured Credit Agreement, interest payments will be approximately $2.8 million in the remainder of fiscal 2008. As of January 25, 2008, we were in compliance with the liquidity and leverage requirements of the Secured Credit Agreement.

In March 2006, we received proceeds from a term loan agreement totaling $300.0 million to finance a dividend under the American Jobs Creation Act (“Loan Agreement”). (See Note 5 of the Condensed Consolidated Financial Statements.) Loan repayments under the Loan Agreement of $28.8 million are due by March 31, 2008. The obligations under the Loan Agreement are collateralized by certain investments with a value totaling $63.2 million as of January 25, 2008. Interest on the loans under the Loan Agreement accrues at a floating rate based on the base rate in effect from time to time, plus margin. The interest rate at January 25, 2008 was 4.98%. In accordance with the payment terms of the Loan Agreement, interest payments will be approximately $0.2 million for the remainder of fiscal 2008. As of January 25, 2008, we were in compliance with the liquidity and leverage ratio as required by the Loan Agreement with the lenders.

In November 2007, we entered into a $250.0 million Unsecured Credit Agreement with JP Morgan (See Note 5 of the Condensed Consolidated Financial Statements.) and as of January 25, 2008, no amount was outstanding under this facility.

Contractual Obligations

The following summarizes our contractual obligations at January 25, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Contractual Obligations:
Office operating lease payments(1)	$6,463	$25,594	$22,064	$18,196	$12,972	$34,139	$119,428
Real estate lease payments(2)	1,862	9,542	13,726	13,726	13,726	250,653	303,235
Equipment operating lease payments(3)	3,956	14,574	9,912	3,625	1,489	1,240	34,796
Venture capital funding commitments(4)	62	235	223	210	17	—	747
Capital expenditures(5)	16,425	23,927	—	—	—	—	40,352
Communications and maintenance(6)	5,997	18,371	9,875	2,675	248	—	37,166
Restructuring charges(7)	153	577	579	318	—	—	1,627
Debt and revolving credit facility(8)	31,759	11,200	11,200	11,200	11,200	253,733	330,292

Total Contractual Cash Obligations	$66,677	$104,020	$67,579	$49,950	$39,652	$539,765	$867,643

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

	2008	2009	2010	2011	2012	Thereafter	Total
		(In thousands)

Other Commercial Commitments:
Letters of credit(9)	$1,636	$516	$116	$—	$356	$433	$3,057

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2018. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 12 of the Condensed Consolidated Financial Statements. The amounts for the leases impacted by the restructurings are included in subparagraph (7) below. The net increase in the office operating lease payments was primarily due to several domestic lease extensions during the third quarter of fiscal 2008.

(2)	Included in the above contractual cash obligations pursuant to six financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $1.9 million in the remainder of fiscal 2008; $9.5 million in fiscal 2009; $13.7 million in each of the fiscal years 2010, 2011, and 2012; and $250.7 million thereafter; which are based on the LIBOR rate at January 25, 2008 plus a spread, for a term of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $234.2 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 13 of the Condensed Consolidated Financial Statements.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as property and equipment.

(6)	We are required to pay based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations will expire in November 2011.

(7)	These amounts are included on our Consolidated Balance Sheets under Long-Term Obligations and Other Accrued Liabilities, which is comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(8)	Included in these amounts is the JP Morgan Chase loan (see Note 5 of the Condensed Consolidated Financial Statements) on our Consolidated Balance Sheets under Current Portion of Long-Term Debt. This amount also includes estimated interest payments of $0.2 million for the remainder of fiscal 2008. The net decrease from April 27, 2007 represented a loan repayment of $56.3 million in connection with the Loan Agreement, plus interest of $5.8 million for both the Loan Agreement and the Secured Credit Agreement for the first nine months of fiscal 2008. In addition, included in these amounts is the $250.0 million secured credit agreement entered into with JP Morgan Chase. Estimated interest payments for the secured credit agreement is $51.5 million for the remainder of fiscal 2008 through fiscal 2013.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and a foreign rent guarantee.

As discussed in Note 14 of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN No. 48. At January 25, 2008, we have a liability of $68.6 million, for which we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, this amount has been excluded from the table above.

As of January 25, 2008, we have commitments relating to two financing, construction, and leasing arrangements with BNP Paribas LLC (“BNP”) for office space to be located on land in Sunnyvale, California that we currently own. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 380,000 square feet of office space costing up to $113.5 million. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread (4.98% at January 25, 2008) on the cost of the facilities. We expect to begin making lease payments on the completed buildings in January 2008 and January 2009 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $48.5 million and $65.0 million, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41.2 million and $55.3 million, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41.2 million and $55.3 million, respectively, in which event we may recoup some or all of such payment by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

As of January 25, 2008, we have a commitment relating to a third financing, construction, and leasing arrangements with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (4.98% at January 25, 2008) on the cost of the facility. We expect to begin making lease payments on the completed buildings in January 2009 for a term of five and half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNP for $61.0 million; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51.9 million, and be liable for any deficiency between the net proceeds received from the third party and $51.9 million; or (iii) pay BNP a supplemental payment of $51.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

In the third quarter of fiscal 2008, we entered into three financing and operating leasing arrangements totaling $101.1 million with BNP for approximately 374,274 square feet of buildings located in Sunnyvale, California. These lease arrangements require us to pay minimum lease payments, which may vary based on the LIBOR plus a spread (4.98% at January 25, 2008). We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $101.1 million; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $85.9 million, and be liable for any deficiency between the net proceeds received from the third party and $85.9 million; or (iii) pay BNP a supplemental payment of $85.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

All leases also require us to maintain specified financial covenants with which we were in compliance as of January 25, 2008. Such specified financial covenants include a maximum ratio of Total Debt to EBITA and a Minimum Unencumbered Cash and Short Term Investments.

As of January 25, 2008, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $449.4 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun

Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of January 25, 2008.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Capital Expenditure Requirements

We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment, and enhancements to our worldwide infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park (“RTP”), North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to finance these construction projects, including our commitments under facilities and equipment operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash, cash equivalents, and investments.

Credit Environment

The credit markets have been volatile and have experienced a shortage in overall liquidity. We believe we have sufficient liquidity through cash provided by operations and our financing agreements. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments have experienced other-than-temporary declines in fair value which could adversely impact our financial results. In addition, some of our sales are derived from customers in the financial services industry, which is experiencing a downturn. We believe that our diversified customer base should mitigate our exposure to any one industry; however, we remain exposed to overall reductions in spending by our customer base.

See further discussion under Item 1A — Risk Factors, “We are exposed to fluctuations in the market values of our portfolio investments and in interest rates,” and “Significant changes to the financial market conditions may affect our revenues.”

Off-Balance Sheet Arrangements

As of January 25, 2008, our financial guarantees of $3.1 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and guarantees for foreign rental obligations.

As of January 25, 2008, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $449.4 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Our future minimum lease payments and residual guarantees under these real estates leases will amount to a total of $303.2 million reported under our Note 13, “Commitments and Contingencies.”

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

Market Risk and Market Interest Risk

Interest and Investment Income — As of January 25, 2008, we had available-for-sale investments of $721.8 million, which included restricted investments in connection with our debt and credit facility. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, government, municipal debt securities, and auction-rate securities are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 25, 2008 would cause the fair value of these available-for-sale investments to decline by approximately $3.6 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company specific events, and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. We have not experienced any material losses on our available-for-sale investments. To the extent we determine that a decline in fair value is other-than-temporary, the associated investment is valued at current fair value and an impairment charge is reflected in earnings.

Lease Commitments — As of January 25, 2008, we have two arrangements with BNP to lease our land for a period of 99 years to construct approximately 380,000 square feet of office space and a parking structure costing up to $113.5 million. We also have a third arrangement with BNP to lease our land for a period of 99 years to construct approximately 120,000 square feet of data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments which vary based on LIBOR plus a spread. We expect to pay lease payments on the first and second leases in January 2008 for a term of five years, and the third lease in January 2009 for a term of five and a half years. In the third quarter of fiscal 2008, we entered into three additional financing and operating leasing arrangements with BNP to lease approximately 374,274 square feet of buildings located in Sunnyvale, California for $101.1 million. We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew all three leases for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at January 25, 2008 would increase our total lease payments under the initial five-year term by approximately $6.4 million. We do not currently hedge against market interest rate increases. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant change in market interest rate.

Debt Obligation — We have an outstanding variable rate term loan totaling $28.8 million as of January 25, 2008. Under the terms of this arrangement, we expect to make interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at January 25, 2008 would increase our total interest payments by $0.1 million. We also have an outstanding secured credit facility totaling $250.0 million as of January 25, 2008. Under the terms of this arrangement, we expect to make interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at January 25, 2008 would increase our total interest payments by approximately $5.6 million. We do not currently use derivatives to manage interest rate risk. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our debt in the event of a significant change in market interest rate.

Nonmarketable Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investment. Accordingly, we could lose all or part of this investment if there is an adverse change in the market price of a company we invest in. Our investments in nonmarketable securities had a carrying amount of $11.2 million as of January 25, 2008 and $8.9 million as of April 27, 2007. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Income.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at January 25, 2008, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward and currency option contracts outstanding on January 25, 2008 (in thousands):

			Notional	Notional
		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	in USD	in USD

Forward Contracts:
EUR	Sell	186,331	$273,324	$273,268
GBP	Sell	42,671	$84,116	$84,405
CAD	Sell	14,740	$14,616	$14,617
Other	Sell	N/A	$17,748	$17,747
AUD	Buy	32,678	$28,625	$28,624
Other	Buy	N/A	$11,909	$11,908
Option Contracts:
EUR	Sell	10,000	$14,660	$14,815
GBP	Sell	2,000	$3,957	$3,997

Item 4.	Controls and Procedures

Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of January 25, 2008, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Network Appliance, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Network Appliance management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of January 25, 2008.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

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

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an original equipment manufacturing (“OEM”) agreement that enables IBM to sell IBM branded solutions based on Network Appliance unified solutions, including NearStore and the NetApp® V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing. In the event that sales through IBM increase, we may experience distribution channel conflicts between our direct sales force and IBM or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers (“VAR”), systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In the nine-month period ended January 25, 2008, our indirect channels accounted for 62.5% of our consolidated revenues.

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

The storage markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and nearline storage system products and our associated storage software portfolio compete primarily with storage system products and data management software from EMC, HDS, HP, IBM, and Sun/StorageTek. We also see Dell, Inc. as a competitor in the storage marketplace, primarily through its business partnership with EMC, allowing Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from other companies, including LSI Logic. In the secondary storage market, which includes the disk-to-disk backup, compliance, and business continuity segments, our solutions compete primarily against products from EMC and Sun/StorageTek. Our NearStore VTL appliances also compete with traditional tape backup solutions in the broader data backup/recovery space. Additionally, a number of small, new companies are currently attempting to enter the storage systems and data management software markets and the near-line and NearStore VTL storage markets, some of which may become significant competitors in the future.

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

We currently rely on several contract manufacturers to manufacture our products. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. As of January 25, 2008, we have no purchase commitment under these agreements.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. We may need to increase our material purchases, contract manufacturing capacity, and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the inability to obtain raw materials could cause a delay in our ability to fulfill orders.

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

Significant changes to financial market conditions may affect our revenues

The success of many of our customers is intrinsically linked to the health of the financial markets. We believe that demand for our products could be disproportionately affected by a downturn, disruption, instability in the financial markets.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

At January 25, 2008 and April 27, 2007, we had $1,506.0 million and $1,430.7 million in cash, cash equivalents, marketable securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, auction rate securities, money market funds and corporate securities, municipalities and the United States government and its agencies. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events such as the sub-prime mortgage crisis in the United States which has affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents, marketable securities and restricted investments are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. Currently, we do not use derivative financial instruments in our investment portfolio. Because we have the ability and intent to hold our available-for-sale investments until maturity, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. However, we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates. Currently, we do not use financial derivatives to hedge our interest rate exposure.

Auction rate securities held by the Company are securities with long term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which historically has provided a liquid market for these securities.

Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. Subsequent to January 25, 2008, we successfully reset and liquidated certain of our ARS investments; however liquidity issues in the global credit markets resulted in the failure of auctions for certain other ARS investments, with a fair value of $67.8 million at January 25, 2008. For each failed auction, the interest rate moves to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms. However, the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

We believe that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, liquidity, classification and valuation of our ARS investments; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. If liquidity issues in the global credit market continue, or worsen, or if we experience reduced credit quality, extended illiquidity or realize reduced valuations of our ARS investments, we may determine that we have experienced an other-than-temporary decline in fair value in these investments, which could adversely impact our financial results.

Unfavorable economic and market conditions and global disruptions could adversely affect our operating results.

Our operating results may be adversely affected by unfavorable global economic and market conditions as well as the uncertain geopolitical environment. A reduction in demand for storage and data management caused by weakening economic conditions and decreases in corporate spending will result in decreased revenues and lower revenue growth rates. The network storage market growth declined significantly beginning in the third quarter of fiscal 2001 through fiscal 2003, causing both our revenues and operating results to decline. If the storage and data management markets grow more slowly than anticipated, or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially and adversely affected.

Turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, may continue to put pressure on global economic conditions. We have no assurance that the consequences from these events will not disrupt our operations in either the U.S. or other regions of the world. Continued increases in energy prices, declining economic conditions and global credit and liquidity issues could also affect our future operating results. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or pending litigation. Our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. If the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

On occasion, we invest in nonmarketable securities of private companies. As of January 25, 2008, the carrying value of our investments in nonmarketable securities totaled $11.2 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on these companies’ product development, market acceptance, operational efficiency, and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired.

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct business internationally. For the nine-month period ended January 25, 2008, 44.8% of our total revenues were from international customers (including U.S. exports). Accordingly, our future operating results could be materially and adversely affected by a variety of factors, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to common repurchases by Network Appliance, Inc. for the third quarter of fiscal 2008:

				(d)
				Approximate
			(c)	Dollar Value of
			Total Number of	Shares
	(a)		Shares	That May Yet
	Total	(b)	Purchased as	be Purchased
	Number of	Average	Part of the	Under the
	Shares	Price Paid	Repurchase	Repurchase
Period	Purchased	per Share	Program(1)	Program(2)

October 27, 2007 — November 23, 2007	3,489,497	$25.61	82,206,773	$610,600,446
November 24, 2007 — December 21, 2007	1,008,513	$24.67	83,215,286	$585,716,019
December 22, 2007 — January 25, 2008	1,300,000	$23.09	84,515,286	$555,696,939

Total	5,798,010	$24.88	84,515,286	$555,696,939

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of January 25, 2008, our Board of Directors had authorized the repurchase of up to $3,023,638,730 of common stock under this program. During the three-month period ended January 25, 2008, we repurchased 5,798,010 shares of our common stock at a weighted-average price of $24.88 per share for an aggregate purchase price of $144,278,374. As of January 25, 2008, we had repurchased 84,515,286 shares of our common stock at a weighted-average price of $29.20 per share for an aggregate purchase price of $2,467,941,893 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $555,696,939 with no termination date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The information required by this item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 6.	Exhibits

Exhibit No		Description

2	.1(6)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(9)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(9)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(15)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(6)	Certificate of Incorporation of the Company.
3	.2(6)	Bylaws of the Company.

Exhibit No		Description

3	.3(17)	Certificate of Amendment to the Bylaws of the Company.
4	.1(6)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(28)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(7)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(28)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(5)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(8)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(10)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(13)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(12)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(14)*	The Company’s Deferred Compensation Plan.
10	.22(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.31(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(18)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(18)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(18)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

Exhibit No		Description

10	.37(18)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(19)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(20)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(21)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(21)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(21)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(21)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(21)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(23)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10	.46(26)	Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.47(26)	Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.48(26)	Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.49(26)	Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.50(26)	Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(25)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(25)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.53(26)	Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
10	.54(27)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
10	.55(29)	Closing Certificate and Agreement, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.56(29)	Construction Management Agreement, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.57(29)	Lease Agreement, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.58(29)	Purchase Agreement, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.59(29)	Ground Lease, dated July 17, 2007, by and between BNP Leasing Corporation and the Company.
10	.60(30)	Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.
10	.61(30)	Secured Credit Agreement, dated October 5, 2007, by and between the Lenders party hereto and JP Morgan Chase Bank, N.A. and the Company.

Exhibit No	Description

10.62	Senior Unsecured Credit Agreement, dated November 2, 2007, by and between the Lenders party hereto and BNP Paribas, as syndication agent, and JP Morgan Chase Bank, National Association as administration agent and the Company.
10.63	Closing Certificate and Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.64	Lease Agreement and Common Definitions And Provisions Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.65	Purchase Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.66	Closing Certificate and Agreement, (1299 Orleans) dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.67	Lease Agreement and Common Definitions And Provisions Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.68	Purchase Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(7)	Previously filed as an exhibit with the Company’s Proxy Statement dated August 21, 1998.

(8)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(9)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(10)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(11)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(13)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(14)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(15)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(17)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(18)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(24)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 31, 2006.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2007.

(27)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.

(28)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 25, 2007.

(29)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 5, 2007.

(30)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 4, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK APPLIANCE, INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: March 4, 2008

EXHIBIT INDEX

Exhibit No		Description

2	.1(6)	Agreement and Plan of Merger of Network Appliance, Inc. (a Delaware corporation) and Network Appliance, Inc. (a California corporation).
2	.2(9)	Agreement and Plan of Merger dated as of November 3, 2003, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.3(9)	Amendment to Merger Agreement, dated as of February 9, 2004, by and among Network Appliance, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.4(15)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among Network Appliance Inc., Dolphin Acquisition Corp, and Decru, Inc.
3	.1(6)	Certificate of Incorporation of the Company.
3	.2(6)	Bylaws of the Company.
3	.3(17)	Certificate of Amendment to the Bylaws of the Company.
4	.1(6)	Reference is made to Exhibits 3.1 and 3.2.
10	.1(28)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(7)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(2)	The Company’s Special Non-Officer Stock Option Plan.
10	.4(28)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Distribution and License Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.15†(5)	Patent Cross License Agreement dated December 11, 2000, by and between Intel Corporation and the Company.
10	.16(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.17(8)	Short Form Termination of Operative Documents, dated April 24, 2002, by and between BNP Leasing Corporation and the Company.
10	.18(10)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.19(13)*	Alacritus, Inc. 2005 Stock Plan.
10	.20(12)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.21(14)*	The Company’s Deferred Compensation Plan.
10	.22(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.23(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.24(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.25(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.26(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.27(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.28(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.29(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.30(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).

Exhibit No		Description

10	.31(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.32(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.33(22)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.34(18)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.35(18)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.36(18)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.37(18)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.38(19)	Asset Purchase Agreement dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.39(20)	Purchase and Sale Agreement dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.40(21)	Closing Certificate and Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.41(21)	Construction Management Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.42(21)	Lease Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.43(21)	Purchase Agreement, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.44(21)	Ground Lease, dated December 15, 2005, by and between BNP Leasing Corporation and the Company.
10	.45(23)	Loan Agreement, dated March 31, 2006, by and between the Lenders party hereto and JP Morgan Chase Bank and Network Appliance Global Ltd.
10	.46(26)	Closing Certificate and Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.47(26)	Construction Management Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.48(26)	Lease Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.49(26)	Purchase Agreement, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.50(26)	Ground Lease, dated December 14, 2006, by and between BNP Leasing Corporation and the Company.
10	.51(25)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.52(25)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.53(26)	Master Confirmation, dated December 6, 2006, by and between JP Morgan Securities Inc. and the Company.
10	.54(27)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
10	.55(29)	Closing Certificate and Agreement, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.56(29)	Construction Management Agreement, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.

Exhibit No		Description

10	.57(29)	Lease Agreement, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.58(29)	Purchase Agreement, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.59(29)	Ground Lease, dated July 17, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.60(30)	Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.
10	.61(30)	Secured Credit Agreement, dated October 5, 2007, by and between the Lenders party hereto and JP Morgan Chase Bank, N.A. and the Company.
10.62		Senior Unsecured Credit Agreement, dated November 2, 2007, by and between the Lenders party hereto and BNP Paribas, as syndication agent, and JP Morgan Chase Bank, National Association as administration agent and the Company.
10.63		Closing Certificate and Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.64		Lease Agreement and Common Definitions And Provisions Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.65		Purchase Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.66		Closing Certificate and Agreement, (1299 Orleans) dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.67		Lease Agreement and Common Definitions And Provisions Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
10.68		Purchase Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Leasing Corporation and the Company.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated July 23, 1997.

(3)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit with the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated December 4, 2001.

(7)	Previously filed as an exhibit with the Company’s Proxy Statement dated August 21, 1998.

(8)	Previously filed as an exhibit with the Company’s Annual Report on Form 10-K dated June 28, 2002.

(9)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated February 27, 2004.

(10)	Previously filed as an exhibit with the Company’s Form S-8 registration statement dated March 1, 2004.

(11)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 4, 2005.

(12)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 18, 2005.

(13)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(14)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated July 7, 2005.

(15)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 2, 2005.

(17)	Previously filed as an exhibit with the Company’s Current Report on Form 8-K dated May 19, 2006.

(18)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2006.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(23)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(24)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 31, 2006.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 7, 2007.

(27)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.

(28)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 25, 2007.

(29)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 5, 2007.

(30)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 4, 2007.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.