Form 10-K
period 2008-04-25
NetApp, Inc.
filed 2008-06-24
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 25, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-27130

NetApp, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 26, 2007, the last day of registrant’s most recently completed second fiscal quarter, was $9,901,640,937 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 20, 2008, 329,904,790 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders to be held on September 2, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 2008.

	PART I
Item 1	Business	2
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	28
Item 2	Properties	28
Item 3	Legal Proceedings	28
Item 4	Submission of Matters to a Vote of Security Holders	29

	PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6	Selected Financial Data	32
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8	Financial Statements and Supplementary Data	60
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A	Controls and Procedures	107
Item 9B	Other Information	109

	PART III
Item 10	Directors and Executive Officers of the Registrant	109
Item 11	Executive Compensation	109
Item 12	Security Ownership of Certain Beneficial Owners and Management	109
Item 13	Certain Relationships and Related Transactions	109
Item 14	Principal Accounting Fees and Services	109

	PART IV
Item 15	Exhibits and Financial Statement Schedules	109
Signatures		110
Schedule II		112
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.64
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 10.79
EXHIBIT 10.81
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.	Business

Forward Looking Statements

With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to:

(1) the possibility we may acquire technology through business combinations or through licensing from third parties when appropriate;

(2) our belief that we are fully compliant with all environmental laws;

(3) our intention to continue to commit substantial resources to research and development;

(4) our belief that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance;

(5) our intention to continue to establish and maintain business relationships with technology companies to accelerate the development and marketing of our storage solutions;

(6) our belief that building our global brand awareness is key to our long-term success;

(7) our belief that industry consolidation may result in stronger competitors;

(8) our intention to regularly introduce new products and product enhancements;

(9) our belief that the underlying credit quality of the assets backing our auction rate securities investments have not been impacted by the reduced liquidity of these investments;

(10) our belief that a number of factors may cause the market price of our common stock to fluctuate;

(11) our intention to not pay a dividend, and to retain all available funds to finance internal growth and product development as well as other possible management initiatives;

(12) our belief that our products continue to offer the best price-performance value in the industry;

(13) our belief that we will be able to continue to gain market share in a more constrained spending environment;

(14) our belief that we are well positioned in the fastest growth segments of the storage market to capitalize on an IT spending recovery;

(15) our intention to continue to invest in the people, processes, and systems necessary to best optimize our revenue growth, long-term profitability and enhance our worldwide infrastructure;

(16) our expectation that our future gross margins will be affected by various factors such as increased software revenues, price reductions and discounts and increased indirect channel sales;

(17) our estimates regarding future amortization of existing technology relating to our acquisitions;

(18) our expectation that service margins will experience some variability;

(19) our estimates regarding future amortization of trademarks, tradenames, customer contracts, and relationships relating to our acquisitions;

(20) our intention to continue to add sales capacity in an effort to expand our penetration of domestic and international markets;

(21) our expectation that we will increase our sales and marketing expenses commensurate with future revenue growth;

(22) our estimates regarding future capitalized patents amortization expenses;

(23) our belief that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness, and meet an expanding range of customer requirements;

(24) our intention to continuously support current and future product development;

(25) our intention to continuously broaden our existing product offerings and introduce new products;

(26) our belief that our sales and marketing, research and development, and general and administrative expenses will increase in absolute dollars in fiscal 2009;

(27) our belief that our review of restructuring estimates may result in a substantial charge or reduction to restructuring expense if different conditions prevail than were anticipated in previous management estimates;

(28) our expectation that the balance of the restructuring reserve relating to closure of facilities and consolidation of resources will be paid by fiscal 2011;

(29) our expectation that our interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, cash generated by operations, timing of our stock repurchases, capital expenditures and payments of our future contractual obligations;

(30) our expectation that interest expense will be subject to market interest rate volatility and amounts due under various loan agreements;

(31) our belief that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance;

(32) our belief that we will have sufficient liquidity from cash provided by operations and our financing agreements;

(33) the possibility we may receive less cash from stock option exercises if stock option exercise patterns change;

(34) the possibility that we may receive less tax benefits and increase our income tax payments if our stock price declines;

(35) our expectation regarding interest payments on our outstanding secured credit agreement;

(36) our expectations regarding our contractual cash obligations and other commercial commitments at April 25, 2008, for future periods;

(37) our expectation regarding the completion of construction of our buildings under the BNP leases;

(38) our expectation that capital expenditures will increase commensurate with our business growth;

(39) our expectation that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed;

(40) our expectation that we will finance construction projects, including our commitments under facilities and equipment operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash, cash equivalents, and investments;

(41) our belief that our diversified customer base should mitigate our exposure to any one industry;

(42) our expectation that we will incur higher capital expenditures in the near future to expand our operations;

(43) our intention to acquire products and businesses that are complementary to our business;

(44) the possibility that we will continue to repurchase our common stock, thereby reducing cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements;

(45) our belief that our cash and cash equivalents, short-term investments, cash generated from operations, and credit facilities will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months;

(46) our intention to hold the auction rate securities until the market recovers;

(47) our belief that any lack of liquidity relating to our auction rate securities investments will not have an impact on our ability to fund operations;

(48) our belief that cash flow generated from operations reinvested at current market rates will offer a natural hedge against interest rate risk from our lease commitments and debt in the event of a significant change in market interest rate;

(49) our belief that the IRS federal tax audits we are currently undergoing will not have a material adverse effect upon our consolidated financial position, results of operations and cash flow;

(50) our belief that various legal proceedings and claims which have arisen or may arise in the normal course of business will not have a material adverse effect on our business, cash flow, operating results, or financial condition;

(51) our inability to estimate the amount or range of the potential settlement with respect to the various Sun patent litigations; and

(52) our inability to determine the likely outcome of the GSA audit, therefore no provision has been recorded,

are all inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to maintain or increase backlog and revenue;

•	our ability to successfully introduce new products;

•	our ability to achieve and capitalize on changes in market demand;

•	acceptance of, and demand for, our products;

•	demand for our global service and support and professional services;

•	our ability to identify and respond to significant market trends and emerging standards;

•	our ability to realize our financial objectives through increased investment in people, process, and systems;

•	our ability to maintain our supplier and contract manufacturer relationships;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to expand direct and indirect sales and global service and support;

•	the general economic environment and the continued growth of the storage market;

•	our ability to sustain and/or improve our cash and overall financial position;

•	the results of our ongoing litigation and government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 11.

Overview

NetApp, Inc. (“NetApp,” formerly known as Network Appliance, Inc.) is a leading provider of storage and data management solutions. We offer solutions for storing, managing, protecting and archiving business data. Our solutions are designed to lower the cost of managing and protecting our customers’ data while maximizing the return on infrastructure.

We believe in offering complete solutions to help customers effectively streamline operations. We strive to provide customers with the best experience in the industry with every interaction they have with our people, products and services. In addition to our broad range of storage and data management solutions, we provide global service and support, offer flexible financing solutions and work to simplify customer environments by utilizing open standards, driving industry collaboration and partnering with other industry leaders. Using a combination of products, technologies and partners, we help solve customer business challenges while helping them maximize return on investment.

Our products and services are designed to meet the expansive requirements and demanding service levels of large enterprises and their mission-critical business applications. To better meet these needs, we partner with key industry leaders, such as IBM Corporation, Microsoft Corporation, Oracle Corporation, SAP Corporation, Symantec Corporation and VMware, Inc., to develop integrated solutions that optimize the performance of their applications on our systems. In addition, our products have been designed to satisfy the rigorous demands of high performance computing and technical data center applications, today offering solutions used in the design of semiconductors and automobiles, and graphics rendering and seismic exploration.

We were incorporated in 1992 and shipped the world’s first networked storage appliance a year later. Since then, we have brought to market many significant innovations and industry firsts in storage and data management. We have grown to over 7,000 employees with operations in over 130 countries around the world.

NetApp Product Families

We offer highly available, scalable and cost-effective storage solutions that incorporate our unified storage platform and the feature-rich functionality of our data and storage resource management software. Our solutions help improve enterprise productivity, performance and profitability, while providing investment protection and enhanced asset utilization. Our enterprise-class storage solutions are complemented by our services expertise to ensure interoperability and optimization in the context of the application and IT infrastructure within which they are deployed.

Data ONTAP® Software

Our Fabric-Attached Storage (“FAS”) and V-Series storage solutions are based on Data ONTAP®, a highly optimized, scalable and flexible operating system that uniquely supports any mix of storage area network (“SAN”), network-attached storage (“NAS”) and Internet protocol SAN (“IP SAN”) environments concurrently. This unified storage software platform integrates seamlessly into UNIX®, Linux®, Windows® and Web environments.

The Data ONTAP operating system provides the foundation to build a storage infrastructure and an enterprise-wide data fabric for mission-critical business applications, while lowering the total cost of ownership and complexity typically associated with the management of large-scale enterprise data centers.

Data ONTAP GX, our high-performance operating system, supports fully integrated, multi-node storage systems within a single global name space. This storage grid architecture provides the ability to dynamically add storage resources and transparently redistribute data without disruption to client systems. We are in the process of integrating the Data ONTAP GX functionality with the core Data ONTAP capabilities and will ultimately converge both into a single operating system.

Data Management Software

Our products are in use today in some of the largest data centers in the world. These environments require enterprise-class management tools. We provide management software to increase productivity and simplify data management. Such tools include:

•	FlexVol® technology, which enables storage architectures to be more efficient and achieve higher utilization using flexible volumes that do not require repartitioning of physical storage space;

•	FlexClone® technology, which enables true data cloning using logical copies that do not require additional physical storage space, and allows for instant replication of data volumes and data sets;

•	Deduplication technology, which provides the ability to eliminate duplicate data within primary and secondary disk storage environments, resulting in greater efficiency and higher utilization of storage capacity;

•	FlexSharetm technology, which directs how storage system resources are used to deliver an appropriate level of service for each application;

•	FlexCachetm technology, which allows performance acceleration through the creation of read-only cached volumes by creating caching volumes on multiple storage controllers; and

•	MultiStore® software, which allows partitioning of individual physical storage systems into multiple separate logical partitions.

Storage Management and Application Integration Software

Our management software family of products provides a broad range of storage and data management tools to simplify IT administration and enhance flexibility and productivity. We deliver differentiated products and collaborate with industry open standards and interfaces to deliver this value to customers. We have four suites of products targeted to different IT administrative roles: Storage Suite, Server Suite, Database Suite and Application Suite. The software products within these suites are tightly integrated with database and business applications software from partners such as Microsoft, Oracle, SAP and VMware in order to optimize the performance of those applications on our storage systems. Our product offering extends into data center automation with our recent acquisition of Onaro, Inc., and its SANscreen software, which provides the capability to monitor service levels, manage performance and support change management in complex enterprise SAN environments.

FAS Family

Our family of modular, scalable, highly available, unified networked storage systems provides seamless access to a full range of enterprise data for users on a variety of platforms. The FAS 6000, FAS 3000, FAS 2000 and FAS 200 series of fabric-attached enterprise storage systems are designed to consolidate UNIX, Windows, NAS, Fibre Channel (“FC”), Internet Small Computer Systems Interface (“iSCSI”), SAN and Web data in central locations running over the standard connection types: Gigabit Ethernet, FC and parallel SCSI (for backup). Our design optimizes and consolidates high-performance data access for individuals in multi-user environments as well as for application servers and server clusters with dedicated access. All of our FAS systems are interoperable and run the highly efficient Data ONTAP operating system.

V-Series Family

Our V-Series is a network-based virtualization solution that consolidates storage arrays from different suppliers behind our data management interface, providing SAN and NAS access to data stored in heterogeneous storage arrays. With the V-Series solution, customers are able to: transform existing heterogeneous, multi-vendor storage systems into a single storage pool; simplify storage provisioning and management with Data ONTAP thin provisioning; and dramatically lower backup time, space and cost with Data ONTAP Snapshottm copies. The V-Series is compatible with the FAS family of storage systems.

StoreVaulttm

StoreVault is a storage solution that leverages enterprise-proven ONTAP technology and optimizes it to focus on serving small to medium-sized businesses (“SMBs”), as well as larger enterprises in need of small or departmental storage solutions. Sold exclusively through value-added resellers, we believe that StoreVault is the only packaging of advanced enterprise storage technologies that has been simplified and made available for SMB use.

NearStore on FAS

The NearStore® option for FAS systems is a flexible near-line software package that combines the Data ONTAP operating system with inexpensive SATA disk drives to provide cost-effective, scalable and fast storage for data protection and retention applications. The NearStore software bundle bridges the gap between primary storage and offline storage by providing much faster data access than offline storage at a cost typically much lower than primary storage. NearStore is ideal for disk-to-disk backup, business continuance, archival, compliant retention and content storage.

VTL Data Protection Systems

Our Virtual Tape Library (“VTL”) solution is a disk-to-disk backup appliance that appears as a tape library to a backup software application, but provides the superior speed and reliability of disk technologies. Our VTL is a high-performance, easily managed system that can be used in any heterogeneous primary storage environment. Developed specifically to address the requirements of backup administrators, our VTL solutions increase the performance and reliability of backups, simplify backup management and reduce storage costs in traditional data center tape backup infrastructures.

Data Protection Software Products

We offer a broad range of business continuance and disk backup solutions for enterprise customer environments. Our Snapshot technology enables near-instantaneous, space efficient online backups of large data sets without affecting system performance. MetroCluster, SnapMirror®, SyncMirror® and SnapRestore® products provide an appropriate level of data availability and cost of protection matched to the recovery point objectives and recovery time objectives of customer environments. SnapVault®, Open Systems SnapVault and SnapVault for NetBackuptm products provide network- and storage-optimized disk-to-disk backup solutions.

Data Retention and Archive Products

To meet growing regulatory compliance demands faced by most enterprises, we offer a broad suite of products to help ensure data permanence, accessibility and privacy across a variety of different regulations such as the Sarbanes-Oxley Act, 21 CFR Part 11, SEC Rule 17a-4 and HIPAA. Immutable, cost-effective, resilient and reliable storage architectures can be created utilizing SnapLock® products in conjunction with our NearStore software. Our Information Server 1200 product provides advanced capabilities for both initial classification and subsequent e-discovery requirements.

Storage Security Products

Security has become a critical element of data management, and we have taken a leading role in driving security innovation. Our DataFort storage security appliance provides a unified platform for data security and key management across NAS, IP SAN, FC SAN and tape backup environments. The platform combines wire-speed encryption, access controls, authentication and automated key management to provide strong security for data at rest, while still allowing the capability to search compliant data for legal discovery purposes if the need arises.

NetApp Global Services

Our customers demand high availability and reliability of their storage infrastructure to ensure the successful, ongoing operation of their businesses. NetApp Global Services (“NGS”) are designed with this in mind. We provide professional services, global support solutions and customer education and training to help customers most effectively manage their data. The professional services and support solutions we offer help our customers to resolve business problems, reduce costs, keep businesses up and running continuously, comply with regulations and policies and improve overall operational results. We utilize a global, integrated model to provide consistent service delivery and global support during every phase of the customer engagement, including assessment and analysis, planning, design, installation, implementation, integration, optimization, ongoing support and remote management and monitoring. Services and support often involve phased rollouts, technology transitions and migrations and other long-term engagements.

Principal Markets and Distribution Channels

We market and sell our products in numerous countries throughout the world, and in March 2008, we launched a global branding and awareness campaign to increase the visibility of NetApp in the broader IT market. Our diversified customer base represents a number of large segments and vertical markets. We focus primarily on the enterprise data management and storage solutions markets, offering an array of products from our ultra high-end products designed for large enterprise customers to our low-end products designed for SMBs. We have also expanded into the VTL and data encryption markets, bringing us into parts of the data center in which we have not previously competed. With our next-generation operating system, Data ONTAP GX, we offer storage grid architecture to high-performance computing environments.

We employ a multi-channel distribution strategy, selling products and services to end users through a direct sales force, value-added resellers, system integrators, original equipment manufacturers (“OEMs”) and distributors. In North America, Europe and Australia, we employ a mix of resellers and direct sales channels to sell to end users. In Asia, Africa and South America, our products are primarily sold through resellers, which are supported by channel sales representatives and technical support personnel. No single customer or distributor accounted for 10% or more of our net sales during fiscal 2008, 2007 or 2006.

Seasonality

As the size of our business has grown, we have begun to see a seasonal decline in revenues in the first quarter of our fiscal year. In addition, we also see some international seasonality, as sales to European customers are historically weaker during the summer months. Sales to the U.S. government tend to be seasonally stronger during our second fiscal quarter, concurrent with the end of the U.S. federal government’s fiscal year in September.

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. Products are typically shipped within one to four weeks following receipt of an order. In certain circumstances, customers may cancel or reschedule orders without penalty. For these reasons, “orders” may not constitute a firm backlog and may not be a meaningful indicator of future revenues.

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Fremont, California; Livingston, Scotland; Shanghai, China; Singapore; Tao Yuan Shien, Taiwan; and Schiphol Airport, The Netherlands. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We multi-source wherever possible to mitigate supply risk. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing redundancy. This manufacturing strategy minimizes capital investments and overhead expenditures and creates flexibility for rapid expansion. We were awarded ISO 9001 certification on May 29, 1997 and continue to be ISO 9001 certified. We were awarded ISO 14001 certification on December 8, 2004 and continue to be ISO 14001 certified.

Research and Development

We conduct research and development activities in various locations throughout the world. In fiscal 2008, 2007 and 2006, research and development expenses represented 13.7%, 13.7% and 12.2% of our total revenue, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

Competition

In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC, Hitachi Data Systems (“HDS”), HP, IBM and Sun Microsystems. In addition, Dell, Inc. is a competitor in the storage marketplace through its business arrangement with EMC, which allows Dell to resell EMC storage hardware and software products, as well as through Dell’s recent acquisition of EqualLogic through which Dell offers low-priced storage solutions. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Sun Microsystems. Our VTL products also compete with traditional tape backup solutions in the broader data backup/recovery space. Additionally, a number of small, newer companies have recently entered the storage systems and data management software markets, the near-line and VTL storage markets and the high-performance clustered storage markets, some of which may become significant competitors in the future.

Customer Base

Our diversified customer base spans a number of large segments and vertical markets. Examples include: energy, financial services, government, high technology, Internet, life sciences and healthcare services, major manufacturing, media, entertainment, animation and video postproduction and telecommunications.

Segment, Geographic Information and Classes of Similar Product and Services

See Note 9 to the Consolidated Financials Statements accompanying this Annual Report on Form 10-K. Information about our classes of similar product and services is included in Item 8 — “Financial Statements and Supplementary Data” under the heading “Consolidated Statements of Income” and “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

Proprietary Rights

We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our NetApp name and logo, Network Appliance name and logo, Data ONTAP, DataFabric, FAServer®, FlexVol, FilerView, NearStore, NetApp, NetCache, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, SnapVault, WAFL, and others as trademarks in the U.S. Other U.S. trademarks and some of the other U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued.

In addition, through various licensing arrangements, we receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and sales of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to: the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology.

See Item 1A “Risk Factors — We are exposed to various risks related to legal proceedings or claims and protection of intellectual property rights, which could adversely affect our operating results.”

Environmental Disclosure

Various federal state and local provisions regulate the use and discharge of certain hazardous materials used in our manufacturing. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are fully compliant with all applicable environmental laws.

Working Capital Practices

Information about our working capital practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Financial Condition, Capital Resources and Liquidity” and is incorporated herein by reference.

Government Contracts

We derive revenues from contracts with the United States government, state and local governments and their respective agencies. Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties. For more information, refer to Item 1A “Risk Factor — The U.S. government has contributed to our revenue growth and has become an important customer for us.” In addition, please refer to Item 3. “Legal Proceedings” for information related to our GSA audit.

Foreign Operations and Export Sales

Information about our foreign operations and export sales is included in Note 9 — “Segment, Geographic, and Customer Information” and Item 1A “Risk Factors — Risks inherent in our international operations could have a material adverse effect on our operating results” and is incorporated herein by reference.

Employees

As of April 25, 2008, we had 7,645 employees. Of the total, 4,279 were in sales and marketing, 2,385 in research and development, 843 in finance and administration, and 138 in manufacturing. Our future performance depends in significant part on our key technical and senior management personnel, none of whom are bound by an employment agreement. We have never had a work stoppage and consider relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of May 25, 2008, are as follows:

Name	Age	Position

Daniel J. Warmenhoven	57	Chief Executive Officer and Chairman of the Board
Thomas F. Mendoza	57	Vice Chairman
Thomas Georgens	48	President and Chief Operating Officer, Board Member
Steven J. Gomo	56	Executive Vice President, Finance and Chief Financial Officer
Robert E. Salmon	47	Executive Vice President, Field Operations

Daniel J. Warmenhoven joined NetApp in October 1994 as president and chief executive officer, and has been a member of the Board of Directors since October 1994. Mr. Warmenhoven currently serves as chief executive officer and as of March 2008 he was appointed chairman of the Board of Directors. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including president, chief executive officer, and chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications equipment company, from November 1989 to January 1994. Prior to Network Equipment Technologies, Mr. Warmenhoven held executive and managerial positions at Hewlett-Packard from 1985 to 1989 and IBM Corporation from 1972 to 1985. Mr. Warmenhoven is a Director of Aruba Networks, Inc. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

Thomas F. Mendoza was appointed vice chairman in March 2008. Mr. Mendoza joined the company in May 1994 and served as president from October 2000 to March 2008. Prior to March 2000, he served in various capacities at NetApp including senior vice president, worldwide sales and marketing, senior vice president, worldwide sales and vice president, North American sales. Mr. Mendoza has more than 30 years of experience as a high-technology executive and has held executive positions at Auspex Systems, Inc. and Stratus Technologies, Inc. He holds a B.A. degree in economics from Notre Dame and is an alumnus of Stanford University’s Executive Business Program. In September 2000, the University of Notre Dame renamed its business school the Mendoza College of Business in honor of an endowment from Tom and his wife, Kathy.

Thomas Georgens is the president and chief operating officer of the Company and is responsible for all product operations and field operations worldwide. Mr. Georgens has also been a member of the Board of Directors at NetApp since March 2008. Mr. Georgens joined the Company in 2005 and served as the Company’s executive vice president of product operations from January 2007 until February 2008. Prior to January 2007, Mr. Georgens served as the Company’s executive vice president and general manager of enterprise storage systems. Before joining the Company, Mr. Georgens spent nine years at Engenio, a subsidiary of LSI Logic, the last two years as chief executive officer. He has also served in various other positions, including president of LSI Logic Storage Systems and executive vice president of LSI Logic. Prior to Engenio, Mr. Georgens spent 11 years at EMC in a variety of engineering and marketing positions. Mr. Georgens holds a B.S. degree and an M.E. degree in Computer and Systems Engineering from Rensselaer Polytechnic Institute as well as an M.B.A. degree from Babson College.

Steven J. Gomo joined NetApp in August 2002 as senior vice president of finance and chief financial officer. He was appointed executive vice president of finance and chief financial officer in October 2004. Prior to joining the Company, he served as chief financial officer for Gemplus International S.A., headquartered in Luxembourg from November 2000 to April 2002 and as chief financial officer of Silicon Graphics, Inc., from February 1998 to August 2000. Prior to February 1998, he worked at Hewlett-Packard Company for 24 years in various positions, including financial management, corporate finance, general management, and manufacturing. Mr. Gomo currently serves on the board of SanDisk Corporation. Mr. Gomo holds an M.B.A. from Santa Clara University and a B.S. degree in business administration from Oregon State University.

Robert E. Salmon joined NetApp in January 1994 and was appointed executive vice president, field operations in December 2005. Mr. Salmon has served as the Company’s executive vice president of worldwide sales since September 2004. From August 2003 to September 2004, Mr. Salmon served as the Company’s senior vice president of worldwide sales and from May 2000 to August 2003, Mr. Salmon served as the Company’s vice president of

North American sales. Mr. Salmon joined the Company in 1994 after nearly ten years with Sun Microsystems and Data General Corporation. Mr. Salmon graduated from California State University, Chico with a B.S. degree in computer science.

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

The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about this Public Reference Room is available by calling (800) SEC-0330.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	Changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	General decrease in global corporate spending on information technology leading to a decline in demand for our products;

•	A shift in federal government spending patterns;

•	The possible effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting;

•	The level of competition in our target product markets;

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	The size, timing and cancellation of significant orders;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Changes in our pricing in response to competitive pricing actions;

•	Our ability to develop, introduce and market new products and enhancements in a timely manner;

•	Supply constraints;

•	Technological changes in our target product markets;

•	The levels of expenditure on research and development and sales and marketing programs;

•	Our ability to achieve targeted cost reductions;

•	Excess or inadequate facilities;

•	Disruptions resulting from new systems and processes as we continue to enhance and adapt our system infrastructure to accommodate future growth;

•	Future accounting pronouncements and changes in accounting policies and estimates; and

•	Seasonality; for example, as the size of our business has grown, we have begun to see a seasonal decline in revenues in the first quarter of our fiscal year. Sales to the U.S. government also tend to be stronger during our second fiscal quarter, concurrent with the end of the U.S. federal government’s fiscal year end in September.

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

Due to all of the foregoing factors, it is possible that in one or more quarters our results may fall below our forecasts and the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely decrease.

We cannot assure you that our OEM relationship with IBM will generate significant revenue.

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an OEM agreement that enables IBM to sell IBM branded solutions based on NetApp unified solutions, including NearStore and the V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore, we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing. In the event that sales through IBM increase, we may experience distribution channel conflicts between our direct sales force and IBM or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. We cannot assure you that this OEM relationship will generate significant revenue or that this strategic partnership will continue to be in effect for any specific period of time.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

An element of our strategy to increase revenue is to strategically partner with major third party software and hardware vendors that integrate our products into their products and also co-market our products with these vendors. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time.

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

We cannot assure you that we will be able to maintain existing resellers and attract new resellers and that channel conflicts will not materially adversely affect our channel relationships. In addition, we do not have exclusive relationships with our resellers and accordingly there is a risk that those resellers may give higher priority to products of other suppliers, which could materially adversely affect our operating results.

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In fiscal 2008, our indirect channels accounted for 63.0% of our consolidated revenues.

In order for us to maintain our current revenue sources and maintain or increase our revenue, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may offer products that are competitive to ours. In addition, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sales, and support of our competitors’ products than ours. If we fail to effectively manage our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue, which would have a materially adverse affect on our business, financial condition and results of operations. Additionally, if we do not manage distribution of our products and services and support effectively, or if our resellers’ financial condition or operations weaken, our revenues and gross margins could be adversely affected.

The U.S. government has contributed to our revenue growth and has become an important customer for us. Future revenue from the U.S. government is subject to shifts in government spending patterns. A decrease in government demand for our products, or an adverse outcome in an ongoing investigation by the GSA and the Department of Justice, could materially affect our growth and result in civil penalties and a loss of revenues.

The U.S. government has become an important customer for the storage market and for us; however, government demand is unpredictable, and there can be no assurance that we will maintain or grow our revenue from the U.S. government. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending. If the government or individual agencies within the government reduce or shift their capital spending pattern, our financial results may be harmed.

Selling our products to the U.S. government also subjects us to certain regulatory requirements. We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We are cooperating with the investigation and have produced documents and met with the Department of Justice on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition.

The market price for our common stock has fluctuated significantly in the past and will likely continue to do so in the future.

The market price for our common stock has experienced substantial volatility in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to:

•	Fluctuations in our operating results;

•	Variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Changes in analysts’ recommendations or projections;

•	Inquiries by the SEC, NASDAQ, law enforcement or other regulatory bodies;

•	Economic developments in the storage and data management market as a whole;

•	International conflicts and acts of terrorism;

•	Announcements of new products, applications or product enhancements by us or our competitors;

•	Changes in our relationships with our suppliers, customers and channel and strategic partners; and

•	General market conditions.

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies. Additionally, certain macroeconomic factors such as changes in interest rates, the market climate for the technology sector and levels of corporate spending on IT could also have an impact on the trading price of our stock. As a result, the market price of our common stock may fluctuate significantly in the future, and any broad market decline, as well as our own operating results, may materially and adversely affect the market price of our common stock.

Macroeconomic conditions and an IT spending slowdown as well as variations in our expected operating performance may continue to cause volatility in our stock price. We are unable to predict changes in general economic conditions and whether or to what extent global IT spending rates will be affected. Furthermore, if there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results, and stock price may continue to be adversely affected.

Our forecasts of our revenues and earnings outlook may be inaccurate and could materially and adversely impact our business or our planned results of operations.

Our revenues are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts varies from customer to customer, can be difficult to estimate, and requires management judgment. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and could materially and adversely impact our business or our planned results of operations. In particular, a slowdown in IT spending, weak general economic conditions or evolving technology can reduce the conversion rate in a particular quarter as our customers’ purchasing decisions are delayed, reduced in amount, or cancelled.

In addition, we apply the provisions of Statement of Position 97-2 and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. If we are unable to establish fair value for undelivered elements of a customer order, revenue relating to the entire order may be deferred until the revenue recognition criteria for all elements of the customer order are met. This could lower our net revenue in one period and increase it in future periods, resulting in greater variability in net revenue and income both on a period-to-period basis and on an actual versus forecast basis.

If we are unable to successfully implement our global brand awareness campaign, we may not be able to increase our customer base, market share, or revenue, and our operating results will be adversely affected.

We believe that building our global brand awareness is a key factor to the long term success of our business and will be crucial in order for us to grow our customer base, increase our market share, and accelerate our revenue growth. In order to increase this awareness, we launched a new branding campaign in March 2008, which includes a new company name, logo, tagline and new corporate messaging. We are also increasing our sales headcount in order to leverage our brand awareness campaign and build demand for our products with both new and existing customers. We are currently incurring, and will continue to incur, significant expenses as a result of these investments. If we are not successful in achieving our desired growth in revenue, customers, demand and market share, whether on the time line we have forecasted or at all, our operating results will be adversely affected.

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, if we fail to manage the transition between our new and old products, or if we cannot provide the expected level of service and support for our new products, our operating results could be materially and adversely affected.

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and storage security appliances and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical risks. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially and adversely affected. Furthermore, new or additional product introductions may also adversely affect our sales of existing products, which could also materially and adversely affect our operating results.

As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities. Furthermore, provision of greater levels of services may result in a delay in the timing of revenue recognition due to the provisions of Statement of Position No. 97-2 and related interpretations.

Our gross margins may vary based on the configuration of our product and service solutions, and such variation may make it more difficult to forecast our earnings.

We derive a significant portion of our sales from the resale of disk drives as components of our storage systems, and the resale market for disk drives is highly competitive and subject to intense pricing pressures. Our sales of disk drives generate lower gross margin than those of our storage systems. As a result, as we sell more highly configured systems with greater disk drive content, overall gross margin may be negatively affected.

Our product gross margins have been and may continue to be affected by a variety of other factors, including:

•	Demand for storage and data management products;

•	Pricing actions, rebates, initiatives, discount levels and price competition;

•	Direct versus indirect and OEM sales;

•	Product and add-on software mix;

•	The mix of services as a percentage of revenue;

•	The mix and average selling prices of products;

•	The mix of disk content;

•	New product introductions and enhancements;

•	Excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products; and

•	The cost of components, manufacturing labor, quality, warranty and freight.

Changes in service gross margins may result from various factors such as:

•	Continued investments in our customer support infrastructure;

•	Changes in the mix between technical support services and professional services; and

•	The timing of technical support service contract initiations and renewals.

An increase in competition could materially and adversely affect our operating results.

The storage markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and nearline storage system products and our associated storage software portfolio compete primarily with storage system products and data management software from EMC, HDS, HP, IBM, and Sun/StorageTek. We also see Dell, Inc. as a competitor in the storage marketplace, primarily through its business partnership with EMC, which allows Dell to resell EMC storage hardware and software products. We have also historically encountered less-frequent competition from other companies, including LSI Logic. In the secondary storage market, which includes the disk-to-disk backup, compliance, and business continuity segments, our solutions compete primarily against products from EMC and Sun/StorageTek. Our NearStore VTL appliances also compete with traditional tape backup solutions in the broader data backup/recovery space. Additionally, a number of small, new companies are currently attempting to enter the storage systems and data management software markets and the near-line and NearStore VTL storage markets, some of which may become significant competitors in the future.

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

We rely on a limited number of suppliers, and any disruption or termination of our supply arrangements could delay shipment of our products and could materially and adversely affect our operating results.

We rely on a limited number of suppliers for components such as disk drives, computer boards and microprocessors utilized in the assembly of our products. In recent years, rapid industry consolidation has led to fewer component suppliers, which could subject us to periodic supply constraints and price rigidity.

Our reliance on a limited number of suppliers involves several risks, including:

•	A potential inability to obtain an adequate supply of required components;

•	Supplier capacity constraints;

•	Price increases;

•	Timely delivery; and

•	Component quality.

Component quality risk is particularly significant with respect to our suppliers of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives, microprocessors and semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. We cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, problems with respect to yield and quality of such components and timeliness of deliveries could occur. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our operating results. Such delays could also damage relationships with current and prospective customers and suppliers.

In addition, we license certain technology and software from third parties that are incorporated into our products. If we are unable to obtain or license the technology and software on a timely basis or on acceptable terms, we will not be able to deliver products to our customers in a timely manner.

The loss of any contract manufacturers or the failure to accurately forecast demand for our products or successfully manage our relationships with our contract manufacturers could negatively impact our ability to manufacture and sell our products.

We currently rely on several contract manufacturers to manufacture our products in multiple locations around the world. Our reliance on our third party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change contract manufacturers or bring certain manufacturing in-house, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. To date, we do not have any significant purchase commitments under our agreements with contract manufacturers.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. We may need to increase our material purchases, contract manufacturing capacity and quality functions to meet anticipated demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or their inability to obtain raw materials suitable for our needs could cause a delay in our ability to fulfill orders.

Our future financial performance depends on growth in the storage and data management markets. If these markets do not continue to grow at the rates we expect and upon which we calculate and forecast our growth, our operating results will be materially and adversely impacted.

All of our products address the storage and data management markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and data management markets and on our ability to adapt to emerging standards in these markets. We cannot assure you that the markets for storage and data management will continue to grow or that emerging standards in these markets will not adversely affect the growth of UNIX, Windows and the World Wide Web server markets upon which we depend.

For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceutical and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability and permanence (such as Rule 17(a)(4) of the Securities Exchange Act of 1934, as amended) in the United States and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and we will not be able to expand our product offerings in these market and geographical segments at the rates for which we have forecast.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our financial results.

At April 25, 2008, and April 27, 2007, we had $1,487.3 million and $1,430.7 million, respectively, in cash, cash equivalents, marketable securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, money market funds, corporate securities, municipalities and the United States government and its agencies, and auction rate securities. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events such as the sub-prime mortgage crisis in the United States which has affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents, marketable securities and restricted investments are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. Currently, we do not use derivative financial instruments in our investment portfolio. Because we have the ability and intent to hold our available-for-sale investments until maturity, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. However, we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates. Currently, we do not use financial derivatives to hedge our interest rate exposure.

Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our earnings.

Auction rate securities or, ARS, held by us are securities with long term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which historically has provided a liquid market for these securities.

Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $76.2 million at April 25, 2008. For each failed auction, the interest rate moves to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

We believe that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these investments. Based on an analysis of the fair value and marketability of these investments, we recorded a temporary impairment within other accumulated comprehensive income, an element of stockholders’ equity on our balance sheet, of approximately $3.5 million at April 25, 2008. In addition, we have classified all of our auction rate securities that were not liquidated before April 25, 2008 as long-term assets in our consolidated balance sheet as of April 25, 2008 as our ability to liquidate such securities in the next 12 months is uncertain. If liquidity issues in the global credit market continue, or worsen, or if we experience reduced credit quality, extended illiquidity or realize reduced valuations of our ARS investments, we may determine that we have experienced an other-than-temporary decline in fair value in these long-term assets, which could adversely impact our financial results.

Our leverage and debt service obligations may adversely affect our financial condition and results of operations.

As a result of our sale of $1.265 billion of 1.75% convertible senior notes in June 2008 (the “Notes”), we have a greater amount of long-term debt than we have maintained in the past. We also have two credit facilities and various synthetic lease arrangements. As of April 25, 2008, as adjusted to give effect to the issuance of the Notes as of such date, we would have had approximately $1.438 billion of long-term debt outstanding. In addition, subject to the restrictions in our existing and any future financings agreements, we may incur additional debt.

Our maintenance of higher levels of indebtedness could have important consequences because:

•	It could adversely affect our ability to satisfy our obligations;

•	An increased portion of our cash flows from operations may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	It may impair our ability to obtain additional financing in the future;

•	It may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	It may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding classes of debt.

Future issuances of common stock and hedging activities by holders of the Notes may depress the trading price of our common stock and the Notes.

Any issuance of equity securities after the Notes offering, including the issuance of shares upon conversion of the Notes, could dilute the interests of our existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to increase our capital, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

In addition, the price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock by holders of the Notes. The hedging or arbitrage could, in turn, affect the trading price of the Notes, or any common stock that holders receive upon conversion of the Notes.

Conversion of our Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes.

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. Upon conversion, we will satisfy our conversion obligation by delivering cash for the principal amount of a Note and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Notes as that portion of the debt instrument will always be settled in cash. The number of shares delivered upon conversion, if any, will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The note hedge and warrant transactions that we entered into in connection with the sale of the Notes may affect the trading price of our common stock.

In connection with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions with certain option counterparties (the “Counterparties”), which are expected to reduce the potential dilution to our common stock upon any conversion of the Notes. At the same time, we also entered into warrant transactions with the Counterparties pursuant to which we may issue shares of our common stock above a certain strike price. In connection with hedging these transactions, the Counterparties may have entered into various over-the-counter derivative transactions with respect to our common stock or purchased shares of our common stock in secondary market transactions at or following the pricing of the Notes. Such activities may have had the effect of increasing the price of our common stock. The Counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock or entering into other derivative transactions. Additionally, these transactions may expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk through specific minimum credit standards and the diversification of counterparties. The effect, if any, of any of these transactions and activities on the market price of our common stock or the Notes will depend, in part, on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

In addition, if our stock price exceeds the strike price for the warrants, there could be additional dilution to our shareholders, which could adversely affect the value of our common stock.

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and results. We are investing substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our profitability could be reduced if our business does not grow proportionately to our increase in fixed costs.

We have various synthetic lease arrangements with BNP Paribas Leasing Corporation (the lessor) for our headquarters office buildings in Sunnyvale, California and a data center in Research Triangle Park, North Carolina. These synthetic leases qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases (as amended), and are not considered variable interest entities under FIN No. 46R “Consolidation of Variable Interest Entities (revised).” Therefore, we do not include the properties or the associated debt on our condensed consolidated balance sheet. However, if circumstances were to change regarding our or BNP’s ownership of the properties, or in BNP’s overall portfolio, we could be required to consolidate the entity, the leased facilities and the associated debt.

If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNP. Therefore, if the fair value of the properties declines below that guaranteed minimum residual value, our residual value guarantee would require us to pay the difference to BNP, which could have a material adverse effect on our cash flows, results of operations and financial condition.

We have contractual commitments related to capital expenditures on construction or expansion of our facilities and data center. We may encounter cost overruns or project delays in connection with new facilities. These expansions will increase our fixed costs. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our profitability will be reduced.

We are subject to restrictive debt covenants pursuant to our indebtedness. These covenants may restrict our ability to finance our business and, if we do not comply with the covenants or otherwise default under them, we may not have the funds necessary to pay all amounts that could become due.

The agreements governing our credit facilities and synthetic lease arrangements contain, and any other future debt agreement we enter into may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•	Incur indebtedness;

•	Incur indebtedness at the subsidiary level;

•	Grant liens;

•	Sell all or substantially all our assets:

•	Enter into certain mergers;

•	Change our business;

•	Enter into swap agreements;

•	Enter into transactions with our affiliates; and

•	Enter into certain restrictive agreements.

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the Notes and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

Unfavorable economic and market conditions and global disruptions could adversely affect our operating results.

Our operating results may be adversely affected by unfavorable global economic and market conditions as well as the uncertain geopolitical environment. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for storage and data management caused by weakening economic conditions and customer decreases in corporate spending, deferral or delay of IT projects, longer time frames for IT purchasing decisions and generally reduced capital expenditures for IT storage solutions will result in decreased revenues and lower revenue growth rates for us. The network storage market growth declined significantly beginning in the third quarter of fiscal 2001 through fiscal 2003, causing both our revenues and operating results to decline. If the storage and data management markets grow more slowly than anticipated, or if emerging standards other than those adopted by us become increasingly accepted by these markets, our operating results could be materially and adversely affected.

Turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, may continue to put pressure on global economic conditions. We have no assurance that the consequences from these events will not disrupt our operations in either the U.S. or other regions of the world. Continued increases in energy prices, declining economic conditions and global credit and liquidity issues could also affect our future operating results. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate, we may experience material adverse impacts on our business, operating results, and financial condition.

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct a significant portion of our business outside the United States. A substantial portion of our revenues is derived from sales outside of the U.S. For example, in fiscal 2008, 47.1% of our total revenues were from international customers (including U.S. exports). In addition, we have several research and development centers overseas, and a substantial portion of our products are manufactured outside of the U.S. Accordingly, our business and our future operating results could be materially and adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenue. A decrease in the value of the U.S. dollar relative to foreign currencies could increase the cost of local operating expenses. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows. All balance sheet hedges are marked to market through earnings every quarter. The time-value component of our cash flow hedges is recorded in earnings while all other gains and losses are marked to market through other comprehensive income until forecasted transactions occur, at which time such realized gains and losses are recognized in earnings. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets as well as widening interest rate differentials and the volatility of the foreign exchange market. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles and difficulties in managing international operations. Such factors could materially and adversely affect our future international sales and consequently our operating results. Our international operations are subject to other risks, including general import/export restrictions and the potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights than U.S. law.

A significant portion of our cash and cash equivalents balances are held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations and strategic opportunities and service our debt, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.

A portion of our earnings which is generated from our international operations is held and invested by certain of our foreign subsidiaries. These amounts are not freely available for dividend repatriation to the United States without triggering significant adverse tax consequences, which could adversely affect our financial results. As a result, unless the cash generated by our domestic operations is sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to expand our existing credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, in particular in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign cash and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be materially adversely affected.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate;

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction different than our estimates;

•	Changing tax laws, accounting standards, such as occurred with the introduction of SFAS No. 123R and FIN No. 48, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Changes in tax laws or the interpretation of such tax laws;

•	Tax assessments or any related tax interest or penalties could significantly affect our income tax expense for the period in which the settlements take place; and

•	A change in our decision to indefinitely reinvest foreign earnings.

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits. Our international operations currently benefit from a tax ruling concluded in the Netherlands, which expires in 2010. If we are unable to renegotiate a similar tax ruling upon expiration of the current ruling, our effective tax rate could increase and our operating results could be adversely affected. Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole.

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or pending litigation. Our management does not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and our results of operations and cash flows. If the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

We may face increased risks and uncertainties related to our current or future acquisitions and investments in nonmarketable securities of private companies, and these investments may not achieve our objectives.

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. We may engage in future acquisitions that dilute our stockholders’ investments and cause us to use cash, incur debt, or assume contingent liabilities.

Acquisitions of companies entail numerous risks, and we may not be able to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value. Integration risks and issues may include, but are not limited to, key personnel retention and assimilation, management distraction, technical development and unexpected costs and liabilities, including goodwill impairment charges. In addition, we may be unable to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition and results of operations.

On occasion, we invest in nonmarketable securities of private companies. As of April 25, 2008, the carrying value of our investments in nonmarketable securities totaled $11.2 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired.

If we fail to manage our expanding business effectively, our operating results could be materially and adversely affected.

Our future operating results depend to a large extent on management’s ability to successfully manage expansion and growth, including but not limited to expanding international operations, forecasting revenues, addressing new markets, controlling expenses, implementing and enhancing infrastructure, investing in people, facilities and capital equipment and managing our assets. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially and adversely affect our operating results.

In addition, continued expansion could strain our current management, financial, manufacturing and other existing systems and may require us to improve those existing systems or implement new ones. If we experience any problems with the improvement or expansion of these systems, procedures or controls, or if these systems, procedures or controls are not designed, implemented or improved in a cost-effective and timely manner, our operations may be materially and adversely affected. In addition, any failure to implement, improve and expand such systems, procedures and controls in a timely and efficient manner could harm our growth strategy and materially and adversely affect our financial condition and ability to achieve our business objectives.

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

Our expense levels are based in part on our expectations as to future sales, and a significant percentage of our expenses are fixed. As a result, if sales levels are below expectations or previously higher levels, net income will be affected in a material and adverse manner.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts or other catastrophic events.

Any political, military, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption caused by fire, floods, hurricanes, power loss, power shortages, telecommunications failures, break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

We depend on attracting and retaining qualified technical and sales personnel. If we are unable to attract and retain such personnel, our operating results could be materially and adversely impacted.

Our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified technical and sales personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate and retain qualified engineers with the requisite education, background and industry experience. Competition for qualified engineers, particularly in Silicon Valley, can be intense. The loss of the services of a significant number of our engineers or salespeople could be disruptive to our development efforts or business relationships and could materially and adversely affect our operating results.

Undetected software errors, hardware errors, or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues. Product quality problems could lead to reduced revenue, gross margins and net income.

Our products may contain undetected software errors, hardware errors or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially and adversely affect our operating results.

If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenue, margins and net income.

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

We are a party to lawsuits in the normal course of our business, including our ongoing litigation with Sun Microsystems. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

If we are unable to protect our intellectual property, we may be subject to increased competition that could materially and adversely affect our operating results. Our success depends significantly upon our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. Some of our U.S. trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers, strategic partners and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We cannot assure you that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position.

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

We are subject to intellectual property infringement claims. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights. Third parties may in the future claim infringement by us with respect to current or future products, patents, trademarks or other proprietary rights. We expect that companies in the network storage market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or to enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

Our business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC, and NASDAQ, have implemented requirements and regulations and continue developing additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

We completed our evaluation of our internal controls over financial reporting for the fiscal year ended April 25, 2008 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of April 25, 2008, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.

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

Our ability to forecast earnings is limited by the impact of new and existing accounting requirements such as SFAS No. 123R.

The Financial Accounting Standards Board requires companies to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of income. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life and forfeiture rate. We have chosen to base our estimate of future volatility using the implied volatility of traded options to purchase our common stock as permitted by SAB No. 107. Management applies judgment when determining estimated forfeiture rates. We base our estimates on historical experience and on various other assumptions management believes to be reasonable under the circumstances, actual results may differ significantly from these estimates under different assumptions or conditions and, as a result, could have a material impact on our financial position and results of operations. Given the unpredictable nature of the “Black Scholes” variables and other management assumptions such as number of options to be granted, underlying strike price and associated income tax impacts, it is very difficult to forecast stock-based compensation expense for any given quarter or year. Any changes in these highly subjective assumptions may significantly impact our ability to make accurate forecasts of future earnings and volatility of our stock price. If another party asserts that the fair value of our employee stock options is misstated, securities class action litigation could be brought against us, or the market price of our common stock could decline, or both could occur. As a result, we could incur significant losses, and our operating results may be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters site for corporate general administration, sales and marketing, research and development, global services, and operations is located in Sunnyvale, California. We own and occupy approximately 740,000 square feet of space in buildings at our Sunnyvale headquarters. In addition, we own a 520,000 square foot facility in the Research Triangle Park, North Carolina, of which approximately 365,000 square feet is occupied by us primarily for research and development and global services.

In addition, we have commitments related to various lease arrangements with BNP Paribas LLC (“BNP”) for approximately 1,063,971 square feet of office space and a parking structure for our headquarters in Sunnyvale, California and a data center in Research Triangle Park, North Carolina (as further described below under “Contractual Cash Obligations and Other Commercial Commitments” in Item 7 and Note 4 under Item 8).

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

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (“Sun”). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed another lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern

District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of April 25, 2008.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We are cooperating with the investigation and have produced documents and met with the Department of Justice on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation is still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of April 25, 2008.

Item 4.	Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the NASDAQ Global Select Market (and its predecessor, the Nasdaq National Market) on November 21, 1995, and is traded under the symbol “NTAP.” As of June 20, 2008 there were 1,066 holders of record of the common stock. The closing price for our common stock on June 20, 2008 was $23.30. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First Quarter	$39.05	$28.68	$37.58	$26.92
Second Quarter	32.04	22.97	39.63	28.99
Third Quarter	31.49	20.38	41.28	35.54
Fourth Quarter	23.78	19.49	40.49	34.93

The following graph shows a five-year comparison of cumulative total return on our common stock, the NASDAQ Composite Index and the S&P 500 Information Technology Index from April 30, 2003 through April 25, 2008. The past performance of our common stock is no indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among NetApp, Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

*	$100 invested on April 30, 2003 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

	4/03	4/04	4/05	4/06	4/07	4/08
NetApp, Inc.	100.00	140.35	201.13	279.56	280.62	182.50
NASDAQ Composite	100.00	134.18	134.93	165.79	181.16	173.24
S&P Information Technology	100.00	125.96	123.76	144.60	158.98	150.17

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1A. Business — Risk Factors.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Unregistered Securities Sold in Fiscal 2008

We did not sell any unregistered securities during fiscal 2008.

Issuer Purchases of Equity Securities

The table below sets forth activity in the fourth quarter of fiscal 2008:

				Approximate
				Dollar Value of
			Total Number of	Shares
			Shares	That May Yet
			Purchased as	be Purchased
	Total Number of	Average	Part of the	Under the
	Shares	Price Paid	Repurchase	Repurchase
Period	Purchased	per Share	Program(1)	Program(2)

January 26, 2008 — February 22, 2008	—	$—	84,515,286	$555,696,939
February 23, 2008 — March 21, 2008	2,850,000	$20.86	87,365,286	$496,244,304
March 22, 2008 — April 25, 2008	—	$—	87,365,286	$496,244,304

Total	2,850,000	$20.86	87,365,286	$496,244,304

(1)	This amount represents the total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	Since May 13, 2003, our Board of Directors has authorized various stock repurchase programs. As of April 25, 2008, total authorizations to date amounted to $3,023,638,730 of our common stock under these stock repurchase programs. During the three-month period ended April 25, 2008, we repurchased 2,850,000 shares of our common stock at a weighted-average price of $20.86 per share for an aggregate purchase price of $59,452,635. As of April 25, 2008, we had repurchased 87,365,286 shares of our common stock at a weighted-average price of $28.93 per share for an aggregate purchase price of $2,527,394,528 since inception of the current stock repurchase program. The remaining authorized amount for stock repurchases under this program was $496,244,304 with no termination date.

Item 6.	Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Five Fiscal Years Ended April 25, 2008

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Total Revenues	$3,303,167	$2,804,282	$2,066,456	$1,598,131	$1,170,310
Income from Operations	313,600	301,242	308,291	253,187	158,463
Net Income(1)	309,738	297,735	266,452	225,754	152,087
Net Income per Share, Basic	0.88	0.80	0.72	0.63	0.44
Net Income per Share, Diluted	0.86	0.77	0.69	0.59	0.42
Cash, Cash Equivalents and Short-Term Investments	1,164,390	1,308,781	1,322,892	1,169,965	807,965
Total Assets	4,070,988	3,658,478	3,260,965	2,372,647	1,877,266
Short-Term Debt	—	85,110	166,211	—	—
Long-Term Deferred Revenue	637,889	472,423	282,149	187,180	112,337
Long-Term Debt and Other	318,658	9,487	138,200	4,474	4,858
Total Stockholders’ Equity	1,700,339	1,989,021	1,923,453	1,660,804	1,415,848

(1)	Net income for fiscal 2006 included an income tax expense of $22.5 million or approximately $0.06 per share related to the American Jobs Creation Act (the “Jobs Act”) and the repatriation of foreign subsidiary earnings back to the U.S. Net income for fiscal 2004 included an income tax benefit of $16.8 million or approximately $0.05 per share associated with a favorable foreign tax ruling.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth under “Item 8. Financial Statements and Supplementary Data”. The following discussion also contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Risk Factors set forth in “Item 1. Business” are hereby incorporated into the discussion by reference.

Overview

Enterprises are generating large quantities of data. We are experiencing a worldwide proliferation of data, driven by the rapid growth of broadband Internet access, the proliferation of data devices, exponential growth of digital information, and the need to protect critical data through replication. Significant data growth, tough economic conditions, physical data center limitations, including power, heat, space, and new, agile software development methodologies continue to stress enterprise storage infrastructure. Greater global demands on data access, more complex legal requirements, increasing consequences for data outages, and the need for greater data longevity all contribute to the growing burden on IT professionals. As the volume of data grows, so does the complexity of data storage and management. Data ownership and the burdens of managing data continue to challenge our enterprise customers.

In response, enterprises are looking for solutions to help simplify data storage and IT administration, improve the capabilities of storage systems and reduce total costs of ownership. Companies are migrating toward modular, unified storage systems and away from large, fixed, expensive, frame-class arrays and inefficient direct-attached storage. To maximize infrastructure efficiency, multiple dedicated servers can now be replaced by virtual servers sharing network-based resources such as common storage. There is a growing trend toward consolidating storage and serving a variety of applications from a unified storage pool.

During fiscal 2008, we continued to help customers transform their data center architectures through higher efficiencies and asset utilization, greater power and space savings, and innovative data center design and data management techniques. We also continued to make progress across many areas of the organization, including broadening and enhancing our enterprise solutions, supporting our channel and partners, and deepening our professional services coverage. We strengthened our strategic partnerships with server virtualization partners and leveraged our storage grid architecture to enable customers to scale their server and storage infrastructures, reduce costs, maximize asset utilization and keep data highly available. In March 2008, we launched a global branding and awareness campaign to increase the visibility of NetApp in the broader IT market. We believe that building our global brand awareness is a key factor to the long term success of our business in order to grow our customer base, increase our market share, and accelerate our revenue growth. The Onaro acquisition, completed on January 28, 2008, expanded our heterogeneous storage infrastructure and strengthened our storage and data management software portfolio by providing customers with new storage service management and change management capabilities. In addition, with our product introductions, we further extended our ability to help customers do “more with less”.

Our fiscal 2008 revenue growth was driven by continued demand across the world for our solutions particularly in international markets, and increased revenue from our U.S. commercial enterprise and U.S. Federal business, partially offset by continued softness in our top enterprise accounts. Revenue growth was attributable to increased product revenue with an expanded portfolio of new products and solutions for enterprise customers, increased software entitlements and maintenance revenue, and increased service revenue and was partially offset by lower-cost-per-megabyte disks and lower average selling prices of our older generation products. We believe our products continue to offer the best price-performance value in the industry.

While we reported solid results for fiscal 2008, we were not immune to macroeconomic conditions. We believe that our storage solutions provide customers with value propositions that will enable us to continue to gain market share in a more constrained spending environment. Our strategic investments are targeted at some of the strongest areas of the storage market, such as modular storage, archive and compliance, data protection, data management, data permanence, data security and privacy, iSCSI and grid computing. We believe that we are well positioned in the fastest growth segments of the storage market to capitalize on an IT spending recovery. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, and if there is reduced or no demand for our products, our expected rate of revenue growth could be materially impacted. Continued revenue growth depends on the introduction and market acceptance of new products and solutions and continued market demand for our products. We will continue to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will result in achieving our financial objectives.

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

Our multiple element arrangements include our systems and one or more of the following undelivered software-related elements: software entitlements and maintenance, premium hardware maintenance, and storage review services. Our software entitlements and maintenance entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenues from software entitlements and maintenance, premium hardware maintenance services and storage review services are recognized ratably over the contractual term, generally from one to three years. Standard hardware warranty costs are considered an obligation under SFAS No. 5, Accounting for Contingencies and expensed as a cost of service when revenue is recognized; such costs were $27.0 million in fiscal 2008, $22.1 million in fiscal 2007, and $18.5 million in fiscal 2006. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory. For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

For our undelivered software-related elements, we apply the provisions of SOP No. 97-2 and determine fair value of these undelivered elements based on vendor-specific objective evidence (“VSOE”), which for us consists of the prices charged when these services are sold separately either alone, in the case of software entitlements and maintenance, or as a bundled element which always includes software entitlements and maintenance and premium hardware maintenance, and may also include storage review services. To determine the fair value of these elements, we analyze both the selling prices when elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE of fair value for the undelivered elements. If VSOE cannot be obtained to establish fair value of the undelivered elements, paragraph 12 of SOP No. 97-2 would require that revenue from the entire arrangement be initially deferred and recognized ratably over the period these elements are delivered.

For income statement presentation purposes, once fair value has been determined for our undelivered bundled elements, we allocate revenue first to software entitlements and maintenance, based on VSOE of its fair value with the remainder allocated to other service revenues.

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

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of our current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of allowance for doubtful accounts estimate by reviewing past collectibility and adjust it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses. Our allowance for doubtful accounts as of April 25, 2008 was $2.4 million, compared to $2.6 million as of April 27, 2007. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Under our accounting policy we perform an annual review in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2008 we performed such evaluation and found no impairment. However, any future write-downs of goodwill would adversely affect our operating margins. As of April 25, 2008, our assets included $680.1 million in goodwill. See Note 14, “Goodwill and Purchased Intangible Assets,” to our Consolidated Financial Statements.

During fiscal 2008, we recorded goodwill of $79.2 million in connection with our Onaro acquisition and a decrease of goodwill for $0.2 million in connection with the escrow received from our Topio acquisition in fiscal 2007.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $28.6 million as of April 25, 2008, compared to $21.0 million as of April 27, 2007 on certain of our deferred tax assets. We adopted SFAS No. 123R effective the beginning of our fiscal year ended April 27, 2007. Under SFAS No. 123R, tax attributes related to the exercise of employee stock options should not be realized until they result in a reduction of taxes payable. Pursuant to Footnote 82 of SFAS No. 123R, on a prospective basis we no longer include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowance excluded under Footnote 82 for the years ended April 25, 2008 and April 27, 2007 are $245.1 million and $363.3 million, respectively.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation. Effective September 27, 2007, the IRS’s Large and Mid-Sized Business Division (“LMSB”) released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge (buy-in payment) for internally developed (pre-existing) as well as acquisition-related intangible property that is made available to a qualified CSA. We have evaluated the IRS’s positions in this CIP and have concluded that it will not have a material adverse impact on our consolidated financial position and the results of operations and cash flows. Furthermore, our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect on our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

Effective March 20, 2008, the IRS’s LMSB also released a CIP with respect to the cost sharing of stock based compensation. Specifically, this CIP provides guidance to IRS personnel concerning stock based compensation related to a CSA by providing that the parties to a CSA will share all costs related to intangible development of the covered intangibles, including but not limited to, salaries, bonuses, and other payroll costs and benefits. Taxpayers should include all forms of compensation in the cost pool, including those costs related to stock-based compensation. We have evaluated the IRS’s positions in this CIP and have concluded that it will not have a material adverse impact upon our consolidated financial position and the results of operations and cash flows.

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

Inventory Write-Downs

Our inventory balance was $70.2 million as of April 25, 2008, compared to $54.9 million as of April 27, 2007. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We perform an in-depth excess and obsolete analysis of our inventory based upon assumptions about future demand and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margins in the period when the written-down inventory is sold. During the past few years, our inventory reserves have generally been sufficient to cover excess and obsolete exposure and have not required material changes in subsequent periods.

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

Restructuring Accruals

In fiscal 2002, we implemented a restructuring plan related to the closure of an engineering facility and consolidation of resources to our Sunnyvale headquarters. In fiscal 2006, we implemented a restructuring plan related to the move of our global service center operations. In determining restructuring charges, we analyze our future business requirements in order to properly align and manage our business commensurate with our future revenue levels.

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

Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring and lease loss accruals in the future. We estimated our facility restructuring reserve to be $1.9 million as of April 25, 2008. In fiscal 2008, we recorded charges of $0.4 million to the restructuring reserve resulting from a change in estimated operating expenses and rent escalations. In fiscal 2006, our facility restructuring reserve included a $1.3 million reduction related to the execution of a new sublease agreement for our Tewksbury facility, net of related costs.

Impairment Losses on Investments

All of our available-for-sale investments and nonmarketable securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our ability and intent to hold investments to maturity or for a period of time sufficient to allow for any anticipated recovery in fair value. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices, liquidation values or other metrics. For investments in publicly held companies, we recognize an impairment charge when the declines in the fair values of our investments in these companies are below their cost basis and are judged to be other-than-temporary. The ultimate value realized on these investments in publicly held companies is subject to market price volatility until they are sold.

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

As of April 25, 2008 and April 27, 2007, our short-term investments have been classified as “available-for-sale” and are carried at fair value. Currently, all marketable securities held by us are classified as available-for-sale and our entire auction rate securities (ARS) portfolio is classified as long-term investments. The ARS held by us are securities with long term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education. We believe that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these investments. Based on an analysis of the fair value and marketability of these investments, we recorded a temporary impairment within other accumulated comprehensive income, an element of stockholders’ equity on our balance sheet, of approximately $3.5 million at April 25, 2008.

The valuation models used to estimate the auction rate securities fair value included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional temporary impairment on our auction rate securities portfolio. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and will record additional temporary or other-than-temporary impairments if future circumstances warrant such charges.

For nonmarketable securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities, and general market conditions in the investees’ industries. The carrying value of our investments in privately-held companies were $11.2 million and $8.9 million as of April 25, 2008 and April 27, 2007, respectively. During fiscal 2008, we recorded an impairment of $1.6 million for investments in privately-held companies, which was recorded in net gain (loss) on investments in our Consolidated Statements of Income.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. Any changes in these highly subjective assumptions may significantly impact the stock-based compensation expense for the future.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In fiscal 2008, 2007 and 2006, we did not identify or accrue for any loss contingencies. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new final Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).” Under the final FSP, cash settled convertible securities would be separated into their debt and equity components. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the debt would be recorded at a discount reflecting its below-market coupon interest rate. The debt would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The final FSP requires explicit disclosure requirements and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This final FSP is to be applied retrospectively to all periods presented. This standard will have an effect on the company’s convertible debenture sold in June 2008 as described in Note 17, Subsequent Events.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. This statement is effective for our fourth quarter of fiscal 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

Effective April 28, 2007, we adopted FASB Interpretation (“FIN”) No. 48. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under SFAS No. 109, “Accounting for Income Taxes,” and substantially changes the applicable accounting model. There was no cumulative effect from the adoption of FIN No. 48. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. See “Note 8, Income Taxes,” for further discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. We are required to adopt SFAS No. 159 at the beginning of the first quarter of fiscal 2009, which began on April 26, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 affects other accounting pronouncements that require or permit fair value measurements where the FASB has previously concluded that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements, but may change current practice in some instances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 in the first quarter of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP 157-2 is not expected to have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Year Ended
	April 25,	April 27,	April 28,
	2008	2007	2006

Revenues:
Product	67.9%	74.4%	76.3
Software entitlements and maintenance	14.7	12.2	11.6
Service	17.4	13.4	12.1

	100.0	100.0	100.0
Cost of Revenues:
Cost of product	27.6	29.0	29.8
Cost of software entitlements and maintenance	0.3	0.4	0.4
Cost of service	11.2	9.8	9.0

Gross Margin	60.9	60.8	60.8

Operating Expenses:
Sales and marketing	32.6	32.0	28.9
Research and development	13.7	13.7	12.2
General and administrative	5.2	5.3	4.6
Acquired in process research and development	—	—	0.2
Restructuring charges (recoveries)	—	—	—
Gain on sale of assets	—	(0.9)	—

Total Operating Expenses	51.5	50.1	45.9

Income from Operations	9.4	10.7	14.9
Other Income (Expenses), Net:
Interest income	2.0	2.5	2.1
Interest expense	(0.2)	(0.4)	(0.1)
Net gain (loss) on investments	0.4	(0.1)	—
Other income (expenses), net	—	0.1	0.1

Total Other Income, Net	2.2	2.1	2.1

Income Before Income Taxes	11.6	12.8	17.0
Provision for Income Taxes	2.2	2.2	4.1

Net Income	9.4%	10.6%	12.9%

Fiscal 2008 Compared to Fiscal 2007

Total Revenues — Total revenues increased by 17.8% to $3,303.2 million in fiscal 2008, from $2,804.3 million in fiscal 2007. Our fiscal 2008 revenue growth was attributable to increased product revenues, software entitlements and maintenance revenues, and service revenues, and was partially offset by reduced revenues from older generation products. Sales through our indirect channels, including resellers, distributors, and OEM partners, represented 63.0% and 59.6% of total revenues for fiscal 2008 and 2007, respectively.

Product Revenues — Product revenues increased by $156.6 million or 7.5% to $2,242.5 million in fiscal 2008, from $2,085.9 million in fiscal 2007. The increase was comprised of a net $151.2 million increase in unit volume and $5.4 million in price and product configuration.

Revenues from our expanded portfolio of new products for enterprise customers (products we began shipping in the last twelve months) increased $267.9 million, while revenues from our existing products rose $657.9 million. Increased revenues from new products included our FAS 2000 entry-level systems and recent product introductions in our FAS 6000 series high-end enterprise storage systems. Increased revenues from existing products were primarily from our FAS 3000 mid-range products.

These increases were partially offset by a $769.2 million decrease in shipments of our older generation products (older or end-of-life products with declining year over year revenue as well as products we no longer ship), including older generation FAS 3000 systems as well as our FAS 900 series systems and NearStore® R200 systems.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This wide variation in customized configuration can significantly impact revenue, cost of revenue, and gross margin performance. Price changes, volumes, and product model mix can also impact revenue, cost of revenue and gross margin performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year, and we pass along those price decreases to our customers while working to maintain relatively constant margins on our disk drives. While price per petabyte continues to decline, system performance and increased capacity have an offsetting impact on product revenue.

Software Entitlements and Maintenance Revenues — Software entitlements and maintenance revenues increased by 42.7% to $486.9 million in fiscal 2008, from $341.3 million in fiscal 2007. The year over year increase was due to a larger installed base of customers who have purchased or renewed software entitlements and maintenance. Software entitlements and maintenance revenues represented 14.7% and 12.2% of total revenues for fiscal 2008 and 2007, respectively.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 52.1% to $573.8 million in fiscal 2008, from $377.1 million in fiscal 2007.

Professional service revenue increased by 58.8% in fiscal 2008 compared to fiscal 2007. The increase was due to higher customer demand for our professional services in connection with the integration of our solutions into their IT environments. Service maintenance revenue increased by 51.2% in fiscal 2008 compared to fiscal 2007 due to an installed base which has grown over time as a result of new customer support contracts and renewals from existing customers.

While it is an element of our strategy to expand and offer more comprehensive global enterprise support and service solutions, we cannot assure you that service revenue will grow at the current rate in fiscal 2009 or beyond.

A large portion of our service revenues are deferred and, in most cases, recognized ratably over the service obligation period, which is typically one to three years. Service revenues represented 17.4% and 13.4% of total revenues for fiscal years 2008 and 2007, respectively.

Total International Revenues — Total international revenues (including U.S. exports) increased by 23.9% in fiscal year 2008 compared to fiscal 2007. Total international revenues were $1,554.3 million, or 47.1% of total revenues for fiscal 2008, compared to $1,254.0 million, or 44.7% of total revenues for fiscal 2007. The year over year increase was driven by the product, software entitlement and maintenance, and service revenue factors outlined above. We cannot assure you that we will be able to maintain or increase international revenues in fiscal 2009 or beyond.

Product Gross Margin — Product gross margin decreased to 59.4% in fiscal 2008 from 60.9% in fiscal 2007.

Product gross margin was negatively impacted by rebates and initiatives taken throughout the year and directed primarily to various indirect channels. We expect future product gross margin may continue to be impacted by a variety of factors including selective price reductions and discounts, increased indirect channel sales, increases in software revenues and new higher margin products.

Stock-based compensation expense included in cost of product revenues was $3.4 million in fiscal 2008 compared to $3.7 million in fiscal 2007. Amortization of existing technology included in cost of product revenues was $22.6 million and $17.6 million for fiscal 2008 and 2007, respectively. Estimated future amortization of existing technology to cost of product revenues will be $26.3 million for fiscal year 2009, $21.8 million for fiscal year 2010, $12.2 million for fiscal year 2011, $5.9 million for fiscal year 2012, $4.4 million for fiscal year 2013, and none thereafter.

Software Entitlements and Maintenance Gross Margin — Software entitlements and maintenance gross margin increased to 98.2% for fiscal 2008 from 97.0% for fiscal 2007. The improved software entitlements and maintenance gross margin year over year was due to larger installed base renewals and upgrades.

Service Gross Margin — Service gross margin increased to 35.6% in fiscal 2008 compared to 27.4% in fiscal 2007. Cost of service revenue increased by 35.1% to $369.8 million in fiscal 2008, from $273.6 million in fiscal 2007. Stock-based compensation expense of $10.4 million and $10.1 million was included in the cost of service revenue for fiscal 2008 and 2007, respectively.

The improvement in service gross margins year over year was primarily due to an increase in service revenue volume and improved productivity, partially offset by increased service infrastructure spending to support our customers. This spending included additional professional support engineers, increased support center activities and global service partnership programs. Service gross margins will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. For fiscal 2009, we expect service margins to experience some variability as we continue to build out our service capability and capacity to support our growing customer base and new products.

Sales and Marketing — Sales and marketing expense consists primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expense increased 20.1% to $1,075.6 million in fiscal 2008, from $895.8 million in fiscal 2007. This expense as a percentage of revenue increased to 32.6% in fiscal 2008, from 32.0% in fiscal 2007. The increase in sales and marketing expense was due to increased commission expense resulting from higher revenues, higher headcount, higher branding campaign costs, and the continued worldwide investment in our sales and global service organizations.

Stock compensation expense included in sales and marketing expense for fiscal 2008 was $65.4 million compared to $71.7 million in fiscal 2007. Amortization of trademarks/trade names and customer contracts/relationships included in sales and marketing expense was $4.2 million and $2.9 million in fiscal 2008 and fiscal 2007, respectively. Based on identified intangibles related to our acquisitions recorded at April 25, 2008, estimated future amortization such as trademarks and customer relationships included in sales and marketing expense will be $4.9 million for fiscal 2009, $4.8 million for fiscal 2010, $3.8 million for fiscal 2011, $2.6 million for fiscal 2012, $1.4 million for fiscal 2013 and $1.3 million thereafter.

We expect to continue to add sales capacity in an effort to expand our penetration of domestic and international markets, and establish and expand our distribution channels. We expect to increase sales and marketing expense to support our future revenue growth. We believe that our sales and marketing expense will increase in absolute dollars for fiscal 2009 due to increased headcount, sales and marketing related programs to support future revenue growth, higher branding campaign costs and real estate lease payments, partially offset by reduced discretionary spending.

Research and Development — Research and development expense consists primarily of salaries and benefits, stock-based compensation, prototype expenses, engineering charges, consulting fees, and amortization of capitalized patents.

Research and development expense increased 17.3% to $452.2 million in fiscal 2008 from $385.4 million in fiscal 2007. This expense as a percentage of revenue was 13.7% in both fiscal 2008 and 2007. The increase in research and development expense was primarily a result of increased headcount-related salaries and incentive compensation, and future product development. For both fiscal 2008 and 2007, no software development costs were capitalized.

Stock compensation expense included in research and development expense for fiscal 2008 was $46.6 million compared to $51.3 million in fiscal 2007. Also included in research and development expense is capitalized patents amortization of $2.0 million in both fiscal 2008 and 2007. Based on capitalized patents recorded at April 25, 2008, estimated future capitalized patent amortization expenses will be $0.5 million for fiscal year 2009, $0.1 million in fiscal 2010, and none thereafter.

We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We expect to continuously support current and future product development, broaden our existing product offerings and introduce new products that expand our solutions portfolio.

We believe that our research and development expense will increase in absolute dollars for fiscal 2009, primarily due to costs associated with the development of new products and technologies, headcount growth, and real estate lease payments.

General and Administrative — General and administrative expense increased 16.3% to $171.5 million for fiscal 2008 from $147.5 million for fiscal 2007. This expense as a percentage of revenue decreased slightly to 5.2% for fiscal 2008 from 5.3% for fiscal 2007. The increase in absolute dollars was primarily due to increased headcount and associated payroll expenses, higher expenses related to prior acquisitions, and increased professional and legal fees for general corporate matters.

We believe that our general and administrative expense will increase in absolute dollars for fiscal 2009 due to spending required to support and enhance our existing infrastructure as well as real estate lease payments, partially offset by reduced discretionary spending. Stock compensation expense included in general and administrative expense for fiscal 2008 and 2007 was $22.1 million and $26.2 million, respectively. Amortization of covenants not to compete included in general and administrative expense was $0.2 million and $1.0 million for fiscal 2008 and 2007, respectively.

Restructuring Charges — In fiscal 2002, we implemented a restructuring plan related to the closure of an engineering facility and consolidation of resources to our Sunnyvale headquarters. In fiscal 2006, we implemented a restructuring plan related to the move of our global service center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In fiscal 2008, we recorded charges of $0.4 million to the restructuring reserve resulting from a change in the estimated operating expenses and rent escalations related to our 2002 restructuring plan.

Of the reserve balance at April 25, 2008, $0.6 million was included in other accrued liabilities, and the remaining $1.3 million was classified as long-term obligations. The balance of the reserve relates to facilities and is expected to be paid by fiscal 2011.

The following analysis sets forth the significant components of the restructuring reserve at April 25, 2008 (in thousands):

		Severance-
		Related
	Facility	Amounts	Total

Reserve balance at April 30, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Recoveries	(1,256)	—	(1,256)
Cash payments and others	(862)	(521)	(1,383)

Reserve balance at April 28, 2006	$2,666	$338	$3,004
Recoveries	—	(74)	(74)
Cash payments and others	(582)	(264)	(846)

Reserve balance at April 27, 2007	$2,084	$—	$2,084
Cash payments	(607)	—	(607)
Restructuring charges	447	—	447

Reserve balance at April 25, 2008	$1,924	$—	$1,924

Gain on Sale of Assets — We recorded a gain of $25.3 million in fiscal 2007 as a result of the sale of certain assets to Blue Coat Systems, Inc (“Blue Coat”).

Operating Income — Operating income as a percentage of revenue decreased to 9.4% for fiscal 2008 from 10.7% for fiscal 2007. Operating income for fiscal 2007 included a gain on sale of assets of $25.3 million. Our operating expense levels are based in part on our expectations as to future revenue growth, and a significant percentage of our operating expenses are fixed and difficult to reduce within a short period of time. As a result, if revenue levels are below expectations, our fixed expenses could adversely affect our operating income and cash flow until revenues increase or until such fixed expenses are reduced to a level commensurate with revenues. We cannot assure you that we will be able to maintain or increase revenues for fiscal 2009 or beyond.

Interest Income — Interest income was $64.6 million and $68.8 million for fiscal 2008 and 2007, respectively. The slight decrease in interest income was primarily driven by lower average interest rates on our investment portfolio and lower cash and investment balances. We expect that period-to-period changes in interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, cash generated by operations, timing of our stock repurchases, capital expenditures, and payments of our contractual obligations.

Interest Expense — Interest expense was $8.0 million and $11.6 million in fiscal 2008 and 2007, respectively. The decrease in interest expense in fiscal 2008 was due to full repayment of the loan agreement entered with JPMorgan (“Loan Agreement”), partially offset by increased interest expense on the $250.0 million outstanding under the revolving secured credit agreement with JPMorgan Securities (see Note 6). We expect period-to-period changes in interest expense to continue to be subject to market interest rate volatility and amounts due under various loan agreements.

Net Gain (Loss) on Investments — Net gain on sale of investments was $12.6 million for fiscal 2008. Net gain for fiscal 2008 consisted primarily of a gain of $13.6 million related to the sale of shares of Blue Coat common stock offset by a net write-down of $1.0 million for our investments in privately-held companies. For fiscal 2007, net loss on sale of investments was $1.5 million, including a net write-down of $2.1 million related to the impairment of our investment in privately-held companies.

Other Income (Expense), Net — Other expense was $0.1 million for fiscal 2008 and consisted of net exchange losses from foreign currency of $0.7 million, partially offset by other income of $0.6 million. Other income was $2.8 million for fiscal 2007, and consisted of net exchange gains from foreign currency of $2.4 million and other income of $0.4 million. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision for Income Taxes — For fiscal 2008 and 2007, we applied to pretax income an annual effective tax rate before discrete reporting items of 13.3% and 19.0%, respectively. The decrease to the annual effective tax rate year over year is primarily attributable to a relative increase in the benefits attributable to our foreign operations, as well as to a relative decrease in the tax impact of nondeductible stock compensation under SFAS No. 123R, brought about in part by our decision to cease granting incentive stock options. Since we have replaced the granting of incentive stock options with the granting of nonqualified stock options, this gives rise to the recognition of more deferred tax assets as SFAS No. 123R expense occurs. After taking into account the tax effect of discrete items reported, the effective tax rates applied to the pretax income for fiscal 2008 and 2007 were 19.1% and 17.2%, respectively.

Fiscal 2007 Compared to Fiscal 2006

Total Revenues — Total revenues increased by 35.7% to $2,804.3 million in fiscal 2007, from $2,066.5 million in fiscal 2006. Our fiscal 2007 revenue growth was attributable to increased product revenues, software entitlements and maintenance revenues, and service revenues, and was partially offset by reduced revenues from older generation products. Sales through our indirect channels which include resellers, distributors, and OEM partners represented 59.6% and 55.5% of total revenues for fiscal 2007 and 2006, respectively.

Product Revenues — Product revenues increased by 32.2% to $2,085.9 million in fiscal 2007, from $1,577.4 million in fiscal 2006. Product revenue increased $686.9 million in fiscal 2007 as compared to fiscal 2006, due to a $669.7 million increase in unit volume and an increase of $17.2 million due to price and configuration on our existing products as well as increased revenues from existing products. Increased revenues from our new products include certain FAS 3000 mid-range products, V-Series systems, NearStore Virtual Tape Library systems and Datafort storage security appliances. Increased revenue from existing products included certain FAS 6000 series high-end enterprise storage systems and certain FAS 3000 products.

These increases were partially offset by a $376.3 million decrease in shipments of our older generation products (i.e. older or end-of-life products with declining year over year revenue as well as products we no longer ship), including FAS 900 series systems, NearStore® R200 systems and NetCache products we no longer ship.

Software Entitlements and Maintenance Revenues — Software entitlements and maintenance revenues increased by 42.7% to $341.3 million in fiscal 2007, from $239.1 million in fiscal 2006 due primarily to a larger installed base of customers who have purchased or renewed software entitlements and maintenance contracts. Software entitlements and maintenance revenues represented 12.2% and 11.6% of total revenues for fiscal 2007 and 2006, respectively.

Service Revenues — Service revenues, which include hardware support, professional services, and educational services, increased by 50.9% to $377.1 million in fiscal 2007, from $249.9 million in fiscal 2006.

Professional service revenue increased by 56.4% in fiscal 2007 compared to fiscal 2006. The increase was due to an increasing number of enterprise customers, which typically have extremely complex IT environments and require professional services to integrate our solution into their environments. Service maintenance contracts increased by 48.3% in fiscal 2007 compared to fiscal 2006, due to an installed base which has grown over time as a result of new customer support contracts, and support contracts and renewals from existing customers.

A large portion of our service revenues are deferred and, in most cases, recognized ratably over the service obligation periods, which are typically one to three years. Service revenues represented 13.4% and 12.1% of total revenues for fiscal years 2007 and 2006, respectively.

Total International Revenues — Total international revenues (including U.S. exports) increased by 32.9% in fiscal year 2007 compared to fiscal 2006. Total international revenues were $1,254.0 million, or 44.7% of total revenues for fiscal 2007, compared to $943.8 million, or 45.7% of total revenues for fiscal 2006.

Product Gross Margin — Product gross margin was 60.9% for both fiscal 2007 and fiscal 2006.

Product gross margin for both fiscal 2007 and 2006 were affected by the following factors:

•	Higher average selling price and gross margins in fiscal 2007 related to new products

•	SFAS 123R stock compensation expenses recorded in fiscal 2007 versus none in fiscal 2006

•	Sales price reductions due to competitive pricing pressure and selective pricing discounts

•	Increased sales through certain indirect channels, which generates lower gross margin than our direct sales in certain geographic regions

•	Higher disk content with an expanded storage capacity for the higher-end storage systems, as resale of disk drives generates lower gross margins

Stock-based compensation expense included in cost of product revenues was $3.7 million for fiscal 2007. Amortization of existing technology included in cost of product revenues was $17.6 million and $11.8 million for fiscal 2007 and 2006, respectively.

Software Entitlements and Maintenance Gross Margin — Software entitlements and maintenance gross margin was 97.0% and 96.5% for fiscal 2007 and 2006, respectively, due primarily to improved productivity and a larger installed base, renewals, upgrades, and an increasing mix of enterprise customers.

Service Gross Margin — Service gross margin increased to 27.4% in fiscal 2007 compared to 25.9% in fiscal 2006. Cost of service revenue increased by 47.9% to $273.6 million in fiscal 2007, from $185.0 million in fiscal 2006. Stock-based compensation expense of $10.1 million was included in the cost of service revenue for fiscal 2007.

The change in service gross margin year over year was primarily impacted by an increase in service revenue, improved productivity, and continued spending in our service infrastructure to support our increasing enterprise customer base. This spending included additional professional support engineers, increased support center activities, and global service partnership programs. Service gross margins will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure.

Sales and Marketing — Sales and marketing expense consists primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expense increased 49.5% to $895.8 million in fiscal 2007, from $599.1 million in fiscal 2006. These expenses were 32.0% and 28.9% of total revenues in fiscal 2007 and fiscal 2006, respectively. The increase in absolute dollars was attributed to increased commission expenses resulting from increased revenues, higher payroll expenses due to higher profitability, higher partner program expenses, the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions, and stock-based compensation expenses recognized under adoption of SFAS No. 123R.

The stock-based compensation expense included in sales and marketing expense for fiscal 2007 was $71.7 million compared to $4.0 million in fiscal 2006. The increase in stock-based compensation expense was due to adoption of SFAS No. 123R. Amortization of acquisitions-related trademarks/tradenames and customer contracts and relationships included in sales and marketing expenses was $2.9 million and $2.1 million for fiscal 2007 and fiscal 2006, respectively.

Research and Development — Research and development expense consists primarily of salaries and benefits, stock-based compensation, prototype expenses, nonrecurring engineering charges, fees paid to outside consultants, and amortization of capitalized patents.

Research and development expense increased 53.3% to $385.4 million in fiscal 2007 from $251.3 million in fiscal 2006. This expense represented 13.7% and 12.2% of revenue for fiscal 2007 and 2006, respectively. The increase in research and development expense was primarily a result of increased headcount, ongoing operating impact of acquisitions, ongoing support of current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, and stock-based compensation expense recognized under adoption of SFAS No. 123R. For both fiscal 2007 and 2006, no software development costs were capitalized.

The stock-based compensation expense included in research and development expense for fiscal 2007 was $51.3 million compared to $8.3 million in fiscal 2006. The increase in stock-based compensation expense was due to adoption of SFAS No. 123R. Included in research and development expense are capitalized patents amortization of $2.0 million for both fiscal 2007 and 2006.

General and Administrative — General and administrative expense increased 58.9% to $147.5 million in fiscal 2007, from $92.8 million in fiscal 2006. This expense represented 5.3% and 4.6% of revenues for fiscal 2007 and 2006, respectively. The increase in absolute dollars was primarily due to higher payroll expenses due to higher profitability and increased headcount, higher stock-based compensation expense recognized under SFAS No. 123R, and higher legal expenses and professional fees for general corporate matters.

The stock-based compensation expense included in general and administrative expense for fiscal 2007 was $26.2 million compared to $1.0 million in fiscal 2006. The increase in stock-based compensation expense was due to adoption of SFAS No. 123R. Amortization of covenants not to compete included in general and administrative expenses was $1.0 million and $2.2 million for fiscal 2007 and 2006, respectively.

Restructuring Charges — In fiscal 2002, we implemented a restructuring plan related to the closure of an engineering facility and consolidation of resources to the Sunnyvale headquarters. In fiscal 2006, we implemented a restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

In fiscal 2007, we did not record any reduction in restructuring reserve resulting from a change in estimate for our restructuring plans. In fiscal 2006, we recorded a reduction in restructuring reserve of $1.3 million resulting from the execution of a new sublease agreement for our Tewksbury facility. In fiscal 2006, we also recorded a restructuring charge of $1.1 million, primarily attributed to severance-related amounts and relocation expenses related to our 2006 restructuring plan. Of the reserve balance at April 27, 2007, $0.5 million was included in other accrued liabilities, and the remaining $1.6 million was classified as long-term obligations.

Gain on Sale of Assets — We recorded a gain of $25.3 million in fiscal 2007 as a result of the sale of certain assets of our NetCache product line to Blue Coat. We recorded revenues of $57.4 million, $71.1 million and $75.5 million from NetCache products for fiscal 2007, 2006, and 2005 respectively. The contribution to operating income from these products was not significant.

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

Provision for Income Taxes — For fiscal 2007, our annual effective tax rate was 17.2% versus 23.9% for fiscal 2006, which included a 6.4% increase to account for the income tax provision of $22.5 million associated with the cash repatriation of cumulative foreign earnings. The decrease to the effective tax rate for fiscal year 2007 is primarily attributable to the absence of this one-time item and the impact of income taxed at lower tax rates in foreign jurisdictions. The effective tax rate for fiscal 2007 differed from the U.S. statutory rate primarily due to reductions in the rate derived from a beneficial foreign tax ruling for our principal European subsidiary, the availability of tax credits and the generation of foreign earnings in lower tax jurisdictions, offset partially by an increase in the rate due to the tax effect of stock compensation under SFAS No. 123R.

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

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commercial commitments, stock repurchase program, capital commitments, and other sources and uses of cash flow on our liquidity and capital resources.

Balance Sheet and Other Cash Flows

As of April 25, 2008, as compared to April 27, 2007, our cash, cash equivalents, and short-term investments decreased by $144.4 million to $1,164.4 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital (Current Assets minus Current Liabilities) decreased by $399.9 million to $653.3 million as of April 25, 2008, compared to $1,053.3 million as of April 27, 2007 due to higher stock repurchase activities in fiscal 2008. In addition, we have classified all of our auction rate securities that were not liquidated before April 25, 2008 from short-term investments to long-term assets in our consolidated balance sheet as of April 25, 2008 as our ability to liquidate such securities in the next 12 months is uncertain.

During fiscal 2008, we generated cash flows from operating activities of $1,008.9 million, as compared with $864.5 million and $554.3 million for fiscal 2007 and fiscal 2006, respectively. We reported net income of $309.7 million for fiscal 2008, as compared to $297.7 million and $266.5 million in fiscal 2007 and fiscal 2006, respectively. A summary of the significant changes and noncash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows are as follows:

•	Stock-based compensation expense was $148.0 million in fiscal 2008, compared to $163.0 million and $13.3 million in fiscal 2007 and 2006, respectively. The decrease in stock-based compensation in fiscal 2008 compared to fiscal 2007 was largely due to our declining stock price year over year.

•	Depreciation expense was $115.3 million, $87.4 million, and $63.7 million in fiscal 2008, 2007 and 2006, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles and patents was $28.9 million, $23.4 million, and $18.1 million in fiscal 2008, 2007 and 2006, respectively. The increase was attributed to intangibles related to the newly acquired companies including Onaro and Topio.

•	Net gain on sale of investments was $12.6 million for fiscal 2008, compared to net loss of $1.5 million for fiscal 2007. The gain in fiscal 2008 was related to sale of Blue Coat common shares which amounted to $13.6 million, offset by a net write-down of $1.0 million for our investments in privately-held companies.

•	An increase in deferred revenues of $401.0 million in fiscal 2008 was primarily due to increased service sales and software entitlements and maintenance revenues. An increase in deferred revenue of $421.3 million in fiscal 2007 compared to $233.2 million in fiscal 2006, was due to larger installed base renewals, upgrades and an increased number of new enterprise customers.

•	Increase in other liabilities of $117.5 million in fiscal 2008 compared to decrease of $0.3 million and $1.6 million in fiscal 2007 and 2006, respectively, was primarily due to reclassification of our FIN 48 tax liability (see Note 8 in the Notes to Consolidated Financial Statements).

•	Increase in accounts payable of $20.0 million, $36.6 million and $17.4 million in fiscal 2008, 2007, and 2006, respectively, was primarily attributable to elevated purchasing activity required to support our business growth and facilities expansion projects.

•	Accrued compensation and related benefits increased by $18.8 million, $43.6 million and $28.4 million in fiscal 2008, 2007, and 2006, respectively, reflecting increased headcount and the timing of payroll accruals versus payments.

•	Increase in accounts receivable of $27.7 million in fiscal 2008 was due to increased shipment levels weighted towards the end of the fourth quarter, offset by timing of collections. Increase in accounts receivable of $175.2 million and $116.8 million in fiscal 2007 and fiscal 2006, respectively were due to higher revenue volume and shipment levels weighted toward the end of the fourth quarters in both fiscal years.

•	Net inventory increased $15.4 million in fiscal 2008 due to higher inventory to support revenue growth during the fourth quarter of fiscal 2008. Net inventory decreased $9.9 million for fiscal 2007, primarily due to higher inventory at fiscal 2006 year end associated with the new FAS 6000 launch. The increase of $46.2 million in fiscal 2006 was due primarily to ramping up of purchased components in anticipation of revenue growth.

•	An increase in deferred income taxes of $53.0 million in fiscal 2008 was primarily due to an increase in deferred tax balances associated with increases in deferred revenue and tax benefits associated with stock compensation. The increase of $146.0 million in fiscal 2007, as compared to a decrease of $1.5 million in fiscal 2006, was primarily due to an increase in deferred tax balances associated with increases in tax benefits associated with stock compensation and deferred revenue.

•	A decrease in income taxes payable of $47.3 million in fiscal 2008 compared to an increase of $1.6 million in fiscal 2007 was primarily attributable to reclassification of FIN 48 liability (see Note 8 in the Notes to Consolidated Financial Statements). An increase in income taxes payable in fiscal 2007 compared to an increase of $72.7 million in fiscal 2006 was primarily attributable to income taxes payments related to the one-time repatriation incentive under the Jobs Act. During fiscal 2007, we remitted $19.6 million of income taxes relating to the foreign dividend repatriation in connection with the filing of our fiscal 2006 federal income tax return.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment levels and linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for fiscal 2008 were $188.3 million as compared to $165.8 million and $132.9 million in fiscal 2007 and 2006, respectively. We received net proceeds of $376.4 million and $187.9 million in fiscal 2008 and 2007, respectively, and used net proceeds of $128.5 million in fiscal 2006, for net purchases and redemptions of short-term investments and restricted investments to repay debts with JP Morgan (See Note 6 to the Consolidated Financial Statements). Investing activities in fiscal 2008, 2007, and 2006 also included new investments in privately held companies of $4.2 million, $1.6 million, and $9.3 million, respectively. In fiscal 2008, we acquired Onaro, Inc. and incurred total cash payments including related transaction costs totaling $99.6 million. In fiscal 2007, we acquired Topio, Inc. and incurred total cash payments including related transaction costs totaling $131.2 million. In fiscal 2006, we acquired Alacritus, Inc. (“Alacritus”) and Decru Inc. (“Decru”) and incurred total cash payments including related transaction costs totaling $53.7 million. In fiscal 2008, we received $0.2 million in connection with the escrow from our Topio acquisition. In fiscal 2008, 2007 and 2006, we received $0.9 million, $2.8 million, and $0.1 million, respectively, from the sale of investments in privately held companies. In fiscal 2008, we received $18.3 million from the sale of shares of Blue Coat common stock. In fiscal 2007, we received $23.9 million in cash in connection with the sale of certain assets to Blue Coat.

The credit markets have been volatile and have experienced a shortage in overall liquidity. As of April 25, 2008, auction rate securities with an estimated fair value of $72.7 million were recorded in long-term investments. We concluded that no other-than-temporary impairment losses occurred during fiscal 2008 because we believe that the declines in fair value that occurred during fiscal 2008 were due to general market conditions. These investments continue to be of high credit quality, and we have the intent and ability to hold these investments until the anticipated recovery in market value occurs. We believe we have sufficient liquidity through cash provided by operations and our financing agreements. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired which could adversely impact our financial results.

Cash Flows from Financing Activities

In fiscal 2008 and 2007, we used $662.4 million and $747.3 million, respectively, compared to fiscal 2006, when cash from financing activities generated $42.8 million. We made repayments of $231.5 million and $214.9 million for our debt and revolving credit facility in fiscal 2008 and 2007, respectively. We repurchased 32.8 million, 22.6 million and 17.4 million shares of common stock for a total of $903.7 million, $805.7 million, and $488.9 million in fiscal 2008, 2007 and 2006, respectively. Sales of common stock related to employee stock option exercises and employee stock purchases provided $114.7 million, $215.5 million and $232.7 million in fiscal 2008, 2007 and 2006, respectively. Tax benefits, related to tax deductions in excess of the stock-based compensation expense recognized, of $45.4 million and $63.2 million were presented as financing cash flows for fiscal 2008 and 2007, respectively, in accordance with SFAS No. 123R. During fiscal 2008, 2007 and 2006, we withheld shares with an aggregate value of $6.0 million, $5.3 million and $1.1 million, respectively, in connection with the exercise of certain employees’ restricted stock for purposes of satisfying those employees’ federal, state, and local withholding tax obligations. The increase in the amounts withheld year over year was due to the release of restricted stock units assumed in connection with acquisitions and increased grants of restricted stock units. During fiscal 2008, we borrowed $318.8 million through a revolving credit facility for our general corporate purposes, including stock repurchases and working capital needs. During fiscal 2006, we borrowed $300.0 million to fund the repatriation in cash from foreign earnings and investments under the Jobs Act.

Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary. Income tax benefits associated with dispositions of employee stock transactions has historically been another significant source of our liquidity. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase. In addition, if our stock price declines, we may receive less tax benefits, which could also cause our income tax payments to increase.

Other Factors Affecting Liquidity and Capital Resources

For fiscal 2008, 2007, and 2006, the income tax benefit associated with dispositions of employee stock transactions was $48.2 million, $175.0 million, and $36.6 million, respectively. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase.

Stock Repurchase Program

At April 25, 2008, $496.2 million remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Credit Facilities and Debt

In October 2007, we received proceeds from a secured credit agreement totaling $250.0 million with JP Morgan Securities Inc. (“JP Morgan Securities”) as sole bookrunner and sole lead arranger (“Secured Credit Agreement”). The Secured Credit Agreement is used to finance general corporate purposes, including stock repurchases and working capital needs. See Note 6 of the Consolidated Financial Statements. In fiscal 2008, we repaid $146.4 million and drew $69.0 million against this Secured Credit Agreement. As of April 25, 2008, the outstanding balance on the Secured Credit Agreement was $172.6 million. The obligations under the Secured Credit Agreement are collateralized by certain investments with a value totaling $242.6 million as of April 25, 2008. Interest on the loans under the Secured Credit Agreement accrues at a floating rate based on a base rate in effect from time to time, plus a margin. The interest rate at April 25, 2008 was 2.88%. In accordance with the payment terms of the Secured Credit Agreement, interest payments will be approximately $5.0 million in fiscal 2009 based on amount outstanding at April 25, 2008. As of April 25, 2008, we were in compliance with the liquidity and leverage requirements of the Secured Credit Agreement.

In March 2006, we received proceeds from a term loan agreement totaling $300.0 million to finance a dividend under the Jobs Act (“Loan Agreement”). (See Note 6 of the Consolidated Financial Statements.) As of April 25, 2008, the loan agreement was fully repaid.

In November 2007, we entered into a $250.0 million senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP Paribas, as syndication agent, and JP Morgan Chase Bank National Association, as administrative agent (See Note 6 of the Consolidated Financial Statements,) and as of April 25, 2008, no amount was outstanding under this facility. However, the amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit amounted to $0.5 million as of April 25, 2008.

In June 2008, we issued $1.265 billion of 1.75% Convertible Senior Notes due 2013 (the “Notes”). See Note 17, “Subsequent Event” of the Consolidated Financial Statements.

We have prepared the following unaudited pro forma summary consolidated balance sheet information as of April 25, 2008 which gives effect to the above transactions as if they occurred on April 25, 2008.

NetApp, Inc.

Pro Forma Summary Consolidated Balance Sheet Information

		Pro Forma	Pro Forma
	April 25, 2008	Adjustments	April 25, 2008
	(In thousands)
	(Unaudited)

Cash and cash equivalents	$936,479	$873,017	$1,809,496
Total current assets	2,067,433	878,317	2,945,750
Long-term deferred income taxes and other assets	208,529	123,898	332,427
Total assets	4,070,988	1,002,215	5,073,203
Total current liabilities	1,414,102	—	1,414,102
1.75% convertible senior notes due 2013	—	1,265,000	1,265,000
Total liabilities	2,370,649	1,265,000	3,635,649
Total stockholders’ equity	1,700,339	(262,785)	1,437,554

Contractual Obligations

The following summarizes our contractual cash obligations at April 25, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Contractual Obligations:
Office operating lease payments(1)	$27.8	$24.5	$21.2	$15.7	$12.8	$27.2	$129.2
Real estate lease payments(2)	6.2	9.2	10.2	10.2	135.5	154.9	326.2
Equipment operating lease payments(3)	17.5	12.9	6.4	1.5	1.3	—	39.6
Venture capital funding	—	—	—	—	—	—
commitments(4)	0.3	0.2	0.2	—	—	—	0.7
Purchase commitments(5)	47.2	—	—	—	—	—	47.2
Capital expenditures(6)	29.7	—	—	—	—	—	29.7
Communications and maintenance(7)	21.6	12.5	4.8	0.9	0.1	—	39.9
Restructuring charges(8)	0.6	0.7	0.6	—	—	—	1.9
Debt(9)	4.9	5.0	5.0	5.0	174.4	—	194.3
Uncertain tax positions(10)	—	—	—	—	—	97.8	97.8

Total Contractual Cash Obligations	$155.8	$65.0	$48.4	$33.3	$324.1	$279.9	$906.5

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

	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Other Commercial Commitments:
Letters of credit(11)	$2.2	$0.0	$0.1	$0.4	$0.1	$0.4	$3.2

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2017. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 13 of the Consolidated Financial Statements. The amounts for the leases impacted by the restructurings are included in subparagraph (8) below. The net increase in office operating lease payments was primarily due to several domestic lease extensions during fiscal 2008.

(2)	Included in the above contractual cash obligations pursuant to the five financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $6.2 million in fiscal 2009; $9.2 million in fiscal 2010; $10.2 million in each of the fiscal years 2011 and 2012; $8.4 million in fiscal 2013, and $6.2 million thereafter, which are based on either the London Interbank Offered Rate (“LIBOR”) rate at April 25, 2008 plus a spread or a fixed rate for terms of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $275.8 million in the event that we elect not to purchase or arrange for sale of the buildings. (See Note 4 to the Consolidated Financial Statements.)

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Amounts included in purchase commitments are (a) agreements to purchase components from our suppliers and/or contract manufacturers that are non-cancelable and legally binding; and (b) commitments related to utilities contracts. Purchase commitments and other exclude (a) products and services we expect to consume in the ordinary course of business in the next 12 months; (b) orders that represent an authorization to purchase rather than a binding agreement; (c) orders that are cancelable without penalty and costs that are not reasonably estimable at this time.

(6)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as property and equipment.

(7)	Communication and maintenance represent payments we are required to make based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in September 2012.

(8)	These amounts are included on our Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, and are comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(9)	Included in these amounts is the $172.6 million outstanding under the Secured Credit Agreement (see Note 6 to the Consolidated Financial Statements). Estimated interest payments for the Secured Credit Agreement are $21.7 million for fiscal 2009 through fiscal 2013.

(10)	As discussed in Note 8 of the Notes to the Consolidated Financial Statements, we have adopted the provisions of FIN No. 48. At April 25, 2008, our liability was $97.8 million.

(11)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees.

As of April 25, 2008, we have commitments relating to two financing, construction, and leasing arrangements with BNP Paribas LLC (“BNP”) for office space and a parking structure to be located on land in Sunnyvale, California that we currently own. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 380,000 square feet of office space costing up to $113.5 million. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread or a fixed rate (3.49% and 3.06% for the first and second lease, respectively, at April 25, 2008) on the cost of the facilities. We began to make lease payments on the first building in January 2008 and expect to begin making lease payments on the second building in December 2008, respectively, for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $48.5 million and $65.0 million, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41.2 million and $55.3 million, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41.2 million and $55.3 million, respectively, in which event we may recoup some or all of such payment by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

As of April 25, 2008, we have a commitment relating to a third financing, construction, and leasing arrangement with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. This arrangement requires us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread (3.06% at April 25, 2008) on the cost of the facility. We expect to begin making lease payments on the completed buildings in January 2009 for a term of five and a half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNP for $61.0 million; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51.9 million, and be liable for any deficiency between the net proceeds received from the third party and $51.9 million; or (iii) pay BNP a supplemental payment of $51.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

As of April 25, 2008, we have a commitment relating to a fourth financing and operating leasing arrangement with BNP for approximately 374,274 square feet of buildings located in Sunnyvale, California costing up to $101.1 million. This arrangement requires us to pay minimum lease payments, which may vary based on the LIBOR plus a spread or a fixed rate (3.47% and 3.49% for the first two buildings, and 3.06% for the third building at April 25, 2008). We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $101.1 million; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $85.9 million, and be liable for any deficiency between the net proceeds received from the third party and $85.9 million; or (iii) pay BNP a supplemental payment of $85.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the buildings by BNP during the ensuing two-year period.

During the fourth quarter of fiscal 2008, we entered into a fifth financing, construction, and leasing arrangement with BNP for facility space to be located on land currently owned by us in Sunnyvale, California. This arrangement requires us to lease our land to BNP for a period of 99 years to construct approximately 189,697 square feet for a data center costing up to $49.0 million. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread (3.06% at April 25, 2008) on the cost of the facility. We expect to begin making lease payments on the completed building in January 2010 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNP for $49.0 million; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $41.6 million, and be liable for any deficiency between the net proceeds received from the third party and $41.6 million; or (iii) pay BNP a supplemental payment of $41.6 million, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

All leases require us to maintain specified financial covenants with which we were in compliance as of April 25, 2008. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short Term Investments.

Legal Contingencies

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of April 25, 2008.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We are cooperating with the investigation and have produced documents and met with the Department of Justice on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation is still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of April 25, 2008.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Capital Expenditure Requirements

We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in people, land, buildings, capital equipment, and enhancements to our worldwide infrastructure. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to finance these construction projects, including our commitments under facilities and equipment operating leases, and any required capital expenditures over the next few years through cash from operations and existing cash, cash equivalents and investments.

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

Off-Balance Sheet Arrangements

As of April 25, 2008, our financial guarantees of $3.2 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees.

As of April 25, 2008, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $419.3 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to five lease arrangements with BNP for approximately 1,063,971 square feet of office space and a parking structure for our headquarters in Sunnyvale, California and a data center in Research Triangle Park, North Carolina (as further described above under “Contractual Obligations”).

We have evaluated our accounting for these leases under the provisions of FIN No. 46R and have determined the following:

•	BNP is a leasing company for BNP Paribas in the United States. BNP is not a “special purpose entity” organized for the sole purpose of facilitating the leases to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent, BNP Paribas. Therefore, we are not the primary beneficiary of BNP as we do not absorb the majority of BNP’s expected losses or expected residual returns; and

•	BNP has represented in the Closing Agreement (filed as Exhibit 10.40) that the fair value of the property leased to us by BNP is less than half of the total of the fair values of all assets of BNP, excluding any assets of BNP held within a silo. Further, the property leased to NetApp is not held within a silo. The definition of “held within a silo” means that BNP has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through nonrecourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNP at risk for the repayment of such funds.

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Our future minimum lease payments and residual guarantees under these real estates leases will amount to a total of $326.2 million reported under our Note 4, “Commitments and Contingencies.”

Liquidity and Capital Resource Requirements

Key factors affecting our cash flows include our ability to effectively manage our working capital, in particular, accounts receivable and inventories and future demand for our products and related pricing. We expect to incur higher capital expenditures in the future to expand our operations. We will from time to time acquire products and businesses complementary to our business. In the future, we may continue to repurchase our common stock, which would reduce cash, cash equivalents, and/or short-term investments available to fund future operations and meet other liquidity requirements. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, cash generated from operations, and credit facilities will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. However, should we need to investigate other financing alternatives, we cannot be certain that additional financing will be available on satisfactory terms.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 25, 2008, we had available-for-sale investments of $543.2 million, which included restricted investments in connection with our credit facility. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, government, municipal debt securities, and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 25, 2008 would cause the fair value of these available-for-sale investments to decline by approximately $2.1 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

We are also exposed to market risk relating to our long-term investments in auction rate securities due to uncertainties in the credit and capital markets. As of April 25, 2008, our long term investments of $83.9 million include fair value of auction rate securities (ARS) in the amount of $72.7 million. During fiscal 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $3.5 million and recorded a temporary impairment charge. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. While these ARS had credit ratings of AAA and Aaa at time of purchase, these securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in additional decline in estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges to earnings in future quarters. We intend and have the ability to hold these auction rate securities until the market recovers. We do not believe that the lack of liquidity relating to our ARS investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements.

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

Lease Commitments — As of April 25, 2008, we have three arrangements with BNP to lease our land for a period of 99 years to construct approximately 569,697 square feet of office space and a parking structure costing up to $162.5 million. We also have a fourth arrangement with BNP to lease our land for a period of 99 years to construct approximately 120,000 square feet of data center costing up to $61.0 million for a term of five and a half years. After completion of construction, we will pay minimum lease payments which vary based on the LIBOR plus a spread. In the third quarter of fiscal 2008, we entered into an additional financing and operating leasing arrangements with BNP to lease approximately 374,274 square feet of three buildings located in Sunnyvale, California for $101.1 million for a term of five years. We have the option to renew these leases for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at April 25, 2008 would increase our total lease payments under the initial five-year term by approximately $3.5 million. We do not currently hedge against market interest rate increases. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant change in market interest rate.

Debt Obligation — We have an outstanding Secured Credit Agreement totaling $172.6 million as of April 25, 2008. Under the terms of this arrangement, we expect to make interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at April 25, 2008 would increase our total interest payments by approximately $2.5 million. We do not currently use derivatives to manage interest rate risk for this arrangement. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our debt in the event of a significant change in market interest rate.

Nonmarketable securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investments. Accordingly, we could lose all or part of these investments if there is an adverse change in the market price of a company we invest in. Our investments in nonmarketable securities had a carrying amount of $11.2 million as of April 25, 2008 and $8.9 million as of April 27, 2007. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investments to their fair value and record the related write-down as an investment loss in our Consolidated Statements of Income.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain sales and operating expenses. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at April 25, 2008, the gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 25, 2008 (in thousands):

			Notional	Notional
		Foreign	Contract Value	Fair Value
Currency	Buy/Sell	Currency Amount	in USD	in USD

Forward Contracts:
EUR	Sell	153,226	$238,961	$238,740
GBP	Sell	46,488	$91,772	$91,978
CAD	Sell	21,480	$21,116	$21,115
Other	Sell	N/A	$15,490	$15,489
AUD	Buy	36,801	$34,127	$34,122
Other	Buy	N/A	$17,823	$17,820

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NetApp, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. (formerly “Network Appliance, Inc.”) and subsidiaries (collectively, the “Company”) as of April 25, 2008 and April 27, 2007, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income (loss) for each of the three years in the period ended April 25, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetApp, Inc. and subsidiaries as of April 25, 2008 and April 27, 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 25, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, (1) in the year ended April 25, 2008, the Company changed its method of measuring and recognizing tax benefits associated with uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 and (2) in the year ended April 27, 2007, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 25, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
June 24, 2008

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 25,	April 27,
	2008	2007
	(In thousands, except per
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$936,479	$489,079
Short-term investments	227,911	819,702
Accounts receivable, net of allowances of $2,439 at April 25, 2008, and $2,572 at April 27, 2007	582,110	548,249
Inventories	70,222	54,880
Prepaid expenses and other assets	120,561	99,840
Short-term restricted cash and investments	2,953	118,312
Short-term deferred income taxes	127,197	110,741

Total current assets	2,067,433	2,240,803
Property and Equipment, Net	693,792	603,523
Goodwill	680,054	601,056
Intangible Assets, Net	90,075	83,009
Long-Term Investments and Restricted Cash	331,105	12,572
Long-Term Deferred Income Taxes and Other Assets	208,529	117,515

	$4,070,988	$3,658,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$85,110
Accounts payable	178,233	144,112
Income taxes payable	6,245	53,371
Accrued compensation and related benefits	202,929	177,327
Other accrued liabilities	154,331	97,017
Deferred revenue	872,364	630,610

Total current liabilities	1,414,102	1,187,547
Long-Term Debt	172,600	—
Other Long-Term Obligations	146,058	9,487
Long-Term Deferred Revenue	637,889	472,423

	2,370,649	1,669,457

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; shares outstanding: none in 2008 and 2007	—	—
Common stock, $0.001 par value; 885,000 shares authorized; 429,080 shares issued at April 25, 2008, and 421,623 shares issued at April 27, 2007	429	422
Additional paid-in capital	2,690,629	2,380,623
Treasury stock at cost (87,365 shares at April 25, 2008, and 54,593 shares at April 27, 2007)	(2,527,395)	(1,623,691)
Retained earnings	1,535,903	1,226,165
Accumulated other comprehensive income	773	5,502

Total stockholders’ equity	1,700,339	1,989,021

	$4,070,988	$3,658,478

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	April 25,	April 27,	April 28,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues
Product	$2,242,474	$2,085,898	$1,577,435
Software entitlements and maintenance	486,896	341,258	239,139
Service	573,797	377,126	249,882

Total revenues	3,303,167	2,804,282	2,066,456

Cost of Revenues
Cost of product	911,434	815,928	616,576
Cost of software entitlements and maintenance	8,572	10,210	8,370
Cost of service	369,785	273,644	185,049

Total cost of revenues	1,289,791	1,099,782	809,995

Gross margin	2,013,376	1,704,500	1,256,461

Operating Expenses:
Sales and marketing	1,075,588	895,813	599,140
Research and development	452,205	385,357	251,330
General and administrative	171,536	147,501	92,817
Acquired in-process research and development	—	—	5,000
Restructuring charges (recoveries)	447	(74)	(117)
Gain on sale of assets	—	(25,339)	—

Total operating expenses	1,699,776	1,403,258	948,170

Income from Operations	313,600	301,242	308,291
Other Income (Expenses), Net:
Interest income	64,610	68,837	41,519
Interest expense	(7,990)	(11,642)	(1,283)
Net gain (loss) on investments	12,614	(1,538)	101
Other income (expense), net	(135)	2,829	1,644

Total other income, net	69,099	58,486	41,981

Income Before Income Taxes	382,699	359,728	350,272
Provision for Income Taxes	72,961	61,993	83,820

Net Income	$309,738	$297,735	$266,452

Net Income per Share:
Basic	$0.88	$0.80	$0.72

Diluted	$0.86	$0.77	$0.69

Shares Used in Net Income per Share Calculations:
Basic	351,676	371,204	371,061

Diluted	361,090	388,454	388,381

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 25,	April 27,	April 30,
	2008	2007	2006
		(In thousands)

Cash Flows from Operating Activities:
Net income	$309,738	$297,735	$266,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115,250	87,391	63,679
Acquired in-process research and development		—	5,000
Amortization of intangible assets and patents	28,934	23,442	18,118
Stock-based compensation	147,964	163,033	13,293
Net loss (gain) on investments	(12,614)	1,538	(101)
Gain on sale of assets	—	(25,339)	—
Net loss on disposal of equipment	1,841	773	1,381
Allowance for doubtful accounts	818	928	46
Deferred income taxes	(53,031)	(145,989)	1,545
Deferred rent	3,912	1,033	669
Income tax benefit from stock-based compensation	48,195	175,036	—
Excess tax benefit from stock-based compensation	(45,391)	(63,159)	—
Changes in assets and liabilities:
Accounts receivable	(27,741)	(175,231)	(116,816)
Inventories	(15,382)	9,908	(46,247)
Prepaid expenses and other assets	(7,549)	(6,366)	(12,964)
Accounts payable	20,031	36,589	17,405
Income taxes payable	(47,300)	1,556	72,669
Accrued compensation and related benefits	18,754	43,612	28,353
Other accrued liabilities	3,974	16,903	10,200
Other liabilities	117,469	(265)	(1,629)
Deferred revenue	401,014	421,328	233,229

Net cash provided by operating activities	1,008,886	864,456	554,282

Cash Flows from Investing Activities:
Purchases of investments	(1,053,450)	(2,630,350)	(1,029,412)
Redemptions of investments	1,429,899	2,818,207	900,863
Change in restricted cash	(793)	290	(1,678)
Proceeds from sale of assets	—	23,914	—
Proceeds from sales of marketable securities	18,256	—	—
Proceeds from sales of nonmarketable securities	898	2,813	130
Purchases of property and equipment	(188,280)	(165,828)	(132,883)
Purchases of nonmarketable securities	(4,235)	(1,583)	(9,275)
Purchase of businesses, net of cash acquired/(goodwill adjustment)	(99,390)	(131,241)	(53,747)

Net cash provided by (used in) investing activities	102,905	(83,778)	(326,002)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	114,697	215,453	232,745
Tax withholding payments reimbursed by restricted stock	(6,020)	(5,272)	(1,062)
Excess tax benefit from stock-based compensation	45,391	63,159	—
Proceeds from debt	—	—	300,000
Proceeds from revolving credit facility	318,754	—	—
Repayment of debt	(85,110)	(214,890)	—
Repayment of revolving credit facility	(146,400)	—	—
Repurchases of common stock	(903,704)	(805,708)	(488,908)

Net cash (used in) provided by financing activities	(662,392)	(747,258)	42,775

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,999)	(5,597)	(3,341)
Net Increase in Cash and Cash Equivalents	447,400	27,823	267,714
Cash and Cash Equivalents:
Beginning of period	489,079	461,256	193,542

End of period	$936,479	$489,079	$461,256

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock			Treasury Stock				Accumulated
			Additional			Deferred		Other
			Paid-in		Treasury	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Earnings	Income (Loss)	Total
	(In thousands)

Balances, April 30, 2005	381,509	$381	$1,347,352	(14,566)	$(329,075)	$(15,782)	$661,978	$(4,050)	$1,660,804
Components of comprehensive income:
Net income	—	—	—	—	—	—	266,452	—	266,452
Currency translation adjustment	—	—	—	—	—	—	—	(914)	(914)
Unrealized gain on derivatives	—	—	—	—	—	—	—	(4,271)	(4,271)
Unrealized loss on investments, net	—	—	—	—	—	—	—	(1,863)	(1,863)

Total comprehensive income									259,404
Issuance of common stock related to employee transactions	18,081	18	232,726	—	—	—	—	—	232,744
Spinnaker restricted stock units exercises	98	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(34)	—	(1,062)	—	—	—	—	—	(1,062)
Repurchase of common stock	—	—	—	(17,430)	(488,908)	—	—	—	(488,908)
Repurchase of restricted stock	(15)	—	—	—	—	—	—	—	—
Issuance of common stock to acquire Decru, Inc.	8,270	9	191,865	—	—	—	—	—	191,874
Assumption of options in connection with Decru	—	—	36,142	—	—	(18,549)	—	—	17,593
Assumption of options in connection with Alacritus	—	—	2,314	—	—	(1,199)	—	—	1,115
Deferred stock compensation	85	—	29,855	—	—	(29,855)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	13,233	—	—	13,233
Reversal of deferred stock compensation due to employee terminations	—	—	(2,886)	—	—	2,886	—	—	—
Stock compensation expense — nonemployee	—	—	60	—	—	—	—	—	60
Income tax benefit from employee stock transactions	—	—	36,596	—	—	—	—	—	36,596

Balances, April 30, 2006	407,994	$408	$1,872,962	(31,996)	$(817,983)	$(49,266)	$928,430	$(11,098)	$1,923,453
Components of comprehensive income:
Net income	—	—	—	—	—	—	297,735	—	297,735
Currency translation adjustment	—	—	—	—	—	—	—	2,954	2,954
Unrealized gain on investments, net	—	—	—	—	—	—	—	15,183	15,183
Unrealized gain on derivatives	—	—	—	—	—	—	—	(1,537)	(1,537)

Total comprehensive income									314,335
Issuance of common stock related to employee transactions	13,308	14	215,439	—	—	—	—	—	215,453
Restricted stock awards issued	125	—	—	—	—	—	—	—	—
Restricted stock awards cancelled	(5)	—	—	—	—	—	—	—	—
Restricted stock units vested	43	—	—	—	—	—	—	—	—
Decru NQ auto exercises	233	—	—	—	—	—	—	—	—
Restricted stock units exercises	75	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(150)	—	(5,272)	—	—	—	—	—	(5,272)
Repurchase of common stock	—	—	—	(22,597)	(805,708)	—	—	—	(805,708)
Repurchase of restricted stock — Decru	—	—	(1)	—	—	—	—	—	(1)
Assumption of options in connection with Topio	—	—	8,369	—	—	—	—	—	8,369
Deferred stock compensation	—	—	(49,266)	—	—	49,266	—	—	—
Stock compensation expense — employee	—	—	163,356	—	—	—	—	—	163,356
Income tax benefit from employee stock transactions	—	—	175,036	—	—	—	—	—	175,036

Balances, April 27, 2007	421,623	$422	$2,380,623	(54,593)	$(1,623,691)	$—	$1,226,165	$5,502	$1,989,021
Components of comprehensive income:
Net income	—	—	—	—	—	—	309,738		309,738
Currency translation adjustment	—	—	—	—	—	—	—	1,111	1,111
Unrealized gain on investments, net	—	—	—	—	—	—	—	(7,786)	(7,786)
Unrealized gain on derivatives	—	—	—	—	—	—	—	1,946	1,946

Total comprehensive income	—	—	—	—	—	—	—	—	305,009
Issuance of common stock related to employee transactions	7,711	7	114,695	—	—	—	—	—	114,702
Restricted stock withheld for taxes	(196)	—	(6,020)	—	—	—	—	—	(6,020)
Repurchase of common stock	—	—	—	(32,772)	(903,704)	—	—	—	(903,704)
Repurchase of restricted stock & RSA	(58)	—	(5)	—	—	—	—	—	(5)
Stock compensation expense — employee	—	—	147,924	—	—	—	—	—	147,924
Assumption of options in connection with Onaro	—	—	5,217	—	—	—	—	—	5,217
Income tax benefit from employee stock transactions	—	—	48,195	—	—	—	—	—	48,195

Balances, April 25, 2008	429,080	$429	$2,690,629	(87,365)	$(2,527,395)	$—	$1,535,903	$773	$1,700,339

See notes to consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands, except per-share data)

1.	The Company

Based in Sunnyvale, California, NetApp, Inc. (“we” or “the Company”) was incorporated in California in April 1992 and reincorporated in Delaware in November 2001; in March 2008, the company changed its name from Network Appliance, Inc. The Company is a supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data.

2.	Significant Accounting Policies

Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2008, 2007, and 2006 were all 52-week fiscal years.

Basis of Presentation — The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Reclassification — In the first quarter of fiscal 2008, we began to classify sales-related tax receivable balances from our customers within prepaid expenses and other current assets. These balances were included in accounts receivable, net, in previous periods ($43,075 at April 27, 2007), and such amounts have been reclassified in the accompanying financial statements to conform to the current period classification. This reclassification had no effect on the reported amounts of net income or cash flow from operations for any period presented. In addition, we have chosen to use the term “software entitlements and maintenance” in our statements of income to describe the arrangements under which we provide our customers the right to receive unspecified software product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases; these were previously described as “software upgrade and maintenance.”

Risk and Uncertainties — There are no concentrations of business transacted with a particular customer nor concentrations of sales from a particular market or geographic area that would severely impact our business in the near term. However, we currently rely on a limited number of suppliers for certain key components and a few key contract manufacturers to manufacture most of our products; any disruption or termination of these arrangements could materially adversely affect our operating results.

Comprehensive Income — Comprehensive income is defined as the change in equity during a period from nonowner sources. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gain and losses on derivatives and unrealized gains and losses on our available-for-sale securities, which includes a temporary impairment charge of $3,500 in fiscal 2008 associated with our auction rate securities. Refer to Note 3 for further discussion regarding this unrealized loss.

Other comprehensive income for the fiscal years 2008, 2007, and 2006 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income (loss).

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income (loss) at the end of each fiscal year, were as follows (net of related tax effects):

	2008	2007	2006

Accumulated translation adjustments	$4,432	$3,321	$367
Accumulated unrealized gain (loss) on available-for-sale investments	(2,317)	5,469	(9,714)
Accumulated unrealized loss on derivatives	(1,342)	(3,288)	(1,751)

Total accumulated other comprehensive income (loss)	$773	$5,502	$(11,098)

Cash and Cash Equivalents — We consider all highly liquid debt investments with original maturities of three months or less to be cash equivalents at time of purchase.

Available-for-Sale Investments — Available-for-sale investments with original maturities of greater than three months are classified as short-term investments as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. As of April 25, 2008, all marketable securities held by us are classified as available-for-sale and our entire auction rate securities portfolio is classified as long-term investments. Available-for-sale investments are carried at fair market value, and unrealized gains or losses are recorded, net of taxes in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Any gains or losses on sales of investments are computed based upon specific identification. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. The fair value of our available-for-sale investments, including those included in restricted investments, was $543,226 and $935,762 as of April 25, 2008, and April 27, 2007, respectively.

Restricted Investments — We have available-for-sale investments that are pledged as collateral pursuant to the secured credit agreement (the “Secured Credit Agreement”) entered into with JPMorgan Securities Inc. (“JPMorgan Securities”) as sole bookrunner and sole lead arranger. As of April 25, 2008, investments of $242,613 were classified as long-term restricted investments within the Consolidated Balance Sheets in accordance with the investment maturity and loan repayment schedule. As of April 27, 2007, investments of $116,060 were classified as short-term restricted investments in connection with the loan agreement entered with JPMorgan, as administrative agent (the “Loan Agreement”), within the Consolidated Balance Sheets in accordance with the investment maturity and loan repayment schedule. There was no short-term restricted investment as of April 25, 2008 and no long-term restricted investment as of April 27, 2007.

Investments in Nonpublic Companies — We have certain investments in nonpublicly- traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence and accordingly, we account for these investments under the cost method. As of April 25, 2008, and April 27, 2007, $11,169 and $8,932 of these investments are included in long-term investments and restricted cash on the balance sheet. We perform periodic reviews of our investments for impairment.

Other-than-temporary Impairment — All of our available-for-sale investments and nonmarketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability to hold investments to maturity or until recovery. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. For long term investments such as auction rate securities,

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment is determined based on fair value and marketability of these investments. The valuation models we used to estimate fair value included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. For nonmarketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects, limited capital resources, limited prospects of receiving additional financing, limited prospects for liquidity of the related securities and general market conditions in the investees’ industry.

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

Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The land at our Sunnyvale headquarters site and at Research Triangle Park (“RTP”), North Carolina, is not depreciated but is reviewed for impairment similar to our review of goodwill and intangible assets discussed below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Building improvements are amortized over the estimated lives of the assets, which range from 10 to 40 years. Construction in progress will be amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

We review the carrying values of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the asset.

Goodwill and Purchased Intangible Assets — Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” We record goodwill and identifiable intangibles related to acquisitions and evaluate these items for impairment on an annual basis, or sooner if events or changes in circumstances indicate that carrying values may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets is compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required. We performed an annual impairment test of goodwill as of February 22, 2008, and February 23, 2007, respectively, and found no impairment.

Purchased intangible assets include patents, existing technologies, trademarks, tradenames, customer contracts/relationships and covenants not to compete, which are carried at cost less accumulated amortization. Amortization of purchased intangible assets is computed using the straight-line method over estimated useful lives of the assets, which range from 18 months to eight years. See Note 14, “Goodwill and Purchased Intangible Assets.”

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our multiple element arrangements include our systems and one or more of the following undelivered software-related elements: software entitlements and maintenance, premium hardware maintenance, and storage review services. Our software entitlements and maintenance entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenues from software entitlements and maintenance, premium hardware maintenance services and storage review services are recognized ratably over the contractual term, generally from one to three years. Standard hardware warranty costs are considered an obligation under SFAS No. 5, Accounting for Contingencies and expensed as a cost of service when revenue is recognized; such costs were $26,997 in fiscal 2008, $22,082 in fiscal 2007, and $18,532 in fiscal 2006. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. We typically sell technical consulting services separately from any of our other revenue elements, either on a time and materials basis or for fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized at the time of delivery and any remaining costs are accrued, as the remaining undelivered services are considered to be inconsequential and perfunctory. For arrangements with multiple elements, we recognize as revenue the difference between the total arrangement price and the greater of fair value or stated price for any undelivered elements (“the residual method”).

For our undelivered software-related elements, we apply the provisions of SOP No. 97-2 and determine fair value of these undelivered elements based on vendor-specific objective evidence (“VSOE”), which for us consists of the prices charged when these services are sold separately either alone, in the case of software entitlements and maintenance, or as a bundled element which always includes software entitlements and maintenance and premium hardware maintenance, and may also include storage review services. To determine the fair value of these elements, we analyze both the selling prices when elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE of fair value for the undelivered elements. If VSOE cannot be obtained to establish fair value of the undelivered elements, paragraph 12 of SOP No. 97-2 would require that revenue from the entire arrangement be initially deferred and recognized ratably over the period these elements are delivered.

For income statement presentation purposes, once fair value has been determined for our undelivered bundled elements, we allocate revenue first to software entitlements and maintenance, based on VSOE of its fair value with the remainder allocated other service revenues.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for doubtful accounts as of April 25, 2008, was $2,439, compared to $2,572 as of April 27, 2007. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Revenues — Deferred revenues consist primarily of amounts related to software entitlements and maintenance, service contracts and other service described in revenue recognition above.

Software Development Costs — The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed.” Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented. In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design, and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of our systems, as well as consulting costs. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally three years. We did not capitalize any software development costs in fiscal 2008, 2007 or 2006.

Income Taxes — Deferred income tax assets and liabilities are provided for temporary differences that will result in future tax deductions or income in future periods, as well as the future benefit of tax credit carryforwards. A valuation allowance reduces tax assets to their estimated realizable value. In years prior to fiscal 2006, U.S. income taxes were not provided on that portion of unremitted earnings of foreign subsidiaries that were expected to be reinvested indefinitely. The American Jobs Creation Act created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. During the fourth quarter of fiscal 2006, we repatriated $405,500 of accumulated foreign earnings and recorded a $22,500 federal and state income tax liability upon the remittance of those foreign earnings. As of our fiscal years ended April 25, 2008 and April 27, 2007, the amount of accumulated unremitted earnings from our foreign subsidiaries considered to be reinvested indefinitely under Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” was approximately $677,200 and $330,000, respectively.

Determining the liability for uncertain tax positions requires us to make significant estimates and judgments as to whether, and the extent to which, additional taxes may be due based on potential tax audit issues in the U.S. and other tax jurisdictions throughout the world. Our estimates are based on the outcomes of previous audits, as well as the precedents set in cases in which others have taken similar tax positions to those taken by us. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such a determination.

Effective April 28, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 109, “Accounting for Income Taxes,” and substantially changes the applicable accounting model. There was no cumulative effect from the adoption of FIN No. 48. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. See “Note 8, Income Taxes,” for further discussion.

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

Derivative Instruments — We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged items through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. For all periods presented, realized gains and losses on the ineffective portion of our hedges were not material.

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

Balance Sheet.  We utilize foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign assets and liabilities. Gains and losses on these derivatives offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. In fiscal 2008, net gains generated by hedged assets and liabilities totaled $12,752, which were offset by losses on the related derivative instruments of $13,487. In fiscal 2007, net gains generated by hedged assets and liabilities totaled $5,180, which were offset by losses on the related derivative instruments of $2,829. In fiscal 2006, net gains generated by hedged assets and liabilities totaled $3,505, which were offset by losses on the related derivative instruments of $1,681.

The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency options is limited to the premiums paid.

Forecasted Transactions.  We use currency forward contracts to hedge exposures related to forecasted sales and operating expenses denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as other comprehensive income (loss) until the forecasted transaction occurs.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. For fiscal years 2008, 2007, and 2006, we did not record any gains or losses related to forecasted transactions that did not occur or became improbable.

We measure the effectiveness of hedges of forecasted transactions on at least a quarterly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. No ineffectiveness was recognized in earnings during fiscal 2008, 2007, and 2006.

As of April 25, 2008, the notional fair value of foreign exchange forward and foreign currency option contracts totaled $419,264.

We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes.

Use of Estimates — The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; allowance for doubtful accounts; valuation of goodwill and intangibles; fair value of derivative instruments and related hedged items; accounting for income taxes; inventory valuation and contractual commitments; restructuring accruals; impairment losses on investments; fair value of options granted under our stock-based compensation plans; and loss contingencies. Actual results could differ from those estimates.

Concentration of Credit Risk and Allowance for Doubtful Accounts  — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, foreign exchange contracts and accounts receivable. Cash equivalents and short-term investments consist primarily of corporate bonds, U.S. government agencies, and money market funds, all of which are considered high investment grade. Our policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults. We sell our products primarily to large organizations in different industries and geographies. Credit risk is mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses.

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, and restricted stock awards.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	April 25,	April 27,	April 28,
	2008	2007	2006

Net Income (Numerator):
Net income, basic and diluted	$309,738	$297,735	$266,452

Shares (Denominator):
Weighted average common shares outstanding	351,876	371,628	371,544
Weighted average common shares outstanding subject to repurchase	(200)	(424)	(483)

Shares used in basic computation	351,676	371,204	371,061
Weighted average common shares outstanding subject to repurchase	200	424	483
Common shares issuable upon exercise of stock options	9,214	16,826	16,837

Shares used in diluted computation	361,090	388,454	388,381

Net Income per Share:
Basic	$0.88	$0.80	$0.72

Diluted	$0.86	$0.77	$0.69

At April 25, 2008, April 27, 2007 and April 28, 2006, 39,302, 22,827, and 8,831, shares of common stock options with a weighted average exercise price of $38.92, $45.00, and $65.34 respectively, were excluded from the diluted net income per share computation, as their exercise prices were greater than the average market price of the common shares for the periods presented and would therefore be antidilutive.

Stock-Based Compensation — On April 29, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which required us to measure and recognize compensation expense for all stock-based payments awards, including employee stock options, restricted stock units and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and to recognize the costs in our financial statements over the employees’ requisite service period. Total stock-based compensation expense recognized in fiscal 2008 and 2007 was $147,964 and $163,033, respectively.

The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted. Calculating the fair value of employee stock options and the rights to purchase shares under the employee stock purchase plans requires estimates and significant judgment. We use the Black-Scholes option pricing model to estimate the fair value of these awards, consistent with the provisions of SFAS No. 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options and forfeiture rate. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Our stock price volatility assumption is based on an implied volatility of call options and dealer quotes on call options, generally having a term of greater than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of our stock-based awards, the related stock-based compensation expense and, consequently, our results of operations. Likewise, the shortening of the contractual life of our options could change the estimated exercise behavior in a manner other than currently expected.

NETAPP, INC.

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

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net income and pro forma net income per share for fiscal 2006, would be as follows:

Year Ended
April 28,
2006

Net income as reported	$266,452
Add: stock based employee compensation expense included in reported net income under APB No. 25, net of related tax effects	7,976
Deduct: total stock based compensation determined under fair value based method for all awards, net of related tax effects	(98,762)

Pro forma net income	$175,666

Basic net income per share, as reported	$0.72

Diluted net income per share, as reported	$0.69

Basic net income per share, pro forma	$0.47

Diluted net income per share, pro forma	$0.45

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows — Supplemental cash flows and noncash investing and financing activities are as follows:

	Year Ended
	April 25,	April 27,	April 28,
	2008	2007	2006

Supplemental Cash Flow Information:
Income taxes paid	$29,307	$38,941	$13,730
Income tax refunds	2,202	4,237	4,262
Interest paid	8,082	10,584	1,239
Noncash Investing and Financing Activities:
Conversion of evaluation inventory to equipment	—	—	21,918
Deferred stock compensation, net of reversals	—	—	26,968
Income tax benefit from employee stock transactions	48,195	175,036	36,596
Acquisition of property and equipment on account	27,280	11,226	4,618
Reclassification of restricted investments	375,981	—	241,152
Stock issued for acquisition	—	—	191,874
Options assumed for acquired businesses	5,217	8,369	38,456
Interest accrued for debt	—	373	44
Common stocks received from sale of assets	—	4,637	—

Recently Issued Accounting Standards — In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new final Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).” Under the final FSP, cash settled convertible securities would be separated into their debt and equity components. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the debt would be recorded at a discount reflecting its below-market coupon interest rate. The debt would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The final FSP requires explicit disclosure requirements and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This final FSP is to be applied retrospectively to all periods presented. This standard will have an effect on the Company’s convertible debenture sold in June 2008 as described in Note 17, Subsequent Events.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. This statement is effective for our fourth quarter of fiscal 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. We are required to adopt SFAS No. 159 at the beginning of the first quarter of fiscal 2009, which began on April 26, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 affects other accounting pronouncements that require or permit fair value measurements where the FASB has previously concluded that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements, but may change current practice in some instances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 in the first quarter of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP 157-2 is not expected to have a material impact on our financial position or results of operations.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Components

Short-Term and Long-Term Investments

The following is a summary of investments at April 25, 2008:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$382,528	$2,066	$903	$383,691
Auction rate securities	76,202	—	3,500	72,702
U.S. government agencies	61,578	352	150	61,780
U.S. Treasuries	15,375	107	—	15,482
Municipal bonds	1,591	9	—	1,600
Certificate of deposits	2	—	—	2
Money market funds	839,841	—	—	839,841

Total debt and equity securities	1,377,117	2,534	4,553	1,375,098
Less cash equivalents	831,872	—	—	831,872
Less long-term restricted investments	241,867	1,033	287	242,613	(1)

Total unrestricted investments	$303,378	$1,501	$4,266	$300,613

Short-term unrestricted investments	$227,176	$1,501	$766	$227,911
Long-term unrestricted investments	76,202	—	3,500	72,702	(1)

Total unrestricted investments	$303,378	$1,501	$4,266	$300,613

The following is a summary of investments at April 27, 2007:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$544,334	$398	$1,484	$543,248
Auction rate securities	114,415	—	—	114,415
Corporate securities	113,084	24	7	113,101
U.S. government agencies	218,492	12	753	217,751
U.S. Treasuries	10,097	—	112	9,985
Municipal bonds	3,769	—	11	3,758
Marketable equity securities	4,637	8,276	—	12,913
Money market funds	84,961	—	—	84,961

Total debt and equity securities	1,093,789	8,710	2,367	1,100,132
Less cash equivalents	164,347	23	—	164,370
Less short-term restricted investments	116,950	—	890	116,060	(2)

Total unrestricted investments	$812,492	$8,687	$1,477	$819,702

Short-term unrestricted investments	$812,492	$8,687	$1,477	$819,702
Long-term unrestricted investments	—	—	—	—

Total unrestricted investments	$812,492	$8,687	$1,477	$819,702

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	As of April 25, 2008, we have pledged $242,613 of long-term restricted investments for the revolving credit facility (see Note 6). In addition, we have long-term restricted cash of $4,621 relating to our foreign rent, custom, and service performance guarantees. As of April 25, 2008, we also have long-term available-for-sale investment of $72,702 and investments in nonpublic companies of $11,169. These combined amounts are presented as long-term investments and restricted cash in the accompanying Consolidated Balance Sheets as of April 25, 2008.

(2)	As of April 27, 2007, we have pledged $116,060 of short-term restricted investments for the Tranche A term loan as defined in the Loan Agreement (see Note 6) and have short-term restricted cash of $2,252, relating to our foreign rent, custom, and service performance guarantees, which is presented as short-term restricted cash and investments in the accompanying Consolidated Balance Sheets as of April 27, 2007. In addition, we have long-term restricted cash of $3,639, and investments in nonpublic companies of $8,932. These combined amounts are presented as long-term investments and restricted cash in the accompanying Consolidated Balance Sheets as of April 27, 2007.

On August 13, 2007, we sold 360 shares of common stock of Blue Coat and received net proceeds of $18,256 and recorded a $13,619 realized gain. These shares of common stock in Blue Coat Systems, Inc. (“Blue Coat”) were received in connection with the sale of certain assets of NetCache® to Blue Coat on September 11, 2006, as described in Note 16.

We record net unrealized gains or losses on available-for-sale securities in other comprehensive income (loss), which is a component of stockholders’ equity. Realized gains or losses are reflected in income and have not been material for all years presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 25, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$31,716	$(175)	$99,011	$(728)	$130,727	$(903)
Auction rate securities	72,702	(3,500)	—	—	$72,702	$(3,500)
U.S. government agencies	4,024	(22)	8,163	(128)	12,187	(150)

Total	$108,442	$(3,697)	$107,174	$(856)	$215,616	$(4,553)

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 27, 2007:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$160,031	$(694)	$207,685	$(790)	$367,716	$(1,484)
Corporate securities	16,643	(7)	—	—	16,643	(7)
U.S. government agencies	103,964	(489)	85,242	(264)	189,206	(753)
U.S.treasury	9,984	(112)	—	—	9,984	(112)
Municipal bonds	2,172	(8)	1,586	(3)	3,758	(11)

Total	$292,794	$(1,310)	$294,513	$(1,057)	$587,307	$(2,367)

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrealized losses on our investments in corporate bonds and U.S. government agencies were caused by interest rate increases. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at April 25, 2008.

Since the third quarter of calendar 2007, the credit markets have been volatile and have experienced a shortage in overall liquidity due to the instability in the sub-prime lending industry. We believe we have sufficient liquidity under cash provided by operations and our financing agreements. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we may determine that we may have experienced an other-than-temporary decline in fair value of some of our investments, which could adversely impact our financial results. See further discussion under Item 1A — Risk Factors, “Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which could adversely affect our earnings.”

Our long term investments include auction rate securities (ARS) with a fair value of $72,702 at April 25, 2008. These ARS are securities with long term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at the time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which historically has provided a liquid market for these securities.

All of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. Beginning in the fourth quarter of fiscal 2008, liquidity issues in the global credit markets resulted in the failure of auctions for certain ARS investments, with a par value of $76,202 at April 25, 2008. For each failed auction, the interest rate moves to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms. However, the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

We believe that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these investments. Based on an analysis of the fair value and marketability of these investments, we recorded a temporary impairment within other comprehensive income, an element of stockholders’ equity on our balance sheet, of approximately $3,500 at April 25, 2008. In addition, we have classified all of our auction rate securities, with an estimated fair value of $72,702, as long-term assets in our consolidated balance sheet as of April 25, 2008 as our ability to liquidate such securities in the next 12 months is uncertain. We will continue to monitor these securities; if we determine that the decline in market value is other-than-temporary, an impairment loss would be recognized at that time. We do not believe that the lack of liquidity relating to our ARS investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements.

Inventories

	April 25,	April 27,
	2008	2007

Purchased components	$7,665	$19,429
Work-in-process	271	5
Finished goods	62,286	35,446

	$70,222	$54,880

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

	April 25,	April 27,
	2008	2007

Land	$176,129	$163,837
Buildings and building improvements	229,067	223,720
Leasehold improvements	67,860	45,476
Computers, related equipment and purchased software	480,770	385,355
Furniture	52,540	42,650
Construction-in-progress	90,469	43,708

	1,096,835	904,746
Accumulated depreciation and amortization	(403,043)	(301,223)

	$693,792	$603,523

4.	Commitments and Contingencies

The following summarizes our commitments and contingencies at April 25, 2008, and the effect such obligations may have on our future periods:

	2009	2010	2011	2012	2013	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$27,813	$24,530	$21,220	$15,707	$12,818	$27,154	$129,242
Real estate lease payments(2)	6,157	9,225	10,223	10,223	135,483	154,872	326,183
Equipment operating lease payments(3)	17,539	12,925	6,388	1,535	1,262	—	39,649
Venture capital funding commitments(4)	246	233	221	18	—	—	718
Purchase commitments(5)	47,173	—	—	—	—	—	47,173
Capital expenditures(6)	29,688	—	—	—	—	—	29,688
Communications and maintenance(7)	21,597	12,459	4,812	907	85	—	39,860

Total Contractual Cash Obligations	$150,213	$59,372	$42,864	$28,390	$149,648	$182,026	$612,513

Other Commercial Commitments:
Letters of credit(8)	$2,229	$53	$70	$373	$71	$367	$3,163

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2017. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 13. Total rent expense for all facilities was $29,586 for year ended April 25, 2008, and $23,986 and $18,787 for years ended April 27, 2007 and April 28, 2006, respectively.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Included in the above contractual cash obligations pursuant to five financing arrangements with BNP are (a) lease commitments of $6,157 in fiscal 2009; $9,225 in fiscal 2010; $10,223 in each of the fiscal years 2011, and 2012; $8,365 in fiscal 2014; and $6,165 thereafter, which are based on the LIBOR rate at April 25, 2008 plus a spread or a fixed rate, for terms of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $275,825 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Amounts included in purchase commitments are (a) agreements to purchase components from our suppliers and/or contract manufacturers that are non-cancelable and legally binding; and (b) commitments related to utilities contracts. Purchase commitments and other exclude (a) products and services we expect to consume in the ordinary course of business in the next 12 months; (b) orders that represent an authorization to purchase rather than a binding agreement; (c) orders that are cancelable without penalty and costs that are not reasonably estimable at this time.

(6)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as property and equipment.

(7)	Communication and maintenance represent payments we are required to make based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in September 2012.

(8)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees

As of April 25, 2008, we have commitments relating to two financing, construction, and leasing arrangements with BNP for office space and a parking structure to be located on land in Sunnyvale, California that we currently own. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 380,000 square feet of office space costing up to $113,500. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread or a fixed rate (3.49% and 3.06% for the first and second lease, respectively, at April 25, 2008) on the cost of the facilities. We began to make lease payments on the first building in January 2008 and expect to begin making lease payments on the second building in December 2008, respectively, for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $48,500 and $65,000, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41,225 and $55,250, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41,225 and $55,250, respectively, in which event we may recoup some or all of such payments by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

As of April 25, 2008, we have a commitment relating to a third financing, construction, and leasing arrangement with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. This arrangement requires us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61,000. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread (3.06% at April 25, 2008) on the cost of the facility. We expect to begin making lease payments on the completed building in January 2009 for a term of five and a half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNP for $61,000; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51,850, and be liable for any deficiency between the

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net proceeds received from the third party and $51,850; or (iii) pay BNP a supplemental payment of $51,850, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

As of April 25, 2008, we have a commitment relating to a fourth financing and operating leasing arrangement with BNP for approximately 374,274 square feet of buildings located in Sunnyvale, California costing up to $101,050. This arrangement requires us to pay minimum lease payments, which may vary based on the LIBOR plus a spread or a fixed rate (3.47% and 3.49% for the first two buildings, and 3.06% for the third building at April 25, 2008). We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $101,050; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $85,893, and be liable for any deficiency between the net proceeds received from the third party and $85,893; or (iii) pay BNP a supplemental payment of $85,893, in which event we may recoup some or all of such payment by arranging for the sale of the buildings by BNP during the ensuing two-year period.

During the fourth quarter of fiscal 2008, we entered into a fifth financing, construction, and leasing arrangement with BNP for facility space to be located on land currently owned by us in Sunnyvale, California. This arrangement requires us to lease our land to BNP for a period of 99 years to construct approximately 189,697 square feet for a data center costing up to $48,950. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread (3.06% at April 25, 2008) on the cost of the facility. We expect to begin making lease payments on the completed building in January 2010 for a term of five years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNP for $48,950; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $41,608, and be liable for any deficiency between the net proceeds received from the third party and $41,608; or (iii) pay BNP a supplemental payment of $41,608, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

All leases require us to maintain specified financial covenants with which we were in compliance as of April 25, 2008. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short Term Investments.

As of April 25, 2008, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $419,264. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options.

We have both recourse and nonrecourse lease financing arrangements with third party leasing companies through preexisting relationships with customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third party leasing company in the event that any customers default. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company come due. As of April 25, 2008, and April 27, 2007, the maximum recourse exposure under such leases totaled approximately $24,842 and $10,262, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced material losses under this lease financing program.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation. Effective September 27, 2007, the Internal Revenue Service’s Large and Mid-Sized Business Division released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge for internally developed as well as acquisition-related intangible property that is made available to a qualified CSA. We have evaluated the IRS’s positions in this CIP and believe that it will not have a material adverse impact upon our consolidated financial position and the results of operations and cash flows. Furthermore, we do not believe, based upon information currently known to us, that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. However, if upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

Effective March 20, 2008, the IRS also released a CIP with respect to the cost sharing of stock based compensation. Specifically, this CIP provides guidance to IRS personnel concerning stock based compensation related to a CSA by providing that the parties to a CSA will share all costs related to intangible development of the covered intangibles, including but not limited to, salaries, bonuses, and other payroll costs and benefits, and that taxpayers should include all forms of compensation in the cost pool, including those costs related to stock-based compensation. We have evaluated the IRS’s positions in this CIP and have concluded that it will not have a material adverse impact upon our consolidated financial position and the results of operations and cash flows.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by the GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We are cooperating with the investigation and have produced documents and met with the Department of Justice on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation is still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of April 25, 2008.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of April 25, 2008.

5.	Line of Credit

In July 1998, we negotiated a $5,000 unsecured revolving credit facility with a domestic commercial bank. The credit facility expired in December 2007, except to the extent of our outstanding letters of credit amounting to $1,755 as of April 25, 2008. Under terms of the credit facility, we must maintain various financial covenants, with which we are in compliance. Any borrowings under this agreement bear interest at either LIBOR plus 1% or at the lender’s “prime” lending rate, such rate determined at our discretion. In addition, the amounts allocated under our unsecured revolving credit facility to support certain of our outstanding letters of credit amounted to $450 (see Note 6) as of April 25, 2008.

We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $600,000, of which $284,619 was available at April 25, 2008.

6.	Credit Facility and Debt

On November 2, 2007, we entered into a senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP Paribas (“BNP”), as syndication agent, and JPMorgan Chase Bank National Association (“JPMorgan”), as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years. Revolving loans may be, at our option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on LIBOR for the interest period specified by us plus a spread based on our leverage ratio. Interest on Alternative Base Rate borrowings, swingline loans and letter of credit disbursements accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. As of April 25, 2008, no amount was outstanding under this facility.

On October 5, 2007, the Company entered into a Secured Credit Agreement with JPMorgan Securities. The Secured Credit Agreement provides for a revolving secured credit facility of up to $250,000 with a term of five years. On October 10, 2007, $250,000 was advanced to the Company and was recorded in the Long-Term Debt in the accompanying Consolidated Balance Sheets as of April 25, 2008. During fiscal 2008, we made repayments of $146,400 and drew $69,000 on the revolving credit facility. As of April 25, 2008, the outstanding balance on the Secured Credit Agreement was $172,600. The full amount is due on the maturity date of October 5, 2012. As of April 25, 2008, we have pledged $242,613 of long-term restricted investments in connection with the Secured Credit Agreement. Interest for the Secured Credit Agreement accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 2.88% at April 25, 2008.

On March 31, 2006, NetApp Global LTD., a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with JPMorgan, as administrative agent. The Loan Agreement provides for a term loan available in two tranches, a tranche of $220,000 (“Tranche A”) and a tranche of $80,000 (“Tranche B”), for an aggregate borrowing of $300,000. The proceeds of the term loan were used to finance a dividend from Global to the Company under the American Jobs Creation Act. The Tranche A term loan, together with accrued and unpaid interest, was due in full on the maturity date of March 31, 2008. During fiscal 2008, we made repayments of $85,110 on the term loan. The Tranche A and Tranche B term loan were fully repaid as of April 25, 2008, and January 26, 2007, respectively.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 25, 2008, we were in compliance with all debt covenants as required by the Unsecured Credit Agreement, and Secured Credit Agreement, respectively.

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

Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, stock-based compensation expense had not been recognized in our consolidated statement of operations, other than those related to acquisitions and restricted stock awards. As a result of adopting SFAS No. 123R, pretax stock-based compensation expense recorded for fiscal 2008 and 2007 of $147,964 and $163,033, respectively, was related to employee stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and employee stock purchases under our Employee Stock Purchase Plan. Pretax stock-based compensation expense of $13,293 for fiscal 2006, which we recorded under APB No. 25, was related to RSUs, RSAs, and options assumed from acquisitions.

As required by SFAS No. 123R, we eliminated the unamortized deferred stock compensation of $49,266 on April 29, 2006. Our common stock and additional paid-in capital were also reduced by the same amount and had been included in the Stockholders’ Equity of our Consolidated Balance Sheets as of April 28, 2006.

SFAS No. 123R Stock-Based Compensation Expense

The stock-based compensation expenses included in the Consolidated Statement of Income for fiscal 2008 and 2007 are as follows:

	Year Ended
	April 25,	April 27,
	2008	2007

Cost of product revenue	$3,384	$3,720
Cost of service revenue	10,442	10,088
Sales and marketing	65,399	71,701
Research and development	46,632	51,323
General and administrative	22,107	26,201

Total stock-based compensation expense before income taxes	147,964	163,033
Income taxes	(29,270)	(29,525)

Total stock-based compensation expense after income taxes	$118,694	$133,508

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation associated with each type of award:

	Year Ended
	April 25,	April 27,
	2008	2007

Employee stock options and awards	$131,410	$150,257
Employee stock purchase plan (“ESPP”)	16,513	13,099
Change in amounts capitalized in inventory	41	(323)

Total stock-based compensation expense before income taxes	147,964	163,033
Income taxes	(29,270)	(29,525)

Total stock-based compensation expense after income taxes	$118,694	$133,508

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

Valuation Assumptions

In compliance with SFAS No. 123R, we estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options			ESPP
	Year Ended			Year Ended
	April 25,	April 27,	April 28,	April 25,	April 27,	April 28,
	2008	2007	2006	2008	2007	2006

Expected life in years(1)	4.0	4.0	3.9	0.5	0.5	0.5
Risk-free interest rate(2)	2.04% - 5.02%	4.42% - 5.05%	3.77% - 4.76%	2.36% -4.95%	4.42% - 5.06%	3.17% - 4.58%
Volatility(3)	33% - 55%	32% - 38%	66% - 69%	35% - 49%	32% - 38%	66% - 69%
Expected dividend(4)	0%	0%	0%	0%	0%	0%

(1)	The expected life of 4.0 years represented the period that our stock-based award was expected to be outstanding and was determined based on historical experience on similar awards. The expected life of 0.5 years for the purchase plan was based on the term of the purchase period.

(2)	The risk-free interest rate for the options was based upon U.S. Treasury bills with equivalent expected terms of our employee stock-based award. The risk-free interest rate for the employee stock purchase plan was based upon U.S. Treasury bills yield curve in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility. Prior to adoption of SFAS No. 123R, we estimated volatility based upon historical volatility rates as required by SFAS No. 123.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

We estimate our forfeiture rates based on historical voluntary termination behavior and recognized compensation expense only for those equity awards expected to vest.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Incentive Programs

Stock Option Plans — In September 1995, we adopted the 1995 Stock Incentive Plan (“the 1995 Plan”). All outstanding options issued under a previous option plan were incorporated into the 1995 Plan upon the effectiveness of our initial public offering.

Under the 1995 Plan, the Board of Directors may grant to employees, directors, and consultants options to purchase shares of our common stock. The 1995 Plan comprises three separate equity incentive programs: (i) the Discretionary Option Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Salary Investment Option Grant Program under which the company’s officers and other highly compensated employees may elect to have a portion of their base salary reduced in return for stock options, and (iii) the Stock Issuance Program under which eligible persons may be issued shares of Common Stock directly. Options granted under the 1995 Plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expire as determined by the Board of Directors, but not more than 10 years after the date of grant. The 1999 Plan supplements the existing 1995 Plan which will expire on August 31, 2008 and all available share may or may not be issued prior to expiration. However, an Automatic Option Grant Program previously in effect under the 1995 Plan terminated as of October 26, 1999, and all automatic option grants made to nonemployee board members on or after that date will be made under the 1999 Plan.

In April 1997, the Board of Directors adopted the Special Nonofficer Stock Option Plan (“the Nonofficer Plan”) which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Nonofficer Plan allows only for the issuance of nonqualified options to nonofficer employees. The Nonofficer Plan expired on December 31, 2007, and no further grants may be made from the plan.

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

Under the 1999 Plan, the Board of Directors may grant to employees, directors, and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest over a four-year period. Options granted prior to April 29, 2006, have a term of no more than 10 years after the date of grant and those granted after April 29, 2006 have a term of no more than seven years, subject to earlier termination upon the occurrence of certain events. In fiscal 2004, the 1999 Plan was amended to create the Stock Issuance Program, whereby eligible individuals may be issued shares of common stock directly, either through the issuance or immediate purchase of these shares or as a bonus for services rendered. In fiscal 2005, the 1999 Plan was amended to increase the share reserve by an additional 10,200 shares of common stock; to create the Stock Appreciation Right Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in Fair Market Value of the shares; to create the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares and performance units that result in payment to the participant only if performance goals or other vesting criteria are achieved; and to prohibit the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appreciation right with a lower exercise price unless approved by stockholders. In fiscal 2006, the 1999 Plan was amended to increase the share reserve by an additional 10,600 shares of common stock and limit the number of shares that may be issued pursuant to full value awards that may be granted under the Stock Issuance Program or the Performance Share and Performance Unit Program. In fiscal 2007, the 1999 Plan was amended to increase the share reserve by an additional 10,900 shares of common stock and to increase Director compensation under the Automatic Option Grant Program from an option to purchase 15,000 shares to an option to purchase 20,000 shares. In fiscal 2008, the 1999 Plan was amended to increase the share reserve by an additional 7,200 shares of common stock; to extend the term of the Plan for a period of ten years; to increase the limitation of the percentage of Stock Issuance and Performance Shares or Performance Units that may be granted under the Plan from 10% to 30% of the shares reserved; to increase the limit on the value of performance units a participant may receive during any calendar year to $2,000; and to decrease the maximum term of options and stock appreciation rights to seven years. There have been no repricing to date under any of the plans, and no stock appreciation rights have been issued.

In fiscal 2008, we assumed a stock option plan in connection with our acquisition of Onaro (see Note 12). Under the terms of the merger agreement, options and restricted stock units to purchase 1,000 shares were exchanged at certain exchange ratios. The options granted under this plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. The restricted stock units generally vest at a rate of 50% on the first and second annual anniversaries of the vesting commencement date.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options		Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Numbers	Exercise	Contractual Term	Intrinsic
	Grant	of Shares	Price	(Years)	Value

Balances, April 29, 2005 (49,019 options exercisable at a weighted average exercise price of $24.38)	21,914	70,305	23.24
Additional shares reserved for plan	10,600	—	—
Options granted (weighted average fair value of $15.58)	(13,420)	13,420	30.31
Assumed Decru and Alacritus plans	2,029	—	—
Assumed Decru options issued (weighted average fair value of $17.40)	(1,907)	1,907	11.86
Assumed Alacritus options issued (weighted average fair value of $14.76)	(79)	79	26.30
Assumed Alacritus restricted stock units issued (weighted average fair value of $14.76)	(43)	43	—
Restricted stock units granted (weighted average fair value of $37.00)	(638)	638	—
Options exercised	—	(16,399)	12.44
Restricted stock units exercised	—	(98)	—
Options expired	(96)	—	—
Options canceled	4,165	(4,165)	35.38
Restricted stock units canceled	21	(21)	—

Balances, April 28, 2006 (41,116 options exercisable at a weighted average exercise price of $26.57)	22,546	65,709	26.08
Additional shares reserved for plan	10,900	—	—
Options granted (weighted average fair value of $11.06)	(12,820)	12,820	36.53
Assumed Topio options registered	858	—	—
Assumed Topio options issued (weighted average fair value of $39.33)	(858)	858	20.32
Restricted stock units granted (weighted average fair value of $37.58)	(753)	753	—
Options exercised	—	(11,908)	14.97
Restricted stock units exercised	—	(120)	—
Options forfeitures and canceled	3,039	(3,039)	38.36
Restricted stock units forfeitures and canceled	30	(30)	—
Options expired	(80)	—	—

Outstanding at April 27, 2007 (39,095 options exercisable at a	22,862	65,043	$29.28
weighted average exercise price of $28.57)
Assumed Onaro plan	1,000	—	—
Additional shares reserved for plan	7,200	—	—
Options granted (weighted average fair value of $26.41)	(11,196)	11,196	26.41
Restricted stock units granted (weighted average fair value of $23.11)	(3,373)	3,373	—
Assumed Onaro options issued (weighted average fair value of $22.22)	(808)	808	13.82
Assumed Onaro restricted stock units issued (weighted average fair value of $22.83)	(192)	192	—
Options exercised	—	(5,343)	12.47
Restricted stock units exercised	—	(309)	—
Options forfeitures and cancellation	4,639	(4,639)	37.54
Restricted stock units forfeitures and cancellation	153	(153)	—
Options expired	(643)	—	—

Outstanding at April 25, 2008	19,642	70,168	$28.08

Options vested and expected to vest as of April 25, 2008		63,112	$30.03	5.05	$150,626
Exercisable at April 25, 2008		42,857	$29.96	4.41	$141,341
RSUs vested and expected to vest as of April 25, 2008		3,950	$—	2.08	$92,587
Exercisable at April 25, 2008		—	$—	—	$—

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value for the fiscal 2008 and 2007 grants as of the grant date was $25.43 and $12.83, respectively. The total intrinsic value of options exercised was $83,129, $267,165 and $302,954 for fiscal 2008, 2007, and 2006, respectively. We received $66,614, $178,241, and $203,977 from the exercise of stock options for fiscal 2008, 2007, and 2006, respectively. There was $312,965 of total unrecognized compensation as of April 25, 2008 related to options and restricted stock units. The unrecognized compensation will be amortized on a straight-line basis over a weighted-average remaining period of 2.6 years.

Stock Issuance Program — Under the 1995 Stock Issuance Program, certain eligible persons may be issued shares of common stock directly. No restricted stock award was issued to employees during fiscal 2008. During fiscal 2007, and 2006, 125 and 210 shares, respectively, of restricted stock awards were issued to certain employees. Prior to the adoption of SFAS No. 123R, the exercise price discount from fair market value of these shares has been recorded as deferred stock compensation expense in fiscal 2006, which is being amortized ratably over its respective vesting periods, between three to four years. After the adoption of SFAS No. 123R in fiscal 2008 and 2007, the fair value of these grants are recorded as part of the stock-based compensation. At April 25, 2008, 3,635 shares were available for future issuances under this program.

The following table summarizes our nonvested shares (restricted stock awards) as of April 25, 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at April 27, 2007	265	$34.45
Awards granted	—	—
Awards vested	(70)	32.62
Awards canceled/expired/forfeited	(50)	34.26

Nonvested at April 25, 2008	145	$35.40

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during fiscal 2008 and 2007 was $1,632 and $3,135, respectively. There was $4,781 of total unrecognized compensation as of April 25, 2008 related to restricted stock awards. The unrecognized compensation will be amortized on a straight-line basis over a weighted-average remaining period of 2.2 years.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding under all option plans as of April 25, 2008:

		Options Outstanding
			Weighted		Options Exercisable
			Average	Weighted		Weighted
		Number	Remaining	Average		Average
Range of		Outstanding at	Contractual Life	Exercise	Number	Exercise
Exercise Prices		April 25, 2008	(In Years)	Price	Exercisable	Price

$ —	$0.010	4,554	2.09	$—	—	$—
0.09	5.00	846	3.52	3.04	727	3.17
5.11	10.00	2,642	4.09	9.46	2,614	9.49
10.24	15.00	2,846	1.97	11.77	2,845	11.77
15.21	20.00	6,483	4.23	17.23	6,392	17.20
20.16	25.00	16,053	5.51	22.09	9,775	21.89
25.31	30.00	7,237	6.80	28.13	3,244	28.58
30.74	35.00	13,419	6.00	32.10	7,196	32.23
35.83	45.00	9,774	5.83	38.98	3,750	39.26
46.56	55.00	3,833	2.05	53.52	3,833	53.52
58.00	122.19	2,481	2.12	89.62	2,481	89.62

$ —	$122.19	70,168	4.91	$28.08	42,857	$29.96

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. In fiscal 2008, the plan was amended to increase the share reserve by an additional 1,600 shares. In fiscal 2007 and 2006, the plan was amended to increase the share reserve by an additional 1,600 and 1,500 shares of common stock, respectively. Of the 20,600 shares authorized to be issued under this plan, 3,809 shares were available for issuance at April 25, 2008; 2,057, 1,632, and 1,575 shares were issued in fiscal 2008, 2007, and 2006, respectively, at a weighted average price of $23.38, $22.78, and $18.28 respectively.

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at April 25, 2008	1,264	$20.97	0.1	$3,123
Vested and expected to vest at April 25, 2008	1,228	$20.97	0.1	$3,033

The total intrinsic value of employee stock purchases was $9,365 and $20,462 for fiscal 2008 and 2007, respectively. The compensation cost for shares purchased under the ESPP plan was $16,513 and $13,099 for fiscal 2008 and 2007, respectively. There was $1,798 of total unrecognized compensation as of April 25, 2008 related to ESPP. The unrecognized compensation will be amortized on a straight-line basis over a weighted-average remaining period of 0.1 years.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan during fiscal 2008:

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

Deferred Stock Compensation — Prior to adoption of SFAS No. 123R in fiscal 2007, deferred stock compensation was recorded for the grant of stock awards or shares of restricted stock to employees at exercise prices deemed to be less than the fair value of our common stock on the grant date. Deferred stock compensation was also recorded for retention escrow shares withheld in accordance with the merger agreement. Deferred stock compensation was adjusted to reflect cancellations and forfeitures due to employee terminations as they occur. We recorded $29,855 of deferred stock compensation in fiscal 2006, primarily related to unvested options assumed and retention escrow shares withheld in the Spinnaker acquisition, restricted stock awards to certain employees, and the grant of stock options below fair value to certain highly compensated employees. We reversed $2,886 of deferred compensation in fiscal 2006 due to employee terminations. The reversals were primarily related to the forfeiture of unvested options assumed in acquisitions as a result of employee terminations.

We recorded $60 in compensation expense in fiscal 2006 for the fair value of options granted to a member of the Board of Directors in recognition for services performed outside of the normal capacity of a board member. During fiscal 2002, 100 common shares under the 1995 Plan were granted at an exercise price of $15.32 per share, the fair market value per share on the grant date. The option has a term of 10 years measured from the grant date, subject to earlier termination following his cessation of board service, and will vest in a series of 48 successive equal monthly installments upon his completion of each month of board service over the 48-month period measured from the grant date.

We recorded $13,233 in compensation expense for fiscal 2006 primarily related to the amortization of deferred stock compensation from unvested options assumed in the Decru, Alacritus, WebManage and Spinnaker acquisitions; the retention escrow shares relative to Spinnaker, the grant of stock options to certain highly compensated employees below fair value at the date of grant and the award of restricted stock to certain employees.

As required by SFAS No. 123R, we eliminated the unamortized deferred stock compensation of $49,266 on April 29, 2006 and reduced our common stock and additional paid-in capital by the same amount .

Stock Repurchase Program — Since the inception of the stock repurchase program through April 25, 2008, we have purchased a total of 87,365 shares of our common stock at an average price of $28.93 per share for an aggregate purchase price of $2,527,395. At April 25, 2008, $496,244 remained available for repurchases under the plan. The stock repurchase program may be suspended or discontinued at any time.

During fiscal 2008, we repurchased 32,772 shares of our common stock at an aggregate cost of $903,704, or a weighted average price of $27.58 per share. During fiscal 2007, we repurchased 22,597 shares of our common stock at an aggregate cost of $805,708, or a weighted average price of $35.66 per share. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Income before income taxes is as follows:

	Year Ended
	April 25,	April 27,	April 30,
	2008	2007	2006

Domestic	$45,769	$38,875	$105,274
Foreign	336,930	320,853	244,998

Total	$382,699	$359,728	$350,272

The provision for income taxes consists of the following:

	Year Ended
	April 25,	April 27,	April 30,
	2008	2007	2006

Current:
Federal	$48,791	$154,590	$56,715
State	23,849	23,153	6,533
Foreign	17,708	11,553	9,659

Total current	90,348	189,296	72,907

Deferred:
Federal	7,134	(107,166)	3,546
State	(20,458)	(20,137)	7,352
Foreign	(4,063)	—	15

Total deferred	(17,387)	(127,303)	10,913

Provision (benefit) for income taxes	$72,961	$61,993	$83,820

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended
	April 25,	April 27,	April 30,
	2008	2007	2006

Tax computed at federal statutory rate	$133,945	$125,904	$122,595
State income taxes, net of federal benefit	2,204	1,961	5,250
Federal credits	(4,659)	(7,757)	(7,824)
Non-deductible in process research and development	—	—	1,750
Stock-based compensation pursuant to SFAS No. 123R	11,001	25,008	—
Foreign earnings in lower tax jurisdiction	(67,596)	(82,071)	(61,137)
Remittance of accumulated foreign earnings (includes state taxes of $3,775, net of federal benefit)	—	—	22,482
Other	(1,934)	(1,052)	704

Provision for income taxes	$72,961	$61,993	$83,820

The income tax benefits associated with dispositions from employee stock transactions of $48,195, $175,036, and $36,596, respectively, for fiscal 2008, 2007 and 2006, were recognized as additional paid-in capital.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our deferred tax assets and liabilities are as follows:

	Year Ended
	April 25,	April 27,
	2008	2007

Deferred Tax Assets:
Inventory reserves and capitalization	$22,801	$20,583
Reserves and accruals not currently deductible	20,169	21,354
Net operating loss and credit carryforwards	71,656	53,356
Stock-based compensation	61,062	41,109
Deferred revenue	116,621	120,390
Capitalized research and development expenditures	2,394	3,778
Investment losses	2,088	1,669
Conditional royalty	15,969	13,173
Other	96	50

Gross deferred tax assets	312,856	275,462
Valuation allowance	(28,576)	(21,008)

Total deferred tax assets	284,280	254,454
Deferred Tax Liabilities:
Depreciation	(624)	1,068
Tax effect of unrealized comprehensive income	—	(2,899)
Acquisition intangibles	(23,178)	(31,057)
Other	(453)	(2,456)

Total deferred tax liabilities	(24,255)	(35,344)

Net deferred tax assets	$260,025	$219,110

Current deferred tax assets are $127,197 and $110,741 as of fiscal 2008 and 2007, respectively. Noncurrent net deferred tax assets for fiscal 2008 and 2007 are $132,828 and $108,369, respectively, and are included in Long Term Deferred Taxes and Other Assets within the accompanying Consolidated Balance Sheets.

As discussed in Note 2, effective April 28, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The entire portion of the $58,326 balance of unrecognized tax benefits at April 28, 2007, if recognized, would affect our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 28, 2007	$58,326
Additions based on tax positions related to the current year	21,184
Additions for tax positions of prior years	18,255

Balance at April 25, 2008 (included in Other Long-term Obligations)	$97,765

The entire balance of unrecognized tax benefits at April 25, 2008, if recognized, would affect our provision for income taxes.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the fiscal years ended 2005 through 2007, we recognized total accrued interest and penalties of approximately $170 and have included this accrual in our FIN No. 48 disclosure balances.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Our federal income tax returns are currently being examined for the fiscal years 2003-2004. We are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have net operating loss carryforwards from these years that could be subject to adjustment, if and when utilized.

As we are in the early stages of the federal income tax return and foreign jurisdiction income tax audit process, at this time we can not make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax Jurisdictions at April 25, 2008

2003 — 2007	United States — federal income tax
2002 — 2007	United States — state and local income tax
2003 — 2007	Australia
2004 — 2007	Germany
2005 — 2007	India
2006 — 2007	Japan
2000 — 2007	The Netherlands
2004 — 2007	United Kingdom

The above table excludes the net operating loss carryover risk identified above with respect to federal and state tax returns.

We adopted SFAS No. 123R effective the beginning our fiscal 2007. Pursuant to the requirements of Footnote 82 of SFAS No. 123R, we no longer include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures. Footnote 82 is applied on a prospective basis. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowance excluded under Footnote 82 for the years ended April 25, 2008 and April 27, 2007 are $245,130 and $363,303, which will result in additional paid in capital if and when realized as a reduction in taxes otherwise paid.

The Jobs Act created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from certain non-U.S. subsidiaries. During the fourth quarter of 2006, we incurred a charge of approximately $22,482 for federal and state income taxes

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the repatriation of approximately $400,000 of accumulated income earned by its foreign subsidiaries. As a result of this dividend, there were no significant unremitted earnings held by our foreign subsidiaries at April 28, 2006. As of our fiscal years ended April 25, 2008 and April 27, 2007, the amount of accumulated unremitted earnings from our foreign subsidiaries under APB No. 23 are approximately $677,200 and $330,000.

During fiscal 2006, our Netherlands subsidiary received a favorable tax ruling from the Netherlands tax authorities effective May 1, 2005. This ruling replaced a previous Netherlands tax ruling that was scheduled to expire on December 31, 2005. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2010.

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

As of April 25, 2008, our Netherlands subsidiary had a conditional royalty expense carryforward of $62,624 that may become available for offset against future Netherlands income. The carryforward may not, however, be used to offset income under the new Netherlands tax ruling expiring April 30, 2010. The carryforward does not have an expiration date. We have established a valuation allowance against the deferred tax asset for the carryforward based upon our belief that we will not be able to utilize this attribute. In the event we are able to utilize this attribute, the tax benefit of the carryforward will be accounted for as a credit to stockholders’ equity of $9,219 and as a reduction to the income tax provision of $6,750.

We have been notified of examinations in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) is owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. Our management does not believe, based upon information currently known to us that the final resolution of any of our audits will have a material adverse effect upon our consolidated financial position and the results of operations and cash flows. See Note 4 Commitments and Contingencies.

As of April 25, 2008, the federal and state net operating loss carryforwards for income tax purposes were approximately $499,930 and $163,302, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2021. State net operating losses of $8,582 will expire in fiscal years 2009 through 2011, $5,422 will expire in fiscal year 2012 while the remaining $149,298 will expire in fiscal years 2013 through 2028.

As of April 25, 2008, we had federal and state tax credit carryforwards of approximately $73,466 and $61,356, respectively, available to offset future income tax liabilities. Federal tax credit carryforwards of $46,245 will begin to expire in fiscal years 2009 through 2020, while the remaining $27,221 will expire in fiscal years beginning 2021. State tax credits of $1,513 will expire in fiscal years 2009 through 2012, while the remaining $59,843 is available indefinitely to reduce cash taxes otherwise payable. As discussed above, most of the net operating loss and tax credit carryovers, if realized, will be recognized as additional paid in capital in that they are employee stock option tax attributes.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2008, as part of our acquisition of Onaro, we acquired approximately $5,900 and $7,100 of federal and state net operating losses, respectively, that were realized as deferred tax assets upon acquisition.

9.	Segment, Geographic, and Customer Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We market our products in the U.S. and in foreign countries through our sales personnel and our subsidiaries. The Company’s Chief Executive Officer and Chief Operating Officer are considered our Chief Operating Decision Makers (“CODMs”), as defined by SFAS No. 131. The CODMs evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment, as our three geographic operating segments can be aggregated into one reportable segment as they have similar operating characteristics. For fiscal years 2008, 2007, and 2006, we recorded revenue from customers throughout the U.S. and Canada, Europe, Latin America, Australia, and Asia Pacific.

The following table presents total revenues for the years ended April 25, 2008, April 27, 2007, and April 28, 2006, by geographic area and long-lived assets as of April 25, 2008, and April 27, 2007, by geographic area.

	Years Ended
	April 25,	April 27,	April 28,
	2008	2007	2006

Total Revenues:
United States	$1,748,916	$1,550,268	$1,122,692
International	1,554,251	1,254,014	943,764

Total revenues	$3,303,167	$2,804,282	$2,066,456

Long-lived Assets:
United States	$1,837,586	$1,346,127
International	165,969	71,548

Total Long-lived Assets	$2,003,555	$1,417,675

Total revenues above are attributed to regions based on customers’ shipment locations.

International sales include export sales primarily to the United Kingdom, Germany, Japan, France, the Netherlands, Switzerland, Canada, and Australia. No single foreign country accounted for 10% or more of total revenues in fiscal 2008, 2007, or 2006.

No customer accounted for 10% or more of total revenues in fiscal 2008, 2007, or 2006.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash and investments reported in the Consolidated Balance Sheets approximate their fair value. Our short-term investments and foreign exchange contracts are carried at fair value based on quoted market prices. Other investments in nonmarketable securities are included in long-term investments and restricted cash at April 25, 2008, and April 27, 2007, with total carrying value of $11,169 and $8,932, which approximate their fair values. The fair value of our debt also approximates its carrying value as of April 25, 2008, and April 27, 2007.

We do not use derivative financial instruments for speculative or trading purposes. We enter into forward foreign exchange and currency option contracts to hedge trade and intercompany receivables and payables as well as future sales and operating expenses against future movement in foreign exchange rates.

Foreign currency forward contracts obligate us to buy or sell foreign currencies at a specified future date. Option contracts give us the right to buy or sell foreign currencies and are exercised only when economically beneficial. As of April 25, 2008, we had $419,289 of outstanding foreign exchange contracts that all had remaining maturities of five months or less. As of April 27, 2007, we had $367,479 of outstanding foreign exchange contracts (including $21,703 of option contracts). For the balance sheet hedges, these contracts are adjusted to fair value at the end of each month and are included in earnings. The premiums paid on the foreign currency option contracts are recognized as a reduction to other income when the contract is entered into. For cash flow hedges, the related gains or losses are included in other comprehensive income. Gains and losses on these foreign exchange contracts are offset by losses and gains on the underlying assets and liabilities. At April 25, 2008, and April 27, 2007, the estimated notional fair value of forward foreign exchange contracts were $419,264 and $368,807, respectively. The fair value of foreign exchange contracts is based on prevailing financial market information.

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 25, 2008:

		Foreign	Notional	Notional
		Currency	Contract Value in	Fair Value in
Currency	Buy/Sell	Amount	USD	USD

Forward Contracts:
EUR	Sell	153,226	$238,961	$238,740
GBP	Sell	46,488	$91,772	$91,978
CAD	Sell	21,480	$21,116	$21,115
Other	Sell	N/A	$15,490	$15,489
AUD	Buy	36,801	$34,127	$34,122
Other	Buy	N/A	$17,823	$17,820

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 27, 2007:

		Foreign	Notional	Notional
		Currency	Contract Value in	Fair Value in
Currency	Buy/Sell	Amount	USD	USD

Forward Contracts:
EUR	Sell	156,155	$211,846	$212,838
GBP	Sell	33,418	$66,507	$66,698
CAD	Sell	24,186	$21,670	$21,672
Other	Sell	N/A	$20,190	$20,194
AUD	Buy	23,654	$19,582	$19,581
Other	Buy	N/A	$5,981	$5,981
Option Contracts:
EUR	Sell	13,000	$17,711	$17,823
GBP	Sell	2,000	$3,992	$4,020

11.	Employee Benefit and Incentive Compensation Plans

We have established a 401(k) tax-deferred savings plan (“Savings Plan”). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $12,241, $10,920, and $2,220 for fiscal 2008, 2007, and 2006, respectively to the Savings Plan.

All employees of the Company are eligible to participate in the Incentive Compensation Plan (“Incentive Plan”) provided that they meet certain requirements pursuant to the Incentive Plan. Incentive Plan contributions totaled $56,632, $56,722, and $40,361in fiscal 2008, 2007, and 2006.

12.	Business Combinations

We have acquired several companies over the last three fiscal years. The total purchase price paid for each of these companies is summarized below:

	Year Ended
	April 25,	April 27,	April 28,
	2008	2007	2006
	Onaro	Topio	Decru	Alacritus

Cash consideration	$104,524	$136,852	$54,482	$11,000
Common stock issued	—	—	191,874	—
Fair value of vested stock options assumed	5,217	8,369	36,142	2,314
Acquisition-related transaction costs	989	882	711	337

	$110,730	$146,103	$283,209	$13,651

Number of shares issued	—	—	8,270	—
Number of stock options assumed	335	858	1,907	79

In accordance with SFAS No. 141, we allocate the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values; in the case of Onaro, this allocation is

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary and is subject to the finalization of certain valuation estimates. The purchase price allocations are as follows:

	Year Ended
	April 25,	April 27,	April 28,
	2008	2007	2006
	Onaro	Topio	Decru	Alacritus

Fair value of tangible assets acquired	$10,410	$7,905	$16,590	$67
Intangible assets:
Existing Technology (4 - 5 year life)	23,900	18,800	40,700	5,000
Patents and Core Technology (4 - 5 year life)	5,500	3,800	11,800	—
Customer Relationships (4 - 8 year life)	5,000	8,300	7,520	—
Non compete agreements (2 year life)	—	300	1,200	700
Trademarks and tradenames (2 - 7 year life)	1,600	200	4,800	—
In-process research and development	—	—	5,000	—
Goodwill	79,211	114,700	192,894	6,323
Fair value of liabilities assumed	(3,182)	(2,752)	(3,129)	(810)
Deferred stock compensation	—	—	18,549	1,199
Deferred income taxes	(11,709)	(5,150)	(12,715)	1,172

	$110,730	$146,103	$283,209	$13,651

The historical operations of each of those entities was not significant and accordingly no pro forma information has been provided.

Acquisition of Onaro

On January 28, 2008, we acquired Onaro, Inc. (“Onaro”), a privately-held company based in Boston, Massachusetts, that provides software solutions for enterprises to increase service quality, return on storage, and compliance by managing storage as a service. The acquisition will give our customers access to new storage service management and change management capabilities. It will allow us to help enterprise organizations increase data center and storage network efficiencies by proactively managing and optimizing storage service levels for availability and performance in dynamic data center environments, using our cost-effective and highly scalable modular storage systems.

Goodwill of $79,211 was recorded in connection with our acquisition of Onaro. The acquisition of Onaro helps extend our vision and strategy for integrated data management and storage efficiency in the data center. We plan to further develop and extend Onaro’s service management software technologies and build upon the foundation that the Onaro’s software provides. In addition, Onaro has an experienced and knowledgeable workforce and an existing infrastructure. These opportunities, along with the ability to leverage the Onaro workforce, were primary contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.

The net deferred income tax liability of $11,709 recorded in connection with this acquisition is comprised of deferred tax assets of $2,893, primarily related to net operating losses incurred from inception through the acquisition date and a deferred tax liability of $14,602 related to acquired intangible assets.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of the acquisition date, no amounts were allocated to in-process research and development. In-process research and development is dependent on the status of new projects on the date the acquisition is consummated. Prior to the acquisition date, Onaro had released new versions of its software products. Accordingly, there were no substantive research and development projects in process on the date the acquisition was consummated.

Acquisition of Topio

On December 7, 2006, we acquired Topio, Inc. (“Topio”), a privately-held company based in Santa Clara, California, that developed and sold enterprise-class software for data replication and rapid recovery across the spectrum of locations, platforms and storage that support an enterprise. The acquisition will continue to expand our data protection portfolio and simplify the replication of data from other storage arrays to our storage systems.

Goodwill of $114,700 was recorded in connection with our acquisition of Topio. The current and future potential of the Topio technology will enable us to expand our data protection portfolio and simplify the replication of data from other storage arrays to our storage systems. In addition, Topio has an experienced and knowledgeable workforce and an existing infrastructure. These opportunities, along with the ability to leverage the Topio workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.

The net deferred income tax liability of $5,150 recorded in connection with this acquisition is comprised of deferred tax assets of $7,644 primarily related to net operating losses incurred from inception through the acquisition date and a deferred tax liability of $12,794 related to acquired intangible assets.

Because Topio had recently introduced its products, no amount was allocated to in-process research and development.

Acquisition of Decru

On August 26, 2005, we completed our acquisition of Decru, Inc. (“Decru”), a Delaware corporation that developed and sold encryption software and appliances which encrypt network data.

Goodwill of $192,894 was generated in connection with our acquisition of Decru. The current and future potential for Decru’s technology will enable us to help our customers manage their risk of data theft and corruption with data encryption and authentication products. In addition, Decru has an experienced and knowledgeable workforce and an existing infrastructure. These opportunities, along with the ability to leverage the Decru workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management estimates and assumptions, and other information compiled by management that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.

Of the total purchase price, $5,000 was allocated to in-process research and development (“IPR&D”) and was expensed in fiscal 2006. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirement. The value of IPR&D was determined by estimating the stage of completion and risk associated with IPR&D to determine the level of discount rate to be applied, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS No. 123R in fiscal 2007, we recorded the intrinsic value, measured as the difference between the grant price and fair market value on the acquisition consummation date, of unvested options and restricted stock units assumed in the Decru acquisition as deferred stock compensation in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Such deferred stock compensation which aggregated $18,549 for Decru, was recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. As required by SFAS No. 123R, we eliminated all unamortized deferred stock compensation related to the Decru acquisition on April 29, 2006.

Acquisition of Alacritus

On May 2, 2005, we acquired Alacritus, Inc., a privately-held company based in Pleasanton, California, that developed and sold disk-based virtual tape library software for data protection solutions.

Prior to the adoption of SFAS No. 123R in fiscal 2007, we recorded the intrinsic value of unvested options and restricted stock units assumed in the Alacritus acquisition as deferred stock compensation in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” Such deferred stock compensation, which aggregated $1,199 for Alacritus, is recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. As required by SFAS No. 123R, we eliminated all unamortized deferred stock compensation related to the Alacritus acquisition on April 29, 2006.

Goodwill Adjustment

During fiscal 2008, we decreased goodwill by $213 relating to escrow funds received from the Topio purchase transaction. During fiscal 2006, we decreased goodwill by $3,498 and $2,061 relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Decru options, respectively.

13.	Restructuring Charges

In fiscal 2002, we implemented a restructuring plan related to the closure of an engineering facility and consolidation of resources to our Sunnyvale headquarters. In fiscal 2006, we implemented a restructuring plan related to the move of our global services center operations from Sunnyvale to our new flagship support center at our Research Triangle Park facility in North Carolina.

Our restructuring estimates are reviewed and revised periodically and may result in a substantial charge or reduction to restructuring expense should different conditions prevail than were anticipated in previous management estimates. Such estimates included various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In fiscal 2008, we recorded charges of $447 to the restructuring reserve resulting from a change in the estimated operating expenses and rent escalations related to our 2002 restructuring plan.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following analysis sets forth the significant components of the restructuring reserve at April 25, 2008, April 27, 2007, and April 28, 2006:

		Severance-
		Related
	Facility	Amounts	Total

Reserve balance at April 30, 2005	$4,503	$—	$4,503
Restructuring charges	281	859	1,140
Recoveries	(1,256)	—	(1,256)
Cash payments and others	(862)	(521)	(1,383)

Reserve balance at April 28, 2006	$2,666	$338	$3,004
Recoveries	—	(74)	(74)
Cash payments and others	(582)	(264)	(846)

Reserve balance at April 27, 2007	$2,084	$—	$2,084
Cash payments	(607)	—	(607)
Restructuring charges	447	—	447

Reserve balance at April 25, 2008	$1,924	$—	$1,924

Of the reserve balance at April 25, 2008 and April 27, 2007, $660 and $542, respectively, were included in other accrued liabilities, and the remaining $1,264 and $1,542, respectively, were classified as long-term obligations.

14.	Goodwill and Purchased Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating units. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of April 25, 2008, and April 27, 2007, respectively, there had been no impairment of goodwill and intangible assets. Goodwill balance is summarized as follows:

Goodwill

April 28, 2006	$487,535
Additions	114,700
Divestiture	(1,179)

April 27, 2007	$601,056
Adjustments	(213)
Additions	79,211

April 25, 2008	$680,054

During fiscal 2006, we acquired Alacritus and Decru and recorded goodwill of $6,323, and $192,894, respectively, resulting from the allocation of the purchase price. During fiscal 2006, we decreased goodwill by $3,498 relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker options. During fiscal 2007 we acquired Topio and recorded goodwill of $114,700 resulting from the allocation of the purchase price. In fiscal 2007, we also recorded a reduction of goodwill of $1,179 in connection with the NetCache divestiture in fiscal 2007. See Note 16, “Divestiture.” In fiscal 2008, we acquired Onaro and recorded goodwill of $79,211 resulting from the allocation of the purchase price and decreased goodwill by $213 in connection with Topio.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets balances are summarized as follows:

	Amortization	April 25, 2008			April 27, 2007
	Period	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$10,040	$(9,411)	$629	$10,040	$(7,429)	$2,611
Existing technology	4-5	126,660	(56,095)	70,565	113,625	(49,878)	63,747
Trademarks/tradenames	2-7	6,600	(2,328)	4,272	5,280	(1,651)	3,629
Customer Contracts/relationships	1.5-8	20,800	(6,191)	14,609	17,220	(4,398)	12,822
Covenants Not to Compete	1.5-2	—	—	—	9,510	(9,310)	200

Total Identified Intangible Assets, Net		$164,100	$(74,025)	$90,075	$155,675	$(72,666)	$83,009

Amortization expense for identified intangibles is summarized below:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Patents	$1,982	$1,982	$1,982
Existing technology	22,582	17,581	11,785
Other identified intangibles	4,370	3,879	4,350

	$28,934	$23,442	$18,117

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

Existing technology is amortized as cost of product revenue. Trademarks, tradenames, customer contracts and relationships are amortized as sales and marketing expenses. Covenants not to compete are amortized over as general and administrative expenses.

Based on the identified intangible assets (including patents) recorded at April 25, 2008, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Year Ending April,	Amount

2009	$31,698
2010	26,728
2011	16,020
2012	8,517
2013	5,818
Thereafter	1,294

Total	$90,075

15.	Guarantees

As of April 25, 2008, our financial guarantees consisted of standby letters of credit outstanding, bank guarantees, and restricted cash and investments which were related to loan collateral, facility lease requirements, service performance guarantees, customs and duties guarantees, VAT requirements, and workers’ compensation plans. The maximum amount of potential future payments under these arrangements was $253,350 as of April 25, 2008, of which $2,953 and $247,234 were collateralized as short-term and long-term restricted cash and

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments, respectively, on our Consolidated Balance Sheets, and $3,163 were amounts outstanding under our commercial commitments (see Note 4). The maximum amount of potential future payments under these arrangements was $125,315 as of April 27, 2007, of which $121,951 was collateralized as restricted cash and investment on our Consolidated Balance Sheets, and $3,364 were amounts outstanding under our commercial commitments.

As of April 25, 2008, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $419,264. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

We have both recourse and nonrecourse lease financing arrangements with third party leasing companies through preexisting relationships with the customers. We sell our products directly to the leasing company, and the lease arrangement is made between our customer and the leasing company. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third party leasing company in the event that any customers default. For these recourse arrangements, revenue on the sale of our product to the leasing company is deferred and recognized into income as payments to the leasing company come due. As of April 25, 2008, and April 27, 2007, the maximum recourse exposure under such leases totaled approximately $24,842 and $10,262, respectively. Under the terms of the nonrecourse leases we do not have any continuing obligations or liabilities. To date, we have not experienced significant losses under this lease financing program.

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

We have not recorded any liability at April 25, 2008, and April 27, 2007, respectively, related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

16.	Divestiture

On September 11, 2006, we completed the sale of certain assets of our NetCache product line to Blue Coat and agreed not to compete in the market served by NetCache for a period of no less than three years from and after September 11, 2006. We received $23,914 in cash and 360 shares of Blue Coat’s common stock with a fair value of $4,637 as of September 11, 2006. In addition, we accrued $2,032 for costs expected to be incurred to fulfill our engineering and service contractual obligations. Because of these continuing obligations, the NetCache sale does not qualify for presentation as a discontinued operation. As a result of this divestiture, we recorded a pre-tax gain of $25,339 in our income from operations and a reduction of goodwill of $1,179. We recorded revenues of $57,421 and $71,106 from NetCache products for fiscal 2007 and 2006, respectively. The contribution to operating income from these products was not significant.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Event

On June 10, 2008, we issued $1,265,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the “Notes”) to initial purchasers who resold the Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses of $26,500, were $1,238,500. We used (i) $273,644 of the net proceeds to purchase 11,600 shares of our common stock in negotiated transactions with institutional investors and (ii) $254,898 of the net proceeds to enter into the note hedge transaction described below.

The Notes are convertible into the right to receive cash in an amount up to the principal amount and shares of our common stock for the conversion value in excess of the principal amount, if any, at an initial conversion rate of 31.4006 shares of common stock per $1,000 principal amount of Notes, subject to adjustment as described in the indenture governing the Notes, which represents an initial conversion price of $31.85 per share. The Notes are unsecured, unsubordinated obligations of NetApp, and interest will be payable in arrears on June 1 and December 1 of each year, beginning on December 1, 2008, in cash at a rate of 1.75% per annum, and will be convertible upon satisfaction of certain conditions. The Notes will mature on June 1, 2013 unless earlier repurchased or converted.

Concurrent with the issuance of the Notes, we entered into note hedge transactions (the “Note Hedges”) with certain financial institutions, which are designed to mitigate potential dilution from the conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than $31.85 per share, subject to adjustments. The Note Hedges cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting Noteholders in the event of a conversion of the Notes. The Note Hedges expire at the earlier of (i) the last day on which any Notes remain outstanding and (ii) the scheduled trading day immediately preceding the maturity date of the Notes. We also entered into separate warrant transactions whereby we sold to the same financial institutions warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, 39,700 shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the Warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the Warrants.

If the market value per share of our common stock at the time of conversion of the Convertible Notes is above the strike price of the Note Hedges, the Note Hedges will generally entitle us to receive net shares of our common stock (and cash for any fractional share amount) based on the excess of the then current market price of our common stock over the strike price of the Note Hedges, which is designed to offset any shares that we may have to deliver to the Note Holders. Additionally, at the time of exercise of the Warrants, if the market price of our common stock exceeds the strike price of the Warrants, we will owe the option counterparties net shares of our common stock (and cash for any fractional share amount) or cash in an amount based on the excess of the then current market price of our common stock over the strike price of the Warrants.

The separate Note Hedge and Warrant transactions, taken together, were structured to reduce the potential future share dilution associated with the conversion of Notes. The cost of the Note Hedge transactions to us was $254,898, and $152,200 net of deferred tax benefits, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00- 19). We received proceeds of $163,059 related to the sale of the Warrants, which has also been classified as equity because the instruments meet all of the equity classification criteria within EITF No. 00-19.

In accordance with SFAS 128, the Notes will have no impact on diluted earnings per share until the price of our common stock exceeds the conversion price (initially $31.85 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Also, in accordance with SFAS 128, the warrants will have no impact on earnings per share until our common stock share price exceeds $41.28. Prior to exercise, we will include the effect of additional shares that may be issued using the treasury stock method. The Note Hedge transactions are anti-dilutive and therefore will have no impact on earnings per share.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FASB recently issued a new FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)”. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. This change in methodology will adversely affect the calculations of our net income and earnings per share for cash settled convertible securities. We will be required to adopt this FSP in our first quarter of fiscal 2010. This final FSP will be applied retrospectively to all periods presented. See Note 2 for further discussion.

We will incur interest expense of 1.75%, per annum on the outstanding principal amount of the Notes, which is estimated to be $22,138 per year. We incurred debt issuance costs of $26,500 which will be capitalized and amortized to interest expense over the term of the Notes. The amortization of these fees will result in a charge to interest expense of $5,300 per year.

We have prepared the following unaudited pro forma summary consolidated balance sheet information as of April 25, 2008 which gives effect to the above transactions as if they occurred on April 25, 2008.

NetApp, Inc.

Pro Forma Summary Consolidated Balance Sheet Information

			Pro Forma
	April 25,	Pro Forma	April 25,
	2008	Adjustments	2008
	(Unaudited)
	(In thousands)

Cash and cash equivalents	$936,479	$873,017	$1,809,496
Total current assets	2,067,433	878,317	2,945,750
Long-term deferred income taxes and other assets	208,529	123,898	332,427
Total assets	4,070,988	1,002,215	5,073,203
Total current liabilities	1,414,102	—	1,414,102
1.75% convertible senior notes due 2013	—	1,265,000	1,265,000
Total liabilities	2,370,649	1,265,000	3,635,649
Total stockholders’ equity	1,700,339	(262,785)	1,437,554

18.	Selected Quarterly Financial Data (Unaudited)

	Year Ended April 25, 2008
	Q1	Q2	Q3	Q4

Total revenues	$689,235	$792,198	$884,003	$937,731
Gross margin	417,197	484,005	539,302	572,872
Net income	34,337	83,758	101,823	89,820
Net income per share, basic	0.09	0.24	0.30	0.26
Net income per share, diluted	0.09	0.23	0.29	0.26

	Year Ended April 27, 2007
	Q1	Q2	Q3	Q4

Total revenues	$621,288	$652,523	$729,278	$801,193
Gross margin	373,070	401,307	444,109	486,014
Net income	54,670	86,931	66,514	89,620
Net income per share, basic	0.15	0.23	0.18	0.24
Net income per share, diluted	0.14	0.22	0.17	0.23

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 25, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of April 25, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NetApp, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. (formerly “Network Appliance, Inc.”) and subsidiaries (collectively, the “Company”) as of April 25, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risks, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of April 25, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended April 25, 2008 of the Company and our report dated June 24, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
June 24, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” in the Proxy Statement for the 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is available on our website at http://www.netapp.com.

Item 11.	Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report of Form 10-K, NetApp’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2008.

NETAPP, INC.

By:	/s/ DANIEL J. WARMENHOVEN
Daniel J. Warmenhoven
Chief Executive Officer, Chairman of the Board

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)	June 24, 2008

/s/ DONALD T. VALENTINE Donald T. Valentine	Lead Independent Director	June 24, 2008

/s/ STEVEN J. GOMO Steven J. Gomo	Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 24, 2008

/s/ TOM GEORGENS Tom Georgens	President, Chief Operating Officer, Director	June 24, 2008

/s/ ALAN EARHART Alan Earhart	Director	June 24, 2008

/s/ CAROL A. BARTZ Carol A. Bartz	Director	June 24, 2008

Signature	Title	Date

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	June 24, 2008

/s/ MARK LESLIE Mark Leslie	Director	June 24, 2008

/s/ ROBERT T. WALL Robert T. Wall	Director	June 24, 2008

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 24, 2008

/s/ JEFFRY R. ALLEN Jeffry R. Allen	Director	June 24, 2008

/s/ EDWARD KOZEL Edward Kozel	Director	June 24, 2008

SCHEDULE II.

NETAPP, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 25, 2008, April 27, 2007, and April 28, 2006

		Additions
		Charged
	Balance at	(Credited) to		Balance
	Beginning	Costs and	Reductions	at End of
Description	of Period	Expenses	and Write-Offs	Period

Allowance for doubtful accounts:
2008	$2,572	$818	$951	$2,439
2007	$2,380	$928	$736	$2,572
2006	$5,445	$46	$3,111	$2,380

EXHIBIT INDEX

Exhibit No		Description

2	.1(6)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among NetApp, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.2(11)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among NetApp Inc., Dolphin Acquisition Corp., and Decru, Inc.
3.1		Certificate of Incorporation of the Company, as amended.
3.2		Bylaws of the Company, as amended.
4.1		Reference is made to Exhibits 3.1 and 3.2.
10	.1(19)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(2)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.4(19)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.5†(3)	OEM Distribution and License Agreement, dated October 27, 1998, by and between Dell Products L.P. and the Company.
10	.6(4)	OEM Product Agreement, dated November 6, 1998, by and between Fujitsu Limited and the Company.
10	.7†(5)	Patent Cross License Agreement, dated as of October 1, 2000, by and between Intel Corporation and the Company.
10	.8(1)*	Form of Indemnification Agreement entered into between the Company and its directors and officers.
10	.9(7)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.10(9)*	Alacritus, Inc. 2005 Stock Plan.
10	.11(8)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.12(10)*	The Company’s Deferred Compensation Plan.
10	.13(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.14(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.15(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.16(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.17(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.18(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Change of Control).
10	.19(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.20(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.21(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.22(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.23(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.24(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.25(12)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.26(12)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

Exhibit No		Description

10	.27(12)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.28(12)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.29(13)	Asset Purchase Agreement, dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.30(14)	Purchase and Sale Agreement, dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10.31		Amended and Restated Closing Certificate and Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.32		Amended and Restated Construction Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.33		Amended and Restated Lease Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.34		Amended and Restated Common Definitions and Provisions Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.35		Amended and Restated Purchase Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.36		Amended and Restated Ground Lease (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.37		First Modification Agreement (Building 7), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10	.38(16)	Loan Agreement, dated March 31, 2006, by and among the Lenders party thereto, JP Morgan Chase Bank, National Association, as administrative agent, and Network Appliance Global Ltd.
10.39		Amended and Restated Closing Certificate and Agreement (Building 8), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.40		Amended and Restated Construction Agreement (Building 8), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.41		Amended and Restated Lease Agreement (Building 8), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.42		Amended and Restated Common Definitions and Provisions Agreement (Building 8), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.43		Amended and Restated Purchase Agreement (Building 8), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.44		Amended and Restated Ground Lease (Building 8), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.45		First Modification Agreement (Building 8), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10	.46(17)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.47(17)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.49(18)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
10.50		Amended and Restated Closing Certificate and Agreement (RTP Data Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.51		Amended and Restated Construction Agreement (RTP Data Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.52		Amended and Restated Lease Agreement (RTP Data Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.53		Amended and Restated Common Definitions and Provisions Agreement (RTP Data Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.54		Amended and Restated Purchase Agreement (RTP Data Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

Exhibit No		Description

10.55		Amended and Restated Ground Lease (RTP Data Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.56		First Modification Agreement (RTP Data Center), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10	.57(20)	Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.
10	.58(20)	Secured Credit Agreement, dated October 5, 2007, by and between the Lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the Company.
10	.59(21)	Credit Agreement, dated November 2, 2007, by and among the Lenders party thereto, Bank of America, N.A., Citicorp USA, Inc. and Standard Chartered Bank as co-documentation agents, BNP Paribas, as syndication agent, JP Morgan Chase Bank, National Association, as administration agent, and the Company.
10	.60(21)	Closing Certificate and Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.61(21)	Lease Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.62(21)	Common Definitions and Provisions Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.63(21)	Purchase Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.64		First Modification Agreement (Moffett Business Center), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10	.65(21)	Closing Certificate and Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.66(21)	Lease Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.67(21)	Common Definitions and Provisions Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.68(21)	Purchase Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10.69		First Modification Agreement (1299 Orleans), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10.70		Closing Certificate and Agreement (Building 9), dated as of February 1, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10.71		Lease Agreement (Building 9), dated as of February 1, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10.72		Common Definitions and Provisions Agreement (Building 9), dated February 1, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10.73		Purchase Agreement (Building 9), dated as of February 1, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10.74		Ground Lease (Building 9), dated as of February 1, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10.75		Construction Agreement (Building 9), dated as of February 1, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10.76		First Modification Agreement (Building 9), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10.77		Amendment No. 1 to Secured Credit Agreement dated November 2, 2007 by and between JPMorgan Chase Bank and the Company.
10.78		Amendment No. 1 to Unsecured Credit Agreement dated April 10, 2008 by and between JPMorgan Chase Bank and the Company.
10.79		Amendment No. 2 to Secured Credit Agreement dated April 10, 2008 by and between JPMorgan Chase Bank and the Company.

Exhibit No		Description

10	.80 (22)*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).
10.81		Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).
10	.82 (19)*	The Company’s Executive Compensation Plan.
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit to the Company’s Proxy Statement dated August 21, 1998.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 11, 1998.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 27, 2004.

(7)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated March 1, 2004.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2005.

(9)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated July 7, 2005.

(11)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 19, 2006.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(17)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.

(19)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 25, 2007.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 4, 2007.

(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 5, 2008.

(22)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated February 25, 2008.

†	Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

*	Identifies management plan or compensatory plan or arrangement.

TRADEMARKS

©2007 NetApp. All rights reserved. Specifications are subject to change without notice. NetApp, the NetApp logo, the Network Appliance logo, Go further, faster, DataFabric, Data ONTAP, Decru, FAServer, FilerView, FlexCache, FlexClone, FlexShare, FlexVol, MultiStore, NearStore, NetCache, SANscreen, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, Snapshot, SnapVault, StoreVault, SyncMirror, Topio, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Symantec and Netbackup are trademarks of Symantec Corporation or its affiliates in the U.S. and other countries. Windows is a registered trademark of Microsoft Corporation. Linux is a registered trademark of Linus Torvalds. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.