Form 10-Q
period 2008-07-25
NetApp, Inc.
filed 2008-09-03
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2008
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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2008

Common Stock	327,393,447

TRADEMARKS

© 2008 NetApp. All rights reserved. Specifications are subject to change without notice. NetApp, the NetApp logo, Go further, faster, and NearStore are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Sun is a trademark of Sun Microsystems, Inc. Windows is a registered trademark of Microsoft Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts - Unaudited)

	July 25,	April 25,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,702,395	$936,479
Short-term investments	419,256	227,911
Accounts receivable, net of allowances of $2,409 at July 25, 2008, and $2,439 at April 25, 2008	432,510	582,110
Inventories	63,477	70,222
Prepaid expenses and other assets	118,148	120,561
Short-term restricted cash and investments	2,857	2,953
Short-term deferred income taxes	126,250	127,197

Total current assets	2,864,893	2,067,433
Property and Equipment, Net	720,661	693,792
Goodwill	680,054	680,054
Intangible Assets, Net	81,722	90,075
Long-Term Investments and Restricted Cash	285,007	331,105
Long-Term Deferred Income Taxes and Other Assets	350,224	208,529

	$4,982,561	$4,070,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$146,158	$178,233
Income taxes payable	3,815	6,245
Accrued compensation and related benefits	148,823	202,929
Other accrued liabilities	141,479	154,331
Deferred revenue	914,033	872,364

Total current liabilities	1,354,308	1,414,102
Revolving Credit Facilities	130,765	172,600
1.75% Convertible Senior Notes Due 2013	1,265,000	—
Other Long-Term Obligations	145,694	146,058
Long-Term Deferred Revenue	650,797	637,889

	3,546,564	2,370,649

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common stock (431,289 shares issued at July 25, 2008, and 429,080 shares issued at April 25, 2008)	431	429
Additional paid-in capital	2,790,579	2,690,629
Treasury stock at cost (104,325 shares at July 25, 2008, and 87,365 shares at April 25, 2008)	(2,927,376)	(2,527,395)
Retained earnings	1,573,575	1,535,903
Accumulated other comprehensive income	(1,212)	773

Total stockholders’ equity	1,435,997	1,700,339

	$4,982,561	$4,070,988

See accompanying notes to unaudited condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts - Unaudited)

	Three Months Ended
	July 25,	July 27,
	2008	2007

Revenues:
Product	$547,855	$463,333
Software entitlements and maintenance	144,412	107,927
Service	176,509	117,975

Total revenues	868,776	689,235

Cost of Revenues:
Cost of product	249,778	192,447
Cost of software entitlements and maintenance	2,186	2,084
Cost of service	100,164	77,507

Total cost of revenues	352,128	272,038

Gross margin	516,648	417,197

Operating Expenses:
Sales and marketing	303,108	244,643
Research and development	125,352	106,556
General and administrative	49,463	41,450

Total operating expenses	477,923	392,649

Income from Operations	38,725	24,548
Other Income (Expenses), Net:
Interest income	15,476	17,035
Interest expense	(4,575)	(1,081)
Net loss on investments	(2,621)	—
Other income (expense), net	(1,989)	832

Total other income, net	6,291	16,786

Income Before Income Taxes	45,016	41,334
Provision for Income Taxes	7,344	6,997

Net Income	$37,672	$34,337

Net Income per Share:
Basic	$0.11	$0.09

Diluted	$0.11	$0.09

Shares Used in Net Income per Share Calculations:
Basic	333,855	364,457

Diluted	341,120	377,631

See accompanying notes to unaudited condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — Unaudited)

	Three Months Ended
	July 25,	July 27,
	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income	$37,672	$34,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,197	26,734
Amortization of intangible assets and patents	8,352	6,893
Stock-based compensation	36,405	40,411
Net loss on investments	2,621	—
Net loss on disposal of equipment	179	117
Allowance for doubtful accounts	(36)	84
Deferred income taxes	(9,128)	(22,692)
Deferred rent	827	399
Income tax benefit from stock-based compensation	19,717	10,789
Excess tax benefit from stock-based compensation	(10,142)	(8,339)
Changes in assets and liabilities:
Accounts receivable	150,291	144,997
Inventories	6,742	(3,145)
Prepaid expenses and other assets	10,132	15,683
Accounts payable	(30,073)	(14,082)
Income taxes payable	(2,393)	(47,707)
Accrued compensation and related benefits	(54,439)	(69,889)
Other accrued liabilities	(1,403)	(20,128)
Other liabilities	(1,220)	59,889
Deferred revenue	52,894	46,548

Net cash provided by operating activities	250,195	200,899

Cash Flows from Investing Activities:
Purchases of investments	(264,938)	(328,893)
Redemptions of investments	107,932	461,952
Change in restricted cash	225	(1,767)
Purchases of property and equipment	(76,613)	(33,586)
Purchases of nonmarketable securities	(125)	(4,035)

Net cash (used in) provided by investing activities	(233,519)	93,671

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	35,528	49,991
Tax withholding payments reimbursed by restricted stock	(2,554)	(2,742)
Excess tax benefit from stock-based compensation	10,142	8,339
Proceeds from issuance of convertible notes	1,265,000	—
Payment of financing costs	(25,445)	—
Sale of common stock warrants	163,059	—
Purchase of note hedge	(254,898)	—
Repayment of debt	—	(15,960)
Repayment of revolving credit facility	(41,835)	—
Repurchases of common stock	(399,982)	(200,000)

Net cash provided by (used in) financing activities	749,015	(160,372)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	225	713
Net Increase in Cash and Cash Equivalents	765,916	134,911
Cash and Cash Equivalents:
Beginning of period	936,479	489,079

End of period	$1,702,395	$623,990

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$10,801	$18,864
Supplemental Cash Flow Information:
Income taxes paid	$6,491	$6,376
Income taxes refunded	$6,322	$3
Interest paid on debt	$1,053	$1,075

See accompanying notes to unaudited condensed consolidated financial statements.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, Unaudited)

1.	The Company

Based in Sunnyvale, California, NetApp, Inc. (“we” or “the Company”) was incorporated in California in April 1992 and reincorporated in Delaware in November 2001; in March 2008, the Company changed its name from Network Appliance, Inc. to NetApp, Inc. The Company is a supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data.

2.	Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared by NetApp, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2008. The results of operations for the quarter ended July 25, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

In the first quarter of fiscal 2009, we implemented a change in the reporting format for warranty costs and reported these costs in cost of product revenues. These costs were included in cost of service revenues in previous periods. This change had no effect on the reported amounts of total costs of revenues, total gross margin, net income or cash flow from operations for any periods presented. Our Condensed Consolidated Statement of Income for the three months ended July 27, 2007 reflects a reclassification of $5,696 to conform to current period presentation.

During the quarter ended July 25, 2008, two U.S. distributors each accounted for ten percent of the company’s revenues. No customers accounted for ten percent of the company’s revenues during the quarter ended July 27, 2007.

We operate on a 52-week or 53-week fiscal year ending on the last Friday in April. The first three months of fiscal 2009 and 2008 were both 13-week or 91-day periods.

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

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation Expense

The stock-based compensation expense included in the Condensed Consolidated Statements of Income for the quarters ended July 25, 2008 and July 27, 2007 was as follows:

	Three Months Ended
	July 25,	July 27,
	2008	2007

Cost of product revenues	$948	$945
Cost of service revenues	3,041	2,671
Sales and marketing	16,342	17,491
Research and development	10,188	13,175
General and administrative	5,886	6,129

Total stock-based compensation expense before income taxes	36,405	40,411
Income taxes	(7,006)	(7,282)

Total stock-based compensation expense after income taxes	$29,399	$33,129

The following table summarizes stock-based compensation expense associated with each type of award:

	Three Months Ended
	July 25,	July 27,
	2008	2007

Employee stock options and awards	$31,021	$36,529
Employee stock purchase plan (“ESPP”)	5,381	3,876
Change in amounts capitalized in inventory	3	6

Total stock-based compensation expense before income taxes	36,405	40,411
Income taxes	(7,006)	(7,282)

Total stock-based compensation expense after income taxes	$29,399	$33,129

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	July 25,	July 27,	July 25,	July 27,
	2008	2007	2008	2007

Expected life in years(1)	4.0	4.0	1.3	0.5
Risk-free interest rate(2)	2.93% - 3.69%	4.33% - 5.02%	2.05% - 2.52%	4.95%
Volatility(3)	38% - 44%	33% - 38%	39% - 41%	35%
Expected dividend(4)	0%	0%	0%	0%

(1)	The 4.0 years expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life for the employee stock purchase plan was based on the term of the purchase period.

(2)	The risk-free interest rate for the stock option awards was based upon United States (“U.S.”) Treasury bills with equivalent expected terms. The risk-free interest rate for the employee stock purchase plan was based on the U.S. Treasury bills in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

We estimate our forfeiture rates based on historical voluntary termination behavior and recognize compensation expense only for those equity awards expected to vest.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options		Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Numbers	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (Years)	Value

Outstanding at April 25, 2008	19,642	70,168	$28.08
Options granted	(2,739)	2,739	$24.10
Restricted stock units granted	(556)	556	$—
Options exercised	—	(785)	$12.08
Restricted stock units vested	—	(279)	$—
Options forfeitures and cancellation	881	(881)	$34.81
Restricted stock units forfeitures and cancellation	48	(48)	$—
Options expired	(87)	—	$—

Outstanding at July 25, 2008	17,189	71,470	$27.93

Options vested and expected to vest as of July 25, 2008		64,230	$29.96	4.89	$172,951
Exercisable at July 25, 2008		44,234	$30.22	4.28	$157,474
RSUs vested and expected to vest as of July 25, 2008		4,159	$—	2.01	$102,302
Exercisable at July 25, 2008		—	$—	—	$—

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value of options granted during the quarters ended July 25, 2008 and July 27, 2007 was $8.44 and $10.76, respectively. The total intrinsic value of options exercised was $9,717 and $32,619 for the quarters ended July 25, 2008 and July 27, 2007, respectively. We received $9,478, and $26,395 from the exercise of stock options for the quarters ended July 25, 2008 and July 27, 2007, respectively. There was $310,155 of total unrecognized compensation expense as of July 25, 2008 related to options and restricted stock units. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.6 years.

The following table summarizes our nonvested shares (restricted stock awards) as of July 25, 2008:

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value

Nonvested at April 25, 2008	145	$35.40
Awards granted	—	—
Awards vested	(16)	$28.08
Awards canceled/expired/forfeited	(3)	31.16

Nonvested at July 25, 2008	126	$36.41

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the quarters ended July 25, 2008 and July 27, 2007 was $390 and $585, respectively. There was $4,231 of

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total unrecognized compensation expense as of July 25, 2008 related to restricted stock awards. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.1 years.

Employee Stock Purchase Plan

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at July 25, 2008	5,765	$20.23	1.09	$25,221
Vested and expected to vest at July 25, 2008	5,357	$20.23	1.07	$23,431

The total intrinsic value of employee stock purchases was $4,597 and $5,044 for the quarters ended July 25, 2008 and July 27, 2007, respectively. The compensation cost for shares purchased under the ESPP plan was $5,381 and $3,876 for the quarters ended July 25, 2008 and July 27, 2007, respectively.

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan for the six-month ESPP purchase period ended May 30, 2008:

Purchase date	May 30, 2008
Shares issued	1,257
Average purchase price per share	$20.72

Stock Repurchase Program

Common stock repurchase activities for the three-month periods ended July 25, 2008 and July 27, 2007, were as follows:

	Three Months Ended
	July 25,	July 27,
	2008	2007

Common stock repurchased	16,960	6,522
Cost of common stock repurchased	$399,982	$200,000
Average price per share	$23.58	$30.67

Since the inception of the stock repurchase program on May 13, 2003 through July 25, 2008, we have purchased a total of 104,325 shares of our common stock at an average price of $28.06 per share for an aggregate purchase price of $2,927,376. At July 25, 2008, $96,262 remained available for repurchases under the plan. The stock repurchase program may be suspended or discontinued at any time.

On August 13, 2008, our board of directors approved a new stock repurchase program in which up to an additional $1,000,000 worth of our outstanding common stock may be purchased, see Note 16. Subsequent Events.

Other Repurchases of Common Stock

We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units. During the first quarter of fiscal 2009 and fiscal 2008, we withheld 109 shares and 74 shares, respectively, in connection with the vesting of employees’ restricted stock.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Convertible Notes and Credit Facilities

1.75% Convertible Senior Notes Due 2013

Principal Amount — On June 10, 2008, we issued $1,265,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the “Notes”) to initial purchasers who resold the Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchasers’ issue costs and offering expenses of $26,570, were $1,238,430. We used (i) $273,644 of the net proceeds to purchase 11,600 shares of our common stock in negotiated transactions with institutional investors and (ii) $254,898 of the net proceeds to enter into the note hedge transactions described below.

Ranking and Interest — The Notes are unsecured, unsubordinated obligations of NetApp. We will incur interest expense of 1.75% per annum on the outstanding principal amount of the Notes. During the first quarter of fiscal 2009, we recorded interest expense of $2,829. Interest will be payable in arrears on June 1 and December 1 of each year, beginning on December 1, 2008, in cash at a rate of 1.75% per annum. We capitalized issuance costs related to the Notes of $26,570 in long-term other assets, and these amounts are being amortized as interest expense over the term of the Notes using the effective interest method. During the first quarter of fiscal 2009, $629 of the capitalized debt issuance costs was amortized as interest expense.

Maturity — The Notes will mature on June 1, 2013 unless repurchased or converted earlier in accordance with their terms prior to such date. As of July 25, 2008, the Notes are classified as a non-current liability.

Redemption— The Notes are not redeemable by us prior to the maturity date, but the holders may require us to repurchase the Notes following a “fundamental change” (as defined in the Indenture). A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. Holders of the Notes who convert their Notes in connection with a fundamental change will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require us to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Conversion — Holders of the Notes may convert their Notes on or after March 1, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of Common Stock, if any, based on a daily settlement amount. Prior to March 1, 2013, holders of the Notes may convert their Notes, under any of the following conditions:

•	during the five business day period after any five consecutive trading day period in which the trading price of the Notes for each day in this five consecutive trading day period was less than 98% of an amount equal to (i) the last reported sale price of Common Stock multiplied by (ii) the conversion rate on such day;

•	during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of Common Stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of such immediately preceding calendar quarter; or

•	upon the occurrence of specified corporate transactions under the indenture for the Notes.

The Notes are convertible into the right to receive cash in an amount up to the principal amount and shares of our common stock for the conversion value in excess of the principal amount, if any, at an initial conversion rate of

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31.4006 shares of common stock per one thousand principal amount of Notes, subject to adjustment as described in the indenture governing the Notes, which represents an initial conversion price of $31.85 per share.

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we entered into note hedge transactions (the “Note Hedges”) with certain financial institutions, which are designed to mitigate potential dilution from the conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than $31.85 per share, subject to adjustments. The Note Hedges generally cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting Noteholders in the event of a conversion of the Notes. The Note Hedges expire at the earlier of (i) the last day on which any Notes remain outstanding and (ii) the scheduled trading day immediately preceding the maturity date of the Notes. We also entered into separate warrant transactions whereby we sold to the same financial institutions warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, 39,700 shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the Warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the Warrants. As of July 25, 2008, we had not received any shares related to the Note Hedges or delivered cash or shares related to the Warrants.

If the market value per share of our common stock at the time of conversion of the Notes is above the strike price of the Note Hedges, the Note Hedges will generally entitle us to receive net shares of our common stock (and cash for any fractional share amount) based on the excess of the then current market price of our common stock over the strike price of the Note Hedges, which is designed to offset any shares that we may have to deliver to the Noteholders. Additionally, at the time of exercise of the Warrants, if the market price of our common stock exceeds the strike price of the Warrants, we will owe the option counterparties net shares of our common stock (and cash for any fractional share amount) or cash in an amount based on the excess of the then current market price of our common stock over the strike price of the Warrants.

The cost of the Note Hedges was $254,898, or $152,200 net of deferred tax benefits, and has been accounted for as an equity transaction in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00- 19). We received proceeds of $163,059 related to the sale of the Warrants, which has also been classified as equity because the instruments meet all of the equity classification criteria within EITF No. 00-19.

Income tax reporting on the Note Hedges — For income tax reporting purposes, we have elected to integrate in the value of the Notes a proportional amount of the Note Hedges. This creates an original issue discount (OID) debt instrument for income tax reporting purposes, and, therefore, the cost of the Note Hedges will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $102,698 established upon issuance of the Notes will be realized for income tax reporting purposes over the term of the Notes and was recorded as an increase to both non-current deferred tax assets and additional paid-in-capital. Over the term of the Notes, the additional interest expense deducted for income tax purposes will reduce both the non-current deferred tax asset and additional paid-in-capital established upon their issuance. During the first quarter of fiscal 2009, tax benefits of $2,201 associated with the additional interest deductions was accounted for as a reduction to both non-current deferred tax assets and additional paid-in-capital.

Earnings per share impact on the Notes, Note Hedges and Warrants — In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, the Notes will have no impact on diluted earnings per share until the price of our common stock exceeds the conversion price (initially $31.85 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion of the Notes, we will include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method. The Note Hedges are not included for purposes of calculating earnings per share, as their

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect would be anti-dilutive. Upon conversion of the Notes, the Note Hedges are designed to neutralize the dilutive effect of the Notes when the stock price is above $31.85 per share. Also, in accordance with SFAS No. 128, the Warrants will have no impact on earnings per share until our common stock share price exceeds $41.28. Prior to exercise, we will include the effect of additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Recently issued accounting pronouncements — The Financial Accounting Standard Board (“FASB”) recently issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)”. Under the FSP, cash settled convertible securities will be separated into their debt and equity components. This change in methodology will adversely affect the calculations of our net income and earnings per share. We will be required to adopt this FSP in our first quarter of fiscal 2010. This final FSP will be applied retrospectively to all periods presented. See Note 15 for further discussion.

Unsecured Credit Agreement

On November 2, 2007, we entered into a senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP Paribas (“BNP”), as syndication agent, and JPMorgan Chase Bank National Association (“JPMorgan”), as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years. Revolving loans may be, at our option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on LIBOR for the interest period specified by us plus a spread based on our leverage ratio. Interest on Alternative Base Rate borrowings, swingline loans and letters of credit accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. As of July 25, 2008, no amount was outstanding under this facility. The amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit amounted to $450 as of July 25, 2008.

Secured Credit Agreement

On October 5, 2007, we entered into a secured credit agreement with JPMorgan Securities (the “Secured Credit Agreement”). The Secured Credit Agreement provides for a revolving secured credit facility of up to $250,000 with a term of five years. During the quarter ended July 25, 2008, we made repayments of $41,835 on the Secured Credit Agreement. As of July 25, 2008 and April 25, 2008, the outstanding balance on the Secured Credit Agreement was $130,765 and $172,600, respectively, and was recorded in the Revolving Credit Facilities in the accompanying Condensed Consolidated Balance Sheets. The full amount is due on the maturity date of October 5, 2012. As of July 25, 2008, we have pledged $199,961 of long-term restricted investments in connection with the Secured Credit Agreement. Interest for the Secured Credit Agreement accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 2.63% at July 25, 2008.

As of July 25, 2008, we were in compliance with all covenants as required by both the Unsecured Credit Agreement and Secured Credit Agreement, respectively.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-Term Investments

The following is a summary of investments at July 25, 2008:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$462,959	$1,795	$(1,853)	$462,901
Auction rate securities	76,000	—	(4,142)	71,858
U.S. government agencies	100,322	93	(466)	99,949
U.S. Treasuries	41,408	59	(80)	41,387
Municipal bonds	1,560	9	—	1,569
Corporate securities	7,890	—	—	7,890
Certificate of deposits	2	—	—	2
Money market funds	1,625,022	—	—	1,625,022

Total debt and equity securities	2,315,163	1,956	(6,541)	2,310,578
Less cash equivalents	1,619,503	—	—	1,619,503
Less long-term restricted investments	199,509	822	(370)	199,961	(1)
Less long-term investments	76,000	—	(4,142)	71,858	(1)

Total short-term investments	$420,151	$1,134	$(2,029)	$419,256

The following is a summary of investments at April 25, 2008:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$382,528	$2,066	$(903)	$383,691
Auction rate securities	76,202	—	(3,500)	72,702
U.S. government agencies	61,578	352	(150)	61,780
U.S. Treasuries	15,375	107	—	15,482
Municipal bonds	1,591	9	—	1,600
Certificate of deposits	2	—	—	2
Money market funds	839,841	—	—	839,841

Total debt and equity securities	1,377,117	2,534	(4,553)	1,375,098
Less cash equivalents	831,872	—	—	831,872
Less long-term restricted investments	241,867	1,033	(287)	242,613	(2)
Less long-term investments	76,202	—	(3,500)	72,702	(2)

Total short-term investments	$227,176	$1,501	$(766)	$227,911

(1)	As of July 25, 2008, we have pledged $199,961 of long-term restricted investments for the Secured Credit Agreement (see Note 5). In addition, we have long-term restricted cash of $4,541 relating to our foreign rent, custom, and service performance guarantees. As of July 25, 2008, we also have long-term available-for-sale investments of $71,858 and investments in nonpublic companies of $8,647. These combined amounts are presented as long-term investments and restricted cash in the accompanying Condensed Consolidated Balance Sheets as of July 25, 2008.

(2)	As of April 25, 2008, we have pledged $242,613 of long-term restricted investments for the Secured Credit Agreement (see Note 5). In addition, we have long-term restricted cash of $4,621 relating to our foreign rent,

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

custom, and service performance guarantees. As of April 25, 2008, we also have long-term available-for-sale investment of $72,702 and investments in nonpublic companies of $11,169. These combined amounts are presented as long-term investments and restricted cash in the accompanying Condensed Consolidated Balance Sheets as of April 25, 2008.

We record net unrealized gains or losses on available-for-sale securities in other comprehensive income (loss), which is a component of stockholders’ equity. Realized gains or losses are reflected in income and have not been material for all periods presented. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 25, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$65,648	$(231)	$140,102	$(1,622)	$205,750	$(1,853)
Auction rate securities	71,858	(4,142)	—	—	71,858	(4,142)
U.S. Treasuries	—	—	24,428	(80)	24,428	(80)
U.S. government agencies	14,900	(51)	58,322	(415)	73,222	(466)

Total	$152,406	$(4,424)	$222,852	$(2,117)	$375,258	$(6,541)

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 25, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$31,716	$(175)	$99,011	$(728)	$130,727	$(903)
Auction rate securities	72,702	(3,500)	—	—	72,702	(3,500)
U.S. government agencies	4,024	(22)	8,163	(128)	12,187	(150)

Total	$108,442	$(3,697)	$107,174	$(856)	$215,616	$(4,553)

The unrealized losses on our investments in corporate bonds and U.S. government agencies were caused by slight interest rate increases. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of par value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at July 25, 2008.

Our long-term investments include auction rate securities (ARS) with a fair value of $71,858 and $72,702 at July 25, 2008 and April 25, 2008, respectively. These ARS are securities with long term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at the time of purchase. During the fourth quarter of fiscal 2008, we reclassified all of our investments in auction rate securities from short-term investments to long-term investments as our ability to liquidate these investments in the next 12 months is uncertain. As of April 25, 2008, we recorded a temporary impairment charge of $3,500 within other comprehensive income (loss), an element of stockholders’ equity on our balance sheet. During the first quarter of fiscal 2009, we recorded an additional temporary impairment charge of $642 against other comprehensive income.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	July 25, 2008	April 25, 2008

Purchased components	$8,315	$7,665
Work-in-process	157	271
Finished goods	55,005	62,286

Total	$63,477	$70,222

8.	Goodwill and Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating units. On an ongoing basis, goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). As of July 25, 2008, and April 25, 2008, there had been no impairment of goodwill or intangible assets. There have been no changes to goodwill during the first quarter of fiscal 2009.

Identified intangible assets are summarized as follows:

		July 25, 2008			April 25, 2008
	Amortization	Gross	Accumulated	Net	Gross	Accumulated	Net
	Period (Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$10,040	$(9,757)	$283	$10,040	$(9,411)	$629
Existing technology	4 - 5	126,660	(62,843)	63,817	126,660	(56,095)	70,565
Trademarks/tradenames	2 - 7	6,600	(2,610)	3,990	6,600	(2,328)	4,272
Customer Contracts/relationships	1.5 - 8	20,800	(7,168)	13,632	20,800	(6,191)	14,609

Total Identified Intangible Assets, Net		$164,100	$(82,378)	$81,722	$164,100	$(74,025)	$90,075

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended
	July 25,	July 27,
	2008	2007

Patents	$345	$495
Existing technology	6,748	5,278
Other identified intangibles	1,259	1,121

	$8,352	$6,894

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets (including patents) recorded at July 25, 2008, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Fiscal Year Ending April,	Amount

2009*	$23,345
2010	26,728
2011	16,020
2012	8,517
2013	5,818
Thereafter	1,294

Total	$81,722

*	Reflects the remaining nine months of fiscal 2009.

9.	Fair Value of Financial Instruments

Fair Value Measurements

Effective April 26, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), except as it applies to the non-financial assets and non-financial liabilities subject to Financial Staff Position SFAS No. 157-2.

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing assets or liabilities. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which these assets and liabilities would be transacted.

Fair Value Hierarchy:

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions are as follows:

Level 1:	observable inputs such as quoted prices in active markets;

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and

Level 3:	unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of July 25, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Corporate bonds	$462,901	$—	$462,901	$—
Corporate securities	7,890	—	7,890	—
Auction rate securities	71,858	—	—	71,858
U.S. government agencies	99,949	—	99,949	—
U.S. Treasuries	41,387	41,387	—	—
Municipal bonds	1,569	—	1,569	—
Certificate of deposits	2	2	—	—
Money market funds	1,625,022	1,625,022	—	—
Investment in nonpublic companies	8,647	—	—	8,647

Total	$2,319,225	$1,666,411	$572,309	$80,505

Liabilities
Foreign currency contracts	$4,010	$—	$4,010	$—

Reported as:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents(1)	$1,619,503	$1,619,503	$—	$—
Short-term investments	419,256	41,389	377,867	—
Long-term investments and restricted investments(2)	280,466	5,519	194,442	80,505

Total	$2,319,225	$1,666,411	$572,309	$80,505

Liabilities
Foreign currency contracts(3)	$4,010	$—	$4,010	$—

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of July 25, 2008, in addition to $82,892 of cash.

(2)	Included in “Long-term investments and restricted cash” in the accompanying Condensed Consolidated Balance Sheet as of July 25 2008, in addition to $4,541 long-term restricted cash.

(3)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet as of July 25, 2008.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our available-for-sale securities include U.S. treasury securities, U.S. agencies, municipal bonds, corporate bonds, corporate securities, auction rate securities, and money market funds. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of money market funds, for which the carrying amounts is a reasonable estimate of fair value. We classify investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include money market funds and U.S. Treasury notes with quoted prices on active markets.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: corporate bonds, corporate securities, U.S. government agencies, and municipal bonds. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class.

Foreign currency contracts consist of forward foreign exchange contracts for primarily the Euro, British Pounds, Canadian Dollar, and Australian Dollars. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. For the quarter ended July 25, 2008, net gains generated by hedged assets and liabilities totaled $320, which were offset by losses on related derivative instruments of $2,618. For the quarter ended July 27, 2007, net gains generated by hedged assets and liabilities totaled $681 and were offset by losses on related derivative instruments of $70.

Our investments in auction rate securities are classified within Level 3 because they are valued using a pricing model and some of the inputs to this model are unobservable in the market. As of July 25, 2008, we had auction rate securities with a par value of $76,000 and an estimated fair value of $71,858, which reflected temporary impairments of $4,142 in these investments recorded during the first quarter of fiscal 2009 and the fourth quarter of fiscal 2008.

The carrying values of cash and cash equivalents, and restricted cash reported in the Condensed Consolidated Balance Sheets approximate their fair value. The fair value of our debt also approximates its carrying value as of July 25, 2008, and April 25, 2008 (level 2.) The $1,265,000 of Notes are carried at cost. The estimated fair value of the Notes was approximately $1,279,257 at July 25, 2008, based upon quoted market information (level 2.)

At July 25, 2008, we held $8,647 of other investments carried at cost consisting of a private equity fund and direct investments in technology companies. These investments (level 3) are valued based on unobservable inputs including valuations received from third party fund managers. Our direct investments in privately-held companies are accounted for using the cost method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During the first quarter of fiscal 2009, we recorded $2,621 of impairment charges on certain of our cost method investments and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of those assets to be other-than-temporary. These cost method investments fall within level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately held technology entities without quoted market prices.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of our financial assets measured at fair value on a recurring basis, consisting of auction rate securities, private equity fund and non-publicly held companies, using significant unobservable inputs (level 3) for the quarter ended July 25, 2008:

		Fair Value
		Measurements
		Using Significant
		Unobservable
		Inputs (Level 3)
	Available-for-sale	Private Equity Fund	Nonpublic Companies

Beginning balance at April 25, 2008	$72,600	$2,584	$8,585
Total unrealized losses included in other comprehensive income	(642)	—	—
Total realized losses included in earnings	—	(190)	(2,431)
Purchases, sales and settlements, net	(100)	99	—

Ending balance at July 25, 2008	$71,858	$2,493	$6,154

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies the option (fair value option) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. Currently, we have elected not to adopt the fair value option under this pronouncement.

10.	Net Income per Share

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been anti-dilutive. These certain options were anti-dilutive in the quarters ended July 25, 2008, and July 27, 2007, as these options’ exercise prices were above the average market prices in such periods. For the quarters ended July 25, 2008, and July 27, 2007, 46,230 and 30,402 shares of common stock options with a weighted average exercise price of $35.82 and $42.57, respectively, were excluded from the diluted net income per share computation.

As of July 25, 2008, our Board of Directors had authorized the repurchase of up to $3,023,639 of common stock under the stock repurchase program. The repurchased shares were held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	July 25, 2008	July 27, 2007

Net Income (Numerator):
Net income, basic and diluted	$37,672	$34,337

Shares (Denominator):
Weighted average common shares outstanding	333,991	364,713
Weighted average common shares outstanding subject to repurchase	(136)	(256)

Shares used in basic computation	333,855	364,457
Weighted average common shares outstanding subject to repurchase	136	256
Common shares issuable upon exercise of stock options	7,129	12,918

Shares used in diluted computation	341,120	377,631

Net Income per Share:
Basic	$0.11	$0.09

Diluted	$0.11	$0.09

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding unvested restricted stock for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, warrants and restricted stock awards.

See Note 5 on the potential impact of the Notes, Note Hedges and Warrants on diluted earnings per share.

11.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
	July 25, 2008	July 27, 2007

Net income	$37,672	$34,337
Change in currency translation adjustment	(316)	448
Change in unrealized gain (loss) on available-for-sale investments, net of related tax effect	(2,448)	1,046
Change in unrealized gain on derivatives	779	3,841

Comprehensive income	$35,687	$39,672

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income were as follows:

	July 25, 2008	April 25, 2008

Accumulated translation adjustments	$4,116	$4,432
Accumulated unrealized loss on available-for-sale investments	(4,765)	(2,317)
Accumulated unrealized loss on derivatives	(563)	(1,342)

Total accumulated other comprehensive income (loss)	$(1,212)	$773

12.	Restructuring Charges

As of July 25, 2008, we have $1,761 in facilities restructuring reserves related to future lease commitments, net of expected sublease income. We reevaluate our estimates and assumptions periodically and make adjustments as necessary based on the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the quarter ended July 25, 2008, we did not record any charge or reduction to the restructuring reserves.

The following table summarizes the activity related to the facilities restructuring reserves, net of expected sublease terms (in thousands) as of July 25, 2008:

Facilities
Restructuring
Reserves

Reserve balance at April 25, 2008	$1,924
Cash payments	(163)

Reserve balance at July 25, 2008	$1,761

Of the reserve balance at July 25, 2008, $669 were included in other accrued liabilities, and the remaining $1,092 were classified as long-term obligations.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

The following summarizes our commitments and contingencies at July 25, 2008, and the effect such obligations may have on our future periods:

	2009*	2010	2011	2012	2013	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$22,737	$28,174	$23,777	$18,248	$15,272	$43,894	$152,102
Real estate lease payments(2)	5,426	10,155	11,239	11,239	136,291	155,400	329,750
Equipment operating lease payments(3)	14,275	13,821	7,196	1,590	1,261	—	38,143
Venture capital funding commitments(4)	161	202	190	16	—	—	569
Purchase commitments(5)	23,982	—	—	—	—	—	23,982
Capital expenditures(6)	19,075	—	—	—	—	—	19,075
Communications and maintenance(7)	21,038	18,901	5,701	1,121	105	—	46,866

Total Contractual Cash Obligations	$106,694	$71,253	$48,103	$32,214	$152,929	$199,294	$610,487

Other Commercial Commitments:
Letters of credit(8)	$2,239	$201	$—	$379	$71	$368	$3,258

*	Reflects the remaining nine months of fiscal 2009.

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2019. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 12.

(2)	Included in the above contractual cash obligations pursuant to seven financing arrangements with BNP are (a) lease commitments of $5,426 in the remainder of fiscal 2009; $10,155 in fiscal 2010; $11,239 in each of the fiscal years 2011, and 2012; $9,173 in fiscal 2013; and $6,692 thereafter, which are based on the LIBOR rate at July 25, 2008 plus a spread or a fixed rate, for terms of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $275,825 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

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

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Real Estate Leases

As of July 25, 2008, we have commitments relating to three financing, construction, and leasing arrangements with BNP for office space and a parking structure to be located on land in Sunnyvale, California that we currently own. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 569,697 square feet of office space costing up to $162,450. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread or a fixed rate (2.82% for two leases, and 3.49% for the third lease, respectively, at July 25, 2008) on the cost of the facilities. We began to make lease payments on the first building in January 2008 and expect to begin making lease payments on the second and third buildings in January 2009 and January 2010, respectively, each for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $48,500, $65,000, and $48,950, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41,225, $55,250 and $41,608, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41,225, $55,250 and $41,608, respectively, in which event we may recoup some or all of such payments by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

As of July 25, 2008, we have a commitment relating to a fourth financing, construction, and leasing arrangement with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. This arrangement requires us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61,000. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread (2.82% at July 25, 2008) on the cost of the facility. We expect to begin making lease payments on the completed building in January 2009 for a term of five and a half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNP for $61,000; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51,850, and be liable for any deficiency between the net proceeds received from the third party and $51,850; or (iii) pay BNP a supplemental payment of $51,850, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

As of July 25, 2008, we have commitments relating to financing and operating leasing arrangements with BNP for three buildings of approximately 374,274 square feet located in Sunnyvale, California costing up to $101,050. These arrangements require us to pay minimum lease payments, which may vary based on the LIBOR plus a spread or a fixed rate (2.82% for the first building, 3.47% and 3.49% for the last two buildings at July 25, 2008). We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options:

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All leases require us to maintain specified financial covenants with which we were in compliance as of July 25, 2008. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short Term Investments.

Warranty Reserve

We provide customers a warranty on hardware with terms ranging from one to three years. Estimated future warranty costs are expensed as a cost of product revenues when revenue is recognized, based on estimates of the costs that may be incurred under our warranty obligations including material and labor costs. Our accrued liability for estimated future warranty costs is included in other accrued liabilities and long-term other obligations on the accompanying Condensed Consolidated Balance Sheets. Factors that affect our warranty liability include the number of installed units, estimated material costs and estimated labor costs. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary. Changes in product warranty liability for the quarter ended July 25, 2008 were as follows:

Three Months Ended
July 25, 2008

Beginning balance at April 25, 2008	$42,815
Liabilities accrued for warranties issued during the period	5,506
Warranty reserve utilized during the period	(6,486)
Adjustment to pre-existing warranties during the period	94

Ending balance at July 25, 2008	$41,929

Foreign Exchange Contracts

As of July 25, 2008, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $400,698. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options.

Nonrecourse Lease

We have both recourse and nonrecourse lease financing arrangements with third party leasing companies through preexisting relationships with customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third party leasing company in the event that any customers default. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company come due. As of July 25, 2008, and April 25, 2008, the maximum recourse exposure under such leases totaled approximately $23,671 and $24,842, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced material losses under both lease financing programs.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

From time to time, we have committed to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by the GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. The Department of Justice has advised us that it believes that the Company has liability in that it failed to comply with the price reduction clause in certain of its contracts with the government. We are cooperating with the investigation and have produced documents and met with the Department of Justice on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation and negotiations with the government are still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of July 25, 2008.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. We are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of July 25, 2008.

14.	Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 at the beginning fiscal 2008. As of the end of the first quarter of fiscal 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FIN No. 48 as the end of our fiscal year 2008.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation with respect to those companies.

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

During the first quarter of fiscal year 2009, in connection with the federal income tax audits conducted with respect to our 2003 and 2004 fiscal years, we received a Notice of Proposed Adjustment from the IRS. While the outcome of the issues and adjustments raised in the Notice of Proposed Adjustment is uncertain at this time, our management believes that we have made adequate provisions in the accompanying Condensed Consolidated Financial Statements for any finally determined adjustment with respect to these returns. We believe, based upon information currently known to us, that the final resolution of any of our audits will not have a significant impact upon our consolidated financial position and the results of operations and cash flows. In addition, we believe that we will not have a significant increase or decrease in the amount of unrecognized tax benefits related to this matter.

15.	New Accounting Pronouncements

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet adopted EITF No. 07-5, but are currently assessing the impact that EITF No. 07-5 may have on our financial position, results of operations, and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This standard will be effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are in the process of determining the impact the adoption of SFAS No. 162 will have on our consolidated financial statements.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the FASB issued FSP No. APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component). The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required. Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. We are currently evaluating the impact FSP APB 14-1 will have on our results of operations and our financial position.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. This statement is effective for our fourth quarter of fiscal 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP No. 157-1) and FSP No. 157-2, “Effective Date of FASB Statement 157” (FSP No. 157-2). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. We are currently evaluating the impact that these provisions of SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

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

NOTES TO UNAUDITED CONDENSED
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. We are required to adopt SFAS No. 160 at the beginning of the first quarter of fiscal 2010, which begins on April 25, 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies the option (fair value option) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. Currently, we have elected not to adopt the fair value option under this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurement. We adopted this standard in the first quarter of fiscal 2009. See “Fair Value Measurements” in Note 9 for further discussion.

16.	Subsequent Event

On August 13, 2008, our board of directors approved a new stock repurchase program in which up to an additional $1,000,000 worth of our outstanding common stock may be purchased. This amount is in addition to $96,262 remaining from all prior authorizations. Under the program, NetApp can purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate considerations, and regulatory requirements. The purchases will be funded from available working capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	product introductions, development, enhancements and acceptance;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements;

•	the impact of completed acquisitions;

•	our anticipated tax rate;

•	the continuation of our stock repurchase program; and

•	industry trends or trend analyses

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

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to maintain or increase backlog and revenue;

•	our ability to successfully execute on our strategy to invest in additional sales personnel and our global brand awareness campaign in order to increase our customer base, market share and revenue;

•	our ability to successfully introduce new products;

•	our ability to capitalize on changes in market demand;

•	acceptance of, and demand for, our products;

•	demand for our global service and support and professional services;

•	our ability to identify and respond to significant market trends and emerging standards;

•	our ability to realize our financial objectives through increased investment in people, process, and systems;

•	our ability to maintain our supplier and contract manufacturer relationships;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to expand direct and indirect sales and global service and support;

•	the general economic environment and the continued growth of the storage markets;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our ability to finance construction projects and capital expenditure through cash from operations and/or financing;

•	the results of our ongoing litigation and government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 49.

First Quarter Fiscal 2009 Overview

Revenues for the first quarter of fiscal 2009 were $868.8 million, up 26.0% from $689.2 million in the first quarter of fiscal 2008. Our revenue growth was primarily driven by continued demand across the world for our solutions and increased revenue from our U.S. commercial top enterprise accounts and enterprise accounts, as well as growth in EMEA. Revenue growth was attributable to increased product revenue with an expanded portfolio of new products and solutions for enterprise customers, increased software entitlements and maintenance revenues, and increased service revenues, partially offset by reduced revenue from our older generation products.

While we reported increased revenue year over year, we were not immune to macroeconomic conditions. We believe that our storage solutions continue to provide customers with value propositions such as storage efficiency, price performance, reduced costs and new capabilities. This will enable us to gain market share in a more constrained spending environment. We believe that we are well positioned to capitalize on industry storage trends such as server virtualization, storage efficiency in the wake of escalating energy cost, budget pressures in a weakened world economy and green initiatives. However, if any storage market trends and emerging standards on which we are basing our assumptions do not materialize as anticipated, and if there is reduced or no demand for our products, our expected rate of revenue growth could be materially impacted. However, continued revenue growth depends on the introduction and market acceptance of new products and solutions and continued market demand for our products. We will continue to invest in the people, processes, and systems necessary to best optimize our revenue growth and long-term profitability. However, we cannot assure you that such investments will achieve our financial objectives.

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

We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements and we discuss our critical accounting policies and estimates in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended April 25, 2008. There have been no material changes to the critical accounting policies and estimates as filed in our Annual Report on Form 10-K for the year ended April 25, 2008, which was filed with the SEC on June 24, 2008, except for the adoption of SFAS No. 157 and Accounting for Income Taxes.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, effective April 26, 2008 for financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The fair value hierarchy is broken down into the three input levels summarized below:

•	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities, and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are: money market funds and U.S. Treasury notes with quoted prices on active markets.

•	Level 2 — Valuations based on inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs are: municipal bonds, U.S. government agencies, corporate bonds, corporate securities and over-the-counter derivatives.

•	Level 3 — Valuations based on inputs that are unobservable. Examples of assets and liabilities utilizing Level 3 inputs are: cost method investments and auction rate securities.

We measure our available-for-sale securities at fair value on a recurring basis. Available-for-sale securities include U.S. treasury securities, U.S. agencies, municipal bonds, corporate bonds, corporate securities, auction rate securities, and money market funds. Where possible, we utilize quoted market prices to measure and such items are classified as Level 1 in the hierarchy. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Such assets are classified as Level 2 or Level 3 in the hierarchy. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $28.6 million for both of the quarters ended July 25, 2008 and April 25, 2008 on certain of our deferred tax assets. We do not include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures as tax attributes related to the exercise of employee stock options should not be realized until they result in a reduction of taxes payable. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowances excluded are $233.7 million and $245.1 million as of July 25, 2008 and April 25, 2008, respectively.

We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. Recently, some other companies have had their foreign IP arrangements challenged as part of an examination. During the first quarter of fiscal 2009, in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years, we received a Notice of Proposed Adjustment from the IRS. While the final resolution of the issues raised in the Notice of Proposed Adjustment is uncertain, our management believe, based upon information currently known to us, that any of the audits currently pending will not have a significant impact upon our consolidated financial position and the results of operations and cash flows. In addition, we believe that we will not have a significant increase or decrease in the amount of unrecognized tax benefits related to this matter. However, if upon the conclusion of these audits the ultimate determination of our taxes owed resulting from the current IRS audit or in any of the other tax jurisdictions is an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

On April 28, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

As of the end of the first quarter of fiscal 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FIN No. 48 as of the end of our fiscal year 2008.

New Accounting Standards

See Note 15 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 25, 2008	July 27, 2007

Revenues:
Product	63.1%	67.2%
Software entitlements and maintenance	16.6	15.7
Service	20.3	17.1

	100.0	100.0
Cost of Revenues:
Cost of product	28.7	27.9
Cost of software entitlements and maintenance	0.3	0.3
Cost of service	11.5	11.3

Gross Margin	59.5	60.5

Operating Expenses:
Sales and marketing	34.9	35.4
Research and development	14.4	15.5
General and administrative	5.7	6.0

Total Operating Expenses	55.0	56.9

Income from Operations	4.5	3.6
Other Income (Expenses), Net:
Interest income	1.7	2.5
Interest expense	(0.5)	(0.2)
Net loss on investments	(0.3)	—
Other income (expenses), net	(0.2)	0.1

Total Other Income, Net	0.7	2.4

Income Before Income Taxes	5.2	6.0
Provision for Income Taxes	0.9	1.0

Net Income	4.3%	5.0%

Discussion and Analysis of Results of Operations

Total Revenues — Our total net revenues for the first quarter of fiscal 2009 and fiscal 2008 were as follows:

	Three Months Ended
	July 25,	July 27,
	2008	2007	% Change
	(In millions)

Total revenue	$868.8	$689.2	26.0%

Our first quarter fiscal 2009 revenue growth was attributable to increased product revenues, software entitlements and maintenance revenues, and service revenues, and was partially offset by reduced revenue from older generation products. Sales through our indirect channels, including resellers, distributors, and OEM partners, represented 61.1% and 61.4% of total revenues for the first quarter of fiscal 2009 and fiscal 2008, respectively. We also benefited from increased volumes from channel partners such as IBM, Arrow and Avnet during the first quarter of fiscal 2009. During the first quarter of fiscal 2009, two U.S. distributors each accounted for ten percent of the Company’s revenues. No customers accounted for ten percent of the Company’s revenues during the first quarter of fiscal 2008.

Product Revenues

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Product revenues	$547.9	63.1%	$463.3	67.2%	18.2%

Product revenues increased by $84.6 million year over year. This increase was due to a $151.6 million increase attributed to unit volume, offset by a $67.0 million decrease attributed to price and product configuration mix.

Revenues from our expanded portfolio of new products for enterprise customers (products we began shipping in the last twelve months) increased $117.5 million, while revenues from our existing products rose $146.6 million. Increased revenues from new products included the recent product introductions in our FAS6000 series high-end enterprise storage systems and entry level FAS2000 series systems. Increased revenues from existing products were primarily from our FAS3000 mid-range products.

These increases were partially offset by a $179.5 million decrease in shipments of our older generation products (older or end-of-life products with declining year over year revenue as well as products we no longer ship), including older generation FAS3000 and FAS6000 systems as well as our FAS200 systems.

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

Software Entitlements and Maintenance Revenues

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Software entitlements and maintenance revenues	$144.4	16.6%	$107.9	15.7%	33.8%

The year over year increase in software entitlements and maintenance revenues was due to a larger installed base of customers that have purchased or renewed software entitlements and maintenance, and upgrades from new and existing customers. New products such as the high-end FAS 6000 series and the new entry level FAS2000 series products also contributed to additional software entitlements and maintenance revenues.

Service Revenues — Service revenues include professional services, service maintenance and educational and training services.

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Service revenues	$176.5	20.3%	$118.0	17.1%	49.6%

Professional service revenues increased by 52.5% for the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008. The increase was due to higher customer demand for our professional services in connection with the integration of our solutions into their IT environments. Service maintenance revenues increased by 48.2% for the first quarter of fiscal 2009, compared to the same period a year ago due to an installed base which has grown over time as a result of new customer support contracts and renewals from existing customers.

A large portion of our service revenues are deferred and, in most cases, recognized ratably over the service obligation period, which is typically one to three years. While it is an element of our strategy to expand and offer more comprehensive global enterprise support and service solutions, we cannot assure you that service revenue will grow at the current rate in the remainder of fiscal 2009 or beyond.

Total International Revenues

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Europe, Middle East and Africa	$277.6	32.0%	$218.5	31.7%	27.0%
Asia Pacific, Australia	107.9	12.4%	87.5	12.7%	23.3%

Total International revenues	$385.5	44.4%	$306.0	44.4%	26.0%
United States	483.3	55.6%	383.2	55.6%	26.1%

Total revenues	$868.8		$689.2

The year over year increase was driven by the product, software entitlement and maintenance, and service revenue factors outlined above. We cannot assure you that we will be able to maintain or increase international revenues in the remainder of fiscal 2009 or beyond.

Product Gross Margin

	Three Months Ended
		% of		% of
	July 25,	Product	July 27,	Product
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Product gross margin	$298.1	54.4%	$270.9	58.5%	10.0%

Product gross margin was negatively impacted by rebates and channel initiatives taken throughout the quarter, higher service revenue in the revenue mix, as well as lower software content and pricing associated with the new entry level products, and reduced revenue from our older generation products. We expect future product gross margin may continue to be impacted by a variety of factors including selective price reductions and discounts, increased indirect channel sales, higher software revenue mix and the margin profile of new products.

Stock-based compensation expense included in cost of product revenues was $0.9 million for the first quarters of both fiscal 2009 and fiscal 2008. Amortization of existing technology included in cost of product revenues was $6.7 million and $5.3 million for the first quarter of fiscal 2009 and fiscal 2008, respectively. Estimated future amortization of existing technology to cost of product revenues will be $19.5 million for the remainder of fiscal 2009, $21.8 million for fiscal year 2010, $12.2 million for fiscal year 2011, $5.9 million for fiscal year 2012, $4.4 million for fiscal year 2013, and none thereafter.

Software Entitlements and Maintenance Gross Margin

	Three Months Ended
		% of Software		% of Software
		Entitlement and		Entitlement and
	July 25,	Maintenance	July 27,	Maintenance
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Software entitlements and maintenance gross margin	$142.2	98.5%	$105.8	98.1%	34.4%

The improved software entitlements and maintenance gross margin year over year was due to larger installed base renewals and upgrades.

Service Gross Margin

	Three Months Ended
		% of
	July 25,	Service	July 27,	% of Service
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Service gross margin	$76.3	43.3%	$40.5	34.3%	88.7%

The improvement in service gross margins year over year was primarily due to an increase in service revenue volume and improved productivity. The increase in our service business year over year was partially due to increased global support contracts and expanded professional services solutions reflecting an increased enterprise penetration we have accomplished during the past few years. This increase was partially offset by increased service infrastructure spending to support our customers which included additional professional support engineers, increased support center activities and global service partnership programs. Stock-based compensation expense of $3.0 million and $2.7 million was included in the cost of service revenue for the first quarter of fiscal 2009 and fiscal 2008, respectively.

Service gross margins will typically be impacted by factors such as timing of technical support service initiations and renewals and additional investments in our customer support infrastructure. For the remainder of fiscal 2009, we expect service margins to experience some variability as we continue to build out our service capability and capacity to support our growing customer base and new products.

Sales and Marketing — Sales and marketing expense consists primarily of salaries, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expense for the first quarter of fiscal 2009 and fiscal 2008 was as follows:

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Sales and marketing	$303.1	34.9%	$244.6	35.4%	23.9%

The increase in sales and marketing expense was primarily due to a $33.5 million increase in salaries and related expense due to higher headcount, a $9.8 million increase in commission expense resulting from higher revenues, a $6.4 million increase in branding campaign costs and a $10.6 million increase from higher facilities and IT expenses resulting from headcount growth.

Stock compensation expense included in sales and marketing expense for the first quarter of fiscal 2009 was $16.3 million compared to $17.5 million a year ago. Amortization of trademarks/trade names and customer contracts/relationships included in sales and marketing expense was $1.3 million and $1.0 million for the first quarter of fiscal 2009 and fiscal 2008, respectively. Based on identified intangibles related to our acquisitions recorded at July 25, 2008, estimated future amortization such as trademarks and customer relationships included in sales and marketing expense will be $3.7 million for the remainder of fiscal 2009, $4.8 million for fiscal 2010, $3.8 million for fiscal 2011, $2.6 million for fiscal 2012, $1.4 million for fiscal 2013 and $1.3 million thereafter.

In support of our fiscal 2009 corporate strategy and initiatives, we expect to continue our investments in NetApp branding/awareness programs and campaigns, as well as sales capacity for the remainder of the fiscal year. We intend to drive future revenue growth by expanding our penetration in both domestic and international markets, while expanding our distribution channels. We expect to increase sales and marketing expense to support our future revenue growth. We believe that our sales and marketing expense will increase in absolute dollars for the remainder of fiscal 2009 due to increased headcount, sales and marketing related programs to support future revenue growth, higher branding campaign costs and real estate lease payments, partially offset by reduced discretionary spending.

Research and Development — Research and development expense consists primarily of salaries and benefits, stock-based compensation, prototype expenses, engineering charges, consulting fees, and amortization of capitalized patents. Research and development expense for the first quarter of fiscal 2009 and fiscal 2008 was as follows:

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Research and development	$125.4	14.4%	$106.6	15.5%	17.6%

The increase in research and development expense was primarily due to a $12.0 million increase in salaries and related benefits resulting from higher headcount, a $3.4 million increase in facilities and IT expenses due to increase in headcount, and a $1.9 million increase in depreciation due to higher capital expenditures. For the first quarter of fiscal 2009 and fiscal 2008, no software development costs were capitalized.

Stock compensation expense included in research and development expense for the first quarter of fiscal 2009 was $10.2 million compared to $13.2 million in the same period a year ago. Also included in research and development expense is capitalized patents amortization of $0.3 million and $0.5 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. Based on capitalized patents recorded at July 25, 2008, estimated future capitalized patent amortization expenses will be $0.1 million for the remainder of fiscal year 2009, $0.1 million in fiscal 2010, and none thereafter.

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

We believe that our research and development expense will increase in absolute dollars for the remainder of fiscal 2009, primarily due to costs associated with the development of new products and technologies, headcount growth, and real estate lease payments.

General and Administrative — General and administrative expense consists primarily of salaries and related expenses for corporate executives, finance and administrative personnel, facilities, recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities-related expenses. General and administrative expense for the first quarter of fiscal 2009 and fiscal 2008 was as follows:

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

General and administrative	$49.5	5.7%	$41.5	6.0%	19.3%

The increase was primarily due to a $4.7 increase in salaries and related benefits resulting from higher headcount and a $2.9 million increase in professional and legal fees for general corporate matters.

We believe that our general and administrative expense will increase in absolute dollars for the remainder of fiscal 2009 due to spending required to support and enhance our existing infrastructure and headcount growth, partially offset by reduced discretionary spending. Stock compensation expense included in general and administrative expense for the first quarter of fiscal 2009 and fiscal 2008 was $5.9 million and $6.1 million, respectively.

Restructuring Charges — As of July 25, 2008, we have $1.8 million in facilities restructuring reserves related to future lease commitments, net of expected sublease income. We reevaluate our estimates and assumptions periodically and make adjustments as necessary based on the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the quarter ended July 25, 2008, we did not record any charge or reduction to the restructuring reserves.

The following table summarizes the activity related to the facilities restructuring reserves, net of expected sublease terms (in millions) for the quarter ended of July 25, 2008:

Facilities
Restructuring
Reserves

Reserve balance at April 25, 2008	$1.9
Cash payments	(0.1)

Reserve balance at July 25, 2008	$1.8

Of the reserve balance at July 25, 2008, $0.7 million was included in other accrued liabilities, and the remaining $1.1 million was classified as long-term obligations. The balance of the reserve relates to facilities and is expected to be paid by fiscal 2011.

Income from Operations — Income from operations for the first quarter of fiscal 2009 and fiscal 2008 was as follows:

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Income from Operations	$38.7	4.5%	$24.5	3.6%	57.8%

Our operating expense levels are based in part on our expectations as to future revenue growth, and a significant percentage of our operating expenses are fixed and difficult to reduce within a short period of time. As a result, if revenue levels are below expectations, our fixed expenses could adversely affect our operating income and cash flow until revenues increase or until such fixed expenses are reduced to a level commensurate with revenues. We cannot assure you that we will be able to maintain or increase revenues for the remainder of fiscal 2009 or beyond.

Interest Income — Interest income for the first quarter of fiscal 2009 and fiscal 2008 was as follows:

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Interest income	$15.5	1.7%	$17.0	2.5%	(9.2)%

The decrease in interest income was primarily driven by lower average interest rates on our investment portfolio, lower investment balances, partially offset by higher cash and cash equivalents balances due to the issuance of the 1.75% Convertible Senior Notes due 2013 (the “Notes”). We expect that period-to-period changes in interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, cash generated by operations, timing of our stock repurchases, capital expenditures, and payments of our contractual obligations.

Interest Expense — Interest expense for the first quarter of fiscal 2009 and fiscal 2008 was as follows:

	Three Months Ended
	July 25,	% of	July 27,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Interest expense	$(4.6)	(0.5)%	$(1.1)	(0.2)%	323.2%

The increase in interest expense in the first quarter of fiscal 2009 was primarily due to interest expense and amortization of debt issuance costs on the Notes. The interest expense for the first quarter of fiscal 2009 also included interest expense related to the outstanding balance on the Secured Credit Agreement (see Note 5). We expect period-to-period changes in interest expense to fluctuate based on market interest rate volatility and amounts due under various debt agreements.

Net Loss on Investments — During the first quarter of fiscal 2009, net loss on sale of investments included a net write-down of $2.6 million for our investments in privately-held companies.

Other Income (Expense), Net — Other expense was $2.0 million for the first quarter of fiscal 2009 compared to other income of $0.8 million for the first quarter of fiscal 2008, primarily due to net exchange losses and gains from foreign currency transactions. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision for Income Taxes — For the first quarter of fiscal 2009 and 2008, we applied to pretax income an annual effective tax rate before discrete reporting items of 17.4% and 18.0%, respectively. The decrease to the effective tax rate for fiscal 2009 is primarily attributable to a relative decrease in the tax impact of nondeductible stock compensation under SFAS No. 123R, brought about in part by our decision to cease granting of incentive stock options. Since we have replaced the granting of incentive stock options with the granting of nonqualified stock options, this gives rise to the recognition of more deferred tax assets as SFAS No. 123R expense occurs. After taking into account the tax effect of discrete items reported, the effective tax rates applied to the first quarter of fiscal 2009 and fiscal 2008 pretax income were 16.3% and 16.9%, respectively.

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

Balance Sheet and Operating Cash Flows

As of July 25, 2008, as compared to April 25, 2008, our cash, cash equivalents, and short-term investments increased by $957.3 million to $2,121.7 million due primarily to proceeds from the $1.265 billion Notes, proceeds from warrants of $163.1 million, partially offset by stock repurchases of $400 million, Note Hedges purchases of $254.9 million and note issue costs of $25.4 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $857.3 million to $1,510.6 million as of July 25, 2008, compared to $653.3 million as of April 25, 2008.

During the first quarter of fiscal 2009, we generated cash flows from operating activities of $250.2 million, compared with $200.9 million in the same period a year ago. We recorded net income of $37.7 million for the first quarter of fiscal 2009, compared to $34.3 million for the same period a year ago. A summary of the significant changes in noncash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows are as follows:

•	Stock-based compensation expense was $36.4 million in the first quarter of fiscal 2009, compared to $40.4 million in same period in fiscal 2007. The decrease in stock-based compensation was largely due to our declining stock price year over year.

•	Depreciation expense was $33.2 million and $26.7 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles and patents was $8.4 million and $6.9 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. The increase was due to an increase in intangibles related to the Onaro acquisition.

•	An increase in net deferred tax assets of $9.1 million and $22.7 million in the first quarter of fiscal 2009 and 2008, respectively, related to increases in book versus tax differences associated with increases in deferred revenue and stock compensation tax benefits.

•	Decreases in accounts receivable of $150.3 million and $145.0 million in the first quarter of fiscal 2009 and fiscal 2008 were due to shipment linearity, timing of collections and revenue volume in the first quarter of fiscal 2009 and 2008 compared to the immediately preceding quarters.

•	An increase in deferred revenues of $52.9 million and $46.5 million in the first quarter of fiscal 2009 and fiscal 2008, respectively, was primarily due to increased service sales and software entitlements and maintenance revenues.

•	Decreases in accounts payable of $30.1 million and $14.1 million in the first quarter of fiscal 2009 and fiscal 2008, respectively, were due to timing of payment activities.

•	Accrued compensation and related benefits decreased by $54.4 million and $70.0 million in the first quarter of fiscal 2009 and 2008, respectively. The decreases for both periods were due to timing of purchases related to the employee stock purchase plan, and payout of commission and performance-based payroll expenses.

Other cash flow changes in prepaid expenses, other accrued liabilities, income taxes payable, and other liabilities balances were due to timing of payments versus recognition of assets or liabilities. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for the first quarter of fiscal 2009, were $76.6 million compared to $33.6 million for the same period a year ago. We used $157.0 million of cash and received net proceeds of $133.1 million in the first quarter of fiscal 2009 and fiscal 2008, respectively, for net purchases and redemptions of short-term investments and restricted investments. Investing activities in the first quarter of fiscal 2009 and fiscal 2008 also included new investments in privately-held companies of $0.1 million and $4.0 million, respectively.

The credit markets have been volatile and have experienced a shortage in overall liquidity. We believe we have sufficient liquidity through cash provided by operations and our financing agreements. If the global credit market continues to deteriorate, our investment portfolio may be adversely impacted and we could determine some of our investments are impaired which could adversely impact our financial results.

Cash Flows from Financing Activities

We received $749.0 million in the first quarter of fiscal 2009 and used $160.4 million in the first quarter of fiscal 2008 for net financing activities. During the first quarter of fiscal 2009 and fiscal 2008, we made repayments of $41.8 million for our Secured Credit Agreement and $16.0 million for a term loan, respectively. We repurchased 17.0 million and 6.5 million shares of common stock for a total of $400.0 million and $200.0 million during the first quarter of fiscal 2009 and fiscal 2008, respectively. Sales of common stock related to employee stock option exercises and employee stock purchases provided $35.5 million and $50.0 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. Tax benefits, related to tax deductions in excess of the stock-based compensation expense recognized, of $10.1 million and $8.3 million were presented as financing cash flows for the first quarter of fiscal 2009 and fiscal 2008, respectively. During the first quarter of fiscal 2009 and fiscal 2008, we withheld shares with an aggregate value of $2.6 million and $2.7 million, respectively, in connection with the vesting of certain employees’ restricted stock for purposes of satisfying those employees’ federal, state, and local withholding tax obligations. In addition, during the first quarter of fiscal 2009, we issued $1.265 billion of convertible notes and paid financing costs of $25.4 million. We also received proceeds of $163.1 million for sale of common stock warrants, and paid $254.9 million for purchase of Note Hedges.

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

Stock Repurchase Program

At July 25, 2008, $96.3 million remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time. On August 13, 2008, we announced that our board of directors approved a new stock repurchase program in which up to $1 billion worth of our outstanding common stock may be purchased, see Note 16, “Subsequent Events” of the Condensed Consolidated Financial Statements.

Convertible Notes and Credit Facilities

In June 2008, we issued $1.265 billion of 1.75% Convertible Senior Notes due 2013 and concurrently entered into Note Hedges and separate warrant transactions. See Note 5, “Convertible Notes and Credit Facilities” of the Condensed Consolidated Financial Statements. The Notes will mature on June 1, 2013 unless earlier repurchased or converted. As of July 25, 2008, the Notes have not been earlier repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants.

As of July 25, 2008, we have $130.8 million outstanding under the Secured Credit Agreement. The obligations under the Secured Credit Agreement are collateralized by certain investments with a value totaling $200.0 million as of July 25, 2008. See Note 5, “Convertible Notes and Credit Facilities” of the Condensed Consolidated Financial Statements.

In November 2007, we entered into a $250.0 million senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP, as syndication agent, and JP Morgan, as administrative agent (See Note 5 of the Condensed Consolidated Financial Statements,) and as of July 25, 2008, no amount was outstanding under this facility. However, the amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit amounted to $0.5 million as of July 25, 2008.

Contractual Obligations

The following summarizes our contractual obligations at July 25, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	2009*	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Contractual Obligations:
Office operating lease payments(1)	$22.7	$28.2	$23.8	$18.2	$15.3	$43.9	$152.1
Real estate lease payments(2)	5.4	10.2	11.2	11.2	136.3	155.4	329.7
Equipment operating lease payments(3)	14.3	13.8	7.2	1.6	1.2	—	38.1
Venture capital funding commitments(4)	0.2	0.2	0.2	—	—	—	0.6
Purchase commitments(5)	24.0	—	—	—	—	—	24.0
Capital expenditures(6)	19.1	—	—	—	—	—	19.1
Communications and maintenance(7)	21.0	18.9	5.7	1.1	0.1	—	46.8
Restructuring charges(8)	0.5	0.7	0.6	—	—	—	1.8
Debt(9)	2.6	3.4	3.4	3.4	132.2	—	145.0
1.75% Convertible notes(10)	10.5	22.1	22.1	22.1	22.1	1,276.1	1,375.0
Uncertain tax positions(11)	—	—	—	—	—	96.9	96.9

Total Contractual Cash Obligations	$120.3	$97.5	$74.2	$57.6	$307.2	$1,572.3	$2,229.1

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

	2009*	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Other Commercial Commitments:
Letters of credit(12)	$2.2	$0.2	$—	$0.4	$0.1	$0.4	$3.3

*	Reflects the remaining nine months of fiscal 2009.

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2019. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 12 of the Condensed Consolidated Financial Statements. The amounts for the leases impacted by the restructurings are included in subparagraph (8) below. The net increase in office operating lease payments was primarily due to several domestic lease extensions during fiscal 2009.

(2)	Included in the above contractual cash obligations pursuant to seven financing arrangements with BNP Paribas LLC (“BNP”) are (a) lease commitments of $5.4 million in the remainder of fiscal 2009; $10.2 million in fiscal 2010; $11.2 million in each of the fiscal years 2011 and 2012; $9.2 million in fiscal 2013, and $6.7 million thereafter, which are based on either the LIBOR rate at July 25, 2008 plus a spread or a fixed rate for terms of five years, and (b) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $275.8 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 13 of the Condensed Consolidated Financial Statements.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Amounts included in purchase commitments are (a) agreements to purchase components from our suppliers and/or contract manufacturers that are non-cancelable and legally binding; and (b) commitments related to utilities contracts. Purchase commitments and other exclude (a) products and services we expect to consume in the ordinary course of business in the next 12 months; (b) orders that represent an authorization to purchase rather than a binding agreement; (c) orders that are cancelable without penalty and costs that are not reasonably estimable at this time.

(6)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as property and equipment.

(7)	Communication and maintenance represent payments we are required to make based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in September 2012.

(8)	These amounts are included on our Condensed Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, and are comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(9)	Included in these amounts is the $130.8 million outstanding under the Secured Credit Agreement (see Note 5 to the Condensed Consolidated Financial Statements). Estimated interest payments for the Secured Credit Agreement are $14.2 million for fiscal 2009 through fiscal 2013.

(10)	Included in these amounts is the $1.265 billion 1.75% Notes due 2013 (see Note 5 to the Condensed Consolidated Financial Statements). Estimated interest payments for the Notes are $110.0 million for fiscal 2009 through fiscal 2014.

(11)	As discussed in Note 14 to the Condensed Consolidated Financial Statements, we have adopted the provisions of FIN No. 48. At July 25, 2008, our FIN No. 48 liability was $96.9 million.

(12)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees.

As of July 25, 2008, we have commitments relating to three financing, construction, and leasing arrangements with BNP for office space and a parking structure to be located on land in Sunnyvale, California that we currently own. These arrangements require us to lease our land to BNP for a period of 99 years to construct approximately 569,697 square feet of office space costing up to $162.5 million. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread or a fixed rate (2.82% for two leases, and 3.49% for the third lease, respectively, at July 25, 2008) on the cost of the facilities. We began to make lease payments on the first building in January 2008 and expect to begin making lease payments on the second and third buildings in January 2009 and January 2010, respectively, each for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $48.5 million, $65.0 million and $49.0 million, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $41.2 million, $55.3 million and $41.6 million, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNP supplemental payments of $41.2 million, $55.3 million and $41.6 million, respectively, in which event we may recoup some or all of such payment by arranging for a sale of either or both buildings by BNP during the ensuing two-year period.

As of July 25, 2008, we have a commitment relating to a fourth financing, construction, and leasing arrangement with BNP for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. This arrangement requires us to lease our land to BNP for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments, which vary based on the LIBOR plus a spread (2.82% at July 25, 2008) on the cost of the facility. We expect to begin making lease payments on the completed buildings in January 2009 for a term of five and a half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNP for $61.0 million; (ii) if certain conditions are met, arrange for the sale of the building by BNP to a third party for an amount equal to at least $51.9 million, and be liable for any deficiency between the net proceeds received from the third party and $51.9 million; or (iii) pay BNP a supplemental payment of $51.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNP during the ensuing two-year period.

As of July 25, 2008, we have commitments relating to financing and operating leasing arrangements with BNP for three buildings of approximately 374,274 square feet located in Sunnyvale, California costing up to $101.1 million. These arrangements require us to pay minimum lease payments, which may vary based on the LIBOR plus a spread or a fixed rate (2.82% for the first building, 3.47% and 3.49% for the last two buildings at July 25, 2008). We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNP. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNP for $101.1 million; (ii) if certain conditions are met, arrange for the sale of the buildings by BNP to a third party for an amount equal to at least $85.9 million, and be liable for any deficiency between the net proceeds received from the third party and $85.9 million; or (iii) pay BNP a supplemental payment of $85.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the buildings by BNP during the ensuing two-year period.

All leases require us to maintain specified financial covenants with which we were in compliance as of July 25, 2008. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short Term Investments.

Legal Contingencies

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of July 25, 2008.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. The Department of Justice has advised us that it believes that the Company has liability in that it failed to comply with the price reduction clause in certain of its contracts with the government. We are cooperating with the investigation and have produced documents and met with the Department of Justice on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation and negotiations with the government are still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of July 25, 2008.

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

Off-Balance Sheet Arrangements

As of July 25, 2008, our financial guarantees of $3.3 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees.

As of July 25, 2008, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $400.7 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to seven lease arrangements with BNP for approximately 1,063,971 square feet of office space and a parking structure for our headquarters in Sunnyvale, California and a data center in Research Triangle Park, North Carolina (as further described above under “Contractual Obligations”).

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

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNP lease. Our future minimum lease payments and residual guarantees under these real estates leases will amount to a total of $329.7 million reported under our Note 13, “Commitments and Contingencies.”

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of July 25, 2008, we had available-for-sale investments of $691.1 million, which included restricted investments in connection with our Secured Credit Agreement. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, government, municipal debt securities, U.S. treasuries and auction-rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 25, 2008 would cause the fair value of these available-for-sale investments to decline by approximately $2.1 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

We are also exposed to market risk relating to our long-term investments in auction rate securities due to uncertainties in the credit and capital markets. The fair value of our auction rate securities (ARS) was $71.9 million at July 25, 2008. Based on an analysis of fair value and marketability of these investments, we recorded a temporary impairment charge of $3.5 million during the fourth quarter of fiscal 2008 and an additional charge of $0.6 million during the first quarter of fiscal 2009. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges to earnings in future quarters. We intend and have the ability to hold these auction rate securities until the market recovers. We do not believe that the lack of liquidity relating to our ARS investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements.

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

Lease Commitments — As of July 25, 2008, we have four lease arrangements with BNP for our headquarters office buildings in Sunnyvale, California and a data center in Research Triangle Park, North Carolina that are based on a floating interest rate. The minimum lease payments will vary based on the LIBOR plus a spread. All of our leases have a term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNP. A hypothetical 10 percent increase in market interest rates from levels at July 25, 2008 would increase our lease payments on these four lease arrangements under the initial five-year term by approximately $3.0 million. We do not currently hedge against market interest rate increases. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant change in market interest rate.

Debt Obligation — We have an outstanding Secured Credit Agreement totaling $130.8 million as of July 25, 2008. Under the terms of this arrangement, we expect to make interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at July 25, 2008 would increase our total interest payments by approximately $1.7 million. We do not currently use derivatives to manage interest rate risk for this arrangement. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our debt in the event of a significant change in market interest rate.

Convertible Notes — In June 2008, we issued $1.265 billion principal amount of 1.75% Notes due 2013. Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and separately, warrant transactions, to reduce the potential dilution from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock.

Our Notes have fixed annual interest rates at 1.75% and therefore, we do not have significant interest rate exposure on our Notes. However, we are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $1.265 billion, excluding $25.9 million of deferred debt issuance costs and total estimated fair value of our convertible debt at July 25, 2008 was $1.279 billion. The fair value was determined based on the closing trading price per $100 of our 1.75% Notes as of the last day of trading for the first quarter of fiscal 2009, which was $101.127.

Nonmarketable securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investments. Accordingly, we could lose all or part of these investments if there is an adverse change in the market price of a company we invest in. Our investments in nonmarketable securities had a carrying amount of $8.6 million as of July 25, 2008 and $11.2 million as of April 25, 2008. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investments to their fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Income. During the first quarter of fiscal 2009, we recorded a net write-down of $2.6 million for our investments in privately-held companies.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at July 25, 2008, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts outstanding (based on trade date) on July 25, 2008 (in thousands):

		Foreign Currency	Notional Contract	Notional Fair Value
Currency	Buy/Sell	Amount	Value in USD	in USD

Forward Contracts:
EUR	Sell	157,451	$246,662	$246,987
GBP	Sell	33,937	$67,215	$67,310
CAD	Sell	17,135	$16,791	$16,791
Other	Sell	N/A	$21,575	$21,575
AUD	Buy	42,465	$40,476	$40,476
Other	Buy	N/A	$7,560	$7,559

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of July 25, 2008, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (“Sun”). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed another lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of July 25, 2008.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. The Department of Justice has advised us that it believes that the Company has liability in that it failed to comply with the price reduction clause in certain of its contracts with the government. We are cooperating with the investigation and have produced documents and met with the Department of Justice on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation and negotiations with the government are still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of July 25, 2008.

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

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an OEM agreement that enables IBM to sell IBM branded solutions based on NetApp® unified solutions, including NearStore and the V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore, we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing. In the event that sales through IBM increase, we may experience distribution channel conflicts between our direct sales force and IBM or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. We cannot assure you that this OEM relationship will generate significant revenue or that this strategic partnership will continue to be in effect for any specific period of time.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In the first quarter of fiscal 2009, our indirect channels accounted for 61.1% of our consolidated revenues.

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

Selling our products to the U.S. government also subjects us to certain regulatory requirements. We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. The Department of Justice has advised us that it believes that the Company has liability in that it failed to comply with the price reduction clause in certain of its contracts with the government. We are cooperating with the investigation and have produced documents and met with the Department of Justice on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation and negotiations with the government are still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of July 25, 2008.

A portion of our revenue is generated by large, recurring purchases from various customers or resellers. A loss, cancellation or delay in purchases by these customers or resellers could negatively affect our revenue.

During the quarter ended July 25, 2008, two U.S. distributors each accounted for ten percent of the company’s revenues. No customers accounted for ten percent of the company’s revenues during the quarter ended July 27, 2007. The loss of continued orders from any of our more significant customers, strategic partners or resellers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

We cannot assure you that we will continue to receive large, recurring orders from these customers and resellers since we do not have binding commitments with them. For example, our reseller agreements generally do not require minimum purchases and our customers or resellers can stop purchasing and marketing our products at any time.

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm our business. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from our significant customers. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.

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

In addition, we apply the provisions of Statement of Position No. 97-2 and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. If we are unable to establish fair value for undelivered elements of a customer order, revenue relating to the entire order may be deferred until the revenue recognition criteria for all elements of the customer order are met. This could lower our net revenue in one period and increase it in future periods, resulting in greater variability in net revenue and income both on a period-to-period basis and on an actual versus forecast basis.

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

The storage markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC, Hitachi Data Systems, HP, IBM and Sun Microsystems. In addition, Dell, Inc. is a competitor in the storage marketplace through its business arrangement with EMC, which allows Dell to resell EMC storage hardware and software products, as well as through Dell’s acquisition of EqualLogic through which Dell offers low-priced storage solutions. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Sun Microsystems. Our VTL products also compete with traditional tape backup solutions in the broader data backup/recovery space. Additionally, a number of small, newer companies have recently entered the storage systems and data management software markets, the near-line and VTL storage markets and the high-performance clustered storage markets, some of which may become significant competitors in the future.

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

As suppliers upgrade their components, they regularly “end of life” older components. As we become aware of an end of life situation, we attempt to make purchases to cover all future requirements or find a suitable substitute component. We cannot assure you that we will be able to obtain a sufficient supply of components on a timely and cost effective basis. Our failure to do so may lead to an adverse impact on our business.

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

We currently rely on several contract manufacturers to manufacture our products in multiple locations around the world. Our reliance on our third party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change contract manufacturers, we may lose revenue and damage our customer relationships. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. To date, we do not have any significant purchase commitments under our agreements with contract manufacturers.

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

All of our products address the storage and data management markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and data management markets and on our ability to adapt to emerging standards in these markets. We cannot assure you that the markets for storage and data management will continue to grow or that emerging standards in these markets will not adversely affect the growth of UNIX®, Windows® and the World Wide Web server markets upon which we depend.

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

At July 25, 2008, and April 25, 2008, we had $2,400.9 million and $1,487.3 million, respectively, in cash, cash equivalents, marketable securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, money market funds, corporate securities, municipalities and the United States government and its agencies, and auction rate securities. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events such as the sub-prime mortgage crisis in the United States which has affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.

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

Funds associated with certain of our auction rate securities may not be accessible for more than 12 months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our earnings.

Auction rate securities or, ARS, held by us are securities with long term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which historically has provided a liquid market for these securities.

Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $76.0 million at July 25, 2008. For each failed auction, the interest rate moves to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

We believe that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these investments. Based on an analysis of the fair value and marketability of these investments, we recorded a temporary impairment of approximately $3.5 million during the fourth quarter of fiscal 2008 and an additional charge of $0.6 million during the first quarter of fiscal 2009. In addition, we have classified all of our auction rate securities that were not liquidated as long-term assets in our consolidated balance sheet as of July 25, 2008 and April 25, 2008 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until liquidity returns to the market or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market liquidity does not occur, we may be required to record additional impairment charges in future quarters.

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

The note hedges and warrant transactions that we entered into in connection with the sale of the Notes may affect the trading price of our common stock.

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

We conduct a significant portion of our business outside the United States. A substantial portion of our revenues is derived from sales outside of the U.S. For example, in the first quarter of fiscal 2009, 44.4% of our total revenues were from international customers (including U.S. exports). In addition, we have several research and development centers overseas, and a substantial portion of our products are manufactured outside of the U.S. Accordingly, our business and our future operating results could be materially and adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate;

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction different than our estimates;

•	Changing tax laws, accounting standards, such as occurred with the introduction of SFAS No. 123R and FIN No. 48, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Changes in tax laws or the interpretation of such tax laws;

•	Tax assessments resulting from income tax audits or any related tax interest or penalties could significantly affect our income tax expense for the period in which the settlements take place; and

•	A change in our decision to indefinitely reinvest foreign earnings.

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits. Our international operations currently benefit from a tax ruling concluded in the Netherlands, which expires in 2010. If we are unable to negotiate a similar tax ruling upon expiration of the current ruling, our effective tax rate could increase and our operating results could be adversely affected. Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole.

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or pending litigation with respect to those companies. During the first quarter of fiscal year 2009, in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years, we received a Notice of Proposed Adjustment from the IRS. While the final resolution of the issues raised in the Notice of Proposed Adjustment is uncertain, our management believe, based upon information currently known to us, that any of the audits currently pending will not have a significant impact upon our consolidated financial position and our results of operations and cash flows. In addition, we believe that we will not have a significant increase or decrease in the amount of unrecognized tax benefits related to this matter. If the ultimate determination of our taxes owed resulting from the current IRS audit or in any of the other tax jurisdictions is an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

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

On occasion, we invest in nonmarketable securities of private companies. As of July 25, 2008, the carrying value of our investments in nonmarketable securities totaled $8.6 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired. For example, during the first quarter of fiscal 2009, we recorded an impairment charge of $2.6 million to adjust the carrying amount of our cost method investments to fair value as we determined the decline in the value of the assets to be other-than-temporary.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to common repurchases by NetApp, Inc. for the first quarter of fiscal 2009:

				Approximate Dollar
				Value of Shares
	Total Number	Average	Total Number of Shares	That May Yet be
	of Shares	Price Paid	Purchased as Part of the	Purchased Under the
Period	Purchased	per Share	Repurchase Program(1)	Repurchase Program(2)

April 26, 2008 - May 23, 2008	—	$—	87,365,286	$496,244,304
May 24, 2008 - June 20, 2008	16,245,000	$23.61	103,610,286	$112,669,504
June 21, 2008 - July 25, 2008	715,000	$22.95	104,325,286	$96,262,449

Total	16,960,000	$23.58	104,325,286	$96,262,449

(1)	This amount represented total number of shares purchased under our publicly announced repurchase programs since inception.

(2)	On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of July 25, 2008, our Board of Directors had authorized the repurchase of up to $3,023,638,730 of common stock under this program. During the quarter ended July 25, 2008, we repurchased 16,960,000 shares of our common stock at a weighted-average price of $23.58 per share for an aggregate purchase price of $399,981,856. As of July 25, 2008, we had repurchased 104,325,286 shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927,376,373 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $96,262,449 with no termination date. This does not take into account the additional $1,000,000,000 in stock repurchases that the board of directors authorized on August 13, 2008.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The information required by this item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: September 2, 2008

EXHIBIT INDEX

Exhibit No		Description

3	.1(2)	Certificate of Incorporation of the Company, as amended.
3	.2(2)	Bylaws of the Company, as amended.
4	.1(2)	Reference is made to Exhibits 3.1 and 3.2.
10	.01(3)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.02(3)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
10	.03(1)	Indenture, dated as of June 10, 2008, by and between U.S. Bank National Association, as Trustee, and the Company.
10	.04(1)	Registration Rights Agreement, dated as of June 10, 2008, by and among Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and the Company.
10	.05(1)	Form of Convertible Bond Hedge Confirmation
10	.06(1)	Form of Warrant Confirmation.
10	.07(1)	Form of Amendment to Warrant Confirmation.
10.08		Change of Control Severance Agreements (CEO)
10.09		Form of Change of Control Severance Agreements (Non-CEO Executives)
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 10, 2008.

(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(3)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 14, 2008.

*	Identifies management plan or compensatory plan or arrangement.