Form 10-Q
period 2008-10-24
NetApp, Inc.
filed 2008-12-03
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2008
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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2008

Common Stock	330,162,828

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts - Unaudited)

	October 24,	April 25,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,171,029	$936,479
Short-term investments	1,127,489	227,911
Accounts receivable, net of allowances of $4,178 at October 24, 2008, and $2,439 at April 25, 2008	362,317	582,110
Inventories	78,214	70,222
Prepaid expenses and other assets	139,136	120,561
Short-term restricted cash	2,022	2,953
Short-term deferred income taxes	165,852	127,197

Total current assets	3,046,059	2,067,433
Property and Equipment, Net	717,849	693,792
Goodwill	680,054	680,054
Intangible Assets, Net	73,671	90,075
Long-Term Investments and Restricted Cash	211,832	331,105
Long-Term Deferred Income Taxes And Other Assets	348,921	208,529

	$5,078,386	$4,070,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$156,842	$178,233
Accrued compensation and related benefits	161,450	202,929
Other accrued liabilities	153,419	154,331
Income taxes payable	5,559	6,245
Deferred revenue	919,910	872,364

Total current liabilities	1,397,180	1,414,102
Revolving Credit Facilities	65,349	172,600
1.75% Convertible Senior Notes Due 2013	1,265,000	—
Other Long-Term Obligations	153,609	146,058
Long-Term Deferred Revenue	657,714	637,889

	3,538,852	2,370,649

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common stock (432,200 shares issued at October 24, 2008, and 429,080 shares issued at April 25, 2008)	432	429
Additional paid-in capital	2,853,826	2,690,629
Treasury stock at cost (104,325 shares at October 24, 2008, and 87,365 shares at April 25, 2008)	(2,927,376)	(2,527,395)
Retained earnings	1,622,756	1,535,903
Accumulated other comprehensive income	(10,104)	773

Total stockholders’ equity	1,539,534	1,700,339

	$5,078,386	$4,070,988

See accompanying notes to unaudited condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts - Unaudited)

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2008	2007	2008	2007

Revenues:
Product	$570,436	$541,392	$1,118,291	$1,004,725
Software entitlements and maintenance	152,722	117,134	297,134	225,061
Service	188,473	133,672	364,982	251,647

Total revenues	911,631	792,198	1,780,407	1,481,433

Cost of Revenues:
Cost of product	260,332	223,832	510,110	416,279
Cost of software entitlements and maintenance	2,259	1,914	4,445	3,998
Cost of service	102,884	82,447	203,048	159,954

Total cost of revenues	365,475	308,193	717,603	580,231

Gross margin	546,156	484,005	1,062,804	901,202

Operating Expenses:
Sales and marketing	304,045	255,374	607,152	500,017
Research and development	125,496	108,964	250,848	215,520
General and administrative	51,011	39,507	100,474	80,956

Total operating expenses	480,552	403,845	958,474	796,493

Income from Operations	65,604	80,160	104,330	104,709
Other Income (Expenses), Net:
Interest income	17,619	16,296	33,094	33,332
Interest expense	(7,542)	(1,410)	(12,117)	(2,492)
Gain (loss) on investments, net	(22,613)	13,619	(25,234)	13,619
Other income (expense), net	(479)	231	(2,468)	1,062

Total other income (expense), net	(13,015)	28,736	(6,725)	45,521

Income Before Income Taxes	52,589	108,896	97,605	150,230
Provision for Income Taxes	3,407	25,138	10,752	32,135

Net Income	$49,182	$83,758	$86,853	$118,095

Net Income per Share:
Basic	$0.15	$0.24	$0.26	$0.33

Diluted	$0.15	$0.23	$0.26	$0.32

Shares Used in Net Income per Share Calculations:
Basic	327,319	355,665	330,587	360,061

Diluted	333,385	365,458	337,253	371,544

See accompanying notes to unaudited condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — Unaudited)

	Six Months Ended
	October 24,	October 26,
	2008	2007

Cash Flows from Operating Activities:
Net income	$86,853	$118,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,063	55,016
Amortization of intangible assets and patents	16,404	13,688
Stock-based compensation	64,167	78,781
Net loss (gain) on investments	1,983	(13,619)
Impairment on investments	13,953	—
Net loss on disposal of equipment	760	245
Allowance for doubtful accounts	1,704	248
Deferred income taxes	(40,846)	(40,398)
Deferred rent	3,011	512
Income tax benefit from stock-based compensation	45,220	42,642
Excess tax benefit from stock-based compensation	(34,311)	(15,586)
Changes in assets and liabilities:
Accounts receivable	211,207	122,633
Inventories	(8,014)	(7,703)
Prepaid expenses and other assets	(18,128)	21,856
Accounts payable	(16,333)	(40,177)
Accrued compensation and related benefits	(30,756)	(29,884)
Other accrued liabilities	4,909	(8,930)
Income taxes payable	(536)	(43,989)
Other liabilities	(818)	62,744
Deferred revenue	88,143	112,397

Net cash provided by operating activities	457,635	428,571

Cash Flows from Investing Activities:
Purchases of investments	(483,962)	(439,990)
Redemptions of investments	263,643	627,564
Reclassification from cash and cash equivalents to short-term investments	(597,974)	—
Change in restricted cash	682	(1,443)
Proceeds from sales of marketable securities	—	18,256
Proceeds from sales of nonmarketable securities	1,057	—
Purchases of property and equipment	(103,967)	(71,158)
Purchases of nonmarketable securities	(250)	(4,035)

Net cash (used in) provided by investing activities	(920,771)	129,194

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	45,566	66,067
Tax withholding payments reimbursed by restricted stock	(2,591)	(5,202)
Excess tax benefit from stock-based compensation	34,311	15,586
Proceeds from revolving credit facility	—	249,754
Proceeds from issuance of convertible notes	1,265,000	—
Payment of financing costs	(26,581)	—
Sale of common stock warrants	163,059	—
Purchase of note hedge	(254,898)	—
Repayment of debt	—	(37,340)
Repayment of revolving credit facility	(107,251)	—
Repurchases of common stock	(399,982)	(699,973)

Net cash provided by (used in) financing activities	716,633	(411,108)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18,947)	(10,029)
Net Increase in Cash and Cash Equivalents	234,550	136,628
Cash and Cash Equivalents:
Beginning of period	936,479	489,079

End of period	$1,171,029	$625,707

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$21,320	$25,494
Supplemental Cash Flow Information:
Income taxes paid	$13,694	$11,849
Income taxes refunded	$6,658	$1,340
Interest paid on debt	$1,780	$1,947

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

2.	Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared by NetApp, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2008. The results of operations for the three and six-month periods ended October 24, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

In the first quarter of fiscal 2009, we implemented a change in the reporting format for warranty costs and reported these costs in cost of product revenues. These costs were included in cost of service revenues in previous periods. This change had no effect on the reported amounts of total costs of revenues, total gross margin, net income or cash flow from operations for any periods presented. Our Condensed Consolidated Statement of Income for the three and six-month periods ended October 26, 2007 reflects a reclassification of $6,436 and $12,132, respectively, to conform to current period presentation.

During both the three and six-month periods ended October 24, 2008, two U.S. distributors accounted for approximately 11% and 10% of our revenues. No customers accounted for ten percent of the company’s revenues during the three and six-month periods ended October 26, 2007.

We operate on a 52-week or 53-week fiscal year ending on the last Friday in April. The first six months of fiscal 2009 and 2008 were both 26-week or 182-day periods.

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

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation Expense

The stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three and six-month periods ended October 24, 2008 and October 26, 2007 was as follows:

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2008	2007	2008	2007

Cost of product revenues	$624	$768	$1,572	$1,713
Cost of service revenues	2,419	2,606	5,460	5,277
Sales and marketing	12,849	17,135	29,191	34,626
Research and development	7,482	12,332	17,669	25,507
General and administrative	4,389	5,529	10,275	11,658

Total stock-based compensation expense before income taxes	27,763	38,370	64,167	78,781
Income taxes	(5,887)	(4,847)	(12,893)	(12,129)

Total stock-based compensation expense after income taxes	$21,876	$33,523	$51,274	$66,652

The following table summarizes stock-based compensation expense associated with each type of award:

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2008	2007	2008	2007

Employee stock options and awards	$22,135	$33,717	$53,155	$70,246
Employee stock purchase plan (“ESPP”)	5,608	4,766	10,989	8,642
Change in amounts capitalized in inventory	20	(113)	23	(107)

Total stock-based compensation expense before income taxes	27,763	38,370	64,167	78,781
Income taxes	(5,887)	(4,847)	(12,893)	(12,129)

Total stock-based compensation expense after income taxes	$21,876	$33,523	$51,274	$66,652

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	October 24,	October 26,	October 24,	October 26,
	2008	2007	2008	2007

Expected life in years(1)	3.9	4.0	1.3	0.5
Risk-free interest rate(2)	2.36% - 3.05%	4.02% - 4.33%	2.05% - 2.52%	4.28%
Volatility(3)	39% - 69%	43% - 55%	39% - 41%	48%
Expected dividend(4)	0%	0%	0%	0%

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options		ESPP
	Six Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2008	2007	2008	2007

Expected life in years(1)	4.0	4.0	1.3	0.5
Risk-free interest rate(2)	2.36% - 3.69%	4.02% - 5.02%	2.05% - 2.52%	4.62%
Volatility(3)	38% - 69%	33% - 55%	39% - 41%	42%
Expected dividend(4)	0%	0%	0%	0%

(1)	The 3.9 and 4.0 years expected life of the options represent the estimated period of time until exercise and are based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected life for the employee stock purchase plan was based on the term of the purchase period.

(2)	The risk-free interest rate for the stock option awards was based upon United States (“U.S.”) Treasury bills with equivalent expected terms. The risk-free interest rate for the employee stock purchase plan was based on the U.S. Treasury bills in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

We estimate our forfeiture rates based on historical termination behavior and recognize compensation expense only for those equity awards expected to vest.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding Options		Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Numbers	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (Years)	Value

Outstanding at April 25, 2008	19,642	70,168	$28.08
Options granted	(2,739)	2,739	$24.10
Restricted stock units granted	(556)	556	$—
Options exercised	—	(785)	$12.08
Restricted stock units vested	—	(279)	$—
Options forfeitures and cancellations	881	(881)	$34.81
Restricted stock units forfeitures and cancellations	48	(48)	$—
Options expired	(87)	—	$—

Outstanding at July 25, 2008	17,189	71,470	$27.93
Additional shares reserved for plan	6,600	—	$—
Options granted	(921)	921	$20.98
Restricted stock units granted	(272)	272	$—
Options exercised	—	(907)	$11.07
Restricted stock units vested	—	(6)	$—
Options forfeitures and cancellations	811	(811)	$34.63
Restricted stock units forfeitures and cancellations	61	(61)	$—
Options expired	(43)	—	$—
Plan shares expired	(1,582)	—	$—

Outstanding at October 24, 2008	21,843	70,878	$27.90

Options vested and expected to vest as of October 24, 2008		62,860	$30.08	4.69	$10,832
Exercisable at October 24, 2008		45,535	$30.52	4.19	$10,052
RSUs vested and expected to vest as of October 24, 2008		4,085	$—	1.80	$49,840
Exercisable at October 24, 2008		—	$—	—	$—

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value of options granted during the three and six-month periods ended October 24, 2008 was $7.91 and $8.31, respectively. The weighted-average fair value of options granted during the three and six-month periods ended October 26, 2007 was $11.18 and $10.89, respectively. The total intrinsic value of options exercised was $10,600 and $20,317 for the three and six-month periods ended October 24, 2008, respectively. The total intrinsic value of options exercised was $23,168 and $55,787 for the three and six-month periods ended October 26, 2007, respectively. We received $10,038, and $19,516 from the exercise of stock options for the three and six-month periods ended October 24, 2008, respectively and received $16,076 and $42,470 from the exercise of stock options for the three and six-month periods ended October 26, 2007, respectively. There was $274,167 of total unrecognized compensation expense as

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of October 24, 2008 related to options and restricted stock units. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.5 years.

The following table summarizes our nonvested shares (restricted stock awards) as of October 24, 2008:

		Weighted-Average
	Number	Grant-Date Fair
	of Shares	Value

Nonvested at April 25, 2008	145	$35.40
Awards vested	(16)	28.08
Awards canceled/expired/forfeited	(3)	31.16

Nonvested at July 25, 2008	126	$36.41
Awards vested	(1)	26.11

Nonvested at October 24, 2008	125	$36.51

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the three and six-month periods ended October 24, 2008 was $15 and $208, respectively. The total fair value of shares vested during the three and six-month periods ended October 26, 2007 was $144 and $774, respectively. There was $3,493 of total unrecognized compensation expense as of October 24, 2008 related to restricted stock awards. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 1.8 years.

Employee Stock Purchase Plan

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at October 24, 2008	5,734	$20.22	0.85	$—
Vested and expected to vest at October 24, 2008	5,158	$20.22	0.82	$—

There were no employee stock purchases during the three-month periods ended October 24, 2008 and October 26, 2007. The total intrinsic value of employee stock purchases was $4,597 and $5,044 for the six-month periods ended October 24, 2008 and October 26, 2007, respectively. The compensation cost for shares purchased under the ESPP plan was $5,608 and $10,989 for the three and six-month periods ended October 24, 2008, and $4,766 and $8,642 for the three and six-month periods ended October 26, 2007, respectively.

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan for the six-month ESPP purchase period ended May 30, 2008:

Purchase date	May 30, 2008
Shares issued	1,257
Average purchase price per share	$20.72

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

Common stock repurchase activities for the three and six-month periods ended October 24, 2008 and October 26, 2007, were as follows:

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2008	2007	2008	2007

Common stock repurchased	—	17,602	16,960	24,124
Cost of common stock repurchased	$—	$499,973	$399,982	$699,973
Average price per share	$—	$28.40	$23.58	$29.02

Since the inception of the stock repurchase program on May 13, 2003 through October 24, 2008, we have purchased a total of 104,325 shares of our common stock at an average price of $28.06 per share for an aggregate purchase price of $2,927,376. At October 24, 2008, additional repurchases of up to $1,096,262 had been approved by our board of directors. The stock repurchase program may be suspended or discontinued at any time.

Other Repurchases of Common Stock

We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units. During the three and six-month periods ended October 24, 2008, we withheld 2 shares and 110 shares, respectively, in connection with the vesting of employees’ restricted stock. During the three and six-month periods ended October 26, 2007, we withheld 87 shares and 161 shares, respectively, in connection with the vesting of employees’ restricted stock.

5.	Convertible Notes and Credit Facilities

1.75% Convertible Senior Notes Due 2013

Principal Amount — On June 10, 2008, we issued $1,265,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the “Notes”) to initial purchasers who resold the Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchasers’ issue costs and offering expenses of $26,581, were $1,238,419. We used (i) $273,644 of the net proceeds to purchase 11,600 shares of our common stock in negotiated transactions with institutional investors and (ii) $254,898 of the net proceeds to enter into the note hedge transactions described below.

Ranking and Interest — The Notes are unsecured, unsubordinated obligations of NetApp. We will incur interest expense of 1.75% per annum on the outstanding principal amount of the Notes. During the three and six-month periods ended October 24, 2008, we recorded interest expense of $5,473, and $8,302, respectively. Interest will be payable in arrears on June 1 and December 1 of each year, beginning on December 1, 2008, in cash at a rate of 1.75% per annum. We capitalized issuance costs related to the Notes of $26,581 in long-term other assets, and these amounts are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and six-month periods ended October 24, 2008, $1,245 and $1,874, respectively of the capitalized debt issuance costs was amortized as interest expense.

Maturity — The Notes will mature on June 1, 2013 unless repurchased or converted earlier in accordance with their terms prior to such date. As of October 24, 2008, the Notes are classified as a non-current liability.

Redemption— The Notes are not redeemable by us prior to the maturity date, but the holders may require us to repurchase the Notes following a “fundamental change” (as defined in the Indenture). A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. Holders of the Notes who convert their Notes in connection with a fundamental change will, under certain circumstances, be entitled to a

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require us to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

The Notes are convertible into the right to receive cash in an amount up to the principal amount and shares of our common stock for the conversion value in excess of the principal amount, if any, at an initial conversion rate of 31.4006 shares of common stock per one thousand principal amount of Notes, subject to adjustment as described in the indenture governing the Notes, which represents an initial conversion price of $31.85 per share.

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we entered into note hedge transactions (the “Note Hedges”) with certain financial institutions, which are designed to mitigate potential dilution from the conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than $31.85 per share, subject to adjustments. The Note Hedges generally cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting Noteholders in the event of a conversion of the Notes. The Note Hedges expire at the earlier of (i) the last day on which any Notes remain outstanding and (ii) the scheduled trading day immediately preceding the maturity date of the Notes. We also entered into separate warrant transactions whereby we sold to the same financial institutions warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, 39,700 shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the Warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the Warrants. As of October 24, 2008, we had not received any shares related to the Note Hedges or delivered cash or shares related to the Warrants.

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

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lehman Brothers OTC Derivatives, Inc. (“Lehman OTC”) is the counterparty to 20% of our Note Hedges. The bankruptcy filing by Lehman OTC on October 3, 2008 constituted an “event of default” under the hedge transaction that could, at our option, lead to termination under the hedge transaction to the extent we provide notice to the counterparty under such transaction. We have not terminated the Note Hedge transaction with Lehman OTC, and will continue to carefully monitor the developments impacting Lehman OTC. The “event of default” is not expected to have an impact on our financial position or results of operations. However, we could incur significant costs to replace this hedge transaction originally held with Lehman OTC if we elect to do so. If we do not elect to replace this hedge transaction, then we would be subject to potential dilution upon conversion of the Notes, if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85.

The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note Hedges and Warrants were not affected by the bankruptcy filings of Lehman OTC.

Income tax reporting on the Note Hedges — For income tax reporting purposes, we have elected to integrate in the value of the Notes a proportional amount of the Note Hedges. This creates an original issue discount (OID) debt instrument for income tax reporting purposes, and, therefore, the cost of the Note Hedges will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $102,698 established upon issuance of the Notes will be realized for income tax reporting purposes over the term of the Notes and was recorded as an increase to both non-current deferred tax assets and additional paid-in-capital. Over the term of the Notes, the additional interest expense deducted for income tax purposes will reduce both the non-current deferred tax asset and additional paid-in capital established upon their issuance. During the three and six- month periods ended October 24, 2008, tax benefits of $4,483 and $6,684 associated with the additional interest deductions were accounted for as a reduction to both non-current deferred tax assets and additional paid-in capital.

Earnings per share impact on the Notes, Note Hedges and Warrants — In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, the Notes will have no impact on diluted earnings per share until the price of our common stock exceeds the conversion price (initially $31.85 per share) because the principal amount of the Notes will be settled in cash upon conversion. Prior to conversion of the Notes, we will include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method. The Note Hedges are not included for purposes of calculating earnings per share, as their effect would be anti-dilutive. Upon conversion of the Notes, the Note Hedges are designed to neutralize the dilutive effect of the Notes when the stock price is above $31.85 per share. Also, in accordance with SFAS No. 128, the Warrants will have no impact on earnings per share until our common stock share price exceeds $41.28. Prior to exercise, we will include the effect of additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Recently issued accounting pronouncements — The Financial Accounting Standard Board (“FASB”) recently issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” (“FSP No. 14-1”). Under the FSP, cash settled convertible securities will be separated into their debt and equity components. This change in methodology will adversely affect our net income and earnings per share. We will be required to adopt this FSP in our first quarter of fiscal 2010. This final FSP will be applied retrospectively to all periods presented. See Note 15 for further discussion.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Credit Agreement

On November 2, 2007, we entered into a senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP Paribas (“BNP”), as syndication agent, and JPMorgan Chase Bank National Association (“JPMorgan”), as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years. Revolving loans may be, at our option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on LIBOR for the interest period specified by us plus a spread based on our leverage ratio. Interest on Alternative Base Rate borrowings, swingline loans, and letters of credit accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. As of October 24, 2008, no amount was outstanding under this facility. The amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit amounted to $450 as of October 24, 2008.

Secured Credit Agreement

On October 5, 2007, we entered into a secured credit agreement with JPMorgan Securities (the “Secured Credit Agreement”). The Secured Credit Agreement provides for a revolving secured credit facility of up to $250,000 with a term of five years. During the three and six-month periods ended October 24, 2008, we made repayments of $65,416 and $107,251, respectively, on the Secured Credit Agreement. As of October 24, 2008 and April 25, 2008, the outstanding balance on the Secured Credit Agreement was $65,349 and $172,600, respectively, and was recorded in the Revolving Credit Facilities in the accompanying Condensed Consolidated Balance Sheets. The full amount is due on the maturity date of October 5, 2012. As of October 24, 2008, we have pledged $130,826 of long-term restricted investments in connection with the Secured Credit Agreement. Interest for the Secured Credit Agreement accrues at a floating rate based on the base rate in effect from time to time, plus a margin, which totaled 2.63% at October 24, 2008.

As of October 24, 2008, we were in compliance with all covenants as required by both the Unsecured Credit Agreement and Secured Credit Agreement.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-Term Investments

The following is a summary of investments at October 24, 2008:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$492,101	$1,280	$(11,484)	$481,897
Auction rate securities	73,578	—	(4,615)	68,963
U.S. government agency bonds	118,643	103	(320)	118,426
U.S. Treasuries	31,997	684	—	32,681
Municipal bonds	1,560	2	—	1,562
Corporate securities	115,507	—	(4)	115,503
Certificates of deposit	139,214	—	—	139,214
Money market funds	1,186,273	—	—	1,186,273

Total debt and equity securities	2,158,873	2,069	(16,423)	2,144,519
Less cash equivalents	817,241	—	—	817,241
Less long-term restricted cash	132,525	953	(2,652)	130,826	(1)
Less long-term investments	73,578	—	(4,615)	68,963	(1)

Total short-term investments	$1,135,529	$1,116	$(9,156)	$1,127,489

The following is a summary of investments at April 25, 2008:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$382,528	$2,066	$(903)	$383,691
Auction rate securities	76,202	—	(3,500)	72,702
U.S. government agency bonds	61,578	352	(150)	61,780
U.S. Treasuries	15,375	107	—	15,482
Municipal bonds	1,591	9	—	1,600
Certificates of deposit	2	—	—	2
Money market funds	839,841	—	—	839,841

Total debt and equity securities	1,377,117	2,534	(4,553)	1,375,098
Less cash equivalents	831,872	—	—	831,872
Less long-term restricted investments	241,867	1,033	(287)	242,613	(2)
Less long-term investments	76,202	—	(3,500)	72,702	(2)

Total short-term investments	$227,176	$1,501	$(766)	$227,911

(1)	As of October 24, 2008, we have pledged $130,826 of long-term restricted investments for the Secured Credit Agreement (see Note 5). In addition, we have long-term restricted cash of $3,715 relating to our foreign rent, custom, and service performance guarantees. As of October 24, 2008, we also have long-term available-for-sale investments of $68,963 and investments in nonpublic companies of $8,328. These combined amounts are presented as long-term investments and restricted cash in the accompanying Condensed Consolidated Balance Sheets as of October 24, 2008.

(2)	As of April 25, 2008, we have pledged $242,613 of long-term restricted investments for the Secured Credit Agreement (see Note 5). In addition, we have long-term restricted cash of $4,621 relating to our foreign rent,

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

custom, and service performance guarantees. As of April 25, 2008, we also have long-term available-for-sale investments of $72,702 and investments in nonpublic companies of $11,169. These combined amounts are presented as long-term investments and restricted cash in the accompanying Condensed Consolidated Balance Sheets as of April 25, 2008.

We record net unrealized gains or losses on available-for-sale securities in other comprehensive income (loss), which is a component of stockholders’ equity. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 24, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$394,887	$(11,431)	$1,946	$(53)	$396,833	$(11,484)
Auction rate securities	58,085	(4,615)	—	—	58,085	(4,615)
U.S. government agency bonds	56,689	(320)	—	—	56,689	(320)
Corporate securities	9,863	(4)	—	—	9,863	(4)

Total	$519,524	$(16,370)	$1,946	$(53)	$521,470	$(16,423)

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 25, 2008:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$31,716	$(175)	$99,011	$(728)	$130,727	$(903)
Auction rate securities	72,702	(3,500)	—	—	72,702	(3,500)
U.S. government agency bonds	4,024	(22)	8,163	(128)	12,187	(150)

Total	$108,442	$(3,697)	$107,174	$(856)	$215,616	$(4,553)

The unrealized losses on our investments in corporate bonds, U.S. government agency bonds and corporate securities were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we have the ability and intent to hold those investments until a recovery of par value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at October 24, 2008.

Our short-term investments include corporate bonds issued by Lehman Brothers Holdings (“Lehman Brothers”) and certain money market funds, specifically the Reserve Primary Fund (“Primary Fund”) that held Lehman Brothers investments. As a result of the bankruptcy filing of Lehman Brothers, we recorded an other-than-temporary impairment charge of $21,129 related to direct and indirect investments in Lehman Brothers securities.

Our long-term investments include auction rate securities (ARS) with a fair value of $68,963 and $72,702 at October 24, 2008 and April 25, 2008, respectively. Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education. These ARS are securities with long-term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at the time of purchase. During the fourth quarter of fiscal 2008, we reclassified all of our investments in auction rate securities from short-term investments to long-term investments as our ability to liquidate these investments in the next 12 months is

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertain. Based on an analysis of the fair value and marketability of these investments, we recorded temporary impairment charges of approximately $4,615 as of October 24, 2008 within other comprehensive loss, an element of stockholders’ equity on our balance sheet. During the three months ended October 24, 2008, we recorded an other-than-temporary impairment loss of $2,122 due to a significant decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	October 24, 2008	April 25, 2008

Purchased components	$14,915	$7,665
Work-in-process	235	271
Finished goods	63,064	62,286

Total	$78,214	$70,222

8.	Goodwill and Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating segments, as defined by SFAS No. 131, “Segment Reporting”. Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise).

Due to the recent extraordinary market and economic conditions, we experienced a decline in our stock price, resulting in a loss of market capitalization. As of October 24, 2008 and April 25, 2008, there was no impairment of goodwill and intangible assets. We will continue to monitor changes in the global economy that could impact future operating results of our reporting units. If the businesses acquired fail to meet our expectations as set out at the time of acquisition or if the market capitalization of our stock trades at a depressed level for an extended period of time, we could incur significant impairment charges which could negatively impact our financial results.

Identified intangible assets are summarized as follows:

		October 24, 2008			April 25, 2008
	Amortization	Gross	Accumulated	Net	Gross	Accumulated	Net
	Period (Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$10,040	$(9,801)	$239	$10,040	$(9,411)	$629
Existing technology	4 - 5	126,660	(69,591)	57,069	126,660	(56,095)	70,565
Trademarks/tradenames	2 - 7	6,600	(2,893)	3,707	6,600	(2,328)	4,272
Customer Contracts/relationships	1.5 - 8	20,800	(8,144)	12,656	20,800	(6,191)	14,609

Total Identified Intangible Assets, Net		$164,100	$(90,429)	$73,671	$164,100	$(74,025)	$90,075

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for identified intangible assets is summarized below:

	Three Months		Six Months
	Ended		Ended
	October 24,	October 26,	October 24,	October 26,
	2008	2007	2008	2007

Patents	$45	$496	$390	$991
Existing technology	6,748	5,278	13,496	10,555
Other identified intangibles	1,259	1,021	2,518	2,142

	$8,052	$6,795	$16,404	$13,688

Based on the identified intangible assets (including patents) recorded at October 24, 2008, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Fiscal Year Ending April,	Amount

2009*	$15,294
2010	26,728
2011	16,020
2012	8,517
2013	5,818
Thereafter	1,294

Total	$73,671

*	Reflects the remaining six months of fiscal 2009.

9.	Fair Value of Financial Instruments

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of July 26, 2008, in situations where the market is not active. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial position or results of operations.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy:

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions is as follows:

Level 1:	observable inputs such as quoted prices in active markets for identical assets or liabilities, and readily accessible by us at the reporting date;

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and

Level 3:	unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of October 24, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Corporate bonds	$481,897	$—	$481,897	$—
Corporate securities	115,503	—	115,503	—
Auction rate securities	68,963	—	—	68,963
U.S. government agency bonds	118,426	—	118,426	—
U.S. Treasuries	32,681	32,681	—	—
Municipal bonds	1,562	—	1,562	—
Certificates of deposit	139,214	—	139,214	—
Money market funds	1,186,273	588,299	—	597,974
Investment in nonpublic companies	8,328	—	—	8,328
Trading securities	6,860	6,860	—	—
Foreign currency contracts	26,710	—	26,710	—

Total	$2,186,417	$627,840	$883,312	$675,265

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reported as:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents(1)	$817,241	$582,373	$234,868	$—
Short-term investments	1,127,489	32,681	496,834	597,974
Long-term investments and restricted investments(2)	208,117	5,926	124,900	77,291
Trading securities(3)	6,860	6,860	—	—
Foreign currency contracts(4)	26,710	—	26,710	—

Total	$2,186,417	$627,840	$883,312	$675,265

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of October 24, 2008, in addition to $353,788 of cash.

(2)	Included in “Long-term investments and restricted cash” in the accompanying Condensed Consolidated Balance Sheet as of October 24, 2008, in addition to $3,715 long-term restricted cash.

(3)	$782 of the deferred compensation plan was included in “Prepaid expenses and other assets” and $6,078 of the deferred compensation plan was included in “Long-term deferred income taxes and other assets” in the accompanying Condensed Consolidated Balance Sheet as of October 24, 2008.

(4)	Included in “Prepaid expenses and other assets” in the accompanying Condensed Consolidated Balance Sheet as of October 24, 2008.

Our available-for-sale securities include U.S. treasury securities, U.S. government agency bonds, municipal bonds, corporate bonds, corporate securities, auction rate securities, money market funds and certificates of deposit. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of certain money market funds, for which the carrying amounts is a reasonable estimate of fair value.

We classify investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include U.S. Treasury notes, trading securities with quoted prices on active markets, and money market funds, with the exception of the Primary Fund, which is classified in Level 3.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: corporate bonds, corporate securities, U.S. government agency bonds, municipal bonds, and certificates of deposit. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class.

Included in Level 2 are corporate bonds issued by Lehman Brothers Holdings Inc. (“Lehman Brothers”.) As a result of the bankruptcy filing of Lehman Brothers, we recorded in the second quarter of fiscal 2009 an other-than-temporary impairment charge of $11,831 related specifically to these corporate bonds.

Foreign currency contracts consist of forward foreign exchange contracts for primarily the Euro, British pound, Canadian dollar, and Australian dollar. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. For the

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three and six-month periods ended October 24, 2008, net losses generated by hedged assets and liabilities totaled $25,425 and $25,106, respectively, which were offset by gains on related derivative instruments of $24,764 and $22,147, respectively. For the three and six-month periods ended October 26, 2007, net gains generated by hedged assets and liabilities totaled $4,579 and $5,260, respectively, which were offset by losses on related derivative instruments of $4,443 and $4,513, respectively.

The carrying values of cash and cash equivalents, and restricted cash reported in the Condensed Consolidated Balance Sheets approximate their fair value. The fair value of our debt also approximates its carrying value as of October 24, 2008, and April 25, 2008 based upon inputs that are observable directly in active markets (level 2.) The $1,265,000 of Notes are carried at cost. The estimated fair value of the Notes was approximately $808,019 at October 24, 2008, based upon quoted market information (Level 2.)

We classify items in Level 3 if the investments are valued using a pricing model or based on unobservable inputs in the market. These investments include auction rate securities, the Primary Fund and cost method investments.

The table below provides a reconciliation of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ended October 24, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Primary Fund	Auction Rate Securities	Private Equity Fund	Nonpublic Companies

Beginning balance at April 25, 2008	$—	$72,600	$2,584	$8,585
Total unrealized losses included in other comprehensive income	—	(642)	—	—
Total realized losses included in earnings	—	—	(190)	(2,431)
Purchases, sales and settlements, net	—	(100)	99	—

Ending balance at July 25, 2008	$—	$71,858	$2,493	$6,154
Total unrealized losses included in other comprehensive income	—	(473)	—	—
Total realized gains (losses) included in earnings	—	(2,122)	475	163
Purchases, sales and settlements, net	—	(300)	(602)	(355)
Transfers to Level 3	597,974	—	—	—

Ending balance at October 24, 2008	$597,974	$68,963	$2,366	$5,962

As of October 24, 2008, we have an investment in the Primary Fund, a AAA-rated money market fund, with a par value of $607,272 and an estimated fair value of $597,974, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. We recognized an other-than-temporary impairment charge of $9,298, which was our pro rata share of the Primary Fund’s overall investment in Lehman Brothers’ securities. All amounts invested in the Primary fund are included in short-term investments because we reasonably expect that we will be able to redeem this investment and have proceeds available for use in our operations in the next 12 months.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Primary Fund investments were classified as Level 3 due to lack of market data to determine fair value. Subsequent to October 24, 2008, we received $308,123 as an initial distribution from the Primary Fund and such proceeds have been invested in unrelated money market funds.

As of October 24, 2008, we had auction rate securities with a par value of $75,700 and an estimated fair value of $68,963. Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education. Based on an analysis of the fair value and marketability of these investments, we recorded temporary impairment charges of approximately $4,615 as of October 24, 2008 within other comprehensive loss, an element of stockholders’ equity on our balance sheet. During the three months ended October 24, 2008, we recorded an other-than-temporary impairment loss of $2,122 due to a significant decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades.

At October 24, 2008, we held $8,328 of other investments carried at cost consisting of a private equity fund and direct investments in technology companies. These investments are accounted for using the cost method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During the three-month period ended October 24, 2008, we recorded a gain of $638 on our investments in privately-held companies. During the six-month period ended October 24, 2008, we recorded $1,983 of impairment charges on certain of our cost method investments and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of those assets to be other-than-temporary. These cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held technology entities without quoted market prices.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies the option (the “Fair Value Option”) to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. Currently, we have elected not to adopt the Fair Value Option under this pronouncement.

10.	Net Income per Share

During all periods presented, we had certain options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been anti-dilutive. These certain options were anti-dilutive in the three and six-month periods ended October 24, 2008, and October 26, 2007, as these options’ exercise prices were above the average market prices in such periods. For the three-month periods ended October 24, 2008, and October 26, 2007, 50,015 and 38,130 shares of common stock options with a weighted average exercise price of $34.64 and $39.64, respectively, were excluded from the diluted net income per share computation. For the six-month periods ended October 24, 2008, and October 26, 2007, 48,183 and 34,747 shares of common stock options with a weighted average exercise price of $35.21 and $40.92, respectively, were excluded from the diluted net income per share computation.

As of October 24, 2008, our Board of Directors had authorized the repurchase of up to $4,023,639 of common stock under the various stock repurchase programs, and $1,096,262 remains available under these authorizations. The repurchased shares are held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Net Income (Numerator):
Net income, basic and diluted	$49,182	$83,758	$86,853	$118,095

Shares (Denominator):
Weighted average common shares outstanding	327,445	355,878	330,718	360,296
Weighted average common shares outstanding subject to repurchase	(126)	(213)	(131)	(235)

Shares used in basic computation	327,319	355,665	330,587	360,061
Weighted average common shares outstanding subject to repurchase	126	213	131	235
Common shares issuable upon exercise of stock options	5,940	9,580	6,535	11,248

Shares used in diluted computation	333,385	365,458	337,253	371,544

Net Income per Share:
Basic	$0.15	$0.24	$0.26	$0.33

Diluted	$0.15	$0.23	$0.26	$0.32

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding unvested restricted stock for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, warrants, and restricted stock awards.

See Note 5 on the potential impact of the Notes, Note Hedges and Warrants on diluted earnings per share.

11.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Net income	$49,182	$83,758	$86,853	$118,095
Change in currency translation adjustment	(3,563)	751	(3,879)	1,199
Change in unrealized loss on available-for-sale investments, net of related tax effect	(8,908)	(5,706)	(11,356)	(4,660)
Change in unrealized gain (loss) on derivatives	3,579	(2,081)	4,358	1,760

Comprehensive income	$40,290	$76,722	$75,976	$116,394

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income were as follows:

	October 24, 2008	April 25, 2008

Accumulated translation adjustments	$553	$4,432
Accumulated unrealized loss on available-for-sale investments	(13,673)	(2,317)
Accumulated unrealized loss on derivatives	3,016	(1,342)

Total accumulated other comprehensive income (loss)	$(10,104)	$773

12.	Restructuring Charges

As of October 24, 2008, we have $1,598 in facilities restructuring reserves related to future lease commitments on exited facilities, net of expected sublease income. We reevaluate our estimates and assumptions periodically and make adjustments as necessary based on the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the three and six-month periods ended October 24, 2008, we did not record any charge or reduction to the restructuring reserves.

The following table summarizes the activity related to the facilities restructuring reserves, net of expected sublease terms as of October 24, 2008:

Facilities
Restructuring
Reserves

Reserve balance at April 25, 2008	$1,924
Cash payments	(163)

Reserve balance at July 25, 2008	$1,761
Cash payments	(163)

Reserve balance at October 24, 2008	$1,598

Of the reserve balance at October 24, 2008, $678 was included in other accrued liabilities, and the remaining $920 was classified as other long-term obligations.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

The following summarizes our commitments and contingencies at October 24, 2008, and the effect such obligations may have on our future periods:

	2009*	2010	2011	2012	2013	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$13,183	$26,338	$21,679	$17,303	$14,448	$42,116	$135,067
Real estate lease payments(2)	5,134	12,932	14,424	14,424	139,059	157,668	343,641
Equipment operating lease payments(3)	10,048	16,014	9,202	2,309	1,264	—	38,837
Venture capital funding commitments(4)	89	165	152	13	—	—	419
Purchase commitments(5)	9,638	—	—	—	—	—	9,638
Capital expenditures(6)	6,788	449	—	—	—	—	7,237
Communications and maintenance(7)	13,949	18,663	6,095	1,207	156	—	40,070

Total Contractual Cash Obligations	$58,829	$74,561	$51,552	$35,256	$154,927	$199,784	$574,909

Other Commercial Commitments:
Letters of credit(8)	$6,910	$1,155	$—	$301	$58	$294	$8,718

*	Reflects the remaining six months of fiscal 2009.

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2019. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 12.

(2)	Included in real estate lease payments pursuant to seven financing arrangements with BNP Paribas Leasing Corporation (“BNPPLC”) are (i) lease commitments of $5,134 in the remainder of fiscal 2009; $12,932 in fiscal 2010; $14,424 in each of the fiscal years 2011, and 2012; $11,942 in fiscal 2013; and $8,961 thereafter, which are based on the LIBOR rate at October 24, 2008 plus a spread or a fixed rate, for terms of five years; and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $275,825 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Amounts included in purchase commitments are (i) agreements to purchase components from our suppliers and/or contract manufacturers that are non-cancelable and legally binding; and (ii) commitments related to utilities contracts. Purchase commitments exclude (i) products and services we expect to consume in the ordinary course of business in the next 12 months; (ii) orders that represent an authorization to purchase rather

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than a binding agreement; (iii) orders that are cancelable without penalty and costs that are not reasonably estimable at this time.

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

Real Estate Leases

As of October 24, 2008, we have commitments relating to three financing, construction and leasing arrangements with BNPPLC for office space and a parking structure to be located on land in Sunnyvale, California, that we currently own. These arrangements require us to lease our land to BNPPLC for a period of 99 years and to construct approximately 569,697 square feet of office space costing up to $162,450. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate (4.57% for two leases and 3.99% for the third lease, respectively, at October 24, 2008) on the cost of the facilities. We began to make lease payments on the first building in January 2008 and expect to begin making lease payments on the second and third buildings in January 2009 and January 2010, respectively, each for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC for $48,500, $65,000, and $48,950, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least $41,225, $55,250, and $41,608, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments of $41,225, $55,250, and $41,608, respectively, in which event we may recoup some or all of such payments by arranging for a sale of either or both buildings by BNPPLC during the ensuing two-year period.

As of October 24, 2008, we have a commitment relating to a fourth financing, construction, and leasing arrangement with BNPPLC for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. This arrangement requires us to lease our land to BNPPLC for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61,000. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (4.57% at October 24, 2008) on the cost of the facility. We expect to begin making lease payments on the completed building in January 2009 for a term of five and a half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNPPLC for $61,000; (ii) if certain conditions are met, arrange for the sale of the building by BNPPLC to a third party for an amount equal to at least $51,850, and be liable for any deficiency between the net proceeds received from the third party and $51,850; or (iii) pay BNPPLC a supplemental payment of $51,850, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNPPLC during the ensuing two-year period.

As of October 24, 2008, we have commitments relating to financing and operating leasing arrangements with BNPPLC for three buildings of approximately 374,274 square feet located in Sunnyvale, California, costing up to $101,050. These arrangements require us to pay minimum lease payments, which may vary based on LIBOR plus a spread or a fixed rate (4.57% for the first building, 3.97% and 3.99%, respectively, for the last two buildings at October 24, 2008). We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC for $101,050; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least $85,893, and be liable for any deficiency between the net proceeds received from the third party and $85,893; or (iii) pay BNPPLC a supplemental payment of $85,893, in which event we may recoup some or all of such payment by arranging for the sale of the buildings by BNPPLC during the ensuing two-year period.

All leases require us to maintain specified financial covenants with which we were in compliance as of October 24, 2008. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short-Term Investments.

On December 1, 2008, we terminated the synthetic lease upon which we were scheduled to begin making lease payments in January 2010. See Note 16 Subsequent Event.

Warranty Reserve

We provide customers a warranty on hardware with terms ranging from one to three years. Estimated future warranty costs are expensed as a cost of product revenues when revenue is recognized, based on estimates of the costs that may be incurred under our warranty obligations including material and labor costs. Our accrued liability for estimated future warranty costs is included in other accrued liabilities and other long-term obligations on the accompanying Condensed Consolidated Balance Sheets. Factors that affect our warranty liability include the number of installed units, estimated material costs, and estimated labor costs. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary. Changes in product warranty liability were as follows:

Warranty Reserve

Beginning balance at April 25, 2008	$42,815
Liabilities accrued for warranties issued during the period	5,506
Warranty reserve utilized during the period	(6,486)
Adjustment to pre-existing warranties during the period	94

Ending balance at July 25, 2008	$41,929
Liabilities accrued for warranties issued during the period	6,725
Warranty reserve utilized during the period	(6,495)
Adjustment to pre-existing warranties during the period	2,770

Ending balance at October 24, 2008	$44,929

Foreign Exchange Contracts

As of October 24, 2008, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $339,967. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonrecourse Leases

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company are received. As of October 24, 2008, and April 25, 2008, the maximum recourse exposure under such leases totaled approximately $21,364 and $24,842, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced material losses under our lease financing programs.

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

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We have been advised by the Department of Justice that they believe the Company could be liable for overcharges in the amount of up to $131.2 million in that the Company failed to comply with the price reduction clause in certain of its contracts with the government. We disagree with the government’s claim, are cooperating with the investigation and have met with the government to discuss our position on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation and negotiations with the government are still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of October 24, 2008.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. We are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of October 24, 2008.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

We adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”) at the beginning fiscal 2008. As of the end of the second quarter of fiscal 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FIN No. 48 at the end of our fiscal year 2008.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation with respect to those companies.

On September 30, 2008, California enacted Assembly Bill 1452, which (among other provisions) suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011; and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. We do not expect any material impact to our effective tax rate or tax provision as the result of this law change.

On October 3, 2008, the “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007, and before January 1, 2010. In the second quarter of fiscal year 2009, we recorded a discrete tax benefit of $3,501 resulting in a 6.7 point and 3.6 point reduction to our effective tax rates for the three and six-month periods ended October 24, 2008, respectively, for the impact of the retroactive extension of the federal research credit to April 2008.

During the first six months of fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years. While the outcome of the issues and adjustments raised in these Notices of Proposed Adjustments are uncertain at this time, our management believes that we have made adequate provisions in the accompanying Condensed Consolidated Financial Statements for any adjustments that may be ultimately determined with respect to these returns. We believe, based upon information currently known to us, that the final resolution of any of our audits will not have a significant impact upon our consolidated financial position and the results of operations and cash flows. In addition, we believe that we will not have a significant increase or decrease in the amount of unrecognized tax benefits related to this matter.

15.	Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 “Fair Value Measurements”, which we adopted as of July 26, 2008, in situations where the market is not active. We have considered the guidance provided by FSP No. 157-3 in our determination of estimated fair values as of October 24, 2008, and the impact was not material.

In September 2008, the FASB issued FSP No. SFAS 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP SFAS 133-1 and FIN 45-4.) FSP SFAS 133-1 and FIN 45-4 amend FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarify the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The effective date for disclosures required by Statement No. 161 is our fourth quarter of fiscal 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This standard will be effective beginning November 15, 2008. We do not expect the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion”. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital (the equity component). The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required. Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. We are currently evaluating the impact FSP APB 14-1 will have on our results of operations and our financial position.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.

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

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 161 also requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. This statement is effective for our fourth quarter of fiscal 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP No. 157-1), and FSP No. 157-2, “Effective Date of FASB Statement 157” (FSP No. 157-2). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. We are currently evaluating the impact that these provisions of SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

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

16.	Subsequent Events

In light of the current economic environment and our focus on managing expenses, on December 1, 2008, we terminated the existing synthetic lease agreements dated February 1, 2008 (as amended as of April 9, 2008) with BNPPLC relating to a building (Building 9) located in Sunnyvale, California. On December 1, 2008, we repaid $8,080 of the outstanding balance drawn under the construction allowance. No early termination penalties were incurred.

As a result of this termination, our future real estate lease payments as disclosed in our contractual obligations table (see Note 13) will be reduced by a total of $52,793 for the 5-year lease period beginning January 2010 through January 2015.

As of October 24, 2008, we have an investment in the Primary Fund, with a par value of $607,272 and an estimated fair value of $597,974, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. On October 31, 2008, we received $308,123 as an initial distribution from the Primary Fund and such proceeds have been invested in unrelated money market funds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	product introductions, development, enhancements and acceptance;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements;

•	the impact of completed acquisitions;

•	our anticipated tax rate;

•	the continuation of our stock repurchase program;

•	industry trends or trend analyses;

•	the conversion, maturation or repurchase of the Notes; and

•	recent market instability.

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

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to maintain or increase backlog and increase revenue;

•	our ability to successfully execute on our strategy to invest in additional sales personnel and our global brand awareness campaign in order to increase our customer base, market share and revenue;

•	our ability to successfully introduce new products;

•	our ability to capitalize on changes in market demand;

•	acceptance of, and demand for, our products;

•	demand for our global service and support and professional services;

•	our ability to identify and respond to significant market trends and emerging standards;

•	our ability to realize our financial objectives through management of our investment in people, process, and systems;

•	our ability to maintain our supplier and contract manufacturer relationships;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to expand direct and indirect sales and global service and support;

•	the general economic environment and the growth of the storage markets and, in particular, the dramatic adverse events in the global financial markets (including the credit markets);

•	our ability to sustain and/or improve our cash and overall financial position;

•	our ability to finance construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation and government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 54.

Second Quarter Fiscal 2009 Overview

Revenues for the three-month period ended October 24, 2008 were $911.6 million, up 15.1% from $792.2 million in the three-month period ended October 26, 2007. Revenues for the six-month period ended October 24, 2008 were $1,780.4 million, up 20.2% from $1,481.4 million in the six-month period ended October 26, 2007. We continued to grow revenue in the second quarter despite a more challenging economic and spending environment. Revenue growth was attributable to increased product revenue with an expanded portfolio of new products and solutions worldwide, increased software entitlements and maintenance revenues, and increased service revenues, partially offset by reduced revenue from our older generation products.

During the second quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $23.2 million on our investment portfolio which included $21.1 million of investments that had direct and indirect exposure to Lehman Brothers Holdings Inc. (“Lehman Brothers”) securities, and a $2.1 million other-than-temporary decline in the value of our auction rate securities.

We believe that our strategy and our ability to innovate and execute should enable us to remain competitive and continue to gain market share. However, given the current economic uncertainty, we have heightened our focus on managing expenses in order to return to our targeted operating profit margin model as quickly as reasonably possible. Actions we are taking include curtailing headcount growth, reducing capital purchases and reducing discretionary spending such as travel and entertainment expenses.

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

We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements, and we discuss our critical accounting policies and estimates in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended April 25, 2008. There have been no material changes to the critical accounting policies and estimates as filed in our Annual Report on Form 10-K for the year ended April 25, 2008, which was filed with the SEC on June 24, 2008, except for changes in accounting estimates relating to Fair Value Measurements and Accounting for Income Taxes.

Fair Value Measurements

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

The fair value hierarchy is broken down into the three input levels summarized below:

•	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities, and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasury notes and trading securities with quoted prices on active markets.

•	Level 2 — Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are municipal bonds, U.S. government agency bonds, corporate bonds, corporate securities, certificates of deposit, and over-the-counter derivatives.

•	Level 3 — Valuations based on unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. Examples of assets and liabilities utilizing Level 3 inputs are cost method investments, auction rate securities, and the Primary Fund.

We measure our available-for-sale securities at fair value on a recurring basis. Available-for-sale securities include U.S. treasury securities, U.S. government agency bonds, municipal bonds, corporate bonds, corporate securities, auction rate securities, money market funds and certificates of deposit. Where possible, we utilize quoted market prices to measure and such items are classified as Level 1 in the hierarchy. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Such assets are classified as Level 2 or Level 3 in the hierarchy. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

We evaluate our investments for other-than-temporary impairment in accordance with guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and related guidance. We consider and review factors such as the length of time and extent to which fair value has been below cost basis, the significance of the loss incurred, the financial condition and credit rating of the issuer and insurance guarantor, the length of time the investments have been illiquid, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.

We are also exposed to market risk relating to our available-for-sale investments due to uncertainties in the credit and capital markets. During the second quarter of fiscal 2009, we recorded other-than-temporary impairment charges of $21.1 million related to investments that had direct and indirect exposure to Lehman Brothers securities, as well as an other-than-temporary charge of $2.1 million in the value of our auction rate securities.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $28.6 million for both of the quarters ended October 24, 2008 and April 25, 2008 on certain of our deferred tax assets. In accordance with the reporting requirements under SFAS 123R, footnote 82, we do not include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to the exercise of employee stock options should not be realized until they result in a reduction of taxes payable. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowances excluded under footnote 82 of SFAS 123R are $208.4 million and $245.1 million as of October 24, 2008 and April 25, 2008, respectively.

We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. In recent years, some other companies have had their foreign IP arrangements challenged as part of an examination. During the first six months of fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years. While the final resolution of the issues raised in these Notices of Proposed Adjustments are uncertain, our management believes, based upon information currently known to us, that any of the audits currently pending will not have a significant impact upon our consolidated financial position and the results of operations and cash flows. In addition, we believe that we will not have a significant increase or decrease in the amount of unrecognized tax benefits related to this matter. However, if upon the conclusion of these audits the ultimate determination of our taxes owed resulting from the current IRS audit or in any of the other tax jurisdictions is an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

Pursuant to FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions based on the estimates of our uncertain tax positions based upon several factors including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we will adjust the liability and effect a related change in our tax provision during the period in which we make such determination. As of the end of the second quarter of fiscal 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FIN No. 48 as of the end of our fiscal year 2008.

Recent Accounting Standards

See Note 15 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Revenues:
Product	62.5%	68.3%	62.8%	67.8%
Software entitlements and maintenance	16.8	14.8	16.7	15.2
Service	20.7	16.9	20.5	17.0

	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of product	28.6	28.3	28.7	28.1
Cost of software entitlements and maintenance	0.2	0.2	0.2	0.3
Cost of service	11.3	10.4	11.4	10.8

Gross Margin	59.9	61.1	59.7	60.8

Operating Expenses:
Sales and marketing	33.3	32.2	34.1	33.7
Research and development	13.8	13.8	14.1	14.5
General and administrative	5.6	5.0	5.6	5.5

Total Operating Expenses	52.7	51.0	53.8	53.7

Income from Operations	7.2	10.1	5.9	7.1
Other Income (Expenses), Net:
Interest income	2.0	2.1	1.8	2.3
Interest expense	(0.8)	(0.2)	(0.7)	(0.2)
Gain (loss) on investments, net	(2.5)	1.7	(1.4)	0.9
Other income (expenses), net	(0.1)	—	(0.1)	0.1

Total Other Income (Expenses), Net	(1.4)	3.6	(0.4)	3.1

Income Before Income Taxes	5.8	13.7	5.5	10.2
Provision for Income Taxes	0.4	3.1	0.6	2.2

Net Income	5.4%	10.6%	4.9%	8.0%

Discussion and Analysis of Results of Operations

Total Revenues — Our total net revenues for the three and six-month periods ended October 24, 2008 and October 26, 2007 were as follows:

	Three Months Ended
	October 24,	October 26,
	2008	2007	% Change
	(In millions)

Total revenue	$911.6	$792.2	15.1%

	Six Months Ended
	October 24,	October 26,
	2008	2007	% Change
	(In millions)

Total revenue	$1,780.4	$1,481.4	20.2%

Our revenue growth for the three and six-month periods ended October 24, 2008 was attributable to increased product revenues, software entitlements and maintenance revenues, and service revenues, and was partially offset by reduced revenue from older generation products. Sales through our indirect channels represented 67.5% and 62.4% of total revenues for the three-month periods ended October 24, 2008 and October 26, 2007, respectively. Sales through our indirect channels represented 64.3% and 62.0% of total revenues for the six-month periods ended October 24, 2008 and October 26, 2007, respectively. We also experienced increased volumes from channel partners such as IBM, Arrow and Avnet during the first three and six months of fiscal 2009. During both the three and six-month periods ended October 24, 2008, two U.S. distributors accounted for approximately 11% and 10% of our revenues. No customers accounted for ten percent of our revenues during the three and six-month periods ended October 26, 2007.

Product Revenues

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Product revenues	$570.4	62.5%	$541.4	68.3%	5.4%

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Product revenues	$1,118.3	62.8%	$1,004.7	67.8%	11.3%

Product revenues increased by $29.0 million in the three-month period ended October 24, 2008, as compared to the same period a year ago. This increase was due to a $86.8 million increase attributed to unit volume, offset by a $57.8 million decrease attributed to price and product configuration mix.

Revenues from our expanded portfolio of new products (products we began shipping in the last twelve months) increased $176.2 million, while revenues from our existing products rose $111.0 million. Increased revenues from new products included the recent product introductions in our FAS 6000 series high-end enterprise storage systems and the midrange FAS 3100 series systems. Increased revenues from existing products were primarily from our entry level FAS 2000 series.

These increases were partially offset by a $258.2 million decrease in shipments of our older generation products (older or end-of-life products with declining year over year revenue as well as products we no longer ship), including older generation FAS 3000 and FAS 6000 systems as well as our FAS 200 systems.

Product revenues increased by $113.6 million in the six-month period ended October 24, 2008, as compared to the same period a year ago. This increase was due to a $242.5 million increase attributed to unit volume, offset by a $128.9 million decrease attributed to price and product configuration mix.

Revenues from our expanded portfolio of new products increased $293.7 million, while revenues from our existing products rose $214.3 million. Increased revenues from new products included the recent product introductions in our FAS 6000 series high-end enterprise storage systems and the midrange FAS 3100 series systems. Increased revenues from existing products were primarily from our entry level FAS 2000 series systems.

These increases were partially offset by a $394.4 million decrease in shipments of our older generation products, including older generation FAS 3000 and FAS 6000 systems as well as our FAS 200 systems.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This wide variation in customer configurations can significantly impact revenue, cost of revenue, and gross margin performance. Price changes, volumes, and product model mix can also impact revenue, cost of revenue and gross margin performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year, and we pass along those price decreases to our customers while working to maintain relatively constant margins on our disk drives. While price per petabyte continues to decline, system performance and increased capacity have an offsetting impact on product revenue.

Software Entitlements and Maintenance Revenues

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Software entitlements and maintenance revenues	$152.7	16.8%	$117.1	14.8%	30.4%

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Software entitlements and maintenance revenues	$297.1	16.7%	$225.1	15.2%	32.0%

The year over year increase in software entitlements and maintenance revenues was due to a larger installed base of customers that have purchased or renewed software entitlements and maintenance, as well as upgrades from new and existing customers.

Service Revenues — Service revenues include professional services, service maintenance and educational and training services.

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Service revenues	$188.5	20.7%	$133.7	16.9%	41.0%

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Service revenues	$365.0	20.5%	$251.6	17.0%	45.0%

Professional service revenues increased by 39.8% and 45.6% for the three and six-month periods ended October 24, 2008, respectively, compared to the same periods a year ago. The increases were due to higher customer demand for our professional services in connection with the integration of our new solutions into customer’s IT environments. Service maintenance revenues increased by 39.2% and 43.4% for the three and six-month periods ended October 24, 2008, respectively, compared to the same periods a year ago. The increases were due to an installed base which has grown over time as a result of new customer support contracts and renewals from existing customers.

Total International Revenues

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Europe, Middle East and Africa	$293.6	32.2%	$237.7	30.0%	23.5%
Asia Pacific, Australia	98.1	10.8%	94.3	11.9%	4.0%

Total international revenues	$391.7	43.0%	$332.0	41.9%	18.0%
United States	519.9	57.0%	460.2	58.1%	13.0%

Total revenues	$911.6		$792.2

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Europe, Middle East and Africa	$571.2	32.1%	$456.2	30.8%	25.2%
Asia Pacific, Australia	206.0	11.6%	181.8	12.3%	13.3%

Total international revenues	$777.2	43.7%	$638.0	43.1%	21.8%
United States	1,003.2	56.3%	843.4	56.9%	18.9%

Total revenues	$1,780.4		$1,481.4

The year over year increases in each geography were the result of the product, software entitlement and maintenance, and service revenue factors outlined above.

Product Gross Margin

	Three Months Ended
		% of		% of
	October 24,	Product	October 26,	Product
	2008	Revenue	2007	Revenue
	(In millions)

Product gross margin	$310.1	54.4%	$317.6	58.7%

	Six Months Ended
		% of		% of
	October 24,	Product	October 26,	Product
	2008	Revenue	2007	Revenue
	(In millions)

Product gross margin	$608.2	54.4%	$588.4	58.6%

The reduction in product gross margin (as a percentage of product revenue) for the three and six-month periods ended October 24, 2008 was impacted by rebates and channel initiatives, lower software content and pricing associated with the new entry-level products, reduced revenue from our older generation products and increased warranty costs, partially offset by increased revenue from add-on software. We expect future product gross margin may continue to be impacted by a variety of factors including selective price reductions and discounts, increased indirect channel sales, higher software revenue mix and the margin profile of new products.

Stock-based compensation expense included in cost of product revenues was $0.6 million and $1.6 million for the three and six-month periods ended October 24, 2008, respectively, compared to $0.8 million and $1.7 million for the three and six-month periods ended October 26, 2007. Amortization of existing technology included in cost of product revenues was $6.7 million and $13.5 million for the three and six-month periods ended October 24, 2008, respectively, and $5.3 million and $10.6 million for the three and six-month periods ended October 26, 2007, respectively. Estimated future amortization of existing technology to cost of product revenues will be $12.8 million for the remainder of fiscal 2009, $21.8 million for fiscal year 2010, $12.2 million for fiscal year 2011, $5.9 million for fiscal year 2012, and $4.4 million for fiscal year 2013.

Software Entitlements and Maintenance Gross Margin

	Three Months Ended
		% of Software		% of Software
		Entitlements and		Entitlements and
	October 24,	Maintenance	October 26,	Maintenance
	2008	Revenue	2007	Revenue
	(In millions)

Software entitlements and maintenance gross margin	$150.5	98.5%	$115.2	98.4%

	Six Months Ended
		% of Software		% of Software
		Entitlements and		Entitlements and
	October 24,	Maintenance	October 26,	Maintenance
	2008	Revenue	2007	Revenue
	(In millions)

Software entitlements and maintenance gross margin	$292.7	98.5%	$221.1	98.2%

The software entitlements and maintenance gross margin (as a percentage of software entitlements and maintenance revenue) for the three and six-month periods ended October 24, 2008 remained relatively flat compared to the same periods a year ago as there were no significant changes in the margin profile of software entitlements and maintenance.

Service Gross Margin

	Three Months Ended
		% of		% of
	October 24,	Service	October 26,	Service
	2008	Revenue	2007	Revenue
	(In millions)

Service gross margin	$85.6	45.4%	$51.2	38.3%

	Six Months Ended
		% of		% of
	October 24,	Service	October 26,	Service
	2008	Revenue	2007	Revenue
	(In millions)

Service gross margin	$161.9	44.4%	$91.7	36.4%

The improvement in service gross margins (as a percentage of service revenue) for the three and six-month periods ended October 24, 2008 were primarily due to increased service revenue volume and improved productivity. The increases in service revenue were partially due to increased global support contracts and expanded professional services solutions reflecting an increasing enterprise penetration. These increases were partially offset by increased service infrastructure spending to support our customers, which included additional professional support engineers, increased support center activities and global service partnership programs. Stock-based compensation expense of $2.4 million and $5.5 million was included in the cost of service revenue for the three and six-month periods ended October 24, 2008, respectively, compared to $2.6 million and $5.3 million for the three and six-month periods ended October 26, 2007.

Service gross margins are also typically impacted by factors such as the size and timing of support service initiations and renewals and incremental investments in our customer support infrastructure.

Sales and Marketing — Sales and marketing expense consists primarily of salaries and related benefits, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expense for the three and six-month periods ended October 24, 2008 and October 26, 2007 was as follows:

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Sales and marketing	$304.0	33.3%	$255.4	32.2%	19.1%

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Sales and marketing	$607.2	34.1%	$500.0	33.7%	21.4%

The increase in sales and marketing expense for the three-month period ended October 24, 2008 was primarily due to a $25.1 million increase in salaries and related benefits due to higher headcount, a $14.0 million increase in travel, facilities and IT expenses resulting from headcount growth, a $6.4 million increase in outside services and brand advertising expenses, and a $3.9 million charge associated with the cancellation of our NetApp Accelerate user conference.

The increase in sales and marketing expense for the six-month period ended October 24, 2008 compared to the same period a year ago was primarily due to a $61.6 million increase in salaries and related benefits due to higher headcount and an increase in commissions resulting from higher revenue, a $28.2 million increase in travel, facilities and IT expenses resulting from headcount growth, a $16.7 million increase in outside services and brand advertising expenses, and a $3.9 million charge associated with the cancellation of our NetApp Accelerate user conference.

Stock compensation expense included in sales and marketing expense for the three and six-month periods ended October 24, 2008 was $12.8 million and $29.2 million, respectively, compared to stock compensation expense of $17.1 million and $34.6 million for the three and six-month periods ended October 26, 2007, respectively. Amortization of trademarks/trade names and customer contracts/relationships included in sales and marketing expense was $1.3 million and $2.5 million for the three and six-month periods ended October 24, 2008, respectively, and was $1.0 million and $1.9 million for the three and six-month periods ended October 26, 2007, respectively. Based on identified intangibles related to our acquisitions recorded at October 24, 2008, estimated future amortization of trademarks and customer relationships included in sales and marketing expense will be $2.4 million for the remainder of fiscal 2009, $4.8 million for fiscal 2010, $3.8 million for fiscal 2011, $2.6 million for fiscal 2012, $1.4 million for fiscal 2013 and $1.3 million thereafter.

Research and Development — Research and development expense consists primarily of salaries and related benefits, stock-based compensation, prototype expenses, engineering charges, consulting fees, and amortization of capitalized patents. Research and development expense for the three and six-month periods ended October 24, 2008 and October 26, 2007 was as follows:

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Research and development	$125.5	13.8%	$109.0	13.8%	15.2%

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Research and development	$250.8	14.1%	$215.5	14.5%	16.4%

The increase in research and development expense for the three-month period ended October 24, 2008 was primarily due to an $8.8 million increase in salaries and related benefits resulting from higher headcount, a $4.0 million increase in facilities and IT expenses resulting from headcount growth, and a $1.8 million increase in depreciation due to higher capital expenditures.

The increase in research and development expense for the six-month period ended October 24, 2008 was primarily due to a $23.7 million increase in salaries and related benefits resulting from higher headcount, a $7.4 million increase in facilities and IT expenses resulting from headcount growth, and a $3.8 million increase in depreciation due to higher capital expenditures. For the second quarter and first six months of fiscal 2009 and fiscal 2008, no software development costs were capitalized.

Stock compensation expense included in research and development expense for the three and six-month periods ended October 24, 2008 was $7.5 million and $17.7 million, respectively, and $12.3 million and $25.5 million in the three and six-month periods ended October 26, 2007, respectively. Also included in research and development expense is capitalized patents amortization which were insignificant for all periods presented.

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

General and Administrative — General and administrative expense consists primarily of salaries and related benefits for corporate executives, finance and administrative personnel, facilities, recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities-related expenses. General and administrative expense for the three and six-month periods ended October 24, 2008 and October 26, 2007 was as follows:

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

General and administrative	$51.0	5.6%	$39.5	5.0%	29.1%

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

General and administrative	$100.5	5.6%	$81.0	5.5%	24.1%

The increase in general and administrative expense for the three-month period ended October 24, 2008 was primarily due to a $6.0 million increase in professional and legal fees for general corporate matters, a $2.3 million increase in salaries and related benefits resulting from higher headcount, and a $1.7 million increase in outside services.

The increase in general and administrative expense for the six-month period ended October 24, 2008 was primarily due to a $8.6 million increase in professional and legal fees for general corporate matters, a $7.3 million increase in salaries and related benefits resulting from higher headcount, and a $2.5 million increase in outside services. Stock compensation expense included in general and administrative expense for the three and six-month periods ended October 24, 2008 was $4.4 million and $10.3 million, respectively, compared to $5.5 million and $11.7 million for the three and six-month periods ended October 26, 2007, respectively.

Restructuring Charges — As of October 24, 2008, we have $1.6 million in facilities restructuring reserves related to future lease commitments on exited facilities, net of expected sublease income. We reevaluate our estimates and assumptions periodically and make adjustments as necessary based on the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates.

The following table summarizes the activity related to the facilities restructuring reserves, net of expected sublease terms (in millions), as of October 24, 2008:

Facilities
Restructuring
Reserves
(In millions)

Reserve balance at April 25, 2008	$1.9
Cash payments	(0.1)

Reserve balance at July 25, 2008	$1.8
Cash payments	(0.2)

Reserve balance at October 24, 2008	$1.6

Of the reserve balance at October 24, 2008, $0.7 million was included in other accrued liabilities, and the remaining $0.9 million was classified as other long-term obligations. The balance of the reserve is expected to be paid by fiscal 2011.

Interest Income — Interest income for the three and six-month periods ended October 24, 2008 and October 26, 2007 was as follows:

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Interest income	$17.6	2.0%	$16.3	2.1%	8.1%

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Interest income	$33.1	1.8%	$33.3	2.3%	(0.7)%

The increase in interest income for the three-month period ended October 24, 2008 was due to higher cash and cash equivalents and investment balances, partially offset by lower average interest rates. The slight decrease in interest income for the six-month period ended October 24, 2008 was primarily due to a lower average interest rate recorded in first six months of fiscal 2009. We expect that period-to-period changes in interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, cash generated by operations, timing of our stock repurchases, capital expenditures, and payments of our contractual obligations.

Interest Expense — Interest expense for the three and six-month periods ended October 24, 2008 and October 26, 2007 was as follows:

	Three Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Interest expense	$(7.5)	(0.8)%	$(1.4)	(0.2)%	434.9%

	Six Months Ended
	October 24,	% of	October 26,	% of
	2008	Revenue	2007	Revenue	% Change
	(In millions)

Interest expense	$(12.1)	(0.7)%	$(2.5)	(0.2)%	386.2%

The increase in interest expense for the three and six-month periods ended October 24, 2008 was primarily due to interest expense and amortization of debt issuance costs on the Notes, as well as interest expense related to the outstanding balance on the Secured Credit Agreement (see Note 5). We expect period-to-period changes in interest expense to fluctuate based on market interest rate volatility and amounts due under various debt agreements.

Net Gain (Loss) on Investments — During the three-month period ended October 24, 2008, net gain (loss) on investments included a gain of $0.6 million for our investments in privately-held companies, an other-than-temporary impairment charge of $21.1 million on our available-for-sale investments related to direct and indirect investments in Lehman Brothers securities and an other-than- temporary decline of $2.1 million in the value of our auction rate securities. During the first six months of fiscal 2009, net loss on investments included a net write-down of $2.0 million for our investments in privately-held companies, an other-than-temporary impairment charge of $21.1 million on our available-for-sale investments related to direct and indirect investments in Lehman Brothers securities and an other-than-temporary impairment of $2.1 million due to a decline in the value of our auction rate securities. Net gain (loss) on investments included a gain of $13.6 million related to the sale of shares of Blue Coat common stock for the three and six-month periods ended October 26, 2007.

Other Income (Expense), Net — Other income (expense), net, consists of primarily net exchange losses and gains from foreign currency transactions and related hedging activities. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision for Income Taxes — For the three and six-month periods ended October 24, 2008, we applied to pretax income an effective tax rate before discrete reporting items of 13.7% and 15.4%, respectively. For the three and six-month periods ended October 26, 2007, we applied to pretax income an effective tax rate before discrete reporting items of 18.3% and 18.2%, respectively. After taking into account the tax effect of discrete items reported, the effective tax rates for the three and six-month periods ended October 24, 2008 were 6.5% and 11.0%, respectively. The discrete items for the three and six-month periods ended October 24, 2008 reflect tax benefits related to the prior periods resulting from the extension of the federal research tax credit under the aforementioned Emergency Economic Stabilization Act of 2008 that was signed into law on October 3, 2008. After taking into account the tax effect of discrete items, effective tax rates for the three and six-month periods ended October 26, 2007 were 23.1% and 21.4%, respectively.

The decrease in the effective tax rate for fiscal 2009 is primarily attributable to a relative decrease in the tax impact of nondeductible stock compensation under SFAS No. 123R, brought about in part by our decision to cease the granting of incentive stock options. Since we have replaced the granting of incentive stock options with the granting of nonqualified stock options, this gives rise to the recognition of more deferred tax assets as SFAS No. 123R expense occurs.

Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated income, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

Liquidity and Capital Resources

The following sections discuss sources and uses of cash flow on our liquidity and capital resources, the effects of changes in our balance sheet and cash flows, contractual obligations, other commercial commitments, and our stock repurchase program.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity are cash from operations, cash and cash equivalents, short-term investments, as well as our outstanding senior convertible notes and revolving credit facilities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, finance working capital, service our debt and repurchase our common stock. Key factors affecting our cash flows include changes in our profitability as well as our ability to effectively manage our working capital, in particular, accounts receivable and inventories. Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, cash generated from operations, and credit facilities will satisfy our working capital needs, capital expenditures, stock repurchases, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. However, in light of recent adverse events in global financial and economic conditions (including in the credit markets), we cannot be certain that additional financing will be available on satisfactory terms, if at all.

We are exposed to market risk relating to our investments portfolio due to uncertainties in the credit and capital markets. In the second quarter of fiscal 2009, we recorded an other-than-temporary impairment charge to earnings of $23.2 million related to our direct and indirect investments in Lehman Brothers securities and auction rate securities. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. We intend and have the ability to hold these investments until the market recovers. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional charges to earnings in future quarters.

Capital Expenditure Requirements

During the second quarter of fiscal year 2009, we decided to curtail our headcount growth and reduce our capital expenditures in response to recent economic conditions. We expect to fund our capital expenditures, including our commitments related to facilities and equipment operating leases over the next few years through cash from operations and existing cash, cash equivalents and investments. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in the network storage industry, economic conditions and market competition. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years, and that additional space will be available as needed.

Balance Sheet and Operating Cash Flows

As of October 24, 2008, as compared to April 25, 2008, our cash, cash equivalents, and short-term investments increased by $1,134.1 million to $2,298.5 million due primarily to proceeds from the $1.265 billion Notes and proceeds from warrants of $163.1 million, partially offset by stock repurchases of $400.0 million, Note Hedge purchases of $254.9 million, and Note issuance costs of $26.6 million. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $995.6 million to $1,648.9 million as of October 24, 2008, compared to $653.3 million as of April 25, 2008.

During the six-month period ended October 24, 2008, we generated cash flows from operating activities of $457.6 million, compared with $428.6 million in the same period a year ago. We recorded net income of $86.9 million for the six-month period ended October 24, 2008, compared to $118.1 million for the same period a year ago. A summary of the significant changes in noncash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

•	Stock-based compensation expense was $64.2 million and $78.8 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively. The decrease in stock-based compensation was a result of a periodic review of our Black-Scholes assumption and our declining stock price.

•	Depreciation expense was $69.1 million and $55.0 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively. The increase was due to continued capital expansion to meet our business growth.

•	Amortization of intangibles and patents was $16.4 million and $13.7 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively. The increase was due to an increase in intangibles related to the Onaro acquisition.

•	An other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and an other-than-temporary impairment charge of $2.1 million related to a decline in the value of our auction rate securities in the six-months period ended October 24, 2008.

•	Net loss of $2.0 million on our investments in privately-held companies in the six-month period ended October 24, 2008, compared to gain on sale of Blue Coat common shares of $13.6 million in the six-month period ended October 26, 2007.

•	An increase in net deferred tax assets of $40.8 million in the six-month period ended October 24, 2008 was due to increases in book versus tax differences associated with increases in deferred revenue, stock compensation tax benefits, other-than-temporary impairment charges, and the original issue discount relative to the Note Hedges. The increase in net deferred tax assets of $40.4 million in the six-month period ended October 26, 2007, was related to increases in book versus tax differences associated with increases in deferred revenue and stock compensation tax benefits.

•	Decreases in accounts receivable of $211.2 million and $122.6 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively, were due to shipment linearity and improved collections.

•	An increase in deferred revenues of $88.1 million and $112.4 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively, was primarily due to increased service sales and software entitlements and maintenance revenues.

•	Decreases in accounts payable of $16.3 million and $40.2 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively, were due to timing of payment activities.

•	Decreases in accrued compensation and related benefits by $30.8 million and $29.9 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively were due to timing of commission and performance-based payroll expenses.

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

Cash Flows from Investing Activities

Capital expenditures for the six-month period ended October 24, 2008, were $104.0 million compared to $71.2 million for the same period a year ago. We used $220.3 million of cash and received net proceeds of $187.6 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively, for net purchases and redemptions of short-term investments and restricted investments. During the second quarter of fiscal 2009, we also reclassified $598.0 million of cash equivalents to short-term investments relating to the Primary Fund. Investing activities in the six-month periods ended October 24, 2008 and October 26, 2007 also included new investments in privately-held companies of $0.3 million and $4.0 million, respectively. In the six-month period ended October 24, 2008, we received proceeds of $1.1 million from sale of nonmarketable securities. In the six-month period ended October 26, 2007, we received $18.3 million from the sale of shares of Blue Coat common stock.

Cash Flows from Financing Activities

We received $716.6 million in the six-month period ended October 24, 2008 and used $411.1 million in the six-month periods ended October 26, 2007 from financing activities. During the six-month periods ended October 24, 2008 and October 26, 2007, we made repayments of $107.3 million for our Secured Credit Agreement and $37.3 million for a term loan, respectively. We repurchased 17.0 million and 24.1 million shares of common stock for a total of $400.0 million and $700.0 million during the six-month periods ended October 24, 2008 and October 26, 2007, respectively. Sales of common stock related to employee stock option exercises and employee stock purchases provided $45.6 million and $66.1 million in the six-month periods ended October 24, 2008 and October 26, 2007, respectively. Tax benefits of $34.3 million and $15.6 million for the six-month periods ended October 24, 2008 and October 26, 2007, respectively, were related to tax deductions in excess of the stock-based compensation expense recognized. During the six-month periods ended October 24, 2008 and October 26, 2007, we withheld shares with an aggregate value of $2.6 million and $5.2 million, respectively, in connection with the vesting of certain employees’ restricted stock for purposes of satisfying those employees’ federal, state, and local withholding tax obligations. In addition, during the first six months of fiscal 2009, we issued $1.265 billion of convertible notes and paid financing costs of $26.6 million. We also received proceeds of $163.1 million for sale of common stock warrants, and paid $254.9 million for purchase of Note Hedges.

Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs will vary. Income tax benefits associated with dispositions of employee stock transactions have historically been another significant source of our liquidity. If stock option exercise patterns change, we may receive less cash from stock option exercises and may not receive the same level of tax benefits in the future, which could cause our cash payments for income taxes to increase. In addition, if our stock price declines, we may receive less tax benefits, which could also cause our income tax payments to increase.

Stock Repurchase Program

At October 24, 2008, $1,096.3 million remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes and Credit Facilities

In June 2008, we issued $1.265 billion of 1.75% Convertible Senior Notes due 2013 and concurrently entered into Note Hedges and separate warrant transactions. See Note 5, “Convertible Notes and Credit Facilities” of the Condensed Consolidated Financial Statements. The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of October 24, 2008, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants.

As of October 24, 2008, we have $65.3 million outstanding under the Secured Credit Agreement. The obligations under the Secured Credit Agreement are collateralized by certain investments with a value totaling $130.8 million as of October 24, 2008. See Note 5, “Convertible Notes and Credit Facilities” of the Condensed Consolidated Financial Statements.

In November 2007, we entered into a $250.0 million senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP, as syndication agent, and JP Morgan, as administrative agent (see Note 5 of the Condensed Consolidated Financial Statements), and as of October 24, 2008, no amount was outstanding under this facility. However, the amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit amounted to $0.5 million as of October 24, 2008.

Contractual Obligations

The following summarizes our contractual obligations at October 24, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	2009*	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Contractual Obligations:
Office operating lease payments(1)	$13.2	$26.3	$21.7	$17.3	$14.4	$42.1	$135.0
Real estate lease payments(2)	5.1	12.9	14.4	14.4	139.1	157.7	343.6
Equipment operating lease payments(3)	10.0	16.0	9.2	2.3	1.3	—	38.8
Venture capital funding commitments(4)	0.1	0.2	0.1	—	—	—	0.4
Purchase commitments(5)	9.6	—	—	—	—	—	9.6
Capital expenditures(6)	6.8	0.4	—	—	—	—	7.2
Communications and maintenance(7)	13.9	18.7	6.1	1.2	0.2	—	40.1
Restructuring charges(8)	0.3	0.7	0.6	—	—	—	1.6
Debt(9)	0.9	1.7	1.7	1.7	66.1	—	72.1
1.75% Convertible notes(10)	10.5	22.1	22.1	22.1	22.1	1,276.1	1,375.0
Uncertain tax positions(11)	—	—	—	—	—	95.9	95.9

Total Contractual Cash Obligations	$70.4	$99.0	$75.9	$59.0	$243.2	$1,571.8	$2,119.3

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

	2009*	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Other Commercial Commitments:
Letters of credit(12)	$6.9	$1.1	$—	$0.3	$0.1	$0.3	$8.7

*	Reflects the remaining six months of fiscal 2009.

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2019. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 12 of the Condensed Consolidated Financial Statements. The amounts for the leases impacted by the restructurings are included in subparagraph (8) below. The net increase in office operating lease payments was primarily due to several domestic lease extensions during fiscal 2009.

(2)	Included in real estate lease payments pursuant to seven financing arrangements with BNP Paribas LLC (“BNPPLC”) are (i) lease commitments of $5.1 million in the remainder of fiscal 2009; $12.9 million in fiscal 2010; $14.4 million in each of the fiscal years 2011 and 2012; $11.9 million in fiscal 2013, and $9.0 million thereafter, which are based on either the LIBOR rate at October 24, 2008 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $275.8 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 13 of the Condensed Consolidated Financial Statements.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Amounts included in purchase commitments are (i) agreements to purchase components from our suppliers and/or contract manufacturers that are non-cancelable and legally binding; and (ii) commitments related to utilities contracts. Purchase commitments and other exclude (i) products and services we expect to consume in the ordinary course of business in the next 12 months; (ii) orders that represent an authorization to purchase rather than a binding agreement; (iii) orders that are cancelable without penalty and costs that are not reasonably estimable at this time.

(6)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be recorded as property and equipment.

(7)	Communication and maintenance represent payments we are required to make based on a minimum volume under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in September 2012.

(8)	These amounts are included on our Condensed Consolidated Balance Sheets under Long-term Obligations and Other Accrued Liabilities, and are comprised of committed lease payments and operating expenses net of committed and estimated sublease income.

(9)	Included in these amounts is the $65.3 million outstanding under the Secured Credit Agreement (see Note 5 to the Condensed Consolidated Financial Statements). Estimated interest payments for the Secured Credit Agreement are $6.7 million for fiscal 2009 through fiscal 2013.

(10)	Included in these amounts is the $1.265 billion 1.75% Notes due 2013 (see Note 5 to the Condensed Consolidated Financial Statements). Estimated interest payments for the Notes are $110.0 million for fiscal 2009 through fiscal 2014.

(11)	As discussed in Note 14 to the Condensed Consolidated Financial Statements, we have adopted the provisions of FIN No. 48. At October 24, 2008, our FIN No. 48 liability was $95.9 million.

(12)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees.

As of October 24, 2008, we have commitments relating to three financing, construction and leasing arrangements with BNPPLC for office space and a parking structure to be located on land in Sunnyvale, California, that we currently own. These arrangements require us to lease our land to BNPPLC for a period of 99 years and to construct approximately 569,697 square feet of office space costing up to $162.5 million. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate (4.57% for two leases and 3.99% for the third lease, respectively, at October 24, 2008) on the cost of the facilities. We began to make lease payments on the first building in January 2008 and expect to begin making lease payments on the second and third buildings in January 2009 and January 2010, respectively, each for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC for $48.5 million, $65.0 million, and $49.0 million, respectively; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least $41.2 million, $55.3 million, and $41.6 million, respectively, and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments of $41.2 million, $55.3 million, and $41.6 million, respectively, in which event we may recoup some or all of such payment by arranging for a sale of either or both buildings by BNPPLC during the ensuing two-year period.

As of October 24, 2008, we have a commitment relating to a fourth financing, construction, and leasing arrangement with BNPPLC for facility space to be located on land currently owned by us in Research Triangle Park, North Carolina. This arrangement requires us to lease our land to BNPPLC for a period of 99 years to construct approximately 120,000 square feet for a data center costing up to $61.0 million. After completion of construction, we will pay minimum lease payments, which vary based on LIBOR plus a spread (4.57% at October 24, 2008) on the cost of the facility. We expect to begin making lease payments on the completed buildings in January 2009 for a term of five and a half years. We have the option to renew the lease for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease term, we must elect one of the following options: (i) purchase the building from BNPPLC for $61.0 million; (ii) if certain conditions are met, arrange for the sale of the building by BNPPLC to a third party for an amount equal to at least $51.9 million, and be liable for any deficiency between the net proceeds received from the third party and $51.9 million; or (iii) pay BNPPLC a supplemental payment of $51.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the building by BNPPLC during the ensuing two-year period.

As of October 24, 2008, we have commitments relating to financing and operating leasing arrangements with BNPPLC for three buildings of approximately 374,274 square feet located in Sunnyvale, California, costing up to $101.1 million. These arrangements require us to pay minimum lease payments, which may vary based on LIBOR plus a spread or a fixed rate (4.57% for the first building, 3.97% and 3.99%, respectively, for the last two buildings at October 24, 2008). We began to make lease payments on two buildings in December 2007 and the third building in January 2008 for terms of five years. We have the option to renew the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC for $101.1 million; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least $85.9 million, and be liable for any deficiency between the net proceeds received from the third party and $85.9 million; or (iii) pay BNPPLC a supplemental payment of $85.9 million, in which event we may recoup some or all of such payment by arranging for the sale of the buildings by BNPPLC during the ensuing two-year period.

All leases require us to maintain specified financial covenants with which we were in compliance as of October 24, 2008. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short-Term Investments.

On December 1, 2008, we terminated the synthetic lease upon which we were scheduled to begin making lease payments in January 2010. See Note 16 Subsequent Event.

Legal Contingencies

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of October 24, 2008.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We have been advised by the Department of Justice that they believe the Company could be liable for overcharges in the amount of up to $131.2 million in that the Company failed to comply with the price reduction clause in certain of its contracts with the government. We disagree with the government’s claim, are cooperating with the investigation and have met with the government to discuss our position on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation and negotiations with the government are still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of October 24, 2008.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Off-Balance Sheet Arrangements

As of October 24, 2008, our financial guarantees of $8.7 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, and foreign rent guarantees.

As of October 24, 2008, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $340.0 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to seven lease arrangements with BNPPLC for approximately 1,063,971 square feet of office space and a parking structure for our headquarters in Sunnyvale, California, and a data center in Research Triangle Park, North Carolina (as further described above under “Contractual Obligations”).

We have evaluated our accounting for these leases under the provisions of FIN No. 46R and have determined the following:

•	BNPPLC is a leasing company for BNP Paribas in the United States. BNPPLC is not a “special purpose entity” organized for the sole purpose of facilitating the leases to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent, BNP Paribas. Therefore, we are not the primary beneficiary of BNPPLC as we do not absorb the majority of BNPPLC’s expected losses or expected residual returns; and

•	BNPPLC has represented in the Closing Agreement (filed as Exhibit 10.40) that the fair value of the property leased to us by BNPPLC is less than half of the total of the fair values of all assets of BNPPLC, excluding any assets of BNPPLC held within a silo. Further, the property leased to NetApp is not held within a silo. The definition of “held within a silo” means that BNPPLC has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through nonrecourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNPPLC at risk for the repayment of such funds.

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNPPLC lease. Our future minimum lease payments and residual guarantees under these real estates leases will amount to a total of $343.6 million reported under our Note 13, “Commitments and Contingencies.”

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of October 24, 2008, we had available-for-sale investments of $1,327.3 million, which included restricted investments in connection with our Secured Credit Agreement. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, government, municipal debt securities, U.S. treasuries, certificates of deposit, Primary Fund money market and auction rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 24, 2008 would cause the fair value of these available-for-sale investments to decline by approximately $4.0 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company specific events, and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. As a result of the bankruptcy filing of Lehman Brothers, we recorded in the second quarter of fiscal 2009 an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Reserve Primary Fund, which also held Lehman Brothers investments.

We are also exposed to market risk relating to our long-term investments in auction rate securities due to uncertainties in the credit and capital markets. As of October 24, 2008, we determined there was a total decline in the fair value of our auction rate securities investments of approximately $6.7 million, of which approximately $4.6 million was deemed temporary and $2.1 million was recognized as an other-than-temporary impairment charge. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend and have the ability to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. See Note 9, “Fair Value Measurement,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at October 24, 2008.

Lease Commitments — As of October 24, 2008, we have four lease arrangements with BNPPLC for our headquarters office buildings in Sunnyvale, California and a data center in Research Triangle Park, North Carolina, that are based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have a term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rates from levels at October 24, 2008 would increase our lease payments on these four lease arrangements under the initial five-year term by approximately $4.5 million. We do not currently hedge against market interest rate increases. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant change in market interest rate.

Debt Obligation — We have an outstanding Secured Credit Agreement totaling $65.3 million as of October 24, 2008. Under the terms of this arrangement, we expect to make interest payments at LIBOR plus a spread. A hypothetical 10 percent increase in market interest rates from levels at October 24, 2008 would increase our total interest payments by approximately $0.9 million. We do not currently use derivatives to manage interest rate risk for this arrangement. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our debt in the event of a significant change in market interest rate.

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

Our Notes have fixed annual interest rates at 1.75% and therefore, we do not have significant interest rate exposure on our Notes. However, we are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $1.265 billion, excluding $24.7 million of deferred debt issuance costs and total estimated fair value of our convertible debt at October 24, 2008 was $808.0 billion. The fair value was determined based on the closing trading price per $100 of our 1.75% Notes as of the last day of trading for the second quarter of fiscal 2009, which was $63.88.

Nonmarketable Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investments. Accordingly, we could lose all or part of these investments if there is an adverse change in the market price of a company we invest in. Our investments in nonmarketable securities had a carrying amount of $8.3 million as of October 24, 2008 and $11.2 million as of April 25, 2008. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investments to their fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Income. During the second quarter and first six months of fiscal 2009, we recorded a net gain of $0.6 million and a net loss of $2.0 million, respectively, for our investments in privately-held companies.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at October 24, 2008, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts outstanding (based on trade date) on October 24, 2008 (in thousands):

		Foreign Currency	Notional Contract	Notional Fair Value
Currency	Buy/Sell	Amount	Value in USD	in USD

Forward Contracts:
EUR	Sell	164,012	$208,326	$208,560
GBP	Sell	44,807	$70,890	$71,041
CAD	Sell	16,544	$12,958	$12,961
Other	Sell	N/A	$15,125	$15,124
AUD	Buy	36,495	$22,672	$22,670
Other	Buy	N/A	$9,615	$9,611

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of October 24, 2008, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (“Sun”). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed another lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of October 24, 2008.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We have been advised by the Department of Justice that they believe the Company could be liable for overcharges in the amount of up to $131.2 million in that the Company failed to comply with the price reduction clause in certain of its contracts with the government. We disagree with the government’s claim, are cooperating with the investigation and have met with the government to discuss our position on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation and negotiations with the government are still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of October 24, 2008.

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

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, or sale of various financial institutions. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

•	Increased risk of losses or impairment charges related to our investment portfolio: The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. For instance, we recorded in the second quarter of fiscal 2009 an other-than-temporary impairment charge to earnings of $23.2 million related to our direct and indirect investments in Lehman Brothers securities and auction rate securities. A continuing decline in the condition of the global financial markets could also adversely impact the market values or liquidity of our investments, which may require us to recognize additional impairments in the future. Also, our non-publicly held investments are in early-stage technology companies and, therefore, may be particularly subject to substantial price volatility and heightened risk from the tightening in the credit markets. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money were to be impaired.

•	Potential deferment of purchases and orders by customers: Uncertainty about current and future global economic condition may cause consumers, business and governments to defer purchases in response to tighter credit, decreased cash availability and declining customer confidence. Accordingly, future demand for our products could differ from our current expectations.

•	Negative impacts from increased financial pressures on customers, distributors and resellers: Recent tightening of the credit markets may further negatively impact our operations by affecting the solvency of our customers, resellers and distributors, or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate and our future sales decline, our financial condition and results of operations could be adversely impacted.

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers: We may face a negative impact from increased financial pressures on key suppliers or contract manufacturers. If certain key suppliers or contract manufacturers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, and adversely impact our financial results. In addition, credit constraints at key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

•	Potential goodwill and asset impairment charges to earnings: A further decline in our stock price or significant adverse change in market conditions could require us to take a material impairment charge related to our goodwill and intangible assets. In addition, changes in market conditions could lead to charges related to discontinuances of certain of our products or businesses and asset impairments.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	Changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	General decrease in global corporate spending on information technology leading to a decline in demand for our products;

•	A shift in federal government spending patterns;

•	The possible effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting;

•	The level of competition in our target product markets;

•	The impact of the current economic and credit environment on our customers, channel partners, and suppliers;

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	The size, timing, and cancellation of significant orders;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Changes in our pricing in response to competitive pricing actions;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Supply constraints;

•	Technological changes in our target product markets;

•	The levels of expenditure on research and development and sales and marketing programs;

•	Our ability to achieve targeted cost reductions;

•	Excess or inadequate facilities;

•	Disruptions resulting from new systems and processes as we continue to enhance and adapt our system infrastructure to accommodate future growth;

•	Future accounting pronouncements and changes in accounting rules, such as increased use of fair value measures, the accounting and tax impact of the Emergency Economic Stabilization Act of 2008, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS); and

•	Seasonality; for example, as the size of our business has grown, we have begun to see a seasonal decline in revenues in the first quarter of our fiscal year. Sales to the U.S. government also tend to be stronger during our second fiscal quarter, concurrent with the end of the U.S. federal government’s fiscal year end in September.

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

Our revenues are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts varies from customer to customer, can be difficult to estimate, and requires management judgment. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and could materially and adversely impact our business or our planned results of operations. In particular, the current dramatic adverse events in the economic and financial markets (and particularly in the credit markets) have made it even more difficult for us to forecast our future results and may result in a reduction in our quarterly conversion rate as our customers’ purchasing decisions are delayed, reduced in amount, or cancelled.

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

In April 2005, we announced a strategic partner relationship with IBM. As part of the relationship, we entered into an OEM agreement that enables IBM to sell IBM branded solutions based on NetApp® unified solutions, including NearStore® and the V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore, we cannot assure you that this relationship will contribute any revenue in future years. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing. In the event that sales through IBM increase, we may experience distribution channel conflicts between our direct sales force and IBM or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. We cannot assure you that this OEM relationship will generate significant revenue or that this strategic partnership will continue to be in effect for any specific period of time.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

An element of our strategy to increase revenue is to strategically partner with major third-party software and hardware vendors that integrate our products into their products and also co-market our products with these vendors. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these partners, we cannot assure you that these partnerships will generate significant revenue or that the partnerships will continue to be in effect for any specific period of time. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. In the six-month period ended October 24, 2008, our indirect channels accounted for 64.3% of our consolidated revenues.

In order for us to maintain our current revenue sources and maintain or increase our revenue, we must effectively manage our relationships with these indirect channel partners. To do so, we must attract and retain a sufficient number of qualified channel partners to successfully market our products. However, because we also sell our products directly to customers through our sales force, on occasion we compete with our indirect channels for sales of our products to our end customers, competition that could result in conflicts with these indirect channel partners and make it harder for us to attract and retain these indirect channel partners. At the same time, our indirect channel partners may offer products that are competitive to ours. In addition, because our reseller partners generally offer products from several different companies, including products of our competitors, these resellers may give higher priority to the marketing, sales, and support of our competitors’ products than ours. If we fail to effectively manage our relationships with these indirect channel partners to minimize channel conflict and continue to evaluate and meet our indirect sales partners’ needs with respect to our products, we will not be able to maintain or increase our revenue, which would have a materially adverse effect on our business, financial condition and results of operations. Additionally, if we do not manage distribution of our products and services and support effectively, or if our resellers’ financial condition or operations weaken, our revenues and gross margins could be adversely affected.

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

Selling our products to the U.S. government also subjects us to certain regulatory requirements. We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We have been advised by the Department of Justice that they believe the Company could be liable for overcharges in the amount of up to $131.2 million in that the Company failed to comply with the price reduction clause in certain of its contracts with the government. We disagree with the government’s claim, are cooperating with the investigation and have met with the government to discuss our position on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. However, as the investigation and negotiations with the government are still ongoing and we are unable at this time to determine the likely outcome of this matter, no provision has been recorded as of October 24, 2008.

A portion of our revenue is generated by large, recurring purchases from various customers or resellers. A loss, cancellation or delay in purchases by these customers or resellers could negatively affect our revenue.

During the six-month period ended October 24, 2008, two U.S. distributors each accounted for approximately 11% and 10% of the company’s revenues. No customers accounted for ten percent of the company’s revenues during the six-month period ended October 26, 2007. The loss of continued orders from any of our more significant customers, strategic partners or resellers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, and seek to limit such open credit to amounts we believe the customers can pay. We also maintain reserves we believe are adequate to cover exposure for any doubtful accounts. Beyond our open credit arrangements, we also have recourse or nonrecourse customer financing leasing arrangements. We expect demand for customer financing to continue. Our credit exposure may increase if there is an economic slowdown and customers become unable to make payments on amounts owed to us.

In the past, there have been bankruptcies by our customers both on open credit and with lease financing arrangements with us, causing us to incur economic or financial losses. In the second quarter of fiscal 2009, we wrote off certain accounts receivable due to the bankruptcy of Lehman Brothers. There can be no assurance that additional losses will not occur in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

The market price for our common stock has fluctuated significantly in the past and will likely continue to do so in the future.

The market price for our common stock has experienced substantial volatility in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to:

•	Fluctuations in our operating results;

•	Variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Changes in analysts’ recommendations or projections;

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies;

•	Economic developments in the storage and data management market as a whole;

•	International conflicts and acts of terrorism;

•	Announcements of new products, applications, or product enhancements by us or our competitors;

•	Changes in our relationships with our suppliers, customers, and channel and strategic partners; and

•	General market conditions, including the recent financial and credit crisis.

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies. Additionally, certain macroeconomic factors such as changes in interest rates, the market climate for the technology sector, and levels of corporate spending on IT could also have an impact on the trading price of our stock. As a result, the market price of our common stock may fluctuate significantly in the future, and any broad market decline, as well as our own operating results, may materially and adversely affect the market price of our common stock.

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

Our product gross margins have been and may continue to be affected by a variety of other factors, including:

•	Demand for storage and data management products;

•	Pricing actions, rebates, initiatives, discount levels, and price competition;

•	Direct versus indirect and OEM sales;

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group;

•	Product and add-on software mix;

•	The mix of services as a percentage of revenue;

•	The mix and average selling prices of products;

•	The mix of disk content;

•	The timing of revenue recognition and revenue deferrals;

•	New product introductions and enhancements;

•	Excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products; and

•	The cost of components, manufacturing labor, quality, warranty, and freight.

Changes in service gross margins may result from various factors such as:

•	Continued investments in our customer support infrastructure;

•	Changes in the mix between technical support services and professional services; and

•	The timing of technical support service contract initiations and renewals.

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

As suppliers upgrade their components, they regularly “end of life” older components. As we become aware of an end of life situation, we attempt to make purchases or purchase commitments to cover all future requirements or find a suitable substitute component. We cannot assure you that we will be able to obtain a sufficient supply of components on a timely and cost effective basis. Our failure to do so may lead to an adverse impact on our business. On the other hand, if we fail to anticipate customer demand properly or if there is reduced demand or no demand for our products, an oversupply of end of life components could result in excess or obsolete components that could adversely affect our gross margins.

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

We currently rely on several contract manufacturers to manufacture our products in multiple locations around the world. Our reliance on our third-party contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we should fail to effectively manage our relationships with our contract manufacturers, or if our contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be impaired, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change contract manufacturers, we may lose revenue and damage our customer relationships. As we do not own or operate our manufacturing facilities, if any of our contract manufacturers experience financial problems or prolonged disruption, this could have an adverse impact on the supply of our products and our operating results. If we inaccurately forecast demand for our products or if there is lack of demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results. To date, we do not have any significant purchase commitments under our agreements with contract manufacturers.

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

At October 24, 2008, and April 25, 2008, we had $2,504.0 million and $1,487.3 million, respectively, in cash, cash equivalents, marketable securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, money market funds, corporate securities, municipalities and the United States government and its agencies, certificates of deposit, and auction rate securities. These investments are subject to general credit, liquidity, market and interest rate risks, and have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which has affected various sectors of the financial markets and led to global credit and liquidity issues.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the cash equivalents, marketable securities and restricted investments are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. Currently, we do not use derivative financial instruments in our investment portfolio. Because we have the ability and intent to hold our available-for-sale investments until maturity, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. However, we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates. Currently, we do not use financial derivatives to hedge our interest rate exposure.

The fair value of our investments may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

As a result of the bankruptcy filing of Lehman Brothers, we recorded in the second quarter of fiscal 2009 an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Primary Fund that held Lehman Brothers investments. If the financial crisis continue to worsen over time, our investment portfolio may be impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring further impairments, which could adversely impact our financial results. Subsequent to October 24, 2008, we received $308.1 million as an initial distribution from the Primary Fund and such proceeds have been invested in unrelated money market funds. While we expect to receive substantially all of our current holdings in this fund, we cannot predict when this will occur or the amount we will receive.

Funds associated with certain of our auction rate securities may not be accessible for more than 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our earnings.

Auction rate securities or, ARS, held by us are securities with long-term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which historically has provided a liquid market for these securities.

Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $75.7 million at October 24, 2008. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

As of October 24, 2008, we determined there was a total decline in the fair value of our ARS investments of approximately $6.7 million, of which approximately $4.6 million was deemed temporary and $2.1 million was recognized as an other-than-temporary decline in the value of the ARS. In addition, we have classified all of our auction rate securities that were not liquidated as long-term assets in our consolidated balance sheet as of October 24, 2008 and April 25, 2008 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until liquidity returns to the market or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market liquidity does not occur, we may be required to record additional impairment charges in future quarters.

Changes in market conditions could lead to charges related to discontinuances of certain of our products or businesses and asset impairments.

In response to changes in market conditions, we may be required to strategically realign our resources and consider cost containment measures including restructuring, disposing of, or otherwise discontinuing certain products or exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, cancellation penalties or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances when impairment indicators exist, or if events or changes in circumstances have occurred. Future goodwill impairment tests may result in charges to earnings, which could harm our business, financial condition, and results of operations.

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

Any issuance of equity securities after the Notes offering, including the issuance of shares upon conversion of the Notes, could dilute the interests of our existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to increase our capital, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options, or for other reasons.

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

As discussed in Note 5. “Convertible Notes and Credit Facilities,” Lehman Brothers OTC Derivatives, Inc. (“Lehman OTC”) is the counterparty to 20% of our Note Hedges related to our Notes. The bankruptcy filing by Lehman OTC on October 3, 2008 constituted an “event of default” under the hedge transaction that could, at our option, lead to termination under the hedge transaction to the extent we provide notice to the counterparty under such transaction. We have not terminated the Note Hedge transaction with Lehman OTC, and will continue to carefully monitor the developments impacting Lehman OTC. The “event of default” is not expected to have an impact on our financial position or results of operations. However, we could incur significant costs to replace this hedge transaction originally held with Lehman OTC if we elect to do so. If we do not elect to replace this hedge transaction, then we would be subject to potential dilution upon conversion of the Notes, if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85.

The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note Hedges and Warrants were not affected by the bankruptcy filings of Lehman OTC.

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and results. We are investing substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our profitability could be reduced if our business does not grow proportionately to our increase in fixed costs.

We have various synthetic lease arrangements with lease payments totaling $343.6 million through fiscal 2015 with BNP Paribas Leasing Corporation (the lessor) for our headquarters office buildings in Sunnyvale, California, and a data center in Research Triangle Park, North Carolina. These synthetic leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases (as amended),” and are not considered variable interest entities under FIN No. 46R “Consolidation of Variable Interest Entities (revised).” Therefore, we do not include the properties or the associated debt on our condensed consolidated balance sheet. However, if circumstances were to change regarding our or BNPPLC’s ownership of the properties, or in BNPPLC’s overall portfolio, we could be required to consolidate the entity, the leased facilities and the associated debt.

If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. Therefore, if the fair value of the properties declines below that guaranteed minimum residual value, our residual value guarantee would require us to pay the difference to BNPPLC, which could have a material adverse effect on our cash flows, results of operations and financial condition.

We also have contractual commitments related to capital expenditures on construction or expansion of our facilities and data center. We may encounter cost overruns or project delays in connection with new facilities. These expansions will increase our fixed costs. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our profitability will be reduced.

Slowdown in headcount growth may result in excess capacity and vacant facilities. We will continue to be responsible for all carrying costs of these facilities’ operating leases until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the operating lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

On December 1, 2008, we terminated the synthetic lease upon which we were scheduled to begin making lease payments in January 2010. As a result of this termination, our future real estate lease payments as disclosed in our contractual obligations table (see Note 13 and Liquidity and Capital Resources) will be reduced by a total of $52.8 million for the 5-year lease period beginning January 2010 through January 2015. See Note 16 Subsequent Event.

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

We conduct a significant portion of our business outside the United States. A substantial portion of our revenues is derived from sales outside of the U.S. For example, in the six-month period ended of October 24, 2008, 43.7% of our total revenues were from international customers (including U.S. exports). In addition, we have several research and development centers overseas, and a substantial portion of our products are manufactured outside of the U.S. Accordingly, our business and our future operating results could be materially and adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate;

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction different than our estimates;

•	Changing tax laws or related interpretations, accounting standards, such as SFAS No. 123R and FIN No. 48, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related other-than-temporary impairments;

•	Tax assessments resulting from income tax audits or any related tax interest or penalties could significantly affect our income tax expense for the period in which the settlements take place; and

•	A change in our decision to indefinitely reinvest foreign earnings.

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

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or pending litigation with respect to those companies. During the first six months of fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years. While the final resolution of the issues raised in these Notices of Proposed Adjustments are uncertain, our management believes, based upon information currently known to us, that any of the audits currently pending will not have a significant impact upon our consolidated financial position and our results of operations and cash flows. In addition, we believe that we will not have a significant increase or decrease in the amount of unrecognized tax benefits related to these audits. If the ultimate determination of income taxes assessed under the current IRS audit or under audits being conducted in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

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

On occasion, we invest in nonmarketable securities of private companies. As of October 24, 2008, the carrying value of our investments in nonmarketable securities totaled $8.3 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired. For example, during the first six months of fiscal 2009, we recorded an impairment charge of $2.0 million to adjust the carrying amount of our cost method investments to fair value as we determined the decline in the value of the assets to be other-than-temporary.

Additionally, our direct investments in private companies and private equity funds are accounted for using the cost method under APB No. 18. In accordance with FIN No. 46R “Consolidation of Variable Interest Entities (revised),” we re-evaluate these investments when triggering events arise. As of October 24, 2008, we concluded that we are not considered the primary beneficiary to absorb the majority of the variable interest entities’ expected gains or losses. However, if circumstances were to change regarding our ownership or other investor’s ownership of these investments, we could be required to consolidate these entities.

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

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of October 24, 2008, our Board of Directors had authorized the repurchase of up to $4,023,638,730 of common stock under this program. We did not repurchase any common stock during the quarter ended October 24, 2008. As of October 24, 2008, we had repurchased 104,325,286 shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927,376,373 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096,262,449 with no termination date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On September 2, 2008, we held our 2008 Annual Meeting of Stockholders. Voting results are summarized below:

Proposal I — To elect the following individuals to serve as members of the Board of the Directors for the ensuing year or until their respective successors are duly elected and qualified:

Name	Votes For	Abstain

Daniel J. Warmenhoven	276,376,444	18,890,955
Donald T. Valentine	276,820,062	18,447,337
Jeffry R. Allen	277,034,772	18,232,627
Carol A. Bartz	269,692,004	25,575,395
Alan L. Earhart	277,644,868	17,622,531
Thomas Georgens	278,592,342	16,675,057
Edward Kozel	277,940,431	17,326,968
Mark Leslie	278,800,644	16,466,755
Nicholas G. Moore	278,706,959	16,560,440
George T. Shaheen	278,731,269	16,536,130
Robert T. Wall	276,072,656	19,194,743

No members of the Company’s Board of Directors had continuing terms without election.

Proposal II — To approve an amendment to the 1999 Stock Option Plan (1999 Plan) to allow the Company to grant equity awards to the Company’s non- employee directors under all equity programs under the 1999 Plan.

Votes For	Against	Abstain	Brokers Non Vote

194,104,612	56,184,650	2,456,746	42,521,391

Proposal III — To approve an amendment to the 1999 Plan to increase the share reserve by an additional 6,600,000 shares of common stock.

Votes For	Against	Abstain	Brokers Non Vote

145,794,345	104,662,094	2,289,370	42,521,590

Proposal IV — To approve an amendment to the Employee Stock Purchase Plan (Purchase Plan) to increase the share reserve under the Purchase Plan by an additional 2,900,000 shares of common stock.

Votes For	Against	Abstain	Brokers Non Vote

211,760,794	38,706,769	2,278,445	42,521,391

Proposal V — To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending April 24, 2009.

Votes For	Against	Abstain

290,110,312	2,765,843	2,391,244

Item 5.	Other Information

The information required by this item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: December 2, 2008

EXHIBIT INDEX

Exhibit No		Description

3	.1(1)	Certificate of Incorporation of the Company, as amended.
3	.2(1)	Bylaws of the Company, as amended.
4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.
10	.01(2)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.02(3)*	The Company’s Amended and Restated 1999 Stock Incentive Plan.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(2)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 14, 2008.

(3)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 30, 2008.

*	Identifies management plan or compensatory plan or arrangement.