Form 10-Q
period 2009-01-23
NetApp, Inc.
filed 2009-03-02
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2009
Common Stock	330,743,315

TRADEMARKS

© 2009 NetApp. All rights reserved. Specifications are subject to change without notice. NetApp, the NetApp logo, Go further, faster, NearStore, and SnapMirror are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Windows is a registered trademark of Microsoft Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 23, 2009	April 25, 2008
	(In thousands — Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,708,200	$936,479
Short-term investments	752,669	227,911
Accounts receivable, net of allowances of $4,193 at January 23, 2009, and $2,439 at April 25, 2008	344,437	582,110
Inventories	82,159	70,222
Prepaid expenses and other assets	118,365	120,561
Short-term restricted cash	2,281	2,953
Short-term deferred income taxes	153,901	127,197

Total current assets	3,162,012	2,067,433
Property and Equipment, Net	705,153	693,792
Goodwill	680,054	680,054
Intangible Assets, Net	51,495	90,075
Long-Term Investments and Restricted Cash	199,392	331,105
Long-Term Deferred Income Taxes and Other Assets	391,634	208,529

	$5,189,740	$4,070,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,924	$178,233
Accrued compensation and related benefits	185,011	202,929
Other accrued liabilities	159,925	154,331
GSA contingency accrual	128,000	—
Income taxes payable	6,389	6,245
Deferred revenue	960,729	872,364

Total current liabilities	1,562,978	1,414,102
Revolving Credit Facilities	—	172,600
1.75% Convertible Senior Notes Due 2013	1,265,000	—
Other Long-Term Obligations	165,687	146,058
Long-Term Deferred Revenue	668,682	637,889

	3,662,347	2,370,649

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common stock (434,914 shares issued at January 23, 2009, and 429,080 shares issued at April 25, 2008)	435	429
Additional paid-in capital	2,909,696	2,690,629
Treasury stock at cost (104,325 shares at January 23, 2009, and 87,365 shares at April 25, 2008)	(2,927,376)	(2,527,395)
Retained earnings	1,547,364	1,535,903
Accumulated other comprehensive income (loss)	(2,726)	773

Total stockholders’ equity	1,527,393	1,700,339

	$5,189,740	$4,070,988

See accompanying notes to unaudited condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008
	(In thousands, except per share amounts — Unaudited)

Revenues:
Product	$528,198	$608,138	$1,646,489	$1,612,864
Software entitlements and maintenance	156,546	125,568	453,680	350,628
Service	189,599	150,297	554,581	401,944
Reserve for GSA contingency	(128,000)	—	(128,000)	—

Net revenues	746,343	884,003	2,526,750	2,365,436

Cost of Revenues:
Cost of product	252,327	256,842	762,437	673,121
Cost of software entitlements and maintenance	2,320	2,560	6,765	6,558
Cost of service	98,480	85,299	301,528	245,253

Total cost of revenues	353,127	344,701	1,070,730	924,932

Gross margin	393,216	539,302	1,456,020	1,440,504

Operating Expenses:
Sales and marketing	291,634	279,114	898,786	779,131
Research and development	122,662	111,717	373,509	327,237
General and administrative	51,048	42,787	151,523	123,743
Restructuring and other charges	18,955	—	18,955	—

Total operating expenses	484,299	433,618	1,442,773	1,230,111

Income (Loss) from Operations	(91,083)	105,684	13,247	210,393
Other Income (Expenses), Net:
Interest income	12,799	16,964	45,894	50,295
Interest expense	(7,238)	(3,639)	(19,355)	(6,130)
Gain (loss) on investments, net	(1,691)	(1,005)	(26,926)	12,614
Other income (expense), net	(1,249)	(619)	(3,717)	443

Total other income (expense), net	2,621	11,701	(4,104)	57,222

Income (Loss) Before Income Taxes	(88,462)	117,385	9,143	267,615
Provision (Benefit) for Income Taxes	(13,070)	15,562	(2,318)	47,697

Net Income (Loss)	$(75,392)	$101,823	$11,461	$219,918

Net Income (Loss) per Share:
Basic	$(0.23)	$0.30	$0.03	$0.62

Diluted	$(0.23)	$0.29	$0.03	$0.60

Shares Used in Net Income per Share Calculations:
Basic	329,026	344,275	330,067	354,799

Diluted	329,026	352,780	335,070	365,290

See accompanying notes to unaudited condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 23, 2009	January 25, 2008
	(In thousands — Unaudited)

Cash Flows from Operating Activities:
Net income	$11,461	$219,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,171	83,921
Amortization of intangible assets and patents	23,663	20,431
Stock-based compensation	98,597	113,077
Net loss (gain) on investments	3,674	(12,614)
Impairment on investments	13,953	—
Asset impairment and other write-off	26,165	—
Net loss on disposal of equipment	2,100	828
Allowance for doubtful accounts	1,903	355
Deferred income taxes	(71,480)	(79,704)
Deferred rent	3,037	632
Income tax benefit from stock-based compensation	40,404	85,356
Excess tax benefit from stock-based compensation	(34,928)	(47,107)
Changes in assets and liabilities:
Accounts receivable	230,267	86,509
Inventories	(11,959)	(5,184)
Prepaid expenses and other assets	2,668	19,476
Accounts payable	(42,156)	(33,865)
Accrued compensation and related benefits	(6,094)	(5,022)
Other accrued liabilities	18,716	4,829
GSA contingency accrual	128,000	—
Income taxes payable	327	(41,014)
Other liabilities	11,148	67,747
Deferred revenue	137,998	237,016

Net cash provided by operating activities	693,635	715,585

Cash Flows from Investing Activities:
Purchases of investments	(711,488)	(929,983)
Redemptions of investments	407,774	1,138,701
Partial redemptions of Reserve Primary Fund	478,797	—
Reclassification from cash and cash equivalents to short-term investments	(597,974)	—
Change in restricted cash	(444)	(1,400)
Proceeds from sales of marketable securities	—	18,256
Proceeds from sales of nonmarketable securities	1,057	898
Purchases of property and equipment	(154,901)	(124,847)
Purchases of nonmarketable securities	(250)	(4,235)
Purchase of businesses, net of cash acquired	—	211

Net cash provided by (used in) investing activities	(577,429)	97,601

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	73,418	100,187
Tax withholding payments reimbursed by restricted stock	(4,185)	(5,851)
Excess tax benefit from stock-based compensation	34,928	47,107
Proceeds from revolving credit facility	—	262,754
Proceeds from issuance of convertible notes	1,265,000	—
Payment of financing costs	(26,581)	—
Sale of common stock warrants	163,059	—
Purchase of note hedge	(254,898)	—
Repayment of debt	—	(56,320)
Repayment of revolving credit facility	(172,600)	(13,000)
Repurchases of common stock	(399,981)	(844,251)

Net cash provided by (used in) financing activities	678,160	(509,374)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22,645)	(16,532)
Net Increase in Cash and Cash Equivalents	771,721	287,280
Cash and Cash Equivalents:
Beginning of period	936,479	489,079

End of period	$1,708,200	$776,359

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$7,333	$15,849
Supplemental Cash Flow Information:
Income taxes paid	$22,696	$16,512
Income taxes refunded	$6,662	$2,054
Interest paid on debt	$12,672	$5,828

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

2.	Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared by NetApp, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 25, 2008. The results of operations for the three and nine-month periods ended January 23, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

In the first quarter of fiscal 2009, we implemented a change in the reporting format for warranty costs and reported these costs in cost of product revenues. These costs were included in cost of service revenues in previous periods. This change had no effect on the reported amounts of total costs of revenues, total gross margin, net income or cash flow from operations for any periods presented. Our Condensed Consolidated Statement of Operations for the three and nine-month periods ended January 25, 2008, reflects a reclassification of $6,414 and $18,546, respectively, to conform to current period presentation.

During the three-month period ended January 23, 2009, two U.S. distributors accounted for approximately 11.5% and 12.1% of our net revenues, respectively. During the nine-month period ended January 23, 2009, two U.S. distributors accounted for approximately 10.8% and 10.5% of our net revenues, respectively. No customer accounted for ten percent of our net revenues during the three and nine-month periods ended January 25, 2008.

We operate on a 52-week or 53-week fiscal year ending on the last Friday in April. The first nine months of fiscal 2009 and 2008 were both 39-week or 273-day periods.

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

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation Expense

The stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three and nine-month periods ended January 23, 2009 and January 25, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Cost of product revenues	$775	$802	$2,347	$2,515
Cost of service revenues	2,889	2,511	8,349	7,788
Sales and marketing	15,787	14,802	44,978	49,428
Research and development	8,982	10,815	26,651	36,322
General and administrative	5,997	5,366	16,272	17,024

Total stock-based compensation expense before income taxes	34,430	34,296	98,597	113,077
Income taxes	(7,527)	(7,123)	(20,420)	(19,252)

Total stock-based compensation expense after income taxes	$26,903	$27,173	$78,177	$93,825

The following table summarizes stock-based compensation expense associated with each type of award:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Employee stock options and awards	$30,649	$30,901	$83,804	$101,147
Employee stock purchase plan (“ESPP”)	3,782	3,327	14,771	11,969
Change in amounts capitalized in inventory	(1)	68	22	(39)

Total stock-based compensation expense before income taxes	34,430	34,296	98,597	113,077
Income taxes	(7,527)	(7,123)	(20,420)	(19,252)

Total stock-based compensation expense after income taxes	$26,903	$27,173	$78,177	$93,825

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Expected life in years(1)	4.0	4.0	1.3	0.5
Risk-free interest rate(2)	1.08% - 1.90%	2.83% - 3.34%	0.92% - 1.47%	3.21%
Volatility(3)	59% - 63%	47% - 51%	71% - 76%	49%
Expected dividend(4)	0%	0%	0%	0%

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options		ESPP
	Nine Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Expected life in years(1)	4.0	4.0	1.3	0.5
Risk-free interest rate(2)	1.08% - 3.69%	2.83% - 5.02%	0.92% - 2.52%	4.15%
Volatility(3)	38% - 69%	33% - 55%	39% - 76%	44%
Expected dividend(4)	0%	0%	0%	0%

(1)	The 4.0 years expected life of the options represent the estimated period of time until exercise and are based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected life for the employee stock purchase plan was based on the term of the purchase period.

(2)	The risk-free interest rate for the stock option awards was based upon United States (“U.S.”) Treasury bills with equivalent expected terms. The risk-free interest rate for the employee stock purchase plan was based on the U.S. Treasury bills in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

We estimate our forfeiture rates based on historical termination behavior and recognize compensation expense only for those equity awards expected to vest.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

		Outstanding
		Options
				Weighted
				Average
			Weighted	Remaining
	Shares	Numbers	Average	Contractual	Aggregate
	Available	of	Exercise	Term	Intrinsic
	for Grant	Shares	Price	(Years)	Value

Outstanding at April 25, 2008	19,642	70,168	$28.08
Options granted	(2,739)	2,739	$24.10
Restricted stock units granted	(556)	556	$—
Options exercised	—	(785)	$12.08
Restricted stock units vested	—	(279)	$—
Options forfeitures and cancellations	881	(881)	$34.81
Restricted stock units forfeitures and cancellations	48	(48)	$—
Options expired	(87)	—	$—

Outstanding at July 25, 2008	17,189	71,470	$27.93
Additional shares reserved for plan	6,600	—	$—
Options granted	(921)	921	$20.98
Restricted stock units granted	(272)	272	$—
Options exercised	—	(907)	$11.07
Restricted stock units vested	—	(6)	$—
Options forfeitures and cancellations	811	(811)	$34.63
Restricted stock units forfeitures and cancellations	61	(61)	$—
Options expired	(43)	—	$—
Plan shares expired	(1,582)	—	$—

Outstanding at October 24, 2008	21,843	70,878	$27.90
Options granted	(4,837)	4,837	$13.47
Restricted stock units granted	(1,283)	1,283	$—
Options exercised	—	(434)	$9.15
Restricted stock units vested	—	(319)	$—
Options forfeitures and cancellations	1,009	(1,009)	$33.32
Restricted stock units forfeitures and cancellations	150	(150)	$—
Plan shares expired	(297)	—	$—

Outstanding at January 23, 2009	16,585	75,086	$26.71

Options vested and expected to vest as of January 23, 2009		66,100	$29.14	4.61	$32,031
Exercisable at January 23, 2009		47,116	$30.61	4.05	$23,201
RSUs expected to vest as of January 23, 2009		4,777	$—	1.82	$73,188
Exercisable at January 23, 2009		—	$—	—	$—

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value of options granted during the three and nine-month periods ended January 23, 2009 was $6.53 and $7.30, respectively. The weighted-average fair value of options granted during the three and nine-month periods ended January 25, 2008 was $9.53 and $10.27, respectively. The total intrinsic value of options exercised was $1,926 and $22,243 for the three and nine-month periods ended January 23, 2009, respectively. The total intrinsic value of options exercised was $11,701 and $67,488 for the three and nine-month periods ended January 25, 2008, respectively. We received $3,970 and $23,486 from the exercise of stock options for the three and nine-month periods ended January 23, 2009, respectively, and received $9,634 and $52,104 from the exercise of stock options for the three and nine-month periods ended January 25, 2008, respectively. There was $285,322 of total unrecognized compensation expense as of January 23, 2009 related to options and restricted stock units. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.7 years.

The following table summarizes our nonvested shares (restricted stock awards) as of January 23, 2009:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at April 25, 2008	145	$35.40
Awards vested	(16)	28.08
Awards canceled/expired/forfeited	(3)	31.16

Nonvested at July 25, 2008	126	$36.41
Awards vested	(1)	26.11

Nonvested at October 24, 2008	125	$36.51
Awards vested	(39)	36.73
Awards canceled/expired/forfeited	(2)	29.24

Nonvested at January 23, 2009	84	$36.63

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the three and nine-month periods ended January 23, 2009 was $594 and $855, respectively. The total fair value of shares vested during the three and nine-month periods ended January 25, 2008 was $861 and $1,408, respectively. There was $3,068 of total unrecognized compensation expense as of January 23, 2009 related to restricted stock awards. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 1.6 years.

Employee Stock Purchase Plan

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 23, 2009	5,910	$17.54	0.92	$7,955
Vested and expected to vest at January 23, 2009	5,248	$17.50	0.90	$7,172

The total intrinsic value of employee stock purchases was $4,204 and $8,801 for the three and nine-month periods ended January 23, 2009, respectively. The intrinsic value of employee stock purchases was $4,322 and $9,365 for the three and nine-month periods ended January 25, 2008, respectively. The compensation cost for shares purchased under the ESPP plan was $3,782 and $14,771 for the three and nine-month periods ended January 23, 2009, and $3,327 and $11,969 for the three and nine-month periods ended January 25, 2008, respectively.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the shares issued and their purchase price per share for the employee stock purchase plan for the six-month ESPP purchase period ended May 30, 2008 and November 28, 2008:

	May 30,	November 28,
	2008	2008
Purchase date
Shares issued	1,257	2,076
Average purchase price per share	$20.72	$11.48

Stock Repurchase Program

Common stock repurchase activities for the three and nine-month periods ended January 23, 2009 and January 25, 2008, were as follows:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Common stock repurchased	—	5,798	16,960	29,922
Cost of common stock repurchased	$—	$144,278	$399,981	$844,251
Average price per share	$—	$24.88	$23.58	$28.21

Since the inception of the stock repurchase program on May 13, 2003 through January 23, 2009, we have purchased a total of 104,325 shares of our common stock at an average price of $28.06 per share for an aggregate purchase price of $2,927,376. As of January 23, 2009, our Board of Directors had authorized the repurchase of up to $4,023,639 of common stock under the various stock repurchase programs, and $1,096,262 remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Other Repurchases of Common Stock

We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units. During the three and nine-month periods ended January 23, 2009, we withheld 111 shares and 221 shares, respectively, in connection with the vesting of employees’ restricted stock. During the three and nine-month periods ended January 25, 2008, we withheld 26 shares and 187 shares, respectively, in connection with the vesting of employees’ restricted stock.

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

Ranking and Interest — The Notes are unsecured, unsubordinated obligations of NetApp. We will incur interest expense of 1.75% per annum on the outstanding principal amount of the Notes. During the three and nine-month periods ended January 23, 2009, we recorded interest expense of $5,473, and $13,774, respectively. Interest will be payable in arrears on June 1 and December 1 of each year, beginning on December 1, 2008, in cash at a rate of 1.75% per annum. We capitalized issuance costs related to the Notes of $26,581 in long-term other assets, and these amounts are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and nine-month periods ended January 23, 2009, $1,257 and $3,131, respectively of the capitalized debt issuance costs was amortized as interest expense.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity — The Notes will mature on June 1, 2013 unless repurchased or converted earlier in accordance with their terms prior to such date. As of January 23, 2009, the Notes are classified as a non-current liability.

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

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we entered into note hedge transactions (the “Note Hedges”) with certain financial institutions, which are designed to mitigate potential dilution from the conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than $31.85 per share, subject to adjustments. The Note Hedges generally cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting Noteholders in the event of a conversion of the Notes. The Note Hedges expire at the earlier of (i) the last day on which any Notes remain outstanding and (ii) the scheduled trading day immediately preceding the maturity date of the Notes. We also entered into separate warrant transactions whereby we sold to the same financial institutions warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, 39,700 shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the Warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the Warrants. As of January 23, 2009, we had not received any shares related to the Note Hedges or delivered cash or shares related to the Warrants.

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

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income tax reporting on the Note Hedges — For income tax reporting purposes, we have elected to integrate in the value of the Notes a proportional amount of the Note Hedges. This creates an original issue discount (OID) debt instrument for income tax reporting purposes, and, therefore, the cost of the Note Hedges will be accounted for as interest expense over the term of the Notes for income tax reporting purposes. The associated income tax benefit of $102,698 established upon issuance of the Notes will be realized for income tax reporting purposes over the term of the Notes and was recorded as an increase to both non-current deferred tax assets and additional paid-in-capital. Over the term of the Notes, the additional interest expense deducted for income tax purposes will reduce both the non-current deferred tax asset and additional paid-in capital established upon their issuance. During the three and nine-month periods ended January 23, 2009, tax benefits of $4,544 and $11,228 associated with the additional interest deductions were accounted for as a reduction to both non-current deferred tax assets and additional paid-in capital.

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

Recently issued accounting pronouncements — The Financial Accounting Standard Board (“FASB”) recently issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” (“FSP APB No. 14-1”). Under the FSP, cash settled convertible securities will be separated into their debt and equity components. This change in methodology will affect the calculations of our net income and earnings per share. We are currently evaluating the impact FSP APB No. 14-1 will have on our results of operations and our financial position. This final FSP will be applied

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retrospectively to all periods presented. We will be required to adopt this FSP in our first quarter of fiscal 2010. See Note 15 for further discussion.

Unsecured Credit Agreement

On November 2, 2007, we entered into a senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP Paribas (“BNP”), as syndication agent, and JPMorgan Chase Bank National Association (“JPMorgan”), as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years. Revolving loans may be, at our option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on LIBOR for the interest period specified by us plus a spread based on our leverage ratio. Interest on Alternative Base Rate borrowings, swingline loans, and letters of credit accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. As of January 23, 2009, no amount was outstanding under this facility. The amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit amounted to $673 as of January 23, 2009.

Secured Credit Agreement

On October 5, 2007, we entered into a secured credit agreement (the “Secured Credit Agreement”) with JPMorgan, as lender and as administrative agent. The Secured Credit Agreement provides for a revolving secured credit facility of up to $250,000 with a term of five years. Revolving loans may be, at our option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on LIBOR for the interest period specified by us plus a margin. Interest on Alternative Base Rate borrowings accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. During the three and nine-month periods ended January 23, 2009, we made repayments of $65,349 and $172,600, respectively, on the Secured Credit Agreement. We have no outstanding borrowing and no restricted investments pledged in connection with this facility as of January 23, 2009. To receive additional revolving borrowings under the Secured Credit Agreement, we would be required to pledge cash or investments acceptable to the lender valued at not less than the amount of the borrowings. As of April 25, 2008, the outstanding balance on the Secured Credit Agreement was $172,600 and was recorded as Revolving Credit Facilities in the accompanying Condensed Consolidated Balance Sheets. We had $242,613 of long-term restricted investments pledged in connection with the Secured Credit Agreement as of April 25, 2008.

As of January 23, 2009, we were in compliance with all covenants as required by both the Unsecured Credit Agreement and Secured Credit Agreement.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments

The following is a summary of investments at January 23, 2009:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$463,293	$1,588	$(3,035)	$461,846
Auction rate securities	73,478	692	(5,060)	69,110
U.S. government agency bonds	90,507	1,731	—	92,238
U.S. Treasuries	31,930	973	—	32,903
Corporate securities	330,234	14	(745)	329,503
Certificates of deposit	130,004	—	—	130,004
Money market funds	1,423,300	—	—	1,423,300

Total debt and equity securities	2,542,746	4,998	(8,840)	2,538,904
Less cash equivalents	1,597,948	—	—	1,597,948
Less long-term investments	192,655	692	(5,060)	188,287	(1)

Total short-term investments	$752,143	$4,306	$(3,780)	$752,669

The following is a summary of investments at April 25, 2008:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$382,528	$2,066	$(903)	$383,691
Auction rate securities	76,202	—	(3,500)	72,702
U.S. government agency bonds	61,578	352	(150)	61,780
U.S. Treasuries	15,375	107	—	15,482
Municipal bonds	1,591	9	—	1,600
Certificates of deposit	2	—	—	2
Money market funds	839,841	—	—	839,841

Total debt and equity securities	1,377,117	2,534	(4,553)	1,375,098
Less cash equivalents	831,872	—	—	831,872
Less long-term restricted investments	241,867	1,033	(287)	242,613	(2)
Less long-term investments	76,202	—	(3,500)	72,702	(2)

Total short-term investments	$227,176	$1,501	$(766)	$227,911

(1)	The auction rate securities and the Reserve Primary Fund are included as long-term investments and restricted cash in the accompanying condensed balance sheets as of January 23, 2009, along with long term restricted cash of $4,517 relating to our foreign rent, customs, and service performance guarantees, as well as investments in nonpublic companies of $6,588.

(2)	As of April 25, 2008, we have pledged $242,613 of long-term restricted investments for the Secured Credit Agreement (see Note 5). In addition, we have long-term restricted cash of $4,621 relating to our foreign rent, custom, and service performance guarantees. As of April 25, 2008, we also have long-term available-for-sale investments of $72,702 and investments in nonpublic companies of $11,169. These combined amounts are presented as long-term investments and restricted cash in the accompanying Condensed Consolidated Balance Sheets as of April 25, 2008.

We record net unrealized gains or losses on available-for-sale securities in other comprehensive income (loss), which is a component of stockholders’ equity. The following table shows the gross unrealized losses and fair values

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at January 23, 2009:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	$275,398	$(2,949)	$5,052	$(86)	$280,450	$(3,035)
Auction rate securities	59,815	(5,060)	—	—	59,815	(5,060)
Corporate securities	155,683	(745)	—	—	155,683	(745)

Total	$490,896	$(8,754)	$5,052	$(86)	$495,948	$(8,840)

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

The unrealized losses on our investments in corporate bonds, U.S. government agency bonds and corporate securities were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we have the ability and intent to hold those investments until a recovery of par value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at January 23, 2009.

Our investments include direct and indirect investments in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) securities. As of January 23, 2009, our short-term investments include corporate bonds issued by Lehman Brothers, while our long-term investments include the Reserve Primary Fund (“Primary Fund”), which held Lehman Brothers investments. As a result of the bankruptcy filing of Lehman Brothers, we recorded an other-than-temporary impairment charge of $21,129 in the first nine months of fiscal 2009 related to Lehman Brothers corporate bonds and the Primary Fund that held Lehman Brothers investments.

As of January 23, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $128,475 and an estimated fair value of $119,177, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. We received total distributions of $478,797 in the third quarter of fiscal 2009 and an additional $40,287 on February 20, 2009 from the Primary Fund. Our remaining investment in the Primary Fund as of February 20, 2009 is $78,890.

On December 3, 2008, the Primary Fund announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve to be set aside out of the Primary Fund’s assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3,500,000 of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. The Primary Fund plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. Our pro rata share of the $3,500,000 special reserve is approximately $41,455.

As the Primary Fund has not yet communicated the amount or timing of further periodic distributions, we are not able to determine if an additional other-than-temporary impairment charge should be recorded against our

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining investment balance. We will continue to monitor and evaluate the accounting for this investment on a quarterly basis. While it is possible that we may receive substantially all of our remaining holdings in this fund, we cannot predict when this will occur or the amount we will receive. Further, the litigation claims filed against the Primary Fund may potentially delay the timing and reduce the amount of the final distributions of the fund. Given that the timing of receipt of the remaining proceeds cannot be determined at this time and there is an overall lack of liquidity of the Primary Fund, we have reclassified all amounts invested in the Primary Fund from short-term investments to long-term investments as of January 23, 2009.

Our long-term investments also include auction rate securities (“ARS”) with a fair value of $69,110 and $72,702 at January 23, 2009 and April 25, 2008, respectively. Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education. These ARS are securities with long-term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at the time of purchase. During the fourth quarter of fiscal 2008, we reclassified all of our investments in auction rate securities from short-term investments to long-term investments as our ability to liquidate these investments in the next twelve months is uncertain. Based on an analysis of the fair value and marketability of these investments, we recorded temporary impairment charges of approximately $5,060 as of January 23, 2009, partially offset by $692 in unrealized gains within other comprehensive loss, an element of stockholders’ equity on our balance sheet. During the nine-months ended January 23, 2009, we recorded an other-than-temporary impairment loss of $2,122 due to a significant decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following:

	January 23,	April 25,
	2009	2008

Purchased components	$16,725	$7,665
Work-in-process	71	271
Finished goods	65,363	62,286

Total	$82,159	$70,222

8.	Goodwill and Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating segments, as defined by SFAS No. 131, “Segment Reporting.” Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise).

We evaluate the recoverability of goodwill annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Due to the recent extraordinary market and economic conditions, we experienced a decline in our stock price, resulting in a loss of market capitalization. However, we determined that no events or circumstances had occurred to indicate that an assessment was necessary. As of January 23, 2009 and April 25, 2008, there was no impairment of goodwill and intangible assets. We will continue to monitor changes in the global economy that could impact future operating results of our reporting units. If the businesses acquired fail to meet our expectations as set out at the time of acquisition or if the market capitalization of our stock trades at a depressed level for an extended period of time, we could incur significant impairment charges which could negatively impact our financial results.

In December 2008, we decided to cease development and availability of our SnapMirror® for Open Systems product. In connection with the decision to terminate further development and availability of this product, we

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded charges of $14,917 attributable primarily to the impairment of certain acquired intangible assets, including existing technology and customer contracts/relationships relating to our Topio acquisition.

The change in the net carrying amount of intangibles for the periods ended January 23, 2009 and April 25, 2008 was as follows:

	January 23,	April 25,
	2009	2008

Beginning balance	$90,075	$83,009
Recognized in connection with acquisitions	—	36,000
Intangible amortization	(23,663)	(28,934)
Impairment charges	(14,917)	—

Ending balance	$51,495	$90,075

Identified intangible assets are summarized as follows:

	January 23, 2009				April 25, 2008
	Amortization		Accumulated	Net		Accumulated	Net
	Period (Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$10,040	$(9,846)	$194	$10,040	$(9,411)	$629
Existing technology	4-5	107,860	(66,352)	41,508	126,660	(56,095)	70,565
Trademarks/tradenames	2-7	6,600	(3,162)	3,438	6,600	(2,328)	4,272
Customer Contracts/relationships	1.5-8	12,500	(6,145)	6,355	20,800	(6,191)	14,609

Total Identified Intangible Assets, Net		$137,000	$(85,505)	$51,495	$164,100	$(74,025)	$90,075

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Patents	$45	$495	$435	$1,486
Existing technology	6,161	5,278	19,657	15,833
Other identified intangibles	1,053	971	3,571	3,113

	$7,259	$6,744	$23,663	$20,432

Based on the identified intangible assets recorded at January 23, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Fiscal Year Ending April,	Amount

2009*	$5,751
2010	20,636
2011	11,701
2012	7,150
2013	4,963
Thereafter	1,294

Total	$51,495

*	Reflects the remaining three months of fiscal 2009.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Fair Value of Financial Instruments

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

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20.” FSP EITF No. 99-20-1 requires us to recognize other-than temporary impairments as a realized loss through earnings when it is probable that there has been an adverse change in estimated cash flows from the cash flows previously projected. We adopted FSP No. EITF 99-20-1 in the third quarter of fiscal 2009. Adoption did not have a material impact on our results of operations, financial position, or cash flows.

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

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and view an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate our own or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of January 23, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Corporate bonds	$461,846	$—	$461,846	$—
Trading securities	7,202	7,202	—	—
U.S. government agency bonds	92,238	—	92,238	—
U.S. Treasuries	32,903	32,903	—	—
Corporate securities	329,503	—	329,503	—
Certificates of deposit	130,004	—	130,004	—
Money market funds	1,423,300	1,304,123	—	119,177
Auction rate securities	69,110	—	—	69,110
Investment in nonpublic companies	6,588	—	—	6,588
Foreign currency contracts	14,888	—	14,888	—

Total	$2,567,582	$1,344,228	$1,028,479	$194,875

Liabilities
Foreign currency contracts	$96	$—	$96	$—

Reported as:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents(1)	$1,597,948	$1,304,123	$293,825	$—
Short-term investments	752,669	32,903	719,766	—
Trading securities(2)	7,202	7,202	—	—
Long-term investments and restricted investments(3)	194,875	—	—	194,875
Foreign currency contracts(4)	14,888	—	14,888	—

Total	$2,567,582	$1,344,228	$1,028,479	$194,875

Liabilities
Foreign currency contracts(5)	$96	$—	$96	$—

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 23, 2009, in addition to $110,252 of cash.

(2)	Trading securities relate to a deferred compensation plan; $893 of the deferred compensation plan assets were included in “Prepaid expenses and other assets” and $6,309 of the deferred compensation plan assets were included in “Long-term deferred income taxes and other assets” in the accompanying Condensed Consolidated Balance Sheet as of January 23, 2009.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Included in “Long-term investments and restricted cash” in the accompanying Condensed Consolidated Balance Sheet as of January 23, 2009, in addition to $4,517 of long-term restricted cash.

(4)	Included in “Prepaid expenses and other assets” in the accompanying Condensed Consolidated Balance Sheet as of January 23, 2009.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 23, 2009.

Our available-for-sale securities include U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, and money market funds, including the Primary Fund and certificates of deposit. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of certain money market funds, for which the carrying amounts is a reasonable estimate of fair value.

We classify investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include U.S. Treasury notes, trading securities with quoted prices on active markets, and money market funds, with the exception of the Primary Fund, which is classified in Level 3.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: corporate bonds, corporate securities, U.S. government agency bonds, certificates of deposit, and foreign currency contracts. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of January 23, 2009, have not found it necessary to make any adjustments to the prices obtained.

Included in Level 2 are corporate bonds issued by Lehman Brothers. As a result of the bankruptcy filing of Lehman Brothers, we recorded an other-than-temporary impairment charge of $11,831 in the first nine-months of fiscal 2009 related specifically to these corporate bonds.

Our foreign currency forward exchange contracts are also classified within Level 2. We determine the fair value of these instruments by considering the estimated amount we would pay or receive to terminate these agreements at the reporting date. We use observable inputs, including quoted prices in active markets for similar assets or liabilities. Foreign currency contracts consist of forward foreign exchange contracts for primarily the Euro, British pound, Canadian dollar, and Australian dollar. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. For the three and nine-month periods ended January 23, 2009, net losses generated by hedged assets and liabilities totaled $3,373 and $28,478, respectively, which were offset by gains on related derivative instruments of $1,891 and $24,038, respectively. For the three and nine-month periods ended January 25, 2008, net gains generated by hedged assets and liabilities totaled $1,529 and $6,789, respectively, which were offset by losses on related derivative instruments of $2,075 and $6,588, respectively.

We classify items in Level 3 if the investments are valued using a pricing model or based on unobservable inputs in the market. These investments include auction rate securities, the Primary Fund and cost method investments.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ended January 23, 2009.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
		Auction Rate	Private Equity	Nonpublic
	Primary Fund	Securities	Fund	Companies

Beginning balance at April 25, 2008	$—	$72,600	$2,584	$8,585
Total unrealized losses included in other comprehensive income	—	(642)	—	—
Total realized losses included in earnings	—	—	(190)	(2,431)
Purchases, sales and settlements, net	—	(100)	99	—

Ending balance at July 25, 2008	$—	$71,858	$2,493	$6,154
Total unrealized losses included in other comprehensive income	—	(473)	—	—
Total realized gains (losses) included in earnings	—	(2,122)	475	163
Purchases, sales and settlements, net	—	(300)	(602)	(355)
Transfers to Level 3	597,974	—	—	—

Ending balance at October 24, 2008	$597,974	$68,963	$2,366	$5,962
Total unrealized gains included in other comprehensive income	—	247	—	—
Total realized losses included in earnings	—	—	(165)	(1,526)
Purchases, sales and settlements, net	(478,797)	(100)	(49)	—

Ending balance at January 23, 2009	$119,177	$69,110	$2,152	$4,436

As of January 23, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $128,475 and an estimated fair value of $119,177, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. In the three-month period ended October 24, 2008, we recognized an other-than-temporary impairment charge of $9,298, which was our pro rata share of the Primary Fund’s overall investment in Lehman Brothers’ securities. All amounts invested in the Primary Fund are included in long-term investments given the lack of liquidity of the fund and the uncertainty as to the timing and the amount of the final distributions of the fund.

The Primary Fund investments were classified as Level 3 due to lack of market data to determine fair value. We received total distributions of $478,797 in the third quarter of fiscal 2009 and an additional $40,287 on February 20, 2009 from the Primary Fund. Those proceeds have been invested in unrelated money market funds, which are classified as cash equivalents. Our remaining investment in the Primary Fund as of February 20, 2009 is $78,890.

As of January 23, 2009, we had auction rate securities with a par value of $75,600 and an estimated fair value of $69,110. Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education. During the nine-month period ended January 23, 2009, we recorded an other-than-temporary impairment loss of $2,122, due to a decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades. Based on an analysis of the fair value and marketability of these investments, we recorded temporary impairment charges of approximately $5,060 as of January 23, 2009, partially offset by unrealized gains of $692, within other comprehensive loss, an element of stockholders’ equity on our balance sheet. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until recovery of the cost basis or maturity of these securities. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments quarterly.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 23, 2009, we held $6,588 of other investments carried at cost consisting of a private equity fund and direct investments in technology companies. These investments are accounted for using the cost method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During the three and nine-month periods ended January 23, 2009, we recorded $1,691 and $3,674, respectively, of impairment charges on certain of our cost method investments and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of those assets to be other-than-temporary. These cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately held technology entities without quoted market prices.

Other Fair Value Disclosures

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we are required to disclose the fair value of our long-term debt at least annually or more frequently if the fair value has changed significantly. Our convertible notes and debt are carried at cost. The fair value of our debt also approximates its carrying value as of April 25, 2008 based upon inputs that are observable directly in active markets (level 2.) The estimated fair value of the Notes was approximately $1,015,163 at January 23, 2009, based upon quoted market information (Level 2.)

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

10.	Net Income (Loss) per Share

Basic net income/(loss) per share is computed by dividing income/(loss) available to common stockholders by the weighted average number of common shares outstanding, excluding common shares subject to repurchase for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, employee stock purchase plan (“ESPP”), warrants, and restricted stock awards.

As we incurred a net loss for the three month period ended January 23, 2009, incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, ESPP, warrants, and restricted stock awards have been excluded from the diluted net loss per share computations as their effects are anti-dilutive. Net loss per share for the three-month period ended January 23, 2009 is computed by dividing net loss by weighted shares used in the basic computation.

Certain options outstanding, representing 57,795 shares of common stock have been excluded from the diluted net income per share calculations for the nine months ended January 23, 2009, and 40,085 and 37,552 shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended January 25, 2008, respectively. These options have been excluded from the diluted net income per share calculations because their effect would have been antidilutive as these options’ exercise prices were above the average market prices in such periods.

As of January 23, 2009, we have repurchased 104,325 shares of our common stock under various stock repurchase programs since inception. Such repurchased shares are held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$(75,392)	$101,823	$11,461	$219,918

Shares (Denominator):
Weighted average common shares outstanding	329,130	344,455	330,189	355,015
Weighted average common shares outstanding subject to repurchase	(104)	(180)	(122)	(216)

Shares used in basic computation	329,026	344,275	330,067	354,799
Weighted average common shares outstanding subject to repurchase	—	180	122	216
Common shares issuable upon exercise of stock options	—	8,325	4,881	10,275

Shares used in diluted computation	329,026	352,780	335,070	365,290

Net Income (Loss) per Share:
Basic	$(0.23)	$0.30	$0.03	$0.62

Diluted	$(0.23)	$0.29	$0.03	$0.60

See Note 5 on the potential impact of the Notes, Note Hedges, and Warrants on diluted earnings per share.

11.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Net income (loss)	$(75,392)	$101,823	$11,461	$219,918
Change in currency translation adjustment	170	(284)	(3,709)	915
Change in unrealized gain (loss) on available-for-sale investments, net of related tax effect	10,161	3,740	(1,195)	(920)
Change in unrealized gain (loss) on derivatives	(2,953)	1,283	1,405	3,043

Comprehensive income (loss)	$(68,014)	$106,562	$7,962	$222,956

The components of accumulated other comprehensive income were as follows:

	January 23,	April 25,
	2009	2008

Accumulated translation adjustments	$723	$4,432
Accumulated unrealized loss on available-for-sale investments	(3,512)	(2,317)
Accumulated unrealized loss on derivatives	63	(1,342)

Total accumulated other comprehensive income (loss)	$(2,726)	$773

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring and Other Charges

Fiscal 2009 Third Quarter Restructuring Plan

In December 2008, we announced our decision to cease the development and availability of our SnapMirror® for Open Systems (“SMOS”) product, which was originally acquired through our acquisition of Topio, Inc. (“Topio”) in fiscal 2007. As part of this decision we also announced the closure of our engineering facility in Haifa, Israel. These restructuring activities resulted in costs of (1) $1,035 of severance-related amounts and other charges attributable to the termination of approximately 52 employees, primarily research and development personnel in Haifa; (2) $1,109 of abandoned excess facilities charges relating to non-cancelable lease costs, which are net of expected sublease income; (3) $77 in contract cancellation charges; and (4) $1,817 of fixed assets write-offs including leasehold improvements. In recording the facility lease restructuring reserve, we made certain estimates and assumptions related to the (i) time period over which the relevant building would remain vacant, (ii) sublease terms, and (iii) sublease rates. This restructuring also resulted in an impairment charge of $14,917 on acquired intangible assets related to the acquisition of Topio.

We expect that severance-related charges and other costs will be substantially paid by the fourth quarter of fiscal 2009. We also expect the remaining contractual obligations relating to lease payments on the abandoned facility to be substantially paid by December 2012.

			Contract
	Severance-Related		Cancellation	Fixed Assets	Intangible
	Charges	Facilities	Costs	Write-off	Write-off	Total

Reserve balance at October 24, 2008	$—	$—	$—	$—	$—	$—
Restructuring and other charges	1,035	1,109	77	1,817	14,917	18,955
Cash payments	(376)	(8)	(20)	—	—	(404)
Non-cash charges	—	—	—	(1,817)	(14,917)	(16,734)
FX effect	(39)	(65)	(3)	—	—	(107)

Reserve balance at January 23, 2009	$620	$1,036	$54	$—	$—	$1,710

Of the reserve balance at January 23, 2009, $1,023 was included in other accrued liabilities, and the remaining $687 was classified as other long-term obligations.

Fiscal 2002 Fourth Quarter Restructuring Plan

As of January 23, 2009, we also have $1,434 remaining in facility restructuring reserves established during a restructuring in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease income. We reevaluate our estimates and assumptions periodically and make adjustments as necessary based on the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the three and nine-month periods ended January 23, 2009, we did not record any charge or reduction to this facility restructuring reserve. We expect to substantially fulfill the remaining contractual obligations related to this facility restructuring reserve by fiscal 2011.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to facility restructuring reserves, net of expected sublease terms as of January 23, 2009:

Facility
Restructuring
Reserve

Reserve balance at April 25, 2008	$1,924
Cash payments	(163)

Reserve balance at July 25, 2008	$1,761
Cash payments	(163)

Reserve balance at October 24, 2008	$1,598
Cash payments	(164)

Reserve balance at January 23, 2009	$1,434

Of the reserve balance at January 23, 2009, $687 was included in other accrued liabilities, and the remaining $747 was classified as other long-term obligations.

13.	Commitments and Contingencies

The following summarizes our commitments and contingencies at January 23, 2009, and the effect such obligations may have on our future periods:

Contractual Obligations:	2009*	2010	2011	2012	2013	Thereafter	Total

Office operating lease payments(1)	$6,585	$25,985	$21,287	$16,848	$14,169	$42,414	$127,288
Real estate lease payments(2)	1,340	5,360	5,360	5,360	131,086	102,830	251,336
Equipment operating lease payments(3)	5,212	17,224	10,197	2,941	1,265	—	36,839
Venture capital funding commitments(4)	46	173	161	13	—	—	393
Capital expenditures(5)	5,865	—	—	—	—	—	5,865
Communications and maintenance(6)	9,105	22,612	12,758	2,259	306	—	47,040

Total Contractual Cash Obligations	$28,153	$71,354	$49,763	$27,421	$146,826	$145,244	$468,761

Other Commercial Commitments:
Letters of credit(7)	$3,115	$2,329	$261	$306	$59	$482	$6,552

*	Reflects the remaining three months of fiscal 2009.

(1)	We enter into operating leases in the normal course of business. We lease sales offices and research and development facilities under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2019. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the associated lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 12.

(2)	Included in real estate lease payments pursuant to six financing arrangements with BNP Paribas Leasing Corporation (“BNPPLC”) are (i) lease commitments of $1,340 in the remainder of fiscal 2009; $5,360 in each of the fiscal years 2010, 2011, and 2012; $3,968 in fiscal 2013; and $1,428 thereafter, which are based on the LIBOR rate at January 23, 2009 plus a spread or a fixed rate, for terms of five years; and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $228,520 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will ultimately be recorded as property and equipment.

(6)	Communication and maintenance represents payments we are required to make based on minimum volumes under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in September 2012.

(7)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees, and surety bonds, which were primarily related to self-insurance.

Real Estate Leases

We have commitments related to six lease arrangements with BNPPLC for approximately 874,274 square feet of office space including a parking structure for our headquarters in Sunnyvale, California, and a data center at our research and development center in Research Triangle Park (“RTP”), North Carolina. As of January 23, 2009, we have leasing arrangements (“Leasing Arrangements 1, 2, 3”) which require us to lease our land in Sunnyvale and RTP to BNPPLC for a period of 99 years and to construct approximately 500,000 square feet of space costing up to $167,797. As of January 23, 2009, we also have commitments relating to financing and operating leasing arrangements with BNPPLC (“Leasing Arrangements 4, 5, 6”) for approximately 374,274 square feet located in Sunnyvale, California, costing up to $101,050. Under these leasing arrangements, we began paying BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We will make payments for each of the leases for a term of five or five and one-half years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at January 23, 2009, and the date we began to make payments for each of our leasing arrangements:

				Lease
Leasing		Residual	LIBOR plus Spread	Commencement
Arrangements	Cost	Guarantee	or Fixed Rate	Date	Term

1	$48,500	$41,225	3.99%	January 2008	5 years
2	$58,297	$49,552	1.30%	January 2009	5 years
3	$61,000	$51,850	1.30%	January 2009	5.5 years
4	$79,950	$67,958	1.30%	December 2007	5 years
5	$10,475	$8,904	3.97%	December 2007	5 years
6	$10,625	$9,031	3.99%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of January 23, 2009. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short-Term Investments.

On December 1, 2008, we terminated a leasing arrangement in connection with a separate building located in Sunnyvale, California and repaid $8,080 of the outstanding balance drawn under the construction allowance. As a

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of this termination, we are no longer contractually obligated to pay lease payments for the five year lease period and the residual guarantee.

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

Warranty Reserve

Beginning balance at April 25, 2008	$42,815
Liabilities accrued for warranties issued during the period	5,506
Warranty reserve utilized during the period	(6,486)
Adjustment to pre-existing warranties during the period	94

Ending balance at July 25, 2008	$41,929
Liabilities accrued for warranties issued during the period	6,725
Warranty reserve utilized during the period	(6,495)
Adjustment to pre-existing warranties during the period	2,770

Ending balance at October 24, 2008	$44,929
Liabilities accrued for warranties issued during the period	7,478
Warranty reserve utilized during the period	(7,017)
Adjustment to pre-existing warranties during the period	(432)

Ending balance at January 23, 2009	$44,958

Foreign Exchange Contracts

As of January 23, 2009, the notional fair value of our foreign exchange forward and foreign currency option contracts totaled $419,862. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid on purchased options.

Recourse and Nonrecourse Leases

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. These arrangements are generally collateralized by a security interest in the underlying assets. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company are received. As of January 23, 2009, and April 25, 2008, the maximum recourse exposure under such leases totaled approximately $23,835 and $24,842, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced material losses under our lease financing programs.

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

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by the GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We have been advised by the Department of Justice that they believe the Company could be liable for overcharges in the amount of up to $131,200 in that the Company failed to comply with the price reduction clause in certain of its contracts with the government. We disagree with the government’s claim, are cooperating with the investigation and have met with the government to discuss our position on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. As a result of negotiations regarding a possible settlement which occurred during the three-month period ended January 23, 2009, we have made an assessment of the probability of incurring any such loss and recorded a $128,000 accrual for this contingency. Such amount is reflected as “GSA contingency accrual” and classified as a reduction in revenue and current liability in our condensed consolidated financial statements. It is difficult to predict the outcome of this GSA matter with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. We are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of January 23, 2009.

14.	Income Taxes

We adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”) at the beginning of fiscal 2008.

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

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation with respect to those companies.

On February 17, 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted. Included in the bill are provisions that would extend the 50% bonus depreciation for another year through 2009. We do not expect a material impact to the effective tax rate or the tax provision for the Company as a result of this proposed law change.

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

On October 3, 2008, the “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007, and before January 1, 2010. We recorded a discrete tax benefit of $3,501 for the nine-month period ended January 23, 2009 for the impact of the retroactive extension of the federal research credit to April 2008.

During the first nine months of fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with federal income tax audit conducted with respect to our fiscal 2003 and 2004 tax years. In January we received a Revenue Agent’s Report from the IRS that is consistent with the Notices of Proposed Adjustments. While the outcome of the issues and adjustments raised in these Notices of Proposed Adjustments and the Revenue Agent’s Report are uncertain at this time, our management believes that we have made adequate provisions in the accompanying Condensed Consolidated Financial Statements for any adjustments that may be ultimately determined with respect to these returns.

15.	Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance under EITF 99-20 to be consistent with guidance under FASB No. 115. FSP EITF No. 99-20-1 removes the reference to market participants when a company determines impairment of a security under the expected future cash flows. FSP EITF No. 99-20-1 requires the company to recognize other-than temporary impairment as a realized loss through earnings when it is probable that there has been an adverse change in estimated cash flows from the cash flows previously projected. The company must also consider all available information when developing the estimate of future cash flows. This FSP was effective for interim and annual periods ending after December 15, 2008. The adoption of FSP EITF No. 99-20-1 did not have a material impact on our financial position or results of operations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” which we adopted as of July 26, 2008, in situations where the market is not active. We have considered the guidance provided by FSP No. 157-3 in our determination of estimated fair values as of January 23, 2009, and the impact was not material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This standard was effective beginning November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our financial position or results of operations.

In September 2008, the FASB issued FSP No. SFAS 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45;

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133-1 and FIN 45-4”.) FSP SFAS 133-1 and FIN 45-4 amend FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarify the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The effective date for disclosures required by Statement No. 161 is our fourth quarter of fiscal 2009. The adoption of FSP SFAS 133-1 and FIN 45-4 is not expected to have a material impact on our financial position or results of operations.

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

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB No. 14-1”.) FSP APB No. 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. Upon adoption of FSP APB No. 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital (the equity component). The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required. Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. We are currently evaluating the impact FSP APB No. 14-1 will have on our results of operations and our financial position.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. This statement is effective for our fourth quarter of fiscal 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our financial position or results of operations.

NETAPP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), and FSP No. 157-2, “Effective Date of FASB Statement 157” (“FSP No. 157-2”). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. We are currently evaluating the impact that these provisions of SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are required to adopt SFAS No. 141(R) at the beginning of the first quarter of fiscal 2010, which begins on April 25, 2009. We are currently evaluating the effect that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. We are required to adopt SFAS No. 160 at the beginning of the first quarter of fiscal 2010, which begins on April 25, 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 160 will have on our consolidated financial statements.

16.	Subsequent Events

On February 11, 2009, we announced a restructuring of our worldwide operations in response to the worsening global macro economic conditions and uncertainty about Information Technology (“IT”) spending during the 2009 calendar year. We expect to incur restructuring charges relating primarily to workforce reduction charges including severance and employee-related costs, lease termination charges and other costs. We expect to complete these restructuring actions before December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	our restructuring plans, including the amount and timing of any related payments, expense reductions, and effects on cash flow;

•	competitive positions;

•	product introductions, development, enhancements and acceptance;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements;

•	the impact of completed acquisitions;

•	our anticipated tax rate;

•	the continuation of our stock repurchase program;

•	industry trends or trend analyses; and

•	the conversion, maturation or repurchase of the Notes,

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

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to maintain or increase backlog and increase revenue;

•	our ability to successfully execute on our strategy to invest in additional sales personnel and our global brand awareness campaign in order to increase our customer base, market share and revenue;

•	our ability to successfully introduce new products;

•	our ability to capitalize on changes in market demand;

•	acceptance of, and demand for, our products;

•	demand for our global service and support and professional services;

•	our ability to identify and respond to significant market trends and emerging standards;

•	our ability to realize our financial objectives through management of our investment in people, process, and systems;

•	our ability to maintain our supplier and contract manufacturer relationships;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to expand direct and indirect sales and global service and support;

•	the general economic environment and the growth of the storage markets;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	our ability to finance construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits and inquiries, including the outcome of our discussions regarding the GSA inquiry; and

•	those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 57.

Third Quarter Fiscal 2009 Overview

Revenues for the third quarter of fiscal 2009 decreased by 15.6% to $746.3 million, which included the impact of a $128.0 million accrual to value a contingency related to a dispute with the General Services Administration (GSA), as compared to revenues of $884.0 million for the same period a year ago. Revenues for the first nine months of the current fiscal year totaled $2.5 billion compared to revenues of $2.4 billion for the first nine months of the prior year, an increase of 6.8% year over year.

Business levels softened in January 2009 as many of our largest customers’ budgets contracted, resulting in lower revenues for the quarter. At the same time, the NetApp® storage efficiency value proposition remains appealing. We gained a record number of new customers during the quarter, but revenues declined in part due to a decrease in the number of large systems shipped, which were only partially offset by revenue growth in low end systems.

During the third quarter of fiscal 2009, we announced our decision to cease the development of our SnapMirror for Open Systems (“SMOS”) product and the closure of an engineering facility in Haifa, Israel. We recognized an incremental $19.0 million of restructuring charge primarily attributable to severance and employee-related costs and facility closure costs as well as the impairment of certain acquired intangible assets.

As a result of the deteriorating economic environment, we have continued our focus on expense management while optimizing our resource allocation to fund investment in strategic initiatives. Our actions are designed to preserve our revenue-generating potential, increase our focus on key growth opportunities, and at the same time improve operating leverage in fiscal year 2010.

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

The fair value hierarchy is broken down into the three input levels summarized below:

•	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities, and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasury notes and trading securities with quoted prices on active markets.

•	Level 2 — Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, corporate securities, certificates of deposit, and over-the-counter derivatives.

•	Level 3 — Valuations based on unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. Examples of assets and liabilities utilizing Level 3 inputs are cost method investments, auction rate securities, and the Primary Fund.

We measure our available-for-sale securities at fair value on a recurring basis. Available-for-sale securities include U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, money market funds and certificates of deposit. Where possible, we utilize quoted market prices to measure and such items are classified as Level 1 in the hierarchy. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Such assets are classified as Level 2 or Level 3 in the hierarchy. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

We are also exposed to market risk relating to our available-for-sale investments due to uncertainties in the credit and capital markets. As a result of the bankruptcy filing of Lehman Brothers, we recorded an other-than-temporary impairment charge of $21.1 million in the first nine months of fiscal 2009 related to Lehman Brothers corporate bonds and the Primary Fund that held Lehman Brothers investments as well as an other-than-temporary impairment charge of $2.1 million related to the value of our auction rate securities. The fair value of our investments may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our investments. We will continue to monitor and evaluate the accounting for our investment portfolio on a quarterly basis for additional other-than-temporary impairment charges. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $28.6 million for both of the quarters ended January 23, 2009 and April 25, 2008 on certain of our deferred tax assets. In accordance with the reporting requirements under SFAS 123R, footnote 82, we do not include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to the exercise of employee stock options should not be realized until they result in a reduction of taxes payable. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowances excluded under footnote 82 of SFAS 123R are $206.7 million and $245.1 million as of January 23, 2009 and April 25, 2008, respectively.

We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP. In recent years, some other companies have had their foreign IP arrangements challenged as part of an examination. During the first nine months of fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years. If upon the conclusion of these audits the ultimate determination of our taxes owed resulting from the current IRS audit or in any of the other tax jurisdictions is an amount in excess of the tax provision we have recorded or reserved for, our overall effective tax rate may be adversely impacted in the period of adjustment.

Pursuant to FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions based on the estimates of our uncertain tax positions based upon several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we will adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

Recent Accounting Standards

See Note 15 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2009	2008	2009	2008

Revenues:
Product	70.8%	68.8%	65.2%	68.2%
Software entitlements and maintenance	21.0	14.2	18.0	14.8
Service	25.4	17.0	21.9	17.0
Reserve for GSA contingency	(17.2)	—	(5.1)	—

	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of product	33.8	29.1	30.2	28.5
Cost of software entitlements and maintenance	0.3	0.3	0.3	0.3
Cost of service	13.2	9.6	11.9	10.3

Gross Margin	52.7	61.0	57.6	60.9

Operating Expenses:
Sales and marketing	39.2	31.6	35.5	32.9
Research and development	16.4	12.6	14.8	13.8
General and administrative	6.8	4.8	6.0	5.2
Restructuring and other charges	2.5	—	0.8	—

Total Operating Expenses	64.9	49.0	57.1	51.9

Income (loss) from Operations	(12.2)	12.0	0.5	9.0
Other Income (Expenses), Net:
Interest income	1.7	1.9	1.8	2.1
Interest expense	(1.0)	(0.4)	(0.8)	(0.3)
Gain (loss) on investments, net	(0.2)	(0.1)	(1.1)	0.5
Other expenses, net	(0.2)	(0.1)	(0.1)	—

Total Other Income (Expenses), Net	0.3	1.3	(0.2)	2.3

Income (Loss) Before Income Taxes	(11.9)	13.3	0.3	11.3
Provision (Benefit) for Income Taxes	(1.8)	1.8	(0.1)	2.0

Net Income (Loss)	(10.1)%	11.5%	0.4%	9.3%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three and nine-month periods ended January 23, 2009 and January 25, 2008 were as follows:

	Three Months Ended
	January 23,	January 25,
	2009	2008	% Change
	(In millions)

Net revenues	$746.3	$884.0	(15.6)%

	Nine Months Ended
	January 23,	January 25,
	2009	2008	% Change
	(In millions)

Net revenues	$2,526.8	$2,365.4	6.8%

Our net revenues for the three and nine-month periods ended January 23, 2009 was negatively impacted by a $128.0 million accrual to value a contingency related to a dispute with the General Services Administration (GSA). This dispute relates to a disagreement over our discount practices and compliance with the price reduction clause provisions of our GSA contracts for the period of 1995 to 2005. See Note 13 to the Condensed Consolidated Financial Statements.

The decline in our net revenues for the three-month period ended January 23, 2009 was due to the negative impact from establishment of the reserve for GSA contingency and a decrease in product revenues, partially offset by increases in software entitlements and maintenance revenues as well as service revenues. The increase in our net revenues for the nine-month period ended January 23, 2009 was due to increases in product revenues, software entitlements and maintenance revenues as well as service revenues, partially offset by the negative impact from establishment of the reserve for GSA contingency.

Sales through our indirect channels represented 81.3% and 63.3% of our net revenues for the three-month periods ended January 23, 2009 and January 25, 2008, respectively. Sales through our indirect channels represented 69.3% and 62.5% of our net revenues for the nine-month periods ended January 23, 2009 and January 25, 2008, respectively.

We also experienced increased volumes from channel partners such as IBM, Arrow and Avnet during the three and nine-month periods ended January 23, 2009, compared to the prior year period. During the three-month period ended January 23, 2009, two U.S. distributors accounted for approximately 11.5% and 12.1% of our net revenues, respectively. During the nine-month period ended January 23, 2009, two U.S. distributors accounted for approximately 10.8% and 10.5% of our net revenues, respectively. No customer accounted for ten percent of our net revenues during the three and nine-month periods ended January 25, 2008.

Product Revenues

	Three Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Product revenues	$528.2	70.8%	$608.1	68.8%	(13.1)%

	Nine Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Product revenues	$1,646.5	65.2%	$1,612.9	68.2%	2.1%

Product revenues decreased by $79.9 million in the three-month period ended January 23, 2009, as compared to the same period a year ago. This decrease was due to a $29.6 million decrease attributed to unit volume, and a $50.3 million decrease attributed to price and product configuration mix.

Revenues from our expanded portfolio of new products (products we began shipping in the last twelve months) increased $159.8 million, while revenues from our existing products rose $63.0 million. Increased revenues from new products included the recent product introductions in our midrange FAS 3000 and V3000 series systems. Increased revenues from existing products were primarily from our entry level FAS 2000 series and high-end FAS 6000 series.

These increases were offset by a $302.7 million decrease in shipments of our older generation products (older or end-of-life products with declining year over year revenue as well as products we no longer ship), including older generation FAS 3000 and FAS 6000 systems.

Product revenues increased by $33.6 million in the nine-month period ended January 23, 2009, as compared to the same period a year ago. This increase was due to a $208.8 million increase attributed to unit volume, offset by a $175.2 million decrease attributed to price and product configuration mix.

Revenues from our expanded portfolio of new products increased $453.9 million, while revenues from our existing products rose $320.2 million. Increased revenues from new products included the recent product introductions in our midrange FAS 3100 series systems. Increased revenues from existing products were primarily from our entry level FAS 2000 series systems and high-end FAS 6000 series.

These increases were partially offset by a $740.5 million decrease in shipments of our older generation products, including older generation FAS 3000 and FAS 6000 systems.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This wide variation in customer configurations can significantly impact revenue, cost of revenue, and gross margin performance. Price changes, volumes, and product configuration mix can also impact revenue, cost of revenue and gross margin performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year, and we pass along those price decreases to our customers while working to maintain relatively constant margins on our disk drives. While price per petabyte continues to decline, system performance and increased capacity have an offsetting impact on product revenue.

Software Entitlements and Maintenance Revenues

	Three Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Software entitlements and maintenance revenues	$156.5	21.0%	$125.6	14.2%	24.7%

	Nine Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Software entitlements and maintenance revenues	$453.7	18.0%	$350.6	14.8%	29.4%

Software entitlements and maintenance revenues increased by 24.7% and 29.4% for the three and nine-month periods ended January 23, 2009, respectively, compared to the same periods a year ago. The year over year increase in software entitlements and maintenance revenues was due to a larger installed base of customers that have purchased or renewed software entitlements and maintenance, as well as upgrades from new and existing customers.

Service Revenues — Service revenues include professional services, service maintenance and educational and training services.

	Three Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Service revenues	$189.6	25.4%	$150.3	17.0%	26.1%

	Nine Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Service revenues	$554.6	21.9%	$401.9	17.0%	38.0%

Professional service revenues increased by 23.4% and 37.2% for the three and nine-month periods ended January 23, 2009, respectively, compared to the same periods a year ago. The increases were due to higher customer demand for our professional services in connection with the integration of our solutions into customers’ IT environments. Service maintenance revenues increased by 27.5% and 37.5% for the three and nine-month periods ended January 23, 2009, respectively, compared to the same periods a year ago. The increases were due to an installed base which has grown over time as a result of new customer support contracts and renewals from existing customers.

Net Revenues by Geographies

	Three Months Ended
	January 23,	% of Net	January 25,	% of Net
	2009	Revenues	2008	Revenues	% Change
	(In millions)

Europe, Middle East and Africa	$314.0	42.1%	$307.6	34.8%	2.1%
Asia Pacific, Australia	102.1	13.7%	114.9	13.0%	(11.1)%
Americas	458.2	61.4%	461.5	52.2%	(0.7)%
Reserve for GSA contingency	(128.0)	(17.2)%	—	0.0%	N/A

Net revenues	$746.3		$884.0

	Nine Months Ended
	January 23,	% of Net	January 25,	% of Net
	2009	Revenues	2008	Revenues	% Change
	(In millions)

Europe, Middle East and Africa	$885.2	35.0%	$763.8	32.3%	15.9%
Asia Pacific, Australia	308.0	12.2%	296.7	12.5%	3.8%
Americas	1,461.5	57.8%	1,304.9	55.2%	12.0%
Reserve for GSA contingency	(128.0)	(5.1)%	—	0.0%	N/A

Net revenues	$2,526.7		$2,365.4

We saw deteriorating global macroeconomic conditions throughout the third quarter of fiscal 2009 which adversely impacted our revenue growth, particularly in the Asia Pacific and Australia geography. Americas revenue consists of revenue from the United States, Canada and Latin America.

Product Gross Margin

	Three Months Ended
	January 23,	% of Product	January 25,	% of Product
	2009	Revenue	2008	Revenue
	(In millions)

Product gross margin	$275.9	52.2%	$351.3	57.8%

	Nine Months Ended
	January 23,	% of Product	January 25,	% of Product
	2009	Revenue	2008	Revenue
	(In millions)

Product gross margin	$884.1	53.7%	$939.7	58.3%

The reduction in product gross margin (as a percentage of product revenue) for the three and nine-month periods ended January 23, 2009 was due to increased rebates and channel initiatives, lower software content and pricing associated with midrange and low-end products, reduced revenue from our older generation products and increased warranty costs, partially offset by increased revenue from add-on software. We expect future product gross margin may continue to be impacted by a variety of factors including selective price reductions and discounts, increased indirect channel sales, higher software revenue mix and the margin profile of new products.

Stock-based compensation expense included in cost of product revenues was $0.8 million and $2.3 million for the three and nine-month periods ended January 23, 2009, respectively, compared to $0.8 million and $2.5 million for the three and nine-month periods ended January 25, 2008, respectively. Amortization of existing technology included in cost of product revenues was $6.2 million and $19.7 million for the three and nine-month periods ended January 23, 2009, respectively, and $5.3 million and $15.8 million for the three and nine-month periods ended January 25, 2008, respectively. Estimated future amortization of existing technology to cost of product revenues will be $4.9 million for the remainder of fiscal 2009, $17.1 million for fiscal year 2010, $9.3 million for fiscal year 2011, $5.9 million for fiscal year 2012, and $4.4 million for fiscal year 2013.

Software Entitlements and Maintenance Gross Margin

	Three Months Ended
		% of Software		% of Software
		Entitlements and		Entitlements and
	January 23,	Maintenance	January 25,	Maintenance
	2009	Revenue	2008	Revenue
	(In millions)

Software entitlements and maintenance gross margin	$154.2	98.5%	$123.0	98.0%

	Nine Months Ended
		% of Software		% of Software
		Entitlements and		Entitlements and
	January 23,	Maintenance	January 25,	Maintenance
	2009	Revenue	2008	Revenue
	(In millions)

Software entitlements and maintenance gross margin	$446.9	98.5%	$344.1	98.1%

Software entitlements and maintenance gross margin (as a percentage of software entitlements and maintenance revenue) for the three and nine-month periods ended January 23, 2009 remained relatively flat compared to the same periods a year ago as there were no significant changes in the margin profile of software entitlements and maintenance.

Service Gross Margin

	Three Months Ended
	January 23,	% of Service	January 25,	% of Service
	2009	Revenue	2008	Revenue
	(In millions)

Service gross margin	$91.1	48.1%	$65.0	43.2%

	Nine Months Ended
	January 23,	% of Service	January 25,	% of Service
	2009	Revenue	2008	Revenue
	(In millions)

Service gross margin	$253.1	45.6%	$156.7	39.0%

The improvement in service gross margin (as a percentage of service revenue) for the three and nine-month periods ended January 23, 2009 was primarily due to increased service revenue volume and improved productivity. The increases in service revenue were partially due to increased global support contracts and expanded professional services solutions. These increases were partially offset by increased warranty costs, increased service infrastructure spending to support our customers, which included additional professional support engineers, increased support center activities and global service partnership programs. Stock-based compensation expense of $2.9 million and $8.3 million was included in the cost of service revenue for the three and nine-month periods ended January 23, 2009, respectively, compared to $2.5 million and $7.8 million for the three and nine-month periods ended January 25, 2008, respectively.

Service gross margin is also typically impacted by factors such as the size and timing of support service initiations and renewals and incremental investments in our customer support infrastructure.

Sales and Marketing — Sales and marketing expense consists primarily of salaries and related benefits, commissions, advertising and promotional expenses, stock-based compensation expense, and certain customer service and support costs. Sales and marketing expense for the three and nine-month periods ended January 23, 2009 and January 25, 2008 was as follows:

	Three Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Sales and marketing	$291.6	39.2%	$279.1	31.6%	4.5%

	Nine Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Sales and marketing	$898.8	35.5%	$779.1	32.9%	15.4%

The increase in sales and marketing expense for the three-month period ended January 23, 2009 compared to the same period a year ago was primarily due to a $14.2 million increase in salaries and related benefits due to higher headcount, a $10.0 million increase in facilities and IT expenses resulting from headcount growth, write-off of $9.4 million related to a sales force automation tool which was determined not to be suitable for our strategic requirements, offset by an $8.2 million decrease in commission expenses, a $6.3 million decrease in marketing expenses and a $6.3 million decrease in travel expenses.

The increase in sales and marketing expense for the nine-month period ended January 23, 2009 compared to the same period a year ago was primarily due to a $67.0 million increase in salaries and related benefits due to higher headcount, a $28.1 million increase in facilities and IT expenses resulting from headcount growth, write-off of $9.4 million related to a sales force automation tool, a $5.7 million increase in marketing expenses including branding campaign costs, a $3.9 million charge associated with the cancellation of our NetApp Accelerate user conference, and a $3.8 million increase in travel expenses.

Sales and marketing expense for the three-month period ended January 23, 2009 was favorably impacted by the strengthening of the U.S. dollar relative to other foreign currencies (primarily Euro, British pound and Australian Dollar). Had foreign exchange rates remained constant in these periods, our sales and marketing expense in the three month period ended January 23, 2009 would have been approximately $10.2 million higher, or 3.5%, higher. The foreign currency exchange rate impact on sales and marketing expense was insignificant for the nine-month period ended January 23, 2009.

Stock compensation expense included in sales and marketing expense for the three and nine-month periods ended January 23, 2009 was $15.8 million and $45.0 million, respectively, compared to stock compensation expense of $14.8 million and $49.4 million for the three and nine-month periods ended January 25, 2008, respectively. Amortization of trademarks/trade names and customer contracts/relationships included in sales and marketing expense was $1.1 million and $3.6 million for the three and nine-month periods ended January 23, 2009, respectively, compared to $1.0 million and $2.9 million for the three and nine-month periods ended January 25, 2008, respectively. Based on identified intangibles related to our acquisitions recorded at January 23, 2009, estimated future amortization of trademarks and customer relationships included in sales and marketing expense will be $0.8 million for the remainder of fiscal 2009, $3.4 million for fiscal 2010, $2.4 million for fiscal 2011, $1.3 million for fiscal 2012, $0.6 million for fiscal 2013 and $1.3 million thereafter.

Research and Development — Research and development expense consists primarily of salaries and related benefits, stock-based compensation, prototype expenses, engineering charges, consulting fees, and amortization of capitalized patents. Research and development expense for the three and nine-month periods ended January 23, 2009 and January 25, 2008 was as follows:

	Three Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Research and development	$122.7	16.4%	$111.7	12.6%	9.8%

	Nine Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Research and development	$373.5	14.8%	$327.2	13.8%	14.1%

The increase in research and development expense for the three-month period ended January 23, 2009 compared to the same period a year ago was primarily due to a $10.1 million increase in salaries and related benefits resulting from higher headcount, and a $2.7 million increase in facilities and IT expenses resulting from headcount growth.

The increase in research and development expense for the nine-month period ended January 23, 2009 compared to the same period a year ago was primarily due to a $33.9 million increase in salaries and related benefits resulting from higher headcount, and a $10.1 million increase in facilities and IT expenses resulting from headcount growth. For the third quarter and first nine months of fiscal 2009 and fiscal 2008, no software development costs were capitalized.

Stock compensation expense included in research and development expense for the three and nine-month periods ended January 23, 2009 was $9.0 million and $26.7 million, respectively, and $10.8 million and $36.3 million in the three and nine-month periods ended January 25, 2008, respectively. Also included in research and development expense is capitalized patents amortization which was insignificant for all periods presented.

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

General and Administrative — General and administrative expense consists primarily of salaries and related benefits for corporate executives, finance and administrative personnel, facilities, recruiting expenses, professional fees, corporate legal expenses, other corporate expenses, and IT and facilities-related expenses. General and administrative expense for the three and nine-month periods ended January 23, 2009 and January 25, 2008 was as follows:

	Three Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

General and administrative	$51.0	6.8%	$42.8	4.8%	19.3%

	Nine Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

General and administrative	$151.5	6.0%	$123.7	5.2%	22.4%

The increase in general and administrative expense for the three-month period ended January 23, 2009 compared to the same period a year ago was primarily due to a $4.7 million increase in professional and legal fees for general corporate matters, a $2.2 million increase in facilities and IT expenses resulting from headcount growth, and a $1.5 million increase in salaries and related benefits resulting from higher headcount.

The increase in general and administrative expense for the nine-month period ended January 23, 2009 compared to the same period a year ago was primarily due to a $15.8 million increase in professional and legal fees for general corporate matters, an $8.8 million increase in salaries and related benefits resulting from higher headcount, and a $6.3 million increase in facilities and IT expenses resulting from headcount growth. Stock compensation expense included in general and administrative expense for the three and nine-month periods ended January 23, 2009 was $6.0 million and $16.3 million, respectively, compared to $5.4 million and $17.0 million for the three and nine-month periods ended January 25, 2008, respectively.

Restructuring and Other Charges

Fiscal 2009 Third Quarter Restructuring Plan

In December 2008, we announced our decision to cease the development and availability of our SMOS product, which was originally acquired through our acquisition of Topio, Inc. (“Topio”) in fiscal 2007. As part of this decision we also announced the closure of our engineering facility in Haifa, Israel. These restructuring activities resulted in costs of (1) $1.1 million of severance-related amounts and other charges attributable to the termination of approximately 52 employees, primarily research and development personnel in Haifa; (2) $1.1 million of abandoned excess facilities charges relating to non-cancelable lease costs, which are net of expected sublease income; (3) $0.1million in contract cancellation charges; and(4) $1.8 million of fixed assets write-offs including leasehold improvements. In recording the facility lease restructuring reserve, we made certain estimates and assumptions related to the(i) time period over which the relevant building would remain vacant, (ii) sublease terms, and (iii) sublease rates. This restructuring also resulted in an impairment charge of $14.9 million on acquired intangible assets related to the acquisition of Topio.

We expect that severance-related charges and other costs will be substantially paid by the fourth quarter of fiscal 2009. We also expect the remaining contractual obligations relating to lease payments on the abandoned facility to be substantially paid by December 2012.

	Severance-		Contract
	Related		Cancellations	Fixed Assets	Intangible
	Charges	Facilities	Costs	Write-off	Write-off	Total

Reserve balance at October 24, 2008	$—	$—	$—	$—	$—	$—
Restructuring and other charges	1.1	1.1	0.1	1.8	14.9	19.0
Cash payments	(0.4)	—	—	—	—	(0.4)
Non-cash charges	—	—	—	(1.8)	(14.9)	(16.7)
FX effect	(0.1)	(0.1)	—	—	—	(0.2)

Reserve balance at January 23, 2009	$0.6	$1.0	$0.1	$—	$—	$1.7

Of the reserve balance at January 23, 2009, $1.0 million was included in other accrued liabilities, and the remaining $0.7 million was classified as other long-term obligations.

Fiscal 2002 Fourth Quarter Restructuring Plan

As of January 23, 2009, we also have $1.4 million remaining in facility restructuring reserves established during a restructuring in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease income. We reevaluate our estimates and assumptions periodically and make adjustments as necessary based on the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. In the three and nine-month periods ended January 23, 2009, we did not record any charge or reduction to this facility restructuring reserve. We expect to substantially fulfill the remaining contractual obligations related to this facility restructuring reserve by fiscal 2011.

The following table summarizes the activity related to facility restructuring reserves, net of expected sublease terms (in millions), as of January 23, 2009:

Facility Restructuring
Reserves

Reserve balance at April 25, 2008	$1.9
Cash payments	(0.1)

Reserve balance at July 25, 2008	$1.8
Cash payments	(0.2)

Reserve balance at October 24, 2008	$1.6
Cash payments	(0.2)

Reserve balance at January 23, 2009	$1.4

Of the reserve balance at January 23, 2009, $0.7 million was included in other accrued liabilities, and the remaining $0.7 million was classified as other long-term obligations.

Interest Income — Interest income for the three and nine-month periods ended January 23, 2009 and January 25, 2008 was as follows:

	Three Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Interest income	$12.8	1.7%	$17.0	1.9%	(24.6)%

	Nine Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Interest income	$45.9	1.8%	$50.3	2.1%	(8.8)%

The decrease in interest income for the three and nine-month periods ended January 23, 2009 was primarily due to significantly lower market yields on our cash and investment portfolio, in part due to a shift of our portfolio to shorter term investments with lower risk. This yield decline was partially offset by an increase in our cash, cash equivalents and short-term investments due to the issuance of the Notes. We expect that period-to-period changes in interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, cash generated by operations, timing of our stock repurchases, capital expenditures, and payments of our contractual obligations.

Interest Expense — Interest expense for the three and nine-month periods ended January 23, 2009 and January 25, 2008 was as follows:

	Three Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Interest expense	$(7.2)	(1.0)%	$(3.6)	(0.4)%	98.9%

	Nine Months Ended
	January 23,	% of	January 25,	% of
	2009	Revenue	2008	Revenue	% Change
	(In millions)

Interest expense	$(19.4)	(0.8)%	$(6.1)	(0.3)%	215.7%

The increase in interest expense for the three and nine-month periods ended January 23, 2009 was primarily due to interest expense and amortization of debt issuance costs on the Notes, partially offset by lower interest expense related to the reduced outstanding balance on the Secured Credit Agreement (see Note 5). We expect period-to-period changes in interest expense to fluctuate based on market interest rate volatility and amounts due under various debt agreements. In addition, upon adoption of the new FSP APB No. 14-1, we will account separately for the estimated liability and equity components of our convertible notes. As a result, we will record incremental interest expense in connection with the nonconvertible debt borrowing rate in our consolidated statement of operations.

Net Gain (Loss) on Investments — During the three-month period ended January 23, 2009, net gain (loss) on investments consisted of a loss of $1.7 million for our investments in privately held companies. During the first nine months of fiscal 2009, net loss on investments of $26.9 million included a net write-down of $3.7 million for our investments in privately held companies, an other-than-temporary impairment charge of $21.1 million on our available-for-sale investments related to direct and indirect investments in Lehman Brothers securities, and an other-than-temporary impairment charge of $2.1 million due to a decline in the value of our auction rate securities. Net loss was $1.0 million and net gain was $12.6 million on sales of investments for the three- and nine-month periods ended January 25, 2008, respectively. The gain on sale of investments for the nine months ended January 25, 2008 consisted primarily of a gain of $13.6 million related to the sale of shares of Blue Coat common stock offset by a net other-than-temporary write-down of $1.0 million.

Other Income (Expense), Net — Other income (expense), net, consists of primarily net exchange losses and gains from foreign currency transactions and related hedging activities. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision (Benefit) for Income Taxes — For the three-month period ended January 23, 2009, we applied to pretax loss an effective tax rate expense of 19.2% before discrete reporting items. For the nine-month period ended January 23, 2009, we applied to pretax income an effective tax rate benefit of 20.7% before discrete reporting items. For the three and nine-month periods ended January 25, 2008, we applied to pretax income an effective tax rate expense of 13.2% and 16.0%, respectively before discrete reporting items. After taking into account the tax effect of discrete items reported, the effective tax rate expense for the three month period ended January 23, 2009 was 14.8%, and the effective tax rate benefit for the nine month period ended January 23, 2009 was 25.4%. The discrete items for the three and nine-month periods ended January 23, 2009 reflect tax expenses related to recently enacted California laws effective on December 22, 2008 and tax benefits related to the prior periods resulting from the extension of the federal research tax credit under the Emergency Economic Stabilization Act of 2008 that was signed into law on October 3, 2008.

After taking into account the tax effect of discrete items, effective tax rates for the three and nine-month periods ended January 25, 2008 were 13.3% and 17.8%, respectively.

The decrease in the effective tax rate for fiscal 2009 is primarily attributable to the decreases in profits as a result of the reserve for GSA contingency coupled with significant impact the research credit has on the overall tax rate.

Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated income, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flow on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments from the values reported as of January 23, 2009.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of January 23, 2009, consisted of: (1) approximately $2.5 billion in cash, cash equivalents and short-term investments, (2) cash we expect to generate from operations, (3) an unsecured revolving credit facility totaling $250.0 million, of which $0.7 million has been allocated as of January 23, 2009 to support certain of our outstanding letters of credit, and (4) a secured revolving credit facility totaling $250.0 million under which no borrowings are currently outstanding but under which amounts may be borrowed requiring a pledge of cash or investments acceptable to the lender valued at not less than the amount of the borrowings. Our principal liquidity requirements are primarily to meet our working capital needs, including a potential payment related to our GSA contingency accrual, support ongoing business activities, implement restructuring plans, research and development, capital expenditure needs, investment in critical or complementary technologies, and to service our debt and synthetic leases.

Key factors affecting our cash flows include changes in our revenue and profitability as well as our ability to effectively manage our working capital, in particular, accounts receivable and inventories. Based on our current business outlook, we believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to further curtail spending and implement additional cost saving measures and restructuring actions. In light of the current economic and market conditions, we cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

With respect to our workforce reductions announced on February 11, 2009, we expect to pay cash restructuring charges aggregating approximately $30.0 to $35.0 million in the next 12 months. Of these cash restructuring charges we expect approximately $25.0 to $28.0 million in severance costs and approximately $5.0 to $7.0 million in lease termination and other exit costs. In addition, we may pay amounts in connection with a dispute with the GSA in fiscal 2010 for which we have accrued $128.0 million in the third quarter of fiscal 2009. Our cash contractual obligations and commitments as of January 23, 2009 are summarized below in the Contractual Obligations and Commitments tables.

Our investment portfolio including the Primary Fund has been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets. In the first nine months of fiscal 2009, we recorded an other-than-temporary impairment charge to earnings of $21.1 million related to Lehman Brothers corporate bonds and the Primary Fund that held Lehman Brothers investments and $2.1 million in auction rate securities. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund. However, we are not dependent on liquidating these investments in the next twelve months in order to meet our liquidity needs. We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. We intend to and believe that we have the ability to hold these investments until the market recovers. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional charges to earnings in future quarters.

Capital Expenditure Requirements

In light of the current economic conditions, we implemented plans to curtail our headcount growth and reduce our capital expenditures. We expect to fund our capital expenditures, including our commitments related to facilities and equipment operating leases over the next few years through cash generated from operations, existing cash, cash equivalents and investments. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in the network storage industry, economic conditions and market competition. We expect that our existing facilities in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years, and that additional space will be available as needed. However, if current economic conditions deteriorate further, we may be required to implement additional restructuring plans to eliminate or consolidate excess facilities, incur cancellation penalties and impair fixed assets.

Balance Sheet and Operating Cash Flows

As of January 23, 2009, as compared to April 25, 2008, our cash, cash equivalents, and short-term investments increased by $1,296.5 million to $2,460.9 million. The increase in cash and cash equivalents and short-term investments was primarily a result of cash provided by operating activities, proceeds from issuance of the Notes and warrants, issuance of common stock related to employee stock option exercises and employee stock purchases, partially offset by stock repurchases, Note Hedge purchases and related Note issuance costs, capital expenditures and repayment of the secured revolving credit facility. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $945.7 million to $1,599.0 million as of January 23, 2009, compared to $653.3 million as of April 25, 2008.

During the nine-month period ended January 23, 2009, we generated cash flows from operating activities of $693.6 million, compared with $715.6 million in the same period a year ago. We recorded net income of $11.5 million for the nine-month period ended January 23, 2009, compared to $219.9 million for the same period a year ago. A summary of the significant changes in noncash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

•	Stock-based compensation expense was $98.6 million and $113.1 million in the nine-month periods ended January 23, 2009 and January 25, 2008, respectively. The decrease in stock-based compensation was a result of a periodic review of our Black-Scholes assumption and our declining stock price.

•	Depreciation expense was $106.2 million and $83.9 million in the nine-month periods ended January 23, 2009 and January 25, 2008, respectively. The increase was due to continued capital expansion during the first nine months of fiscal 2009.

•	Amortization of intangibles and patents was $23.7 million and $20.4 million in the nine-month periods ended January 23, 2009 and January 25, 2008, respectively. The increase was due to an increase in intangibles related to the Onaro acquisition.

•	Asset impairment charges and other write-offs of $26.2 million in the nine-month period ended January 23, 2009, related to impairment of intangibles and, leasehold improvements written-off in connection with our decision to cease development and availability of our SMOS product, as well as a write-off related to a sales force automation tool recorded in the third quarter of fiscal 2009.

•	An other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and an other-than-temporary impairment charge of $2.1 million related to a decline in the value of our auction rate securities in the nine-months period ended January 23, 2009.

•	Net loss of $3.7 million on our investments in privately held companies in the nine-month period ended January 23, 2009, compared to gain on sale of investments of $12.6 million in the nine-month period ended January 25, 2008, which included sale of Blue Coat common shares of $13.6 million.

•	An increase in net deferred tax assets of $71.5 million in the nine-month period ended January 23, 2009 was due to increases in book versus tax differences associated with establishment of the reserve for the GSA contingency, and increases in stock compensation tax benefits, deferred revenue, other-than-temporary impairment charges, and the original issue discount relative to the Note Hedges. The increase in net deferred tax assets of $79.7 million in the nine-month period ended January 25, 2008, was related to increases in book versus tax differences associated with increases in deferred revenue and stock compensation tax benefits.

•	A decrease in accounts receivable of $230.3 million in the nine-month period ended January 23, 2009 was due to lower deferred revenue and revenue growth year over year as well as improved collections. A decrease in accounts receivable of $86.5 million in the nine-month period ended January 25, 2008 was due to more linear shipments and timing of collections.

•	Increases in inventories of $12.0 million in the nine-month period ended January 23, 2009 were due to increased consigned goods at our third-party contract manufacturers.

•	An increase in deferred revenues of $138.0 million and $237.0 million in the nine-month periods ended January 23, 2009 and January 25, 2008, respectively, were primarily due to increased service sales and software entitlements and maintenance revenues.

•	Decreases in accounts payable of $42.2 million and $33.9 million in the nine-month periods ended January 23, 2009 and January 25, 2008, respectively, were due to timing of payment activities.

•	Establishment of the GSA contingency accrual of $128.0 million during the third quarter of fiscal 2009 in connection with the GSA matter.

•	Decreases in accrued compensation and related benefits by $6.1 million and $5.0 million in the nine-month periods ended January 23, 2009 and January 25, 2008, respectively, were due to timing of commission and performance-based payroll expenses.

Other cash flow changes in prepaid expenses, other accrued liabilities, income taxes payable, and other liabilities balances were due to timing of payments versus recognition of assets or liabilities. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), accounts receivable collections, inventory and supply chain management, excess tax benefits from stock-based compensation, and the timing and amount of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for the nine-month period ended January 23, 2009, were $154.9 million compared to $124.8 million for the same period a year ago. We used $303.7 million of cash and received net proceeds of $208.7 million in the nine-month periods ended January 23, 2009 and January 25, 2008, respectively, for net purchases and redemptions of short-term investments and restricted investments. During the second quarter of fiscal 2009, we reclassified $598.0 million of cash equivalents to short-term investments relating to the Primary Fund. During the third quarter of fiscal 2009, we received a partial redemption of $478.8 million from the Primary Fund. Investing activities in the nine-month periods ended January 23, 2009 and January 25, 2008 also included new investments in privately held companies of $0.3 million and $4.2 million, respectively. In the nine-month periods ended January 23, 2009 and January 25, 2008 we received proceeds of $1.1 million and $0.9 million, respectively, from sale of nonmarketable securities. In the nine-month period ended January 25, 2008, we received $18.3 million from the sale of shares of Blue Coat common stock.

Cash Flows from Financing Activities

We received $678.2 million in the nine-month period ended January 23, 2009 and used $509.4 million in the nine-month period ended January 25, 2008 from financing activities. During the nine-month period ended January 23, 2009, we made repayments of $172.6 million in connection with our Secured Credit Agreement. During the nine-month period ended January 25, 2008, we made repayments of a total of $69.3 million in connection with our term loan and Secured Credit Agreement. We repurchased 17.0 million and 29.9 million shares of common stock for a total of $400.0 million and $844.3 million during the nine-month periods ended January 23, 2009 and January 25, 2008, respectively. Sales of common stock related to employee stock option exercises and employee stock purchases provided $73.4 million and $100.2 million in the nine-month periods ended January 23, 2009 and January 25, 2008, respectively. Tax benefits of $34.9 million and $47.1 million for the nine-month periods ended January 23, 2009 and January 25, 2008, respectively, were related to tax deductions in excess of the stock-based compensation expense recognized. During the nine-month periods ended January 23, 2009 and January 25, 2008, we withheld shares with an aggregate value of $4.2 million and $5.9 million, respectively, in connection with the vesting of certain employees’ restricted stock for purposes of satisfying those employees’ federal, state, and local withholding tax obligations. In addition, during the first nine months of fiscal 2009, we issued $1.265 billion of convertible notes and paid financing costs of $26.6 million. We also received proceeds of $163.1 million for sale of common stock warrants, and paid $254.9 million for purchase of Note Hedges. During the nine-month period ended January 25, 2008, we borrowed $262.8 million through a Secured Credit Agreement.

Net proceeds from the issuance of common stock related to employee participation in employee stock programs have historically been a significant component of our liquidity. The extent to which our employees participate in these programs generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in employee stock programs and related tax benefits will vary.

Stock Repurchase Program

At January 23, 2009, $1,096.3 million remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

In June 2008, we issued $1.265 billion of 1.75% Convertible Senior Notes due 2013 and concurrently entered into Note Hedges and separate warrant transactions. See Note 5, “Convertible Notes and Credit Facilities” of the Condensed Consolidated Financial Statements. The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of January 23, 2009, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants.

Credit Facilities

As of January 23, 2009, we have (1) an unsecured revolving credit facility totaling $250.0 million, of which $0.7 million has been allocated as of January 23, 2009 to support certain of our outstanding letters of credit, and (2) a secured revolving credit facility totaling $250.0 million under which no borrowings are outstanding but under which amounts may be borrowed only in connection with a required pledge of cash or investments acceptable to the lender valued at not less than the amount of the borrowings (See Note 5 of the Condensed Consolidated Financial Statements.)

These credit facilities require us to maintain specified financial covenants, with which we were in compliance as of January 23, 2009. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the credit facilities, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts outstanding thereunder and to terminate the facility.

Contractual Obligations

The following summarizes our contractual obligations at January 23, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations:	2009*	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Office operating lease payments(1)	$6.9	$27.0	$22.0	$17.0	$14.4	$42.4	$129.7
Real estate lease payments(2)	1.3	5.4	5.4	5.4	131.0	102.8	251.3
Equipment operating lease payments(3)	5.2	17.2	10.2	2.9	1.3	—	36.8
Venture capital funding commitments(4)	—	0.2	0.2	—	—	—	0.4
Capital expenditures(5)	5.9	—	—	—	—	—	5.9
Communications and maintenance(6)	9.1	22.6	12.7	2.3	0.3	—	47.0
1.75% Convertible notes(7)	—	22.1	22.1	22.1	22.1	1,276.2	1,364.6
Uncertain tax positions(8)	—	—	—	—	—	107.8	107.8

Total Contractual Cash Obligations	$28.4	$94.5	$72.6	$49.7	$169.1	$1,529.2	$1,943.5

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

Other Commercial Commitments:	2009 *	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Letters of credit(9)	$3.1	$2.3	$0.3	$0.3	$0.1	$0.5	$6.6

*	Reflects the remaining three months of fiscal 2009.

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2019. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the associated lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. In addition, facilities operating lease payments also include the leases that were impacted by the restructurings described in Note 12 of the Condensed Consolidated Financial Statements. The net increase in office operating lease payments was primarily due to several domestic lease extensions during fiscal 2009.

(2)	Included in real estate lease payments pursuant to six financing arrangements with BNP Paribas LLC (“BNPPLC”) are (i) lease commitments of $1.3 million in the remainder of fiscal 2009; $5.4 million in each of the fiscal years 2010, 2011 and 2012; $4.0 million in fiscal 2013, and $1.4 million thereafter, which are based on either the LIBOR rate at January 23, 2009 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $228.5 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 13 of the Condensed Consolidated Financial Statements.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be ultimately recorded as property and equipment.

(6)	Communication and maintenance represents payments we are required to make based on minimum volumes under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in September 2012.

(7)	Included in these amounts is the $1.265 billion 1.75% Notes due 2013 (see Note 5 to the Condensed Consolidated Financial Statements). Estimated interest payments for the Notes are $99.6 million for fiscal 2009 through fiscal 2014.

(8)	As discussed in Note 14 to the Condensed Consolidated Financial Statements, we have adopted the provisions of FIN No. 48. At January 23, 2009, our FIN No. 48 liability was $107.8 million.

(9)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees, and surety bonds, which were primarily related to self-insurance.

We have commitments related to six lease arrangements with BNPPLC for approximately 874,274 square feet of office space including a parking structure for our headquarters in Sunnyvale, California, and a data center at our research and development center in Research Triangle Park (“RTP”), North Carolina. As of January 23, 2009, we have leasing arrangements (“Leasing Arrangements 1, 2, 3”) which require us to lease our land in Sunnyvale and RTP to BNPPLC for a period of 99 years and to construct approximately 500,000 square feet of space costing up to $167.8 million. As of January 23, 2009, we also have commitments relating to financing and operating leasing arrangements with BNPPLC (“Leasing Arrangements 4, 5, 6”) for approximately 374,274 square feet located in Sunnyvale, California, costing up to $101.1 million. Under these leasing arrangements, we began paying BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We will make payments for each of the leases for a term of five or five and one-half years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at January 23, 2009, and the date we began to make payments for each of our leasing arrangements:

			LIBOR plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term
(In millions)

1	$48.5	$41.2	3.99%	January 2008	5 years
2	$58.3	$49.6	1.30%	January 2009	5 years
3	$61.0	$51.9	1.30%	January 2009	5.5 years
4	$80.0	$68.0	1.30%	December 2007	5 years
5	$10.5	$8.9	3.97%	December 2007	5 years
6	$10.6	$9.0	3.99%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of January 23, 2009. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the leases which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us pay lease termination damages and other amounts as set forth in the lease agreements, or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

We may from time to time terminate one or more of our leasing arrangements and repay amounts outstanding in order to meet our operating or other objectives. For example, on December 1, 2008, we terminated a leasing arrangement in connection with a separate building located in Sunnyvale, California and repaid $8.1 million of the outstanding balance drawn under the construction allowance. As a result of this termination, we are no longer contractually obligated to pay the lease payment for the five year lease period and the residual guarantee.

Legal Contingencies

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of January 23, 2009.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by the GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We have been advised by the Department of Justice that they believe the Company could be liable for overcharges in the amount of up to $131.2 million in that the Company failed to comply with the price reduction clause in certain of its contracts with the government. We disagree with the government’s claim, are cooperating with the investigation and have met with the government to discuss our position on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. As a result of negotiations regarding a possible settlement which occurred during the three-month period ended January 23, 2009, we have made an assessment of the probability of incurring any such loss and recorded a $128.0 million accrual for this contingency. Such amount is reflected as “GSA contingency accrual” and classified as a reduction in revenue and current liability in our condensed consolidated financial statements. It is difficult to predict the outcome of this GSA matter with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Off-Balance Sheet Arrangements

As of January 23, 2009, our financial guarantees of $6.6 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

As of January 23, 2009, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $419.9 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to six lease arrangements with BNPPLC for approximately 874,274 square feet of office space including a parking structure for our headquarters in Sunnyvale, California, and a data center in Research Triangle Park, North Carolina (as further described above under “Contractual Obligations”).

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

Accordingly, under the current FIN No. 46R standard, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNPPLC lease. Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $251.3 million as reported under our Note 13, “Commitments and Contingencies.”

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of January 23, 2009, we had available-for-sale investments of $941.0 million. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, U.S. government agency bonds, U.S. Treasuries, certificates of deposit, the Primary Fund, money market funds and auction rate securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 23, 2009 would cause the fair value of these available-for-sale investments to decline by approximately $1.8 million. Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company specific events, and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. As a result of the bankruptcy filing of Lehman Brothers, we recorded in the first nine months of fiscal 2009 an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Reserve Primary Fund, which also held Lehman Brothers investments. We will continue to monitor and evaluate the accounting for our investment portfolio on a quarterly basis for additional other-than-temporary impairment charges. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of January 23, 2009, we determined there was a total decline in the fair value of our auction rate securities investments of approximately $6.5 million, of which we recorded temporary impairment charges of $5.1 million, offset by unrealized gains of $0.7 million, and $2.1 million was recognized as an other-than-temporary impairment charge. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend and have the ability to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. See Note 9, “Fair Value Measurement,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at January 23, 2009.

Lease Commitments — As of January 23, 2009, three of our six lease arrangements with BNPPLC are based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have a term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rates from levels at January 23, 2009 would increase our lease payments on these three lease arrangements under the initial five-year term by approximately $0.4 million. We do not currently hedge against market interest rate increases. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant change in market interest rate.

Debt Obligation — As of January 23, 2009, we have (1) an unsecured revolving credit facility totaling $250.0 million, of which $0.7 million has been allocated as of January 23, 2009 to support certain of our outstanding letters of credit, and (2) a secured revolving credit facility totaling $250.0 million under which no borrowings are outstanding but under which amounts may be borrowed only in connection with the pledge of cash or investments of equivalent value (See Note 5 of the Condensed Consolidated Financial Statements.) Interest for the Secured Credit Agreement accrues at a floating rate based on LIBOR for the interest period specified by us plus a margin, or accrues at a rate based on the Prime Rate in effect on such day. Interest for the Unsecured Credit Agreement accrues at a floating rate based on LIBOR for the interest period specified by us plus a spread based on our leverage ratio or accrues at a rate based on the Prime Rate in effect on such day. We currently do not use derivative financial instruments to hedge against market interest rate increases.

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

Our Notes have fixed annual interest rates at 1.75% and therefore, we do not have significant interest rate exposure on our Notes. However, we are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $1.265 billion, excluding $23.4 million of deferred debt issuance costs and total estimated fair value of our convertible debt at January 23, 2009 was $1.015 billion. The fair value was determined based on the closing trading price per $100 of our 1.75% Notes as of the last day of trading for the third quarter of fiscal 2009, which was $80.25.

Nonmarketable Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investments. Accordingly, we could lose all or part of these investments if there is an adverse change in the market price of a company we invest in. Our investments in nonmarketable securities had a carrying amount of $6.6 million as of January 23, 2009 and $11.2 million as of April 25, 2008. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Income. During the third quarter and first nine months of fiscal 2009, we recorded net losses of $1.7 million and $3.7 million, respectively, for our investments in privately held companies.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at January 23, 2009, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts outstanding (based on trade date) on January 23, 2009 (in thousands):

		Foreign Currency	Notional Contract	Notional Fair Value
Currency	Buy/Sell	Amount	Value in USD	in USD

Forward Contracts:
EUR	Sell	213,752	$277,012	$277,048
GBP	Sell	42,775	$58,843	$58,878
CAD	Sell	24,291	$19,691	$19,812
Other	Sell	N/A	$24,777	$24,776
AUD	Buy	41,502	$27,101	$27,097
Other	Buy	N/A	$12,184	$12,251

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of January 23, 2009, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (“Sun”). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed another lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. We are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of January 23, 2009.

We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by the GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We have been advised by the Department of Justice that they believe the Company could be liable for overcharges in the amount of up to $131.2 million in that the Company failed to comply with the price reduction clause in certain of its contracts with the government. We disagree with the government’s claim, are cooperating with the investigation and have met with the government to discuss our position on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. As required by SFAS No. 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. As a result of negotiations regarding a possible settlement, which occurred during the three-month period ended January 23, 2009, we have made an assessment of the probability of incurring any such loss and recorded a $128.0 million accrual for this contingency. Such amount is reflected as “GSA contingency accrual” and classified as a reduction in revenue and current liability in our condensed consolidated financial statements. It is difficult to predict the outcome of this GSA matter with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

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

We face a number of risks related to the current financial crisis and severe slowdown in the global economy.

Since the summer of 2008, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, or sale of various financial institutions. The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis has had and may continue to have an impact on our business and financial condition in ways that we currently cannot predict.

•	Increased risk of losses or impairment charges related to our investment portfolio: The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. For instance, we recorded in the first nine months of fiscal 2009 an other-than-temporary impairment charge to earnings of $23.2 million related to our direct and indirect investments in Lehman Brothers securities and auction rate securities. A continuing decline in the condition of the global financial markets could also adversely impact the market values or liquidity of our investments, which may require us to recognize additional impairments in the future. Also, our non-publicly held investments are in early-stage technology companies and, therefore, may be particularly subject to substantial price volatility and heightened risk from the tightening in the credit markets. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money were to be impaired.

•	Potential deferment of purchases and orders by customers: Uncertainty about current and future global economic conditions has caused consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining customer confidence. Accordingly, future demand for our products could differ from our current expectations.

•	Negative impacts from increased financial pressures on customers, distributors and resellers: Recent tightening of the credit markets may further negatively impact our operations by affecting the solvency of our customers, resellers and distributors, or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate and our future sales decline, our financial condition and results of operations could be adversely impacted.

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers: We may face a negative impact from increased financial pressures on key suppliers or contract manufacturers. If certain key suppliers or contract manufacturers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, and adversely impact our financial results. In addition, credit constraints at key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

•	Potential goodwill and asset impairment charges to earnings: A further decline in our stock price or significant adverse change in market conditions could require us to take a material impairment charge related to our goodwill and intangible assets. In addition, changes in market conditions could lead to charges related to discontinuance of certain of our products and asset impairments.

Changes in market conditions could lead to charges related to discontinuance of certain of our products and asset impairments. Our cost-reduction initiatives and restructuring plans may not result in anticipated savings or more efficient operations.

In response to changes in economic conditions and market demands, we may be required to strategically realign our resources and consider cost containment measures including restructuring, disposing of, or otherwise discontinuing certain products. Any decision to limit investment in or dispose of or otherwise exit products may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, cancellation penalties or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances when impairment indicators exist, or if events or changes in circumstances have occurred. Future goodwill impairment tests may result in charges to earnings, which could harm our business, financial condition, and results of operations.

In December 2008, we decided to cease development and availability of our SnapMirror® for Open Systems product, and as a result recorded restructuring and other charges attributable primarily to severance and employee-related costs and facility closure costs, as well as the impairment of certain acquired intangible assets. In addition, on February 11, 2009, we announced a restructuring of our worldwide operations in an effort to strategically align our cost structure with expected revenues in response to the worsening global macroeconomic conditions and uncertainty about IT spending during the 2009 calendar year. We cannot assure you that we will be able to successfully complete and realize the expected benefits of these restructuring plans, such as improvements in operating margins and cash flows anticipated in the restructuring periods contemplated. Our restructuring plans may involve higher costs or a longer timetable than we currently anticipate or they may fail to improve our results of operations as we anticipate. Our inability to realize these benefits may result in an inefficient business structure that could negatively impact our results of operations. In addition to costs related to severance and other employee-related costs, our restructuring plans may also subject us to litigation risks and expenses. Some of the employees we terminate may have valuable knowledge or expertise, the loss of which may adversely affect our operations.

In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative impact on employee morale, or a gain in competitive advantage by our competitors over us. The restructuring efforts could also be disruptive to our day-to-day operations and cause our remaining employees to leave or result in reduced productivity from our remaining employees, which in turn may affect our revenue and other operating results in the future. In the event that the economy recovers sooner than we expect, we may not have sufficient capacity to capitalize on the IT spending recovery.

From time to time we have undertaken various strategic initiatives that have resulted in restructuring or impairment charges to our earnings. We may undertake future restructurings which may adversely impact our operations and we may not realize all of the anticipated benefits of our prior or any future restructurings.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control and include, but are not limited to, the following:

•	Changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	General decrease in global corporate spending on information technology leading to a decline in demand for our products;

•	A shift in federal government spending patterns;

•	The possible effects of terrorist activity and international conflicts, which could lead to business interruptions and difficulty in forecasting;

•	The level of competition in our target product markets;

•	The impact of the current adverse economic and credit environment on our customers, channel partners, and suppliers;

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	The size, timing, and cancellation of significant orders;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Changes in our pricing in response to competitive pricing actions;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Supply constraints;

•	Technological changes in our target product markets;

•	The levels of expenditure on research and development and sales and marketing programs;

•	Our ability to achieve targeted cost reductions;

•	Excess or inadequate facilities;

•	Disruptions resulting from new systems and processes as we continue to enhance and scale our system infrastructure;

•	Future accounting pronouncements and changes in accounting rules, such as increased use of fair value measures, the accounting and tax impact of the Emergency Economic Stabilization Act of 2008, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS); and

•	Seasonality; for example, as the size of our business has grown, we have begun to see a seasonal decline in revenues in the first quarter of our fiscal year. Sales to the U.S. government also tend to be stronger during our second fiscal quarter, concurrent with the end of the U.S. federal government’s fiscal year end in September.

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

Our revenues are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts varies from customer to customer, can be difficult to estimate, and requires management judgment. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and could materially and adversely impact our business or our planned results of operations. In particular, the current dramatic adverse events in the economic and financial markets have made it even more difficult for us to forecast our future results and may result in a reduction in our quarterly conversion rate as our customers’ purchasing decisions are delayed, reduced in amount, or cancelled.

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

We have experienced periods of alternating growth and decline in revenues and operating expenses. If we are not able to successfully manage these fluctuations, our business, financial condition and results of operations could be significantly impacted.

The ongoing global financial crisis has led to a worldwide economic downturn that has negatively affected our business. If the current economic downturn continues or worsens, demand for our products and services and our revenues may be further reduced. A prolonged downturn can adversely affect our net revenues, gross margin and results of operations. In addition, during downturns, it is critical to appropriately align our cost structure with prevailing market conditions, to minimize the effect of such downturns on our operations, but also to maintain our capabilities and strategic investments for future growth. If we are unable to align our cost structure in response to such downturns on a timely basis, or if such implementation has an adverse impact on our business, then our financial condition, results of operations and cash flows may be negatively affected to an even larger extent during industry downturns.

Conversely, if we are unable to effectively manage our resources and capacity, during periods of increasing demand for our products, there could be a material adverse effect on our business, financial condition, results of operations and cash flows. If the network storage market fails to grow, or grows slower than we expect, our revenues will be adversely affected. Also, even if IT spending increases, our revenue may not grow at the same pace.

Our expense levels are based in part on our expectations as to future sales, and a significant percentage of our expenses is fixed. An unexpected decline in the growth rate of revenues without a corresponding and timely reduction in expense growth or a failure to manage other aspects of growth could materially and adversely affect our operating results.

In challenging market conditions, our fixed costs combined with potentially lower revenues may negatively impact our operating results. We have a limited ability to quickly or significantly reduce our fixed costs, and if revenue levels are below expectations or previously higher levels, net income will be adversely impacted.

During uneven periods of growth, we may incur costs earlier than some of the anticipated benefits, which could harm our operating results. We have significant investments in engineering, sales, service support and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channels such as value-added resellers, systems integrators, distributors, OEMs, and strategic business partners, and we derive a significant portion of our revenue from these indirect channel partners. For the three and nine-month periods ended January 23, 2009, our indirect channels accounted for 81.3% and 69.3% of our net revenues, respectively.

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

Selling our products to the U.S. government also subjects us to certain regulatory requirements. We received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in 1995 and ending in 2005. The subpoena is part of an investigation being conducted by the GSA and the Department of Justice regarding potential violations of the False Claims Act in connection with our GSA contracting activity. The subpoena requested a range of documents including documents relating to our discount practices and compliance with the price reduction clause provisions of its GSA contracts. We have been advised by the Department of Justice that they believe the Company could be liable for overcharges in the amount of up to $131.2 million in that the Company failed to comply with the price reduction clause in certain of its contracts with the government. We disagree with the government’s claim, are cooperating with the investigation and have met with the government to discuss our position on several occasions. Violations of the False Claims Act could result in the imposition of a damage remedy which includes treble damages plus civil penalties, and could also result in us being suspended or debarred from future government contracting, any or a combination of which could have a material adverse effect on our results of operations or financial condition. As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. A result of negotiations regarding a possible settlement which occurred during the three-month period ended January 23, 2009, we have made an assessment of the probability of incurring any such loss and recorded a $128.0 million accrual for this contingency. Such amount is reflected as “GSA contingency accrual” and classified as a reduction in revenue and current liability in our condensed consolidated financial statements. It is difficult to predict the outcome of this GSA matter with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

A portion of our revenue is generated by large, recurring purchases from various customers or resellers. A loss, cancellation or delay in purchases by these customers or resellers could negatively affect our revenue.

During the three-month period ended January 23, 2009, two U.S. distributors accounted for approximately 11.5% and 12.1% of our net revenues, respectively. During the nine-month period ended January 23, 2009, two U.S. distributors accounted for approximately 10.8% and 10.5% of our net revenues, respectively. The loss of continued orders from any of our more significant customers, strategic partners or resellers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

We believe that building our global brand awareness is a key factor to the long term success of our business and will be crucial in order for us to grow our customer base, increase our market share, and accelerate our revenue growth. In order to increase this awareness, we launched a new branding campaign in March 2008, which included a new company name, logo, tagline and new corporate messaging. We have increased our sales headcount in order to leverage our brand awareness campaign and build demand for our products with both new and existing customers. We also have incurred significant expenses as a result of these investments. If we are not successful in achieving our desired growth in revenue, customers, demand and market share, whether on the time line we have forecasted or at all, our operating results will be adversely affected.

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

The storage markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC, Hitachi Data Systems, HP, IBM, and Sun Microsystems. In addition, Dell, Inc. is a competitor in the storage marketplace through its business arrangement with EMC, which allows Dell to resell EMC storage hardware and software products, as well as through Dell’s acquisition of EqualLogic, through which Dell offers low-priced storage solutions. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Sun Microsystems. Our VTL products also compete with traditional tape backup solutions in the broader data backup/recovery space. Additionally, a number of small, newer companies have recently entered the storage systems and data management software markets, the near-line and VTL storage markets and the high-performance clustered storage markets, some of which may become significant competitors in the future.

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

At January 23, 2009, we had $2,656.0 million in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, certificates of deposit, and money market funds, including the Primary Fund. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which has affected various sectors of the financial markets and led to global credit and liquidity issues.

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

As a result of the bankruptcy filing of Lehman Brothers, we recorded in the first nine months of fiscal 2009 an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Primary Fund that held Lehman Brothers investments. As of January 23, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $128.5 million and an estimated fair value of $119.2 million, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. We received total distributions of $478.8 million in the third quarter of fiscal 2009 and an additional $40.3 million on February 20, 2009 from the Primary Fund. Our remaining investment in the Primary Fund as of February 20, 2009 is $78.9 million.

On December 3, 2008, the Primary Fund announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve to be set aside out of the Primary Fund’s assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3.5 billion of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. The Primary Fund plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. Our pro rata share of the $3.5 billion special reserve is approximately $41.5 million.

We will continue to monitor and evaluate the accounting for our investment portfolio on a quarterly basis for additional other-than-temporary impairment charges. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

If the financial crisis continues to worsen, our investment portfolio may be impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring further impairments, which could adversely impact our financial results.

Funds associated with certain of our auction rate securities may not be accessible for more than 12 months and our auction rate securities may experience further other-than-temporary declines in value, which would adversely affect our earnings.

Auction rate securities (“ARS”) held by us are securities with long-term nominal maturities, which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which historically has provided a liquid market for these securities.

Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $75.6 million at January 23, 2009. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

As of January 23, 2009, we determined there was a total decline in the fair value of our ARS investments of approximately $6.5 million, of which we recorded temporary impairment charges of $5.1 million, offset by unrealized gains of $0.7 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities that were not liquidated as long-term assets in our consolidated balance sheet as of January 23, 2009 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until liquidity returns to the market or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market liquidity does not occur, we may be required to record additional impairment charges in future quarters.

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Furthermore, our operations may not generate sufficient cash flows from operations to enable us to meet our expenses and service our debt. As a result, we may be required to repatriate funds from our foreign subsidiaries, which could result in a significant tax liability to us. If we are unable to generate sufficient cash flows from operations, or if we are unable to repatriate sufficient or any funds from our foreign subsidiaries, in order to meet our expenses and debt service obligations, we may need to utilize our existing lines of credit to obtain the necessary funds, or we may be required to raise additional funds. If we determine it is necessary to seek other additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness.

We are subject to restrictive and financial covenants in our credit facilities and synthetic lease arrangements. The restrictive covenants may restrict our ability to operate our business. Our access to undrawn amounts under our credit facilities and the ongoing extension of credit under our synthetic lease arrangements are subject to continued compliance with financial covenants, which could be more challenging in a difficult operating environment. If we do not comply with these restrictive and financial covenants or otherwise default under the facilities or arrangements, we may be required to repay any outstanding amounts under these credit facilities or repurchase the properties and facilities which are subject to the synthetic lease arrangements. If we lose access to these credit facilities and synthetic lease arrangements, we may not be able to obtain alternative financing on acceptable terms, which could limit our operating flexibility.

The agreements governing our credit facilities and synthetic lease arrangements contain restrictive covenants that limit our ability to operate our business, including restrictions on our ability to:

•	Incur indebtedness;

•	Incur indebtedness at the subsidiary level;

•	Grant liens;

•	Sell all or substantially all our assets:

•	Enter into certain mergers;

•	Change our business;

•	Enter into swap agreements;

•	Enter into transactions with our affiliates; and

•	Enter into certain restrictive agreements.

As a result of these restrictive covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted. We may also be prevented from engaging in transactions that might otherwise be beneficial to us, such as strategic acquisitions or joint ventures.

We are also required to comply with financial covenants under our credit facilities and synthetic lease arrangements, and our ability to comply with these financial covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

Our failure to comply with the restrictive and financial covenants could result in a default under our credit facilities and our synthetic lease arrangements, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts owed thereunder and to terminate the arrangement, and could also result in a cross default under our other indebtedness. In addition, our failure to comply with these covenants and the acceleration of amounts owed under our credit facilities and synthetic lease arrangements could result in a default under the Notes, which could permit the holders to accelerate the Notes. If all of our debt is accelerated, we may not have sufficient funds available to repay such debt.

Future issuances of common stock and hedging activities by holders of the Notes may depress the trading price of our common stock and the Notes.

Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes, could dilute the interests of our existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to increase our capital, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options, or for other reasons.

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

Conversion of our Notes will dilute the ownership interest of existing stockholders.

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

In connection with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions with certain option counterparties (the “Counterparties”), which are expected to reduce the potential dilution to our common stock upon any conversion of the Notes. At the same time, we also entered into warrant transactions with the Counterparties pursuant to which we may issue shares of our common stock above a certain strike price. In connection with these hedging transactions, the Counterparties may have entered into various over-the-counter derivative transactions with respect to our common stock or purchased shares of our common stock in secondary market transactions at or following the pricing of the Notes. Such activities may have had the effect of increasing the price of our common stock. The Counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock or entering into other derivative transactions. Additionally, these transactions may expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk through specific minimum credit standards and the diversification of counterparties. The effect, if any, of any of these transactions and activities on the market price of our common stock or the Notes will depend, in part, on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. In addition, if our stock price exceeds the strike price for the warrants, there could be additional dilution to our shareholders, which could adversely affect the value of our common stock.

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

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and results. We have invested substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our profitability could be reduced if our business does not grow proportionately to our increase in fixed costs.

We have various synthetic lease arrangements with lease payments totaling $251.3 million through fiscal 2015 with BNP Paribas Leasing Corporation (the lessor) for our headquarters office buildings in Sunnyvale, California, and a data center in Research Triangle Park, North Carolina. These synthetic leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases (as amended),” and are not considered variable interest entities under FIN No. 46R “Consolidation of Variable Interest Entities (revised).” Therefore, we do not include the properties or the associated debt on our condensed consolidated balance sheet. However, if circumstances were to change regarding our or BNPPLC’s ownership of the properties, or in BNPPLC’s overall portfolio, we could be required to consolidate the entity, the leased facilities and the associated debt.

Our future minimum lease payments under these synthetic leases will increase our fixed costs. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our profitability will be reduced. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. Therefore, if the fair value of the properties declines below that guaranteed minimum residual value, our residual value guarantee would require us to pay the difference to BNPPLC, which could have a material adverse effect on our cash flows, results of operations and financial condition.

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

A significant portion of our cash and cash equivalents balances is held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations and strategic opportunities and service our debt, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.

A portion of our earnings which is generated from our international operations is held and invested by certain of our foreign subsidiaries. These amounts are not freely available for dividend repatriation to the United States without triggering significant adverse tax consequences, which could adversely affect our financial results. As a result, unless the cash generated by our domestic operations is sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to expand our existing credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign cash and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate. We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or pending litigation with respect to those companies. During the first nine months of fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years. If the ultimate determination of income taxes assessed under the current IRS audit or under audits being conducted in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

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

On occasion, we invest in nonmarketable securities of private companies. As of January 23, 2009, the carrying value of our investments in nonmarketable securities totaled $6.6 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired. For example, during the three and nine-month periods ended January 23, 2009, we recorded an impairment charge of $1.7 million and $3.7 million, respectively, to adjust the carrying amount of our cost method investments to fair value as we determined the decline in the value of the assets to be other-than-temporary.

Additionally, our direct investments in private companies and private equity funds are accounted for using the cost method under APB No. 18. In accordance with FIN No. 46R “Consolidation of Variable Interest Entities (revised),” we re-evaluate these investments when triggering events arise. As of January 23, 2009, we concluded that we are not considered the primary beneficiary to absorb the majority of the variable interest entities’ expected gains or losses. However, if circumstances were to change regarding our ownership or other investor’s ownership of these investments, we could be required to consolidate these entities.

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

Future changes in financial accounting standards or practices and varying interpretations of existing accounting pronouncements may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices could have a significant effect on our reported results of operations. For example, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R requiring us to recognize all share-based payments to earnings for the fair value of stock options and other share-based payment compensation to employees. The fair value of all share-based payments is estimated on the date of grant using the Black-Scholes option pricing model. Any changes in estimates of the Black-Scholes variables and management assumptions may significantly impact our ability to make accurate forecasts of future earnings and volatility of our stock price.

New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1), that alters the accounting treatment for convertible debt that allows for either mandatory or optional cash settlements, including our outstanding Notes. The FSP requires us to separately account for the liability and equity components of the instrument that reflects our non-convertible debt borrowing rate. Further, the FSP will require bifurcation of a component of the debt to be classified as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the condensed consolidated statements of income. The application of the FSP would be applied retrospectively to all periods presented. Although FSP APB No. 14-1 will have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized. In addition, if our convertible note is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. As a result, there could be a material adverse impact on our results of operations and earnings per share. These impacts could adversely affect the trading price of our common stock and the trading price of our Notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of January 23, 2009, our Board of Directors had authorized the repurchase of up to $4,023,638,730 of common stock under this program. We did not repurchase any common stock during the quarter ended January 23, 2009. As of January 23, 2009, we had repurchased 104,325,286 shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927,376,373 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096,262,449 with no termination date.

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

NETAPP, INC.
(Registrant)

/s/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: March 2, 2009

EXHIBIT INDEX

Exhibit No		Description

3	.1(1)	Certificate of Incorporation of the Company, as amended.
3	.2(1)	Bylaws of the Company, as amended.
4	.1(1)	Reference is made to Exhibits 3.1 and 3.2.
10	.01(2)*	The Company’s Amended Employee Stock Purchase Plan.
10	.02(3)*	The Company’s Amended and Restated 1999 Stock Option Plan.
10.03		Agreement Concerning Ground Lease (Building 9).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(2)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 14, 2008.

(3)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 30, 2008.

*	Identifies management plan or compensatory plan or arrangement.