Form 10-K
period 2009-04-24
NetApp, Inc.
filed 2009-06-17
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 24, 2008, the last day of registrant’s most recently completed second fiscal quarter, was $3,421,803,943 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 12, 2009, 335,543,451 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 2009.

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development,

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	our restructuring plans and estimates;

•	competitive positions;

•	product introductions, development, enhancements and acceptance;

•	economic and industry trends or trend analyses

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements;

•	the impact of completed acquisitions;

•	our anticipated tax rate;

•	the continuation of our stock repurchase program;

•	compliance with laws, regulations and loan covenants; and

•	the conversion, maturation or repurchase of the Notes,

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

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to maintain or increase backlog and increase revenue;

•	our ability to successfully execute on our strategy

•	our ability to increase our customer base, market share and revenue;

•	our ability to successfully introduce new products;

•	our ability to adapt to changes in market demand;

•	the general economic environment and the growth of the storage markets;

•	acceptance of, and demand for, our products;

•	demand for our global service and support and professional services;

•	our ability to identify and respond to significant market trends and emerging standards;

•	our ability to realize our financial objectives through management of our investment in people, process, and systems;

•	our ability to maintain our supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	the general economic environment and the growth of the storage markets;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the impact of industry consolidation

•	the results of our ongoing litigation, tax audits, government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K.

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

Overview

NetApp, Inc. (“NetApp”) is a leading provider of storage and data management solutions. We offer solutions for storing, managing, protecting and archiving business data. Our solutions are designed to lower the cost of managing and protecting our customers’ data while increasing their agility and competitiveness.

We offer complete solutions to help customers effectively streamline operations and lower the cost associated with storing and managing their data. We strive to provide the best experience in the industry with every interaction customers have with our people, products and services. In addition to our broad range of storage and data management solutions, we provide global service and support and work to simplify customer environments by utilizing open standards and through close collaboration and partnerships with other industry leaders. We help solve customer business challenges while helping them maximize return on investment through a combination of products, technologies, services, and partnerships.

Our products and services are designed to meet the expansive requirements and demanding service levels of large enterprises and their mission-critical business applications. To better meet these needs, we partner with key industry leaders, such as IBM Corporation, Microsoft Corporation, Oracle Corporation, SAP Corporation, Symantec Corporation and VMware, Inc., to develop integrated solutions that optimize the performance of customers’ applications and their infrastructure. In addition, our products have been designed to satisfy the rigorous demands of high performance computing and technical data center applications, offering solutions used in the design of semiconductors and automobiles, as well as graphics rendering and seismic exploration.

We were incorporated in 1992 and shipped the world’s first networked storage appliance a year later. Since then, we have brought to market many significant innovations and industry firsts in storage and data management. We have grown to over 7,900 employees with operations in over 130 offices around the world.

NetApp Product Families

We offer highly available, scalable and cost-effective storage solutions that incorporate our unified storage platform and the feature-rich functionality of our data and storage resource management software. Our solutions help improve enterprise productivity, performance and profitability, while providing investment protection and enhanced asset utilization. Our enterprise-class storage solutions are complemented by our services expertise to enable interoperability and optimization in the context of the application and information technology (IT) infrastructure within which they are deployed.

Data ONTAP® Software

Our Fabric-Attached Storage (“FAS”) and V-Series storage solutions are based on Data ONTAP, a highly optimized, scalable and flexible operating system that uniquely supports any mix of storage area network (“SAN”), network-attached storage (“NAS”) and Internet protocol SAN (“IP SAN”) environments concurrently. This unified storage software platform integrates seamlessly into UNIX®, Linux®, Windows® and Web environments.

The Data ONTAP operating system provides the foundation to build a storage infrastructure and an enterprise-wide data fabric for mission-critical business applications, while lowering the total cost of ownership and complexity typically associated with the management of large-scale enterprise data centers.

Data ONTAP GX, our high-performance operating system, supports fully integrated, multi-node storage systems within a single global name space. This storage grid architecture provides the ability to dynamically add storage resources and transparently redistribute data without disruption to client systems. We have been integrating the Data ONTAP GX functionality with the core Data ONTAP capabilities in order to converge both into a single operating system.

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

Storage Management and Application Integration Software

Our management software family of products provides a broad range of storage and data management tools to simplify IT administration and enhance flexibility and productivity. We deliver differentiated products and collaborate with industry open standards and interfaces to deliver this value to customers. We have four suites of products targeted to different IT administrative roles: Storage Suite, Server Suite, Database Suite and Application Suite. The software products within these suites are tightly integrated with database and business applications software from partners such as Microsoft, Oracle, SAP and VMware in order to optimize the performance of those applications on our storage systems. Our product offering extends into data center automation which provides the capability to monitor service levels, manage performance and support change management in complex enterprise SAN environments.

FAS Family

Our family of modular, scalable, highly available, unified networked storage systems provides seamless access to a full range of enterprise data for users on a variety of platforms. The FAS 6000, FAS 3000, and the FAS 2000 series of fabric-attached enterprise storage systems are designed to consolidate UNIX, Windows, NAS, Fibre Channel (“FC”), Internet Small Computer Systems Interface (“iSCSI”), SAN and Web data in central locations running over the standard connection types: Gigabit Ethernet, FC and parallel SCSI (for backup). Our design optimizes and consolidates high-performance data access for individuals in multi-user environments as well as for application servers and server clusters with dedicated access. All of our FAS systems are interoperable and run the highly efficient Data ONTAP operating system.

V-Series Family

Our V-Series is a network-based virtualization solution that consolidates storage from different suppliers behind our data management interface, providing SAN and NAS access to the data stored in heterogeneous storage arrays. With the V-Series solution, customers are able to: transform existing heterogeneous, multi-vendor storage systems into a single storage pool; simplify storage provisioning and management with Data ONTAP thin provisioning; and dramatically lower backup time, space and cost with Data ONTAP Snapshottm copies. The V-Series is compatible with the FAS family of storage systems.

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

Data Retention and Archive Products

To meet growing regulatory compliance demands faced by most enterprises, we offer a broad suite of products to help enable data permanence, accessibility and privacy across a variety of different regulations such as the Sarbanes-Oxley Act, 21 CFR Part 11, SEC Rule 17a-4 and HIPAA. Immutable, cost-effective, resilient and reliable storage architectures can be created utilizing SnapLock® products.

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

Performance Acceleration Module

The NetApp Performance Acceleration Module (PAM) optimizes the performance of random read intensive workloads such as file services and messaging. NetApp created this intelligent read cache to reduce storage latency and increase I/O throughput without adding more fast-spinning disk drives.

NetApp Global Services

Our customers demand high availability and reliability of their storage infrastructure to ensure the successful, ongoing operation of their businesses. NetApp’s global services are designed with this in mind. We provide professional services, global support solutions and customer education and training to help customers most effectively manage their data. The professional services and support solutions we offer help our customers to resolve business problems, reduce costs, keep businesses up and running continuously, comply with regulations and policies and improve overall operational results. We utilize a global, integrated model to provide consistent service delivery and global support during every phase of the customer engagement, including assessment and analysis, planning, design, installation, implementation, integration, optimization, ongoing support and remote management and monitoring. Services and support often involve phased rollouts, technology transitions and migrations and other long-term engagements.

Principal Markets and Distribution Channels

We market and sell our products in numerous countries throughout the world and we continue to make investments in our multi-year branding and awareness campaign to increase visibility of NetApp in the broader IT segment. Our diversified customer base represents a number of large segments and vertical markets. We focus primarily on the data management and storage markets, offering an array of solutions from our ultra high-end products designed for large enterprise customers to entry level products designed for mid-sized enterprise customers. We have also expanded into the VTL and data encryption markets, bringing us into parts of the data center in which we have not previously competed. We offer storage grid architecture to high-performance computing environments with our next-generation operating system, Data ONTAP GX.

We employ a multi-channel distribution strategy, selling products and services to end users through a direct sales force, value-added resellers, system integrators, original equipment manufacturers (“OEMs”) and distributors. During fiscal 2009, two U.S. distributors accounted for approximately 10.5% and 10.6% of our net revenues, respectively. No customer accounted for ten percent or more of our net revenues during fiscal 2008 and 2007.

Seasonality

As the size of our business has grown, we have begun to see a seasonal decline in revenues in the first quarter of our fiscal year. In addition, we also see some international seasonality, as sales to European customers are historically weaker during the summer months. Sales to the U.S. government tend to be seasonally stronger during our second fiscal quarter, concurrent with the end of the U.S. federal government’s fiscal year in September. Additionally, we derive a majority of our revenue in any given quarter from orders booked in the same quarter. Bookings typically follow intraquarter seasonality patterns weighted toward the back end of the quarter.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Fremont, California, San Jose, California; Olive Branch, Mississippi; Livingston, Scotland; Shanghai, China; Singapore; and Schiphol Airport, The Netherlands. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We multi-source wherever possible to mitigate supply risk. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing redundancy. This manufacturing strategy minimizes capital investments and overhead expenditures and creates flexibility for rapid expansion. We were awarded ISO 9001 certification on May 29, 1997 and continue to be ISO 9001 certified. We were awarded ISO 14001 certification on December 8, 2004 and continue to be ISO 14001 certified.

Research and Development

We conduct research and development activities in various locations throughout the world. In fiscal 2009, 2008 and 2007, research and development expenses represented 14.6%, 13.7% and 13.7% of our net revenues, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services and others that offer specific storage and data management products or services. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC, Hitachi Data Systems, HP, IBM and Sun Microsystems. In addition, Dell, Inc. is a competitor in the storage marketplace through its business arrangement with EMC, which allows Dell to resell EMC storage hardware and software products, as well as through its acquisition of EqualLogic through which Dell offers low-priced storage solutions. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Sun Microsystems. Our VTL products also compete with traditional tape backup solutions in the broader data backup/recovery space. Additionally, a number of small, newer companies have recently entered the storage systems and data management software markets, the near-line and VTL storage markets and the high-performance clustered storage markets some of which may become significant competitors in the future.

We believe that most of these companies compete based on their market presence, products, service or price. Some of these companies also compete by offering storage and data management products or services together with other IT products or services, at minimal or no additional cost in order to preserve or gain market share.

We believe that we have a number of competitive advantages over many of these companies, including product innovation and the relationships we have with our customers and partners. We believe the advantages of our products include functionality, scalability, performance, quality and operational efficiency. We believe our advantages in customer and partner relationships include a worldwide storage and data management-focused direct sales force, a broad network of channel partners, relationships with enterprise software vendors, and service offerings that enable us to provide our customers with a full range of expertise before, during and after their purchase of solutions from us.

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

Segment, Geographic Information and Classes of Similar Product and Services

See Note 7 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K. Information about our classes of similar product and services is included in Item 8 — “Financial Statements and Supplementary Data” under the heading “Consolidated Statements of Operations” and “Notes to consolidated financial statements” and is incorporated herein by reference.

Proprietary Rights

We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our NetApp name and logo, Network Appliance name and logo, Data ONTAP, DataFabric, FAServer, FlexVol, FilerView, NearStore, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, SnapVault, WAFL, and others as trademarks in the United States. Other U.S. trademarks and U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, customers, and suppliers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued.

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

Environmental Disclosure

Various federal, state and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are fully compliant with all applicable environmental laws. All of our products meet the requirements for WEEE, RoHS and China RoHS compliance. We have maintained an Environmental Management System since December 2004 as well as our ISO 14001 certification. As part of ISO 14001 requirements, NetApp conducts annual review of all aspects of our operations and we constantly monitor environmental legislation and requirements to ensure we are taking necessary measures to continually remain in compliance with any and all applicable laws.

Working Capital Practices

Information about our working capital practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Financial Condition, Capital Resources and Liquidity” and is incorporated herein by reference.

Government Contracts

We derive revenues from contracts with the United States government, state and local governments and their respective agencies. Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions penalties and potential disbarment. For more information, refer to Item 1A “Risk Factor — The U.S. government has contributed to our revenue growth and has become an important customer for us.” In addition, please refer to Item 3 — “Legal Proceedings” for information related to our GSA settlement.

Foreign Operations and Export Sales

Information about our foreign operations and export sales is included in Note 7 — “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements and Item 1A “Risk Factors — Risks inherent in our international operations could have a material adverse effect on our operating results”.

Employees

As of April 24, 2009, we had 7,976 employees. We have never had a work stoppage and consider relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of May 25, 2009, are as follows:

Name	Age	Position

Daniel J. Warmenhoven	58	Chief Executive Officer and Chairman of the Board
Thomas F. Mendoza	58	Vice Chairman
Thomas Georgens	49	President and Chief Operating Officer, Board Member
Steven J. Gomo	57	Executive Vice President, Finance and Chief Financial Officer
Robert E. Salmon	48	Executive Vice President, Field Operations

Daniel J. Warmenhoven joined NetApp in October 1994 as president and chief executive officer, and has been a member of the Board of Directors since October 1994. Mr. Warmenhoven currently serves as chief executive officer and as of March 2008 he was appointed chairman of the Board of Directors. Prior to joining the Company, Mr. Warmenhoven served in various capacities, including president, chief executive officer, and chairman of the Board of Directors of Network Equipment Technologies, Inc., a telecommunications equipment company, from November 1989 to January 1994. Prior to Network Equipment Technologies, Mr. Warmenhoven held executive and managerial positions at Hewlett-Packard from 1985 to 1989 and IBM Corporation from 1972 to 1985. Mr. Warmenhoven is a Director of Aruba Networks, Inc., sits on the Bechtel Board of Counselors, is vice chairman of the board of the Tech Museum of Innovation in San Jose, CA and is a trustee of Bellarmine College Preparatory in San Jose, CA. Mr. Warmenhoven holds a B.S. degree in electrical engineering from Princeton University.

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

Thomas Georgens is the president and chief operating officer of the Company and is responsible for all product operations and field operations worldwide. Mr. Georgens has also been a member of the Board of Directors at NetApp since March 2008. Mr. Georgens joined the Company in 2005 and served as the Company’s executive vice president of product operations from January 2007 until February 2008. Prior to January 2007, Mr. Georgens served as the Company’s executive vice president and general manager of enterprise storage systems. Before joining NetApp, Mr. Georgens spent nine years at Engenio, a subsidiary of LSI Logic, with the last two years as chief executive officer. He has also served in various other positions, including president of LSI Logic Storage Systems and executive vice president of LSI Logic. Prior to LSI Logic, Mr. Georgens spent 11 years at EMC in a variety of engineering and marketing positions. Mr. Georgens holds a B.S. degree and an M.E. degree in Computer and Systems Engineering from Rensselaer Polytechnic Institute as well as an M.B.A. degree from Babson College.

Steven J. Gomo joined NetApp in August 2002 as senior vice president of finance and chief financial officer. He was appointed executive vice president of finance and chief financial officer in October 2004. Prior to joining the Company, he served as chief financial officer for Gemplus International S.A., headquartered in Luxembourg from November 2000 to April 2002 and as chief financial officer of Silicon Graphics, Inc., from February 1998 to August 2000. Prior to February 1998, he worked at Hewlett-Packard Company for 24 years in various positions, including financial management, corporate finance, general management, and manufacturing. Mr. Gomo currently serves on the board of SanDisk Corporation. Mr. Gomo holds an M.B.A. degree from Santa Clara University and a B.S. degree in business administration from Oregon State University.

Robert E. Salmon joined NetApp in January 1994 and was appointed executive vice president, field operations in December 2005. Mr. Salmon has served as the Company’s executive vice president of worldwide sales since September 2004. From August 2003 to September 2004, Mr. Salmon served as the Company’s senior vice president of worldwide sales and from May 2000 to August 2003, Mr. Salmon served as the Company’s vice president of North American sales. Prior to his tenure at NetApp Mr. Salmon spent nearly ten years with Sun Microsystems and Data General Corporation. Mr. Salmon graduated from California State University, Chico with a B.S. degree in computer science.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 3 of this Annual Report on Form 10-K for additional discussion of these forward-looking statements. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Our operating results may be adversely affected by unfavorable economic and market conditions, including the current economic downturn.

We are subject to the effects of general global economic and market conditions challenging economic conditions worldwide have from time to time contributed, and are currently contributing, to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (“IT”) market, resulting in:

•	Reduced demand for our products as a result of continued constraints on IT related spending by our customers;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Risk of excess and obsolete inventories;

•	Excess facilities costs;

•	Higher overhead costs as a percentage of revenue;

•	Increased risk of losses or impairment charges related to our investment portfolio;

•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines or businesses and related asset impairments.

The turmoil in the global credit markets, the recent instability in the geopolitical environment in many parts of the world and other disruptions may continue to put pressure on global economic conditions. The economic challenges we initially experienced in the United States have spread throughout the world. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain, persist, or deteriorate further, we may experience material adverse impacts on our business, operating results, and financial condition.

Our quarterly operating results may fluctuate, which could adversely impact our common stock price.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	A shift in federal government spending patterns;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	The level of price and product competition in our target product markets;

•	The impact of the current adverse economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;

•	The overall movement toward industry consolidations among both our competitors and our customers;

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	The timing of bookings or the cancellation of significant orders;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Technological changes in our target product markets;

•	Our levels of expenditure on research and development and sales and marketing programs;

•	Our ability to achieve targeted cost reductions;

•	Adverse movements in foreign currency exchange rates as a result of our international operations;

•	Excess or inadequate facilities;

•	Actual events, circumstances, outcomes and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of valuation allowances), liabilities, and other items reflected in our consolidated financial statements;

•	Disruptions resulting from new systems and processes as we continue to enhance and scale our system infrastructure;

•	Future accounting pronouncements and changes in accounting rules, such as the increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS);

•	Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the second quarter of our fiscal year, with the latter due in part to the impact of the U.S. federal government’s September 30 fiscal year end on the timing of its orders, and

•	Linearity, such as our historical intraquarter revenue pattern in which a disproportionate percentage of each quarter’s total revenues occur in the last month of the quarter.

Due to such factors, operating results for a future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition. It is possible that in one or more quarters our results may fall below our forecasts and the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely decrease.

Our revenue for a particular period is difficult to forecast, and a shortfall in revenue may harm our business and our operating results.

Our revenues for a particular period are difficult to forecast, especially in light of the current global economic downturn and related market uncertainty. Product sales are also difficult to forecast because the storage and data management market is rapidly evolving, and our sales cycle varies substantially from customer to customer. New or additional product introductions also increase the complexities of forecasting revenues.

Additionally, we derive a majority of our revenue in any given quarter from orders booked in the same quarter. Bookings typically follow intraquarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve bookings in the latter part of a quarter consistent with our quarterly targets, our financial results will be adversely impacted.

We use a “pipeline” system, a common industry practice, to forecast bookings and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a bookings pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts varies from customer to customer, can be difficult to estimate, and requires management judgment. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and could materially and adversely impact our business or our planned results of operations. In particular, the continued adverse events in the economic environment and financial markets have made it even more difficult for us to forecast our future results and may result in a reduction in our quarterly conversion rate as our customers’ purchasing decisions are delayed, reduced in amount, or cancelled.

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

The ongoing global financial crisis has led to a worldwide economic downturn that has negatively affected our business. If the current economic downturn continues or worsens, demand for our products and services and our revenues may be further reduced. A prolonged downturn can adversely affect our revenues, gross margin and results of operations. During such economic downturns, it is critical to appropriately align our cost structure with prevailing market conditions and to minimize the effect of such downturns on our operations, while also maintaining our capabilities and strategic investments for future growth.

Our expense levels are based in part on our expectations as to future revenues, and a significant percentage of our expenses are fixed. We have a limited ability to quickly or significantly reduce our fixed costs, and if revenue levels are below our expectations, operating results will be adversely impacted. During uneven periods of growth, we may incur costs before we realize some of the anticipated benefits, which could harm our operating results. We have significant investments in engineering, sales, service support, marketing programs and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business, operating results and financial condition.

Conversely, if we are unable to effectively manage our resources and capacity, during periods of increasing demand for our products, we could experience a material adverse effect on operations and financial results. If the network storage market fails to grow, or grows slower than we expect, our revenues will be adversely affected. Also, even if IT spending increases, our revenue may not grow at the same pace.

Our gross margins have varied over time and may continue to vary, and such variation may make it more difficult to forecast our earnings.

Our product gross margins have been and may continue to be affected by a variety of factors, including:

•	Demand for storage and data management products;

•	Pricing actions, rebates, initiatives, discount levels, and price competition;

•	Direct versus indirect and OEM sales;

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group;

•	Product and add-on software mix;

•	The mix of services as a percentage of revenue;

•	The mix and average selling prices of products;

•	The mix of disk content;

•	The timing of revenue recognition and revenue deferrals;

•	New product introductions and enhancements;

•	Excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products; and

•	The cost of components, manufacturing labor, quality, warranty, and freight.

Changes in software entitlements and maintenance gross margins may result from various factors, such as:

•	The size of the installed base of products under support contracts;

•	The timing of technical support service contract renewals;

•	Demand for and the timing of delivery of upgrades;

•	The timing of our technical support service initiatives; and

•	The level of spending on our customer support infrastructure.

Changes in service gross margins may result from various factors, such as:

•	The mix of customers;

•	The size and timing of service contract renewals;

•	The volume and use of outside partners to deliver support services on our behalf; and

•	Product quality and serviceability issues.

Due to such factors, gross margins are subject to variations from period to period and are difficult to predict.

Our cost-reduction initiatives and restructuring plans may not result in anticipated savings or more efficient operations. Our recently-announced restructuring may disrupt our operations and adversely affect our operations and financial results.

On February 11, 2009, in response to the worsening global economic conditions and uncertainty about future IT spending, we announced a restructuring of our worldwide operations in an effort to strategically align our cost structure with expected revenues, as well as to reallocate resources into areas of our business with more growth potential.

Additionally, in December 2008, we decided to cease development and availability of our SnapMirror® for Open Systems (“SMOS”) product, and as a result recorded restructuring and other charges attributable primarily to severance and employee-related and facility closure costs, as well as the impairment of certain acquired intangible assets.

We may not be able to successfully complete and realize the expected benefits of these restructuring plans. Our restructuring plans may involve higher costs or a longer timetable, or they may fail to improve our gross margins, results of operations and cash flows as we anticipate. Our inability to realize these benefits may result in an ineffective business structure that could negatively impact our results of operations. In addition to costs related to severance and other employee-related costs, our restructuring plans may also subject us to litigation risks and expenses.

In addition, our restructuring plans may have other adverse consequences, such as attrition beyond our planned reduction in workforce, the loss of employees with valuable knowledge or expertise, a negative impact on employee morale, or a gain in competitive advantage by our competitors over us. The restructuring efforts could also be disruptive to our day-to-day operations and cause our remaining employees to be less productive, which in turn may affect our revenue and other operating results in the future. In the event that the economy recovers sooner than we expect and results in increased IT spending, we may not have sufficient capacity to capitalize on the related increase in demand for our products and services.

We may undertake future cost-reduction initiatives and restructuring plans that may adversely impact our operations; and we may not realize all of the anticipated benefits of our prior or any future restructurings.

Changes in market conditions have led, and in the future could lead, to charges related to the discontinuance of certain of our products and asset impairments.

In response to changes in economic conditions and market demands, we may be required to strategically realign our resources and consider cost containment measures including restructuring, disposing of, or otherwise discontinuing certain products. Any decision to limit investment in, dispose of, or otherwise exit products may result in the recording of charges to earnings, such as inventory and technology-related or other intangible asset write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, cancellation penalties or claims from third parties who were resellers or users of discontinued products, which would harm our operating results. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis, and between annual tests in certain circumstances when impairment indicators exist or if certain events or changes in circumstances have occurred. Future goodwill impairment tests may result in charges to earnings, which could materially harm our operating results.

Our OEM relationship with IBM may not continue to generate significant revenue.

In April 2005, we entered into an OEM agreement with IBM, which enables IBM to sell IBM branded solutions based on NetAppunified solutions, including NearStore® and V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore, this relationship may not continue to contribute revenue in future years. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing. In the event that sales through IBM increase, we may experience distribution channel conflicts between our direct sales force and IBM or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. We cannot assure you that this OEM relationship will continue to generate significant revenue while the agreement is in effect, or that the relationship will continue to be in effect for any specific period of time.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

An element of our strategy to increase revenue is to strategically partner with major third-party software and hardware vendors that integrate our products into their products and also co-market our products with these vendors. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenue or may not continue to be in effect for any specific period of time. If these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

We intend to continue to establish and maintain business relationships with technology companies to accelerate the development and marketing of our storage solutions. To the extent that we are unsuccessful in developing new relationships or maintaining our existing relationships, our future revenue and operating results could be impacted negatively. In addition, the loss of a strategic partner could have a material adverse effect on our revenues and operating results.

Disruption of or changes in our distribution model could harm our sales.

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be adversely affected.

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenue from these channel partners. During fiscal 2009, revenues generated from sales through our channel partners accounted for 69.0% of our revenues. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

Several factors could result in disruption of or changes in our distribution model, which could materially harm our revenues and gross margins, including the following:

•	We compete with some of our channel partners through our direct sales force, which may lead these partners to use other suppliers who do not directly sell their own products;

•	Our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear;

•	Our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions; and

•	Revenue from indirect sales could suffer if our channel partners’ financial condition or operations weaken.

In addition, we depend on our channel partners to comply with applicable regulatory requirements in the jurisdictions in which they operate. Their failure to do so could have a material adverse effect on our revenues and operating results.

The U.S. government has contributed to our revenue growth and has become an important customer for us. Future revenue from the U.S. government is subject to shifts in government spending patterns. A decrease in government demand for our products could materially affect our revenues. In addition, our business could be adversely affected as a result of future examinations by the U.S. government.

The U.S. government has become an important customer for the storage market and for us; however, government demand is unpredictable, and there can be no assurance that we will maintain or grow our revenue from the U.S. government. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending. If the government or individual agencies within the government reduce or shift their capital spending patterns, our revenues and operating results may be harmed.

In addition, selling our products to the U.S. government also subjects us to certain regulatory requirements. The failure to comply with these requirements could subject us to fines and other penalties, which could have a material adverse effect on our revenues and operating results. For example, in April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we agreed to pay the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of its GSA contracts between August 1997 and February 2005. We are currently in discussions with the U.S. government to demonstrate that we have implemented processes and procedures to ensure that we comply with federal contracting rules. If we are unable to demonstrate to the U.S. government that we have implemented such improved policies and procedures or if we are subject to an adverse outcome in any future examinations of our federal contracting practices, we could be suspended or debarred from contracting with the U.S. government generally, or with any specific agency, which could materially and adversely affect our revenue and operating results.

A portion of our revenue is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by these parties has and could continue to negatively affect our revenue.

During fiscal 2009, two U.S. distributors accounted for approximately 10.5% and 10.6% of our revenues, respectively. The loss of continued orders from any of our more significant customers, strategic partners, distributors or resellers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

We generally do not enter into binding purchase commitments with our customers for an extended period of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases and our customers, resellers and distributors can stop purchasing and marketing our products at any time.

Recent turmoil in the credit markets may further negatively impact our operations by affecting the solvency of our customers, resellers and distributors, or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate and our future sales decline, our financial condition and operating results could be adversely impacted.

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm our business. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from significant customers. In addition, a change in the mix of our customers could adversely affect our revenue and gross margins.

We are exposed to the credit risk of some of our customers, resellers, and distributors, as well as credit exposures in weakened markets, which could result in material losses.

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, and seek to limit such open credit to amounts we believe the customers can pay. Beyond our open credit arrangements, we also have recourse or nonrecourse customer financing leasing arrangements with third party leasing companies through preexisting relationships with customers. Under the terms of recourse leases, which are treated as off-balance sheet arrangements, we remain liable for the aggregate unpaid remaining lease payments to the third party leasing company in the event that any customers default. We expect demand for customer financing to continue. During periods of economic downturn in the storage industry and the global economy, our exposure to credit risks from our customers increases. In addition, our exposure to credit risks of our customers may increase if our customers and their customers or their lease financing sources are adversely affected by the current global economic downturn, or if there is a continuation or worsening of the downturn. Although we have programs in place to monitor and mitigate the associated risks, such programs may not be effective in reducing our credit risks.

In the past, there have been bankruptcies by our customers both who have open credit and who have lease financing arrangements with us, causing us to incur bad debt charges, and, in the case of financing arrangements, a loss of revenues. There can be no assurance that additional losses will not occur in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the recent turmoil in the credit markets makes it more difficult for customers to obtain open credit or lease financing, those customers’ ability to purchase our product could be adversely impacted, which in turn could have a material adverse impact on our financial condition and operating results.

The market price for our common stock has fluctuated significantly in the past and will likely continue to do so in the future.

The market price for our common stock has experienced substantial volatility in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to:

•	Fluctuations in our operating results;

•	Variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts;

•	Economic developments in the storage and data management market as a whole;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Changes in analysts’ recommendations or projections;

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies;

•	International conflicts and acts of terrorism;

•	Announcements of new products, applications, or product enhancements by us or our competitors;

•	Changes in our relationships with our suppliers, customers, channel and strategic partners; and

•	General market conditions, including the recent financial and credit crisis and global economic downturn.

In addition, the stock market has experienced volatility that has particularly affected the market prices of the equity securities of many technology companies. Certain macroeconomic factors such as changes in interest rates, the market climate for the technology sector, and levels of corporate spending on IT, as well as variations in our expected operating performance, could continue to have an impact on the trading price of our stock. As a result, the market price of our common stock may fluctuate significantly in the future, and any broad market decline may materially and adversely affect the market price of our common stock.

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, if we fail to manage the transition between our new and old products, or if we cannot provide the expected level of service and support for our new products, our operating results could be materially and adversely affected.

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and storage security appliances and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical risks. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially and adversely affected. New or additional product introductions increase the complexities of forecasting revenues, and if not managed effectively, may adversely affect our sales of existing products.

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

An increase in competition and industry consolidation could materially and adversely affect our operating results.

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

There has been a trend toward industry consolidation in our markets for several years. For example, in April 2009, Oracle Corporation, one of our strategic partners, announced its plan to acquire Sun Microsystems. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. Competitive pressures we face could materially and adversely affect our business and operating results.

Our future financial performance depends on growth in the storage and data management markets. If these markets do not perform as we expect and upon which we calculate and forecast our revenues, our operating results will be materially and adversely impacted.

All of our products address the storage and data management markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and data management markets and on our ability to adapt to emerging standards in these markets. The markets for storage and data management have been adversely impacted by the current global economic downturn and may not grow as anticipated or may continue to decline.

Additionally, emerging standards in these markets may adversely affect the UNIX®, Windows® and the World Wide Web server markets upon which we depend. For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceutical and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability and permanence (such as Rule 17(a)(4) of the Securities Exchange Act of 1934, as amended) in the United States and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and we will not be able to expand our product offerings in these market and geographical segments at the rates which we have forecasted.

Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increase our costs or cause a delay in our ability to fulfill orders, could have a material adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins.

The fact that we do not own or operate our manufacturing facilities and supply chain exposes us to risks, including reduced control over quality assurance, production costs and product supply, which could have a material adverse impact on the supply of our products and on our business and operating results.

Financial problems of either contract manufacturers or component suppliers could limit supply, increase costs, or result in accelerated payment terms. The loss of any contract manufacturer or key supplier could negatively impact our ability to manufacture and sell our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change contract manufacturers, we may lose revenue and damage our customer relationships. Disruption or termination of manufacturing capacity or component supply could delay shipments of our products and could materially and adversely affect our operating results. Such delays could also damage relationships with current and prospective customers and suppliers, and our competitive position and reputation could be harmed.

A return to growth in the economy is likely to put greater pressures on us, our contract manufacturers and our suppliers to accurately project demand and to establish optimal purchase commitment levels. Additionally, the reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, or the inability by us to appropriately cancel, reschedule, or adjust our manufacturing or components requirements based upon business needs could result in either limitation of supply or increased costs from these suppliers.

If we inaccurately forecast demand for our products or if there is lack of demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which would increase our costs and have an adverse impact on our gross margins.

We rely on a limited number of suppliers for components such as disk drives, computer boards and microprocessors utilized in the assembly of our products. In recent years, rapid industry consolidation has led to fewer component suppliers, which has and could subject us to future periodic supply constraints and price rigidity.

Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market, or in amounts greater than our needs. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, or are committed to buy components in amounts greater than our needs, our gross margins could decrease.

Component quality is a risk and is particularly significant with respect to our suppliers of disk drives. In order to meet product performance requirements, we must obtain disk drives of extremely high quality and capacity.

As suppliers upgrade their components, they regularly “end of life” older components. As we become aware of an end of life situation, we attempt to make purchases or purchase commitments to cover all future requirements or find a suitable substitute component. We may not be able to obtain a sufficient supply of components on a timely and cost effective basis. Our failure to do so may lead to an adverse impact on our business. On the other hand, if we fail to anticipate customer demand properly or if there is reduced demand or no demand for our products, an oversupply of end of life components could result in excess or obsolete components that could adversely affect our gross margins.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. We may need to increase our material purchases, contract manufacturing capacity and quality functions to meet anticipated demand. The inability of our contract manufacturers or our component suppliers to provide us with adequate supplies of high-quality products and materials suitable for our needs could cause a delay in our ability to fulfill orders.

Our acquisitions may not provide the anticipated benefits and may disrupt our existing business.

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. On May 20, 2009, we announced that we have entered into a definitive agreement to acquire Data Domain, Inc. (“Data Domain”). We subsequently amended the terms of the definitive agreement on June 3, 2009.

The success of this and any future acquisition is impacted by a number of factors, and may be subject to the following risks:

•	The inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	The diversion of management’s attention from normal daily operations of the business;

•	The loss of key employees; and

•	Substantial transaction costs and accounting charges.

•	Exposure to litigation related to acquisitions. For example, see the lawsuit related to Data Domain described in Part I, Item 3 Legal Proceedings below.

This and any future acquisitions may also result in risks to our existing business, including:

•	Dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	Assumption of additional liabilities;

•	Incurrence of additional debt or a decline in available cash; adverse effects to our financial statements, such as the need to make large and immediate write-offs or the incurrence of restructuring and other related expenses;

•	Liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition; and

•	Creation of goodwill or other intangible assets that could result in significant future amortization expense or impairment charges.

In addition, failure to complete the Data Domain acquisition as planned could negatively impact our stock price.

The failure to achieve the anticipated benefits of an acquisition may also result in impairment charges for goodwill or acquired intangibles. For example, in fiscal 2009 we announced our decision to cease the development and availability of our SMOS product, which was originally acquired through our acquisition of Topio, Inc. (“Topio”) in fiscal 2007, resulting in the impairment of acquired intangibles related to such acquisition. Additional or realized risks of this nature could have a material adverse effect on our business, financial condition and results of operations.

The occurrence of any of the above risks could seriously harm our business.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our financial results.

At April 24, 2009, we had $2.6 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, certificates of deposit, and money market funds, including the Primary Fund. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. Currently, we do not use derivative financial instruments in our investment portfolio. We may suffer losses if forced to sell securities that have experienced a decline in market value because of changes in interest rates. Currently, we do not use financial derivatives to hedge our interest rate exposure.

The fair value of our investments may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value. If such investments suffer market price declines, as we experienced with some of our investments during fiscal 2009, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other-than-temporary.

As a result of the bankruptcy filing of Lehman Brothers, which occurred during fiscal 2009, we recorded an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Primary Fund that held Lehman Brothers investments. As of April 24, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $60.9 million and an estimated fair value of $51.6 million, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. We received total distributions of $546.3 million during fiscal 2009 from the Primary Fund. On December 3, 2008, it announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve to be set aside out of its assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3.5 billion of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. The Primary Fund has received an SEC order providing that the SEC will supervise the distribution of assets from the Primary Fund. Our pro rata share of the $3.5 billion special reserve is approximately $41.5 million. The Primary Fund plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

If the conditions in the credit and capital markets continue to worsen, our investment portfolio may be impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring further impairments, which could adversely impact our financial position and operating results.

Funds associated with certain of our auction rate securities may not be accessible for more than 12 months and our auction rate securities may experience further other-than-temporary declines in value, which would adversely affect our earnings.

Auction rate securities (“ARS”) held by us are securities with long-term nominal maturities, which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which prior to February 2008 had provided a liquid market for these securities.

Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $73.3 million at April 24, 2009. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

As of April 24, 2009, we determined there was a total decline in the fair value of our ARS investments of approximately $8.8 million, of which we recorded temporary impairment charges of $7.0 million, offset by unrealized gains of $0.3 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheets of April 24, 2009 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market liquidity does not occur, we may be required to record additional impairment charges in future quarters.

Our leverage and debt service obligations may adversely affect our financial condition and results of operations.

As a result of our sale of $1.265 billion of 1.75% convertible senior notes in June 2008 (the “Notes”), we have a greater amount of long-term debt than we have maintained in the past. We also have a credit facility and various synthetic lease arrangements. In addition, subject to the restrictions in our existing and any future financings agreements, we may incur additional debt.

Our maintenance of higher levels of indebtedness could have adverse consequences including:

•	Adversely affecting our ability to satisfy our obligations;

•	Increasing the portion of our cash flows from operations may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	Impairing our ability to obtain additional financing in the future;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•	Making us more vulnerable to downturns in our business, our industry or the economy in general.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Furthermore, our operations may not generate sufficient cash flows from operations to enable us to meet our expenses and service our debt. As a result, we may be required to repatriate funds from our foreign subsidiaries, which could result in a significant tax liability to us. If we are unable to generate sufficient cash flows from operations, or if we are unable to repatriate sufficient or any funds from our foreign subsidiaries, in order to meet our expenses and debt service obligations, we may need to utilize our existing line of credit to obtain the necessary funds, or we may be required to raise additional funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness.

We are subject to restrictive and financial covenants in our credit facility and synthetic lease arrangements. The restrictive covenants may restrict our ability to operate our business.

Our access to undrawn amounts under our credit facility and the ongoing extension of credit under our synthetic lease arrangements are subject to continued compliance with financial covenants, which could be more challenging in a difficult operating environment. If we do not comply with these restrictive and financial covenants or otherwise default under the facility or arrangements, we may be required to repay any outstanding amounts under this credit facility or repurchase the properties and facility which are subject to the synthetic lease arrangements. If we lose access to these credit facility and synthetic lease arrangements, we may not be able to obtain alternative financing on acceptable terms, which could limit our operating flexibility.

The agreements governing our credit facility and synthetic lease arrangements contain restrictive covenants that limit our ability to operate our business, including restrictions on our ability to:

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

We are also required to comply with financial covenants under our credit facility and synthetic lease arrangements, and our ability to comply with these financial covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

Our failure to comply with the restrictive and financial covenants could result in a default under our credit facility and our synthetic lease arrangements, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts owed thereunder and to terminate the arrangement, and could also result in a cross default with respect to our other indebtedness. In addition, our failure to comply with these covenants and the acceleration of amounts owed under our credit facility and synthetic lease arrangements could result in a default under the Notes, which could permit the holders to accelerate the Notes. If all of our debt is accelerated, we may not have sufficient funds available to repay such debt.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. Upon conversion of a Note, we will satisfy our conversion obligation by delivering cash for the principal amount of the Note and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Notes as that portion of the debt instrument will always be settled in cash. The number of shares delivered upon conversion, if any, will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

Lehman Brothers OTC Derivatives, Inc. (“Lehman OTC”) is the counterparty to 20% of our Note hedges. The bankruptcy filing by Lehman OTC on October 3, 2008 constituted an “event of default” under the hedge transaction that could, at our option, lead to termination under the hedge transaction to the extent we provide notice to Lehman OTC. We have not terminated the Note hedge transaction with Lehman OTC, and will continue to carefully monitor the developments impacting Lehman OTC. This “event of default” is not expected to have an impact on our financial position or results of operations. However, we could incur significant costs if we elect to replace this hedge transaction originally held with Lehman OTC. If we do not elect to replace this hedge transaction, then we would be subject to potential dilution upon conversion of the Notes if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85. The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note hedges and warrants were not affected by the bankruptcy filings of Lehman OTC.

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and results. We have invested substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our operating results could be harmed if our business does not grow proportionately to our increase in fixed costs.

We have various synthetic lease arrangements with BNP Paribas Leasing Corporation as lessor (“BBPPLC”) for our headquarters office buildings and land in Sunnyvale, California. On April 1, 2009, we terminated two of the synthetic lease arrangements in an effort to manage our capital structure in light of the current economic environment. The lease payments commitments associated with the remaining arrangements as of the termination date totaled $141.1 million through fiscal 2013. These synthetic leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases (as amended),” and are not considered variable interest entities under FIN No. 46R “Consolidation of Variable Interest Entities (revised).” Therefore, we do not include the properties or the associated debt on our condensed consolidated balance sheet. However, if circumstances were to change regarding our or BNPPLC’s ownership of the properties, or in BNPPLC’s overall portfolio, we could be required to consolidate the entity, the leased facilities and the associated debt.

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. Therefore, if the fair value of the properties declines below that guaranteed minimum residual value, our residual value guarantee would require us to pay the difference to BNPPLC, which could have a material adverse effect on our cash flows, financial condition and operating results.

Reductions in headcount growth have resulted in excess capacity and vacant facilities. In addition, we may experience changes in our operations in the future that could result in additional excess capacity and vacant facilities. We will continue to be responsible for all carrying costs of these facilities’ operating leases until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the operating lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

Risks inherent in our international operations could have a material adverse effect on our operating results.

We conduct a significant portion of our business outside the United States. A substantial portion of our revenues is derived from sales outside of the U.S. During fiscal 2009 and 2008, our international revenues accounted for 48.5% and 47.1% of our total revenues, respectively. In addition, we have several research and development centers overseas, and a substantial portion of our products are manufactured outside of the U.S. Accordingly, our business and our future operating results could be materially and adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could subject us to fines and other penalties, which could have a material adverse effect on our business, financial condition or results of operations.

We have credit exposure to our hedging counterparties.

In order to minimize volatility in earnings associated with fluctuations in the value of foreign currency relative to the U.S. Dollar, we utilize forward and option contracts to hedge our exposure to foreign currencies. As a result of entering into these hedging contracts with major financial institutions, we may be subject to counterparty nonperformance risk. Should there be a counterparty default, we could be exposed to the net losses on the original hedge contracts or be unable to recover anticipated net gains from the transactions.

A significant portion of our cash and cash equivalents balances is held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations and strategic opportunities and service our debt, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.

A portion of our earnings which is generated from our international operations is held and invested by certain of our foreign subsidiaries. These amounts are not freely available for dividend repatriation to the United States without triggering significant adverse tax consequences, which could adversely affect our financial results. As a result, unless the cash generated by our domestic operations is sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to expand our existing credit facility to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign cash and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be materially adversely affected.

Changes in our effective tax rate or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate;

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits, or effective tax rates by tax jurisdiction that differ from our estimates;

•	Changing tax laws or related interpretations, accounting standards, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairments;

•	Tax assessments resulting from income tax audits or any related tax interest or penalties could significantly affect our income tax expense for the period in which the settlements take place; and

•	A change in our decision to indefinitely reinvest foreign earnings.

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. The Obama administration recently announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our future unrepatriated earnings. Absent a restructuring of some legal entities and their functionality, some of the future unrepatriated earnings would be taxed at the United States federal income tax rate.

Additionally, the United States Court of Appeals for the Ninth Circuit on May 27, 2009 held in Xilinx Inc. v. Commissioner that stock-based compensation must be included in the research and development cost base of companies that have entered into a cost sharing arrangement and must, therefore, be allocated among the participants based on anticipated benefits. The Court’s reversal of the prior U.S. Tax Court decision will impact our estimate of tax benefits that were required to be recognized under Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). We are currently evaluating the impact of the Xilinx case on our provision for income taxes for the first quarter of fiscal 2010, but expect any final adjustment will be limited to a reduction of our unrecognized tax attributes.

Our international operations currently benefit from a tax ruling concluded in the Netherlands, which expires in 2010. If we are unable to negotiate a similar tax ruling upon expiration of the current ruling, our effective tax rate could increase and our operating results could be adversely affected. Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Our effective tax rate could also be adversely affected if there is a change in international operations and how the operations are managed and structured. The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or pending litigation with respect to those companies. During fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years. If the ultimate determination of income taxes assessed under the current IRS audit or under audits being conducted in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

We may face increased risks and uncertainties related to our current or future investments in nonmarketable securities of private companies, and these investments may not achieve our objectives.

On occasion, we make strategic investments in nonmarketable securities of development stage entities. As of April 24, 2009, the carrying value of our investments in nonmarketable securities totaled $4.0 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired. We could lose our entire investment in these companies. For example, during fiscal 2009 we determined that our investments in nonmarketable securities of two companies had been impaired, and we recorded impairment charges of $6.3 million.

If we are unable to establish fair value for any undelivered element of a sales arrangement, all or a portion of the revenue relating to the arrangement could be deferred to future periods.

In the course of our sales efforts, we often enter into multiple element arrangements that include our systems and one or more of the following undelivered software-related elements: software entitlements and maintenance, premium hardware maintenance, and storage review services. If we are required to change the pricing of our software related elements through discounting, or otherwise introduce variability in the pricing of such elements, we may be unable to maintain Vendor Specific Objective Evidence of fair value of the undelivered elements of the arrangement, and would therefore be required to delay the recognition of all or a portion of the related arrangement. A delay in the recognition of revenue may cause fluctuations in our financial results and may adversely affect our operating margins.

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

Undetected software errors, hardware errors, or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues. Product quality problems could lead to reduced revenue, gross margins and operating results.

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

If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenue, gross margins and operating results.

In addition, we may be subject to losses that may result from or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages. Based on our historical experience, we believe that the risk of exposure to product liability claims is low. However, should we experience increased exposure to product liability claims, our business could be adversely impacted.

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

If we are unable to protect our intellectual property, we may be subject to increased competition that could materially and adversely affect our operating results. Our success depends significantly upon our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. Some of our U.S. trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers, strategic partners and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We may not be able to develop proprietary products or technologies that are patentable, or where any issued patent will provide us with any competitive advantages or will not be challenged by third parties. Further, the patents of others may materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position.

Litigation may be necessary to protect our proprietary technology. Any such litigation may be time consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar technology, duplicate our products, or design around patents issued to us or other intellectual property rights of ours.

We are subject to intellectual property infringement claims. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights. Third parties may in the future claim infringement by us with respect to current or future products, patents, trademarks or other proprietary rights. We expect that companies in the network storage market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

We are continually seeking ways to make our cost structure more efficient, including moving activities from higher- to lower-cost owned locations, as well as outsourcing certain business process functions. Problems with the execution of these changes could have an adverse effect on our business or results of operations.

We continuously seek to make our cost structure more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills worldwide. For example, certain engineering activities and projects that were formally performed in the U.S. have been moved to lower cost international locations. The challenges involved with these initiatives include executing business functions in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.

In addition, we will rely on partners or third party service providers for the provision of certain business process functions in IT and accounting, and as a result, we may incur increased business continuity risks. For example, we may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse effect on our operating results.

Our business could be materially adversely affected by changes in regulations or standards regarding energy efficiency of our products.

We continually seek ways to increase the energy efficiency of our products. Recent analyses have estimated the amount of global carbon emissions that are due to information technology products. As a result, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements and reduce such amount of carbon emissions. There is a risk that the rush to development of these standards will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches. Depending on the regulations or standards that are ultimately adopted, compliance could adversely affect our business, financial condition or operating results.

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

We completed our evaluation of our internal controls over financial reporting for the fiscal year ended April 24, 2009 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of April 24, 2009, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our operating results.

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

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as the increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS), could have a significant effect on our reported financial results or the way we conduct our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters site for corporate general administration, sales and marketing, research and development, global services, and operations is located in Sunnyvale, California. We own approximately 933,484 square feet of facilities at our Sunnyvale headquarters, of which we occupy approximately 737,157 square feet. In addition, we own 646,123 square feet of facilities in Research Triangle Park (RTP) , North Carolina, of which we occupy approximately 490,131 square feet, that is being used for research and development, and global support.

In addition, we have commitments related to various lease arrangements with BNP Paribas LLC (“BNP”) for approximately 559,002 square feet of facilities at our headquarters in Sunnyvale, California, of which we occupy approximately 274,398 square feet (as further described below under “Contractual Cash Obligations and Other Commercial Commitments” in Item 7 and Note 15 under Item 8).

We lease other sales offices and research and development facilities throughout the U.S. and internationally. We expect that our existing facilities and those being developed in Sunnyvale, California; RTP, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed.

See additional discussion regarding properties in “Note 15 under Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of April 24, 2009.

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we agreed to pay the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August 1997 and February 2005 in consideration for the release of NetApp by the DOJ and GSA with respect to the claims alleged in the investigation as set forth in the settlement agreement. The agreement reflects neither an admission nor denial by us of any of the claims alleged by the DOJ and represents a compromise to avoid continued litigation and associated risks. We made the settlement payment on April 27, 2009. We are currently in discussions with the U.S. government to demonstrate that we have implemented processes and procedures to ensure that we comply with federal contracting rules.

On June 12, 2009, a purported class action lawsuit was filed on behalf of Data Domain stockholders in the Court of Chancery of the State of Delaware. The complaint names as defendants the Data Domain directors, and NetApp and its merger subs. The lawsuit alleges breach of fiduciary duty by the Data Domain board and aiding and abetting that breach by NetApp. The complaint seeks injunctive relief and damages. We believe that the claims against it are without merit.

Item 4.	Submissions of Matters to a Vote of Security Holders

At a special meeting of stockholders held on April 21, 2009, the stockholders of the Company approved (i) a one-time option exchange program pursuant to which employees of the Company (excluding the Company’s executive officers and directors) who hold certain options to purchase shares of the Company’s common stock (such options, “eligible options”) are being given the opportunity to exchange such eligible options for restricted stock units and (ii) certain amendments to the Company’s 1999 Stock Option Plan and other equity plans to facilitate the option exchange program. The table below shows the number of votes cast for and against such proposal and the number of votes withheld.

Voted For	Voted Against	Abstained

129,568,703	127,715,080	75,235

The option exchange program commenced on May 22, 2009 and will expire on June 19, 2009, unless extended by the Company. For more information, please see our definitive proxy statement on Schedule 14A, as filed with the SEC on March 23, 2009, and our tender offer statement on Schedule TO, as filed with the SEC on May 22, 2009, as may be amended from time to time.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the NASDAQ Global Select Market (and its predecessor, the Nasdaq National Market) on November 21, 1995, and is traded under the symbol “NTAP.” As of June 12, 2009 there were 952 holders of record of the common stock. The closing price for our common stock on June 12, 2009 was $20.14. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	$27.31	$21.66	$39.05	$28.68
Second Quarter	26.42	12.20	32.04	22.97
Third Quarter	15.32	10.39	31.49	20.38
Fourth Quarter	18.84	12.52	23.78	19.49

The following graph shows a five-year comparison of cumulative total return on our common stock, the NASDAQ Composite Index and the S&P 500 Information Technology Index from April 30, 2004 through April 24, 2009. The past performance of our common stock is no indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among NetApp, Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

* $100 invested on 4/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending April 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

*	$100 invested on April 30, 2004 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

	4/04	4/05	4/06	4/07	4/08	4/09
NetApp., Inc.	100.00	143.31	199.19	199.95	130.04	98.33
NASDAQ Composite	100.00	100.90	124.20	136.38	130.63	91.41
S&P Information Technology	100.00	98.25	114.80	126.21	127.47	93.45

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Unregistered Securities Sold in Fiscal 2009

We did not sell any unregistered securities during fiscal 2009.

Issuer Purchases of Equity Securities

The following table provides information as of April 24, 2009 with respect to the shares of common stock repurchased by NetApp during the fourth quarter of fiscal 2009:

			Total Number of	Maximum Dollar
			Shares	Value of
			Purchased as	Shares
			Part of	That May Yet
	Total Number of	Average	Publicly	be Purchased
	Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Program(2)	the Program(2)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)

Period #1
(January 24, 2009 to February 20, 2009)	37	$16.22	—	$1,096
Period #2
(February 21, 2009 to March 20, 2009)	8	$14.82	—	$1,096
Period #3
(March 21, 2009 to April 24, 2009)	11	$17.26	—	$1,096

Total	56	$16.24	—

(1)	Consists of shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock units.

(2)	On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of April 24, 2009, our Board of Directors had authorized the repurchase of up to $4,023,638,730 of common stock under this program. On August 13, 2008, our Board of Directors approved an increase of $1,000,000 to the stock repurchase program. During fiscal 2009, we repurchased 16,960 shares of our common stock at a weighted-average price of $23.58, for an aggregate purchase price of $399,981,855. As of April 24, 2009, we had repurchased 104,325,286 shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927,376,373 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096,262,357 with no termination date.

Item 6.	Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Five Fiscal Years Ended April 24, 2009

	2009	2008	2007	2006	2005
	(In thousands, except per-share amounts)

Net revenues(1)	$3,406,393	$3,303,167	$2,804,282	$2,066,456	$1,598,131
Total cost of revenues	1,416,478	1,289,791	1,099,782	809,995	623,083

Gross profit	1,989,915	2,013,376	1,704,500	1,256,461	975,048
Total operating expenses	1,942,740	1,699,776	1,403,258	948,170	721,861

Income from operations	47,175	313,600	301,242	308,291	253,187

Net income(1)	$86,545	$309,738	$297,735	$266,452	$225,754

Net income per share, basic	$0.26	$0.88	$0.80	$0.72	$0.63

Net income per share, diluted	$0.26	$0.86	$0.77	$0.69	$0.59

Shares used in basic net income per share calculation	330,279	351,676	371,204	371,061	361,009

Shares used in diluted net income per share calculation	334,575	361,090	388,454	388,381	380,412

Cash and cash equivalents and short-term investments	$2,604,206	$1,164,390	$1,308,781	$1,322,892	$1,169,965
Working capital	1,759,459	653,331	1,053,256	1,116,047	1,055,700
Total assets	5,472,819	4,070,988	3,658,478	3,260,965	2,372,647
Short-term debt	—	—	85,110	166,211	—
Long-term debt and other	1,429,499	318,658	9,487	138,200	4,474
Total stockholders’ equity	1,662,346	1,700,339	1,989,021	1,923,453	1,660,804

(1)	Net revenues and net income for fiscal 2009 included a GSA settlement of $128,715. Net income for fiscal 2006 included an income tax expense of $22,500 related to the American Jobs Creation Act and the repatriation of foreign subsidiary earnings back to the U.S.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Fiscal 2009 was characterized initially by a slowdown in the macroeconomic environment with continued deterioration in global economic conditions as the year progressed. Customers were faced with data volumes that continued to grow and shrinking or frozen capital budgets. As a result, customers postponed many IT projects and looked for solutions that provided a rapid return on their investment — typically less than twelve months. Server virtualization remained one of the most often funded IT projects, due to the cost savings it produces. NetApp has been a direct beneficiary of the trend towards server virtualization because of the unique storage efficiency features we provide along with our ability to virtualize the storage infrastructure. With our software intensive solutions, we offer customers greater functionality, easier manageability and a smaller hardware footprint, helping them to meet their business objectives with less physical storage and a lower total cost of ownership. As a result, NetApp gained a significant number of new customer accounts in fiscal 2009.

However, revenue from new accounts was not enough to offset the slowdown in spending from many of our largest accounts, and our overall revenue growth slowed relative to previous years. Our largest accounts contributed to a significant level of hardware service contract and software entitlement and maintenance contract renewals, demonstrating continued commitment to NetApp technology in their data centers while at the same time delaying capital expenditures amidst an uncertain economic environment.

Net revenues increased by 3.1% to $3,406.4 million in fiscal 2009, from $3,303.2 million in fiscal 2008. The increase in our net revenues for fiscal 2009 was due to increases in software entitlements and maintenance revenues as well as service revenues, partially offset by decreases in product revenues and a negative impact from a GSA settlement. The $128.7 million GSA settlement was related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of a GSA contract between August 1997 and February 2005.

NetApp implemented comprehensive expense reduction programs in fiscal 2009 as the global macroeconomic conditions worsened. We decided to cease development and availability of our SnapMirror® for Open Systems (“SMOS”) product. We also implemented a worldwide restructuring program which included a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities. As a result of these programs, we recognized total restructuring charges of $51.5 million, including the severance costs related to the elimination of approximately 450 regular positions, contract cancellation charges, write offs of intangible and fixed assets and costs association with the closure of some of our facilities; as well as $2.9 million of other charges to support our restructuring initiatives. Our actions were intended to better align our cost structure with expected revenues, as well as to reallocate resources into areas of our business with more growth potential.

As a result of the financial crisis during fiscal 2009, we recorded an other-than-temporary impairment charge of $29.6 million on our investments which resulted from direct and indirect exposure to Lehman Brothers Holdings Inc. securities and other-than-temporary declines in the value of our auction rate securities and investments in privately held companies. The volatility in the financial markets and economic uncertainty has had and may continue to have an adverse impact on our business and financial condition in ways that we currently cannot predict.

Despite the current challenging economic environment, we believe there are fundamental aspects of our business that will allow us to succeed over the long term. We believe that our products and services provide customers with valuable storage solutions, even in a more constrained spending environment. We also believe that our investments in branding, awareness and new customer acquisition will lead to an increase in our market share once the economy begins to recover. However, continued revenue growth depends on the introduction and market acceptance of new products and solutions and continued market demand for our products. We will continue our focus on expense management while improving our resource allocation to fund investment in strategic initiatives. Our actions are designed to preserve our revenue-generating potential, increase our focus on key growth opportunities, and at the same time improve operating leverage over the long term.

Subsequent Event

On May 20, 2009, we entered into an agreement to acquire Data Domain, a leading provider of storage solutions for backup and archive applications based on deduplication technology. Data Domain deduplication storage systems are designed to deliver reliable, efficient and cost-effective solutions that enable enterprises of all sizes to manage, retain and protect their data. The agreement was subsequently amended on June 3, 2009. Pursuant to the terms of the definitive merger agreement relating to the merger, each share of Data Domain common stock issued and outstanding immediately prior to the completion of merger will be cancelled and converted into the right to receive, subject to adjustment, a combination of $16.45 in cash and a certain number of shares of our common stock, calculated based on an exchange ratio.

The merger, if completed, may result in material but indeterminable increases in our revenues, operating results, financial position and cash flows. While we anticipate cost synergies associated with combining facilities, IT infrastructure, and certain functions such as finance, human resources and administrative services with those of Data Domain, differences between our and Data Domain’s operations could cause unforeseen delays in the integration process, result in lower savings than originally anticipated, or both, which could adversely affect NetApp’s business and operating results.

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

We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and allowances

•	Valuation of goodwill and intangibles

•	Accounting for income taxes

•	Inventory write-downs

•	Restructuring accruals

•	Impairment losses on investments

•	Fair value measurements

•	Accounting for stock-based compensation

•	Loss contingencies

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

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of our current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of allowance for doubtful accounts estimate by reviewing past collectibility and adjust it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses. Our allowance for doubtful accounts as of April 24, 2009 was $3.1 million, compared to $2.4 million as of April 25, 2008. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Goodwill and Intangibles

Identifiable intangible assets are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our operating results.

Under our accounting policy we perform an annual review of the valuation of goodwill in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required, which would adversely affect our operating results. In fiscal 2009 we performed such evaluation and found no impairment of goodwill. As of April 24, 2009, our assets included $681.0 million in goodwill. See Note 12, “Goodwill and Purchased Intangible Assets,” to our Consolidated Financial Statements.

In fiscal 2009, we increased goodwill by $0.9 million relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Onaro options. During fiscal 2008, we recorded goodwill of $79.2 million in connection with our Onaro acquisition and a decrease of goodwill for $0.2 million in connection with the escrow received from our Topio acquisition in fiscal 2007.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a valuation allowance of $28.0 million as of April 24, 2009, compared to $28.6 million as of April 25, 2008 on certain of our deferred tax assets. The $0.5 million decrease in valuation allowance in fiscal 2009 was primarily related to changes in the blended state tax rates. Tax attributes related to the exercise of employee stock options are not realized until they result in a reduction of taxes payable. Pursuant to SFAS No. 123R, we do not include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowance at April 24, 2009 and April 25, 2008 are $278.9 million and $245.1 million, respectively.

On April 28, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation. Effective September 27, 2007, the IRS’s Large and Mid-Sized Business Division (“LMSB”) released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge (buy-in payment) for internally developed (pre-existing) as well as acquisition-related intangible property that is made available to a qualified CSA. During fiscal year 2009 we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax year tax returns. We recently filed a protest with the IRS in response to the Notices of Proposed Adjustments. The Notices of Proposed Adjustments focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years. If upon the conclusion of these audits the ultimate determination of our taxes owed in any of these tax jurisdictions is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate may be adversely impacted in the period of adjustment.

Effective March 20, 2008, the IRS’s LMSB also released a CIP with respect to the cost sharing of stock based compensation. Specifically, this CIP provides guidance to IRS personnel concerning stock based compensation related to a CSA by providing that the parties to a CSA will share all costs related to intangible development of the covered intangibles, including but not limited to, salaries, bonuses, and other payroll costs and benefits. Taxpayers should include all forms of compensation in the cost pool, including those costs related to stock-based compensation. On May 27, 2009, the United States Court of Appeals for the Ninth Circuit held in Xilinx Inc. v. Commissioner that stock-based compensation must be included in the research and development cost base of companies that have entered into a CSA and must, therefore, be allocated among the participants based on anticipated benefits. The Court’s reversal of the prior U.S. Tax Court decision will impact our estimate of tax benefits that were required to be recognized under FIN 48. We are evaluating the impact of the Xilinx case on our provision for income taxes for the first quarter of fiscal 2010, but expect any final adjustment will be limited to a reduction of our unrecognized tax attributes. Our international operations currently benefit from a tax ruling concluded in the Netherlands, which expires in 2010. If we are unable to negotiate a similar tax ruling upon expiration of the current ruling, our effective tax rate could increase and our operating results could be adversely affected. Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results.

The Obama administration recently announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our future unrepatriated earnings. Absent a restructuring of some legal entities and their functionality, the changes as currently proposed would result in some of the future unrepatriated earnings being taxed at the United States federal income tax rate.

Inventory Write-Downs

Our inventory balance was $61.1 million as of April 24, 2009, compared to $70.2 million as of April 25, 2008. Inventories are stated at the lower of cost or market (which approximates actual cost on a first-in, first-out basis). We perform an in-depth excess and obsolete analysis of our inventory based upon assumptions about future demand and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross margins in the period when the written-down inventory is sold. During the past few years, our inventory reserves have been sufficient to cover excess and obsolete exposure and have not required material changes in subsequent periods.

We are subject to a variety of federal, state, local, and foreign environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used in the manufacture of our products, which may require design changes or recycling of products we manufacture. We will continue to monitor our compliance with these regulations, which may require us to incur higher costs, and adversely impact our operating results.

Restructuring Accruals

In fiscal 2009 we recorded restructuring and other charges of $54.4 million. We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The main components of our restructuring charges are workforce reduction, intangibles and fixed assets write-offs and non-cancelable lease costs related to excess facilities. Severance-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. We record contract cancellation costs when contracts are terminated. The decision to eliminate excess facilities results in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Intangible asset write-offs consist of impairment of acquired intangible assets related to our decision to cease the development and availability of SMOS. Fixed assets write-offs primarily consist of equipment and furniture associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the equipment and furniture.

Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring accruals in the future.

Impairment Losses on Investments

All of our available-for-sale investments and nonmarketable securities are subject to periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our ability and intent to hold investments to maturity or for a period of time sufficient to allow for any anticipated recovery in fair value. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices, liquidation values or other metrics. For investments in publicly held companies, we recognize an impairment charge when the decline in the fair value of our investment is below its cost basis and is judged to be other-than-temporary. The ultimate value realized on these investments in publicly held companies is subject to market price volatility until they are sold.

We actively review, along with our investment advisors, current investment ratings, company specific events, and general economic conditions in managing our investments and determining whether there is a significant decline in fair value that is other-than-temporary. As of April 24, 2009 and April 25, 2008, our short-term and long-term investments in marketable securities have been classified as “available-for-sale” and are carried at fair value. Available-for-sale investments with original maturities of greater than three months at the date of purchases are classified as short-term investments as these investments generally consist of marketable securities that are intended to be available to meet current cash requirements. Currently, all marketable securities held by us are classified as available-for-sale and our entire auction rate securities (ARS) portfolio and our investment in the Reserve Primary Fund (“Primary Fund”) are classified as long-term investments.

Our ARS are securities with long-term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at the time of purchase. During the fourth quarter of fiscal 2008, we reclassified all of our investments in ARS from short-term investments to long-term investments as we believed our ability to liquidate these investments in the next twelve months was uncertain. Based on an analysis of the fair value and marketability of these investments, we recorded temporary impairment charges of approximately $7.0 million during fiscal 2009, partially offset by $0.3 million in unrealized gains within other comprehensive income (loss). During fiscal 2009, we recorded an other-than-temporary impairment loss of $2.1 million due to a significant decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades.

During fiscal 2008 and 2007, recognized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. The fair value of our marketable securities, including those included in long-term investments, was $1,228,220 and $543,226 as of April 24, 2009 and April 25, 2008, respectively.

The valuation models used to estimate the fair value of our ARS included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgments to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our ARS could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional temporary impairment related to our auction rate securities portfolio. We will continue to monitor the fair value of our ARS and relevant market conditions and will record additional temporary or other-than-temporary impairments if future circumstances warrant such charges.

As a result of the bankruptcy filing of Lehman Brothers, which occurred during fiscal 2009, we recorded an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Primary Fund that held Lehman Brothers investments. As of April 24, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $60.9 million and an estimated fair value of $51.6 million, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. The Primary Fund suspended redemptions in September 2008, and on December 3, 2008, it announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve to be set aside out of its assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3.5 billion of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. Our pro rata share of the $3.5 billion special reserve is approximately $41.5 million. The Primary Fund announced plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. The Primary Fund has received an SEC order providing that the SEC will supervise the distribution of assets from the Primary Fund. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund

To determine the fair value of nonmarketable investments, we use the most recent information available to us, including new financings or estimates of current fair value, as well as through traditional valuation techniques. It is our policy to review the fair value of these investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. In the case of privately-held companies, this evaluation is based on information that we request from these companies. This evaluation includes, but is not limited to, reviewing company cash position, financing needs and prospects, earnings or revenue outlook, operational performance, management or ownership changes and competition. This information is not subject to the same disclosure regulations as United States publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe the carrying value of an investment is in excess of fair value, and this difference is other-than-temporary, it is our policy to write down the investment to fair value. The carrying value of our investments in privately-held companies were $4.0 million and $11.2 million as of April 24, 2009 and April 25, 2008, respectively. During fiscal 2009 and 2008, we recorded $6.3 million and $1.6 million of impairment charges, respectively, for our investments in privately-held companies, which were recorded in net gain (loss) on investments in our consolidated statements of operations, and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of these assets to be other-than-temporary.

Fair Value Measurements

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” effective April 26, 2008 for financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The fair value hierarchy is broken down into the three input levels summarized below:

•	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities, and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasury notes and trading securities with quoted prices on active markets.

•	Level 2 — Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, corporate securities, certificates of deposit, and over-the-counter derivatives.

•	Level 3 — Valuations based on unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. Examples of assets and liabilities utilizing Level 3 inputs are cost method investments, ARS, and the Primary Fund.

We measure our available-for-sale securities at fair value on a recurring basis. Available-for-sale securities include U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities money market funds and certificates of deposit. Where possible, we utilize quoted market prices to measure and such items are classified as Level 1 in the hierarchy. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Such assets are classified as Level 2 or Level 3 in the hierarchy. We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We classify items in Level 3 if the investments are valued using a pricing model, based on unobservable inputs in the market or require us to develop our own assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

We are also exposed to market risk relating to our available-for-sale investments due to uncertainties in the credit and capital markets. As a result of the bankruptcy filing of Lehman Brothers, we recorded an other-than-temporary impairment charge of $21.1 million in fiscal 2009 related to Lehman Brothers corporate bonds and the Primary Fund that held Lehman Brothers investments, as well as an other-than-temporary impairment charge of $2.1 million related to the value of our ARS. The fair value of our investments may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our investments. We will continue to monitor and evaluate the accounting for our investment portfolio on a quarterly basis for additional other-than-temporary impairment charges. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility, expected life, and forfeiture rate. Any changes in these highly subjective assumptions may significantly impact the stock-based compensation expense for the future.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we agreed to pay the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August 1997 and February 2005 in consideration for the release of NetApp by the DOJ and GSA with respect to the claims alleged in the investigation as set forth in the settlement agreement. The agreement reflects neither an admission nor denial by NetApp of any of the claims alleged by the DOJ and represents a compromise to avoid continued litigation and associated risks. NetApp made the settlement payment on April 27, 2009. In fiscal 2008 and 2007, we did not identify or accrue for any loss contingencies. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

New Accounting Standards

See Note 2 of the consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Net Revenues:
Product	63.2%	67.9%	74.4%
Software entitlements and maintenance	18.2	14.7	12.2
Service	22.4	17.4	13.4
GSA settlement	(3.8)	—	—

	100.0	100.0	100.0
Cost of Revenues:
Cost of product	29.6	28.4	29.9
Cost of software entitlements and maintenance	0.3	0.3	0.4
Cost of service	11.7	10.4	8.9

Gross Margin	58.4	60.9	60.8

Operating Expenses:
Sales and marketing	34.8	32.6	32.0
Research and development	14.6	13.7	13.7
General and administrative	6.0	5.2	5.3
Restructuring and other charges	1.6	—	—
Gain on sale of assets	—	—	(0.9)

Total Operating Expenses	57.0	51.5	50.1

Income from Operations	1.4	9.4	10.7
Other Income (Expenses), Net:
Interest income	1.7	2.0	2.5
Interest expense	(0.8)	(0.2)	(0.4)
Gain (loss) on investments, net	(0.9)	0.4	(0.1)
Other income (expenses), net	(0.1)	—	0.1

Total Other Income (Expenses), Net	(0.1)	2.2	2.1

Income Before Income Taxes	1.3	11.6	12.8
Provision (Benefit) for Income Taxes	(1.2)	2.2	2.2

Net Income	2.5%	9.4%	10.6%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for fiscal 2009, 2008 and 2007 were as follows:

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Net revenues	$3,406.4	$3,303.2	3.1%	$2,804.3	17.8%

Net revenues increased by 3.1% to $3,406.4 million in fiscal 2009, from $3,303.2 million in fiscal 2008. The increase in our net revenues for fiscal 2009 was due to increases in software entitlements and maintenance revenues as well as service revenues, partially offset by decreases in product revenues, and the negative impact from the GSA settlement.

Net revenues increased by 17.8% to $3,303.2 million in fiscal 2008, from $2,804.3 million in fiscal 2007. Our fiscal 2008 revenue growth was attributable to increased product revenues, software entitlements and maintenance revenues, and service.

Sales through our indirect channels represented 69.0%, 63.0% and 59.6% of net revenues for fiscal 2009, 2008 and 2007, respectively.

During fiscal 2009, two U.S. distributors accounted for approximately 10.5% and 10.6% of our net revenues, respectively. No distributor or other customer accounted for ten percent or more of our net revenues during fiscal 2008 and 2007.

Product Revenues

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Product revenues	$2,152.7	$2,242.5	(4.0)%	$2,085.9	7.5%

Product revenues decreased by $89.8 million, or 4.0% in fiscal 2009, compared to fiscal 2008. Unit volume increased, driven by smaller, low end systems, partially offset by decreases in mid-range and high end systems. This trend is consistent with a shift in customer buying patterns towards smaller systems, due to IT spending constraints and difficult economic conditions. In addition, average selling prices declined, driven by lower list prices, unfavorable configuration mix (consisting of hardware and software components, disk capacity and disk price) and higher discounting, as well as unfavorable foreign exchange rate changes during fiscal 2009. Partially offsetting these factors was an increase in revenues from add-on products, as customers focused more on extending the useful lives and capacity of their existing storage solutions.

Product revenues increased by $156.6 million or 7.5% to $2,242.5 million in fiscal 2008, from $2,085.9 million in fiscal 2007. Unit volume increased, driven by low end and mid-range systems, partially offset by a slight decrease in high end systems. In addition, average selling prices increased, driven by higher list prices and favorable configuration mix, partially offset by higher discounting. Revenue from add-on products increased, as customers focused on extending the capacity of their storage solutions.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This wide variation in customer configurations can significantly impact revenue, cost of revenue, and gross margin performance. Price changes, unit volumes, and product configuration mix can also impact revenue, cost of revenue and gross margin performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year, and we pass along those price decreases to our customers while working to maintain relatively constant margins on our disk drives. While price per petabyte continues to decline, system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenue.

Software Entitlements and Maintenance Revenues

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Software entitlements and maintenance revenues	$618.4	$486.9	27.0%	$341.3	42.7%

Software entitlements and maintenance revenues increased by $131.5 million, or 27.0% in fiscal 2009 compared to fiscal 2008. This year over year increase in software entitlements and maintenance revenues was due primarily to the recognition of service contracts that were purchased or renewed in prior years, and to a lesser extent, service contracts entered into in fiscal 2009.

Software entitlements and maintenance revenues increased by $145.6 million, or 42.7% in fiscal 2008, compared to fiscal 2007. The year over year increase was due to a larger installed base of customers who have purchased or renewed software entitlements and maintenance.

Service Revenues

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Service revenues	$764.1	$573.8	33.2%	$377.1	52.1%

Service revenues increased by $190.3 million, or 33.2% in fiscal 2009, compared to fiscal 2008. Service revenues include service maintenance, professional services and educational and training services. The primary reason for the increase was increased service contract revenue related to an increase in the installed base. In addition, revenue from professional services increased due to increased integration consulting services provided in fiscal 2009 and improved productivity of our professional service personnel.

Service revenues increased by $196.7 million, or 52.1% in fiscal 2008, compared to fiscal 2007. The primary reasons for the increase were increased service contract revenue, related to an increase in the installed base and the average revenue generated per installed base unit, and an increase in professional services.

GSA settlement

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice and on behalf of the General Services Administration (the “GSA”), under which we agreed to pay the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of its GSA contracts between August 1997 and February 2005. We have recorded the settlement as a reduction of revenues in fiscal 2009.

Total International Revenues

	Year Ended
		% of Net		% of Net			% of Net
	April 24, 2009	Revenues	April 25, 2008	Revenues	% Change	April 27, 2007	Revenues	% Change
	(In millions)

International	$1,652.8	48.5%	$1,554.3	47.1%	6.3%	$1,254.0	44.7%	23.9%
United States	1,753.6	51.5%	1,748.9	52.9%	0.3%	1,550.3	55.3%	12.8%

Net revenues	$3,406.4		$3,303.2			$2,804.3

Total international revenues (including U.S. exports) increased by 6.3% in fiscal 2009 compared to fiscal 2008. Total international revenues (including U.S. exports) increased by 23.9% in fiscal 2008 compared to fiscal 2007.

Cost of Revenues

Our cost of revenue includes: (1) cost of product revenue, which includes the costs of manufacturing and shipping our storage systems, and amortization of purchased intangible assets, inventory write-downs, and warranty costs; (2) cost of software maintenance and entitlements, which includes the costs of providing software entitlements and maintenance and third party royalty costs, and (3) cost of service, which reflects costs associated with providing services for support center activities and global service partnership programs.

Cost of Product Revenues

Year Ended
		% of		% of		% of
		Product		Product		Product
	April 24, 2009	Revenue	April 25, 2008	Revenue	April 27, 2007	Revenue
(In millions)

Cost of product revenue	$1,007.6	46.8%	$938.4	41.8%	$838.0	40.2%

Cost of product revenue as a percentage of product revenue increased by 5.0% in fiscal 2009 as compared to fiscal 2008. The increase in total costs was primarily due to increased unit volume. The increase in costs as a percentage of revenues was due to a larger decrease in average selling prices than corresponding costs, primarily standard material costs, across all of our systems.

Cost of product revenue as a percentage of product revenue increased by 1.6% in fiscal 2008 compared to fiscal 2007. The increase in total costs was primarily due to increased unit volume. The increase in costs as a percentage of revenues was due to a lower increase in average selling prices than corresponding costs, primarily related to standard material costs on new low end systems.

Stock-based compensation expense included in cost of product revenues was $3.3 million, $3.4 million and $3.7 million in fiscal 2009, 2008, and 2007, respectively. Amortization of existing technology included in cost of product revenues was $24.5 million, $22.6 million and $17.6 million for fiscal 2009, 2008 and 2007, respectively.

In the first quarter of fiscal 2009, we implemented a change in the reporting of warranty costs and reported these costs in cost of product revenues. These costs were included in cost of service revenues in previous periods. Our cost of product revenues and service revenues for fiscal years 2008 and 2007 reflect a reclassification of $27.0 million and $22.1 million, respectively, to conform to current period presentation. There was no change in warranty costs as a percentage of product revenue in fiscal 2009, 2008 and 2007.

We expect future product gross margins to be impacted by a variety of factors including selective price reductions and discounts, increased indirect channel sales, higher software revenue mix and the margin profile of new products. If our shipment volumes, product mix, average selling prices and pricing actions that impact our product gross margin continue to be adversely affected by the economic downturn or market factors, our gross margin could decline.

Cost of Software Entitlements and Maintenance Revenues

Year Ended
		% of				% of
		Software		% of Software		Software
		Entitlements		Entitlements		Entitlements
		and		and		and
		Maintenance		Maintenance		Maintenance
	April 24, 2009	Revenue	April 25, 2008	Revenue	April 27, 2007	Revenue
(In millions)

Cost of software entitlements and maintenance revenues	$9.2	1.5%	$8.6	1.8%	$10.2	3.0%

Cost of software entitlements and maintenance revenues as a percentage of software entitlements and maintenance revenue remained relatively flat at 1.5% in fiscal 2009 and 1.8% in fiscal 2008, respectively. Cost of software entitlements and maintenance revenues as a percentage of software entitlements and maintenance revenue decreased in fiscal 2008 compared to fiscal 2007 due to lower third-party royalty expenses.

Cost of Service Revenues

	Year Ended
		% of Service		% of Service		% of Service
	April 24, 2009	Revenue	April 25, 2008	Revenue	April 27, 2007	Revenue
	(In millions)

Cost of service revenues	$399.7	52.3%	$342.8	59.7%	$251.6	66.7%

Cost of service revenue as a percentage of service revenue decreased by 7.4% in fiscal 2009 from fiscal 2008 and by 7.0% in fiscal 2008 compared to fiscal 2007. The increase in service cost of revenues in fiscal 2009 compared to fiscal 2008 and in fiscal 2008 compared to fiscal 2007 was primarily due to increased service infrastructure spending to support our customers, which included additional professional support engineers, increased support center activities for a larger installed base of product, and global service partnership programs. The decrease in service cost of revenues as a percentage of service revenue in fiscal 2009 compared to fiscal 2008 and fiscal 2007 was primarily due to increased service revenue volume and improved productivity, partially offset by higher costs.

Stock-based compensation expense of $12.3 million was included in the cost of service revenue for fiscal 2009 compared to $10.4 million and $10.1 million for fiscal 2008 and 2007, respectively.

In the first quarter of fiscal 2009, we implemented a change in the reporting of warranty costs and reported these costs in cost of product revenues. These costs were included in cost of service revenues in previous periods. Our cost of product revenues and service revenues for fiscal years 2008 and 2007 reflect a reclassification of $27.0 million and $22.1 million, respectively, to conform to current period presentation.

Service gross margin is also typically impacted by factors such as changes in the size of our installed base of product, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure.

Sales and Marketing — Sales and marketing expense consists primarily of salaries and related benefits, commissions, allocated facilities and IT costs, advertising and promotional expenses, stock-based compensation expense, and travel and entertainment expenses. Sales and marketing expense for fiscal 2009, 2008 and 2007 was as follows:

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Sales and marketing	$1,186.1	$1,075.6	10.3%	$895.8	20.1%

Sales and marketing expense increased by $110.5 million, or 10.3% in fiscal 2009 compared to fiscal 2008. The increase was primarily due to an increase in salaries and related benefits primarily due to increased average compensation and incentive plan costs per person, and an increase in IT expenses related to new software implementations partially offset by a decrease in marketing expenses and travel and entertainment expenses.

The increase in sales and marketing expense in fiscal 2008 compared to fiscal 2007 was due to increased commission expenses resulting from increased revenues, higher payroll expenses due to higher profitability, higher partner program expenses, the continued worldwide investment in our sales and global service organizations associated with selling complete enterprise solutions, and higher stock-based compensation expenses.

Sales and marketing expense for fiscal 2009 was favorably impacted by the strengthening of the U.S. dollar relative to other foreign currencies (primarily Euro, British pound and Australian Dollar). Had foreign exchange rates remained constant in these periods, our sales and marketing expense in fiscal 2009 would have been approximately $10.5 million higher, or 0.9%, higher. The foreign currency exchange rate impact on sales and marketing expense was insignificant for fiscal 2008 and 2007.

Stock-based compensation expense included in sales and marketing expense in fiscal 2009 was $65.1 million compared to stock compensation expense of $65.4 million and $71.7 million in fiscal 2008 and 2007, respectively. Amortization of trademarks/trade names and customer contracts/relationships included in sales and marketing expense was $4.4 million in fiscal 2009 compared to $4.2 million and $2.9 million in fiscal 2008 and fiscal 2007, respectively.

Research and Development — Research and development expense consists primarily of salaries and related benefits, allocated facilities and IT costs, depreciation and amortization, stock-based compensation, and prototype and engineering charges. Research and development expense for fiscal 2009, 2008 and 2007 was as follows:

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Research and development	$498.5	$452.2	10.2%	$385.4	17.3%

Research and development expense increased by $46.3 million, or 10.2% in fiscal 2009 as compared to fiscal 2008. The increase in research and development expense was primarily due to an increase in salaries and related benefits resulting from increased average compensation and incentive plan costs per person, as well as higher average headcount, and an increase in facilities expenses related to new engineering labs.

The increase in research and development expense in fiscal 2008 compared to fiscal 2007 was primarily due increased headcount, ongoing operating impact of acquisitions, ongoing current and future product development and enhancement efforts, higher performance-based payroll expenses due to higher profitability, and higher stock-based compensation expense.

Stock-based compensation expense included in research and development expense for fiscal 2009 was $37.9 million, compared to $46.6 million and $51.3 million in fiscal 2008 and 2007, respectively. No software development costs were capitalized during any of the periods.

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

General and Administrative — General and administrative expense consists primarily of salaries and related benefits, professional and corporate legal fees, stock-based compensation, recruiting expenses, and allocated facilities and IT costs. General and administrative expense for fiscal 2009, 2008 and 2007 was as follows:

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

General and administrative	$203.7	$171.5	18.7%	$147.5	16.3%

General and administrative expense increased by $32.2 million, or 18.7% in fiscal 2009 as compared to fiscal 2008. The increase was primarily due to increased professional and legal fees, an increase in salaries and related benefits primarily resulting from increased average compensation and incentive plan costs per person, and an increase in IT expenses.

The increase in general and administrative expense in fiscal 2008 compared to fiscal 2007 was primarily due to higher payroll expenses due to higher profitability and increased headcount, higher stock-based compensation expense recognized, and higher legal and professional fees for general corporate matters.

Stock-based compensation expense included in general and administrative expense in fiscal 2009 was $22.2 million compared to $22.1 million and $26.2 million for fiscal 2008 and 2007, respectively.

Restructuring and Other Charges

Fiscal 2009 Restructuring Plans — In February 2009, we announced our decision to execute a worldwide restructuring program, which included a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities. In December 2008, we announced our decision to cease the development and availability of SMOS, which was originally acquired through our acquisition of Topio in fiscal 2007. As part of this decision, we also announced the closure of our engineering facility in Haifa, Israel. These restructuring activities resulted in restructuring charges totaling $51.5 million of severance-related amounts and other charges attributable to the termination of approximately 450 regular positions, abandoned excess facilities charges relating to non-cancelable lease costs, which are net of expected sublease income; contract cancellation charges; outplacement expenses; fixed assets and intangibles write-offs; as well as $2.9 million of other charges to support our restructuring initiatives. In recording the facility lease restructuring reserve, we made certain estimates and assumptions related to the (i) time period over which the relevant buildings would remain vacant, (ii) sublease terms, and (iii) sublease rates.

As of April 24, 2009, approximately $15.9 million of the costs associated with these activities were unpaid. We expect that severance-related charges and other costs will be substantially paid by the third quarter of fiscal 2010 and the facilities-related lease payments to be substantially paid by the third quarter of fiscal 2013.

Fiscal 2002 Restructuring Plan — As of April 24, 2009, we also have $1.3 million remaining in facility restructuring reserves established as part of a restructuring in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease income. We reevaluate our estimates and assumptions periodically and make adjustments as necessary based on the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During fiscal 2009, we recorded restructuring recoveries of $0.1 million resulting from a change in the estimated operating expenses relating to this facility restructuring reserve. We expect to substantially fulfill the remaining contractual obligations related to this facility restructuring reserve by fiscal 2011.

Of the restructuring reserve balance at April 24, 2009, $14.7 million was included in other accrued liabilities, and the remaining $2.5 million was classified as other long-term obligations.

See Note 13, “Restructuring and Other Charges,” of the Notes to our consolidated financial statements for further discussion of our restructuring activities.

Other Income and Expense

Interest Income — Interest income for fiscal 2009, 2008 and 2007 was as follows:

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Interest income	$57.6	$64.6	(10.8)%	$68.8	(6.1)%

The decrease in interest income in fiscal 2009 compared to fiscal 2008 was primarily due to lower market yields on our cash and investment portfolio, in part due to a shift of our portfolio to shorter term investments with lower risk. This yield decline was partially offset by an increase in our cash and investment balances due to the issuance of the Convertible Notes (the “Note”), see Note 4, “Convertible Notes and Credit Facilities” of the consolidated financial statements. The decrease in interest income in fiscal 2008 compared to fiscal 2007 was primarily driven by lower average interest rates on our investment portfolio and lower cash and investment balances.

We expect that period-to-period changes in interest income will continue to be impacted by the volatility of market interest rates, cash and investment balances, cash generated by operations, timing of our stock repurchases, cash used in acquisitions, capital expenditures, and payments of our contractual obligations.

Interest Expense — Interest expense for fiscal 2009, 2008 and 2007 was as follows:

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Interest expense	$(26.9)	$(8.0)	236.2%	$(11.6)	(31.4)%

The increase in interest expense in fiscal 2009 compared to fiscal 2008 was primarily due to interest expense and amortization of debt issuance costs on our 1.75% convertible senior notes (the “Notes”), partially offset by lower interest expense related to the reduced outstanding balance on our secured credit agreement we entered into with JPMorgan in October 2007. The decrease in interest expense in fiscal 2008 compared to fiscal 2007 was due to full repayment of the loan agreement entered with JPMorgan (“Loan Agreement”), partially offset by increased interest expense on the $250.0 million outstanding under the revolving secured credit agreement with JPMorgan Securities during fiscal 2008.

We expect period-to-period changes in interest expense to fluctuate based on market interest rate volatility and amounts that may be due from time to time under various outstanding debt agreements. In addition, upon adoption of the new FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB No. 14-1”), we will account separately for the estimated liability and equity components of our Notes. As a result, we will record incremental interest expense in connection with the nonconvertible debt borrowing rate in our Consolidated Statements of Operations.

Gain (Loss) on Investments, Net —

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Gain (loss) on investments, net	$(29.6)	$12.6	(334.4)%	$(1.5)	(920.2)%

During fiscal 2009, net loss on investments of $29.6 million included a net impairment loss related to our investments in privately held companies of $6.3 million, an other-than-temporary impairment charge on our available-for-sale investments related to direct and indirect investments in Lehman Brothers securities of $21.1 million, and a decline in the value of our auction rate securities of $2.1 million.

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

Other Income (Expense), Net —

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Other income (expense), net	$(3.5)	$(0.1)	2507.4%	$2.8	(104.8)%

Other income (expense), net, consists of primarily net exchange losses and gains from foreign currency transactions and related hedging activities. We believe that period-to-period changes in foreign exchange gains or losses will continue to be impacted by hedging costs associated with our forward and option activities and forecast variance.

Provision (Benefit) for Income Taxes

	Year Ended
	April 24, 2009	April 25, 2008	% Change	April 27, 2007	% Change
	(In millions)

Provision (Benefit) for Income Taxes	$(41.7)	$73.0	(157.2)%	$62.0	17.7%

For fiscal 2009, we applied to pretax income an effective tax rate benefit of 77.6% before discrete reporting items. After taking into account the tax effect of federal research tax credit and other immaterial items, the effective tax rate benefit for fiscal 2009 was 93.1%, and the effective tax rate expense for fiscal 2008 and 2007 was 19.1% and 17.2%, respectively. Our effective tax rate for fiscal, 2009, which was negative and thus a benefit, decreased relative to the effective tax rate for fiscal, 2008 primarily due to the decrease in the U.S. portion of our income and to the benefits generated from the retroactive extension of the research and development tax credit which was part of the Emergency Economic Stabilization Act of 2008. The geographic composition of our consolidated income was impacted by losses generated in the U.S. for restructuring charges and the GSA settlement. These charges resulted in a taxable loss in the U.S. which primarily drove the tax benefit.

For fiscal 2008 and 2007, we applied to pretax income an annual effective tax rate before discrete reporting items of 13.3% and 19.0%, respectively. The decrease in the annual effective tax rate in fiscal 2008 compared to fiscal 2007 was primarily attributable to a relative increase in the benefits attributable to our foreign operations, as well as to a relative decrease in the tax impact of nondeductible stock-based compensation, brought about in part by our decision to cease granting incentive stock options. Since we have replaced the granting of incentive stock options with the granting of nonqualified stock options, this gives rise to the recognition of more income tax benefits as stock-based compensation is recognized.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flow on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 24, 2009.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of April 24, 2009, consisted of: (1) approximately $2.6 billion in cash and cash equivalents and short-term investments, (2) cash we expect to generate from operations, and (3) an unsecured revolving credit facility totaling $250.0 million, of which $0.6 million has been allocated as of April 24, 2009 to support certain of our outstanding letters of credit. Our principal liquidity requirements are primarily to meet our working capital needs, including a one-time payment of $128.7 million related to our GSA settlement, support ongoing business activities, implement restructuring plans, research and development, capital expenditure needs, the proposed Data Domain acquisition and other business acquisitions, investment in critical or complementary technologies, and to service our debt and synthetic leases.

Key factors that could affect our cash flows include changes in our revenue mix and profitability as well as our ability to effectively manage our working capital, in particular, accounts receivable and inventories and whether or not we ultimately complete the merger with Data Domain discussed below. Based on our current business outlook, we believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to further curtail spending and implement additional cost saving measures and restructuring actions. In light of the current economic and market conditions, we cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Our investment portfolio, including the Primary Fund and auction rate securities has been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets. In fiscal 2009, we recorded an other-than-temporary impairment charge to earnings of $21.1 million related to Lehman Brothers corporate bonds and the Primary Fund that held Lehman Brothers investments. In addition, we also recorded an other-than-temporary impairment of $2.1 million relating to certain auction rate securities. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund. However, we are not dependent on liquidating these investments in the next twelve months in order to meet our liquidity needs. We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions or other cash requirements. We intend to and believe that we have the ability to hold these investments until the market recovers. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional charges to earnings in future quarters.

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

Acquisition Related Requirements

On May 20, 2009, we announced our entry into a definitive agreement with Data Domain, Inc. to acquire such company in a merger for an aggregate merger consideration of approximately $1.5 billion in cash and common stock (net of Data Domain’s cash balances). On June 3, 2009, we revised the terms of the definitive agreement to increase the aggregate merger consideration to $1.9 billion (net of Data Domain’s cash balance). If the acquisition is completed under the current terms, we expect that we will have to use at least $1 billion of our cash, cash equivalent and investments for cash consideration to Data Domain shareholders and transaction costs. The merger is subject to customary closing conditions, including regulatory approvals. The transaction is valued at approximately $2 billion and is expected to be completed in 60 to 120 days.

Cash Flows

As of April 24, 2009, compared to April 25, 2008, our cash and cash equivalents and short-term investments increased by $1,439.8 million to $2,604.2 million. The increase in cash and cash equivalents and short-term investments was primarily a result of net proceeds from issuance of the Notes and warrants, cash provided by operating activities, issuance of common stock related to employee stock option exercises and employee stock purchases, partially offset by stock repurchases, execution of the Note Hedge, capital expenditures, and repayment of the secured revolving credit facility. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Working capital increased by $1,106.1 million to $1,759.5 million as of April 24, 2009, compared to $653.3 million as of April 25, 2008.

Cash Flows from Operating Activities

During fiscal 2009, we generated cash flows from operating activities of $873.4 million, compared with $1,008.9 million and $864.5 million for fiscal 2008 and fiscal 2007, respectively. We recorded net income of $86.5 million for fiscal 2009, compared to $309.7 million and $297.7 million for fiscal 2008 and fiscal 2007, respectively. A summary of the significant changes in noncash adjustments affecting net income and changes in assets and liabilities impacting operating cash flows is as follows:

•	Stock-based compensation expense was $140.8 million in fiscal 2009, compared to $148.0 million and $163.0 million in fiscal 2008 and 2007, respectively. The decrease in stock-based compensation was primarily a result of a lower fair value of equity awards driven by our declining stock price.

•	Depreciation and amortization expense was $170.5 million, $144.2 million, and $110.8 million in fiscal 2009, 2008 and 2007, respectively. The increase for depreciation was due to continued capital expansion during fiscal 2009 and 2008. The increase for amortization expense was due to an increase in intangibles related to the Onaro acquisition in fiscal 2008, partially offset by the impairment of certain acquired intangible assets related to the Topio acquisition in fiscal 2009.

•	Asset impairment charges and write-offs of $31.6 million during fiscal 2009 related to impairment of intangibles and leasehold improvements in connection with our restructuring plans in fiscal 2009, as well as a write-off related to a sales force automation tool recorded in fiscal 2009.

•	Impairment losses (gains) on investment consist of other-than-temporary impairment of $20.3 million related to investments in Lehman Brothers securities, a decline in the value of our auction rate securities and impairment losses on investment in privately held companies during fiscal 2009. A gain on sale of investments of $12.6 million during fiscal 2008 included sale of Blue Coat common shares of $13.6 million.

•	Deferred income tax provisions of $108.4 million, $53.0 million and $146.0 million were due to temporary tax differences associated with such items as accruals, deferred revenue, stock compensation tax benefits, and net operating losses and credit carryforwards.

•	The decrease in accounts receivable of $128.7 million during fiscal 2009 was due to improved collections. The increase in accounts receivable of $27.7 million and $175.2 million in fiscal 2008 and 2007, respectively, was due to increased shipment levels weighted towards the end of the fourth quarter, offset by timing of collections.

•	The decrease in inventories of $9.1 million during fiscal 2009 was due to increased inventory reserves as a result of lower customer demand due to depressed economic conditions. Inventories increased $15.4 million in fiscal 2008 due to higher inventory required to support revenue growth during the fourth quarter of fiscal 2008. Inventories decreased $9.9 million for fiscal 2007, primarily due to higher inventory at fiscal 2006 year end associated with the new FAS 6000 launch.

•	The increases in deferred revenues of $219.3 million and $401.0 million during fiscal 2009 and 2008, respectively, were primarily due to increased service contract and software entitlement and maintenance contract sales, partially offset by the recognition of previously deferred revenues. An increase in deferred revenue of $421.3 million in fiscal 2007 was due to larger installed base renewals for service contracts and software entitlement and maintenance contracts, upgrades and an increased number of new enterprise customers purchasing software entitlement and maintenance contracts.

•	The decrease in accounts payable of $27.0 million during fiscal 2009 was due to timing of payment activities. The increase in accounts payable of $20.0 million and $36.6 million in fiscal 2008 and 2007, respectively, was primarily attributable to elevated purchasing activity required to support our business growth and facilities expansion projects.

•	The accrual for the GSA settlement of $128.7 million in fiscal 2009 consisted of the unpaid liability related to that matter.

•	The increase in accrued compensation and related benefits of $12.9 million, $18.8 million and $43.6 million in fiscal 2009, 2008 and 2007, respectively, reflected increased headcount and the timing of payroll accruals versus payments.

Other changes in prepaid expenses, other accrued liabilities, income taxes payable, and other liabilities balances were due to timing of payments versus recognition of assets or liabilities. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), accounts receivable collections, inventory and supply chain management, excess tax benefits from stock-based compensation, and the timing and amount of tax and other payments.

Cash Flows from Investing Activities

Capital expenditures for fiscal 2009 were $289.7 million as compared to $188.3 million and $165.8 million in fiscal 2008 and 2007, respectively. We used $116.8 million in fiscal 2009 and received $376.4 million and $187.9 million in fiscal 2008 and 2007, respectively, for net purchases and redemptions of short-term investments, and restricted investments. During fiscal 2009, we reclassified $598.0 million of cash equivalents relating to the Primary Fund to short-term investments. In fiscal 2009, 2008 and 2007, we received $1.1 million, $19.2 million and $2.8 million, respectively, from the sale of nonmarketable and marketable securities. In fiscal 2009, 2008 and 2007, we also used $0.3 million, $4.2 million and $1.6 million for purchases of nonmarketable and marketable securities. In fiscal 2008, we acquired Onaro, Inc. and remitted total cash payments including related transaction costs totaling $99.6 million and received $0.2 million escrow related to our Topio acquisition. In fiscal 2007, we acquired Topio, Inc. and remitted total cash payments including related transaction costs totaling $131.2 million. In fiscal 2007, we received $23.9 million in cash in connection with the sale of certain assets to Blue Coat.

Cash Flows from Financing Activities

We received $696.6 million in fiscal 2009 and used $662.4 million and $747.3 million in fiscal 2008 and 2007, respectively from financing activities. During fiscal 2009, 2008 and 2007, we made repayments of $172.6 million, $231.5 million and $214.9 million, respectively, in connection with our Secured Credit Agreement and the Term Loan. We repurchased 17.0 million, 32.8 million and 22.6 million shares of common stock for a total of $400.0 million, $903.7 million and $805.7 million in fiscal 2009, 2008 and 2007, respectively. Proceeds from employee stock option exercises and employee stock purchases were $91.0 million, $114.7 million and $215.5 million in fiscal 2009, 2008 and 2007, respectively. Tax benefits, related to tax deductions in excess of stock-based compensation expense recognized, of $36.7 million, $45.4 million and $63.2 million for 2009, 2008 and 2007, respectively. During fiscal 2009, 2008 and 2007, we withheld shares with an aggregate value of $5.1 million, $6.0 million and $5.3 million, respectively, in connection with the vesting of certain employees’ restricted stock units for purposes of satisfying those employees’ federal, state, and local withholding tax obligations. In addition, during fiscal 2009, we issued $1.265 billion of convertible notes and paid financing costs of $26.6 million. We also received proceeds of $163.1 million for sale of common stock warrants, and paid $254.9 million for purchase of Note Hedges. During fiscal 2008, we borrowed $318.8 million through a Secured Credit Agreement.

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

Stock Repurchase Program

At April 24, 2009, $1,096.3 million remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

In June 2008, we issued $1.265 billion of 1.75% Convertible Senior Notes due 2013 and concurrently entered into Note Hedges and separate warrant transactions. See Note 4, “Convertible Notes and Credit Facilities” of the consolidated financial statements. The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of April 24, 2009, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants.

Credit Facilities

As of April 24, 2009, we have an unsecured revolving credit facility totaling $250.0 million, of which $0.6 million has been allocated as of April 24, 2009 to support certain of our outstanding letters of credit (See Note 4 of the consolidated financial statements.)

This credit facility requires us to maintain specified financial covenants, with which we were in compliance as of April 24, 2009. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the credit facilities, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts outstanding thereunder and to terminate the facility. We were in compliance with all of our financial covenants at April 24, 2009.

Contractual Obligations

The following summarizes our contractual obligations at April 24, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)

Contractual Obligations:
Office operating lease payments(1)	$28.5	$24.2	$18.3	$15.1	$12.7	$30.2	$129.0
Real estate lease payments(2)	3.9	3.9	3.9	129.4	—	—	141.1
Equipment operating lease payments(3)	19.1	11.1	3.4	1.2	—	—	34.8
Venture capital funding commitments(4)	0.2	0.1	—	—	—	—	0.3
Purchase commitments with contract manufacturers(5)	83.7	—	—	—	—	—	83.7
Capital expenditures(6)	6.5	—	—	—	—	—	6.5
Communications and maintenance(7)	25.0	14.5	3.6	0.4	—	—	43.5
1.75% Convertible notes(8)	22.1	22.1	22.1	22.1	1,276.1	—	1,364.5
Uncertain tax positions(9)	—	—	—	—	—	105.8	105.8

Total Contractual Cash Obligations	$189.0	$75.9	$51.3	$168.2	$1,288.8	$136.0	$1,909.2

	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)

Letters of credit(10)	$4.8	$0.2	$0.3	$0.1	$—	$0.5	$5.9

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

(1)	We enter into operating leases in the normal course of business. We lease sales offices, research and development facilities, and other property and equipment under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2019. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the associated lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. In addition, facilities operating lease payments also include the leases that were impacted by the restructurings described in Note 13 of the consolidated financial statements.

(2)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (“BNPPLC”) are (i) lease commitments of $3.9 million in each of the fiscal years 2010, 2011 and 2012; and $2.3 million in fiscal 2013, which are based on either the LIBOR rate at April 24, 2009 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 15 of the consolidated financial statements.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase order with our contract manufacturer . We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of April 24, 2009, the liability for these purchase commitments in excess of future demand was approximate $3.2 million and is recorded in other current liabilities.

(6)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct building and leasehold improvements, which will be ultimately recorded as property and equipment.

(7)	Communication and maintenance represents payments we are required to make based on minimum volumes under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in September 2012.

(8)	Included in these amounts is the $1.265 billion 1.75% Notes due 2013 (see Note 4 of the consolidated financial statements). Estimated interest payments for the Notes are $99.6 million for fiscal 2009 through fiscal 2014.

(9)	As discussed in Note 6 to the consolidated financial statements, at April 24, 2009, our liability for uncertain tax positions was $105.8 million.

(10)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees, and surety bonds, which were primarily related to self-insurance.

We have commitments related to four lease arrangements with BNPPLC for approximately 564,274 square feet of office space for our headquarters in Sunnyvale, California. As of April 24, 2009, we have a leasing arrangements (“Leasing Arrangements 1”) which requires us to lease a portion of our land in Sunnyvale to BNPPLC for a period of 99 years and to lease approximately 190,000 square feet of space costing up to $48.5 million. As of April 24, 2009, we also have commitments relating to financing and operating leasing arrangements with BNPPLC (“Leasing Arrangements 2, 3, 4”) for land and approximately 374,274 square feet of buildings located in Sunnyvale, California, costing up to $101.1 million. Under these leasing arrangements, we began paying BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We will make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at April 24, 2009, and the date we began to make payments for each of our leasing arrangements:

			LIBOR
			Plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48.5	$41.2	3.99%	January 2008	5 years
2	$80.0	$68.0	1.36%	December 2007	5 years
3	$10.5	$8.9	3.97%	December 2007	5 years
4	$10.6	$9.0	3.99%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of April 24, 2009. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the leases which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements, or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

We may from time to time terminate one or more of our leasing arrangements and repay amounts outstanding in order to meet our operating or other objectives. For example, on April 1, 2009, we terminated two leasing arrangement in connection with two buildings located in Sunnyvale, California and Research Triangle Park, North Carolina and repaid $119.3 million of the outstanding balance under the leasing arrangements. On December 1, 2008, we terminated a leasing arrangement in connection with a separate building located in Sunnyvale, California and repaid $8.1 million of the outstanding balance drawn under the construction allowance. As a result of these terminations, we are no longer contractually obligated to pay the lease payments for the lease periods and the residual guarantees.

Legal Contingencies

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of April 24, 2009.

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we agreed to pay the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August 1997 and February 2005.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 24, 2009, our financial guarantees of $5.9 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. Our major foreign currency exchange exposures and related hedging programs are described below:

•	We utilize monthly foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign monetary assets and liabilities.

•	We use currency forward contracts to hedge exposures related to forecasted sales denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration.

As of April 24, 2009, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $314.0 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We do not enter into derivative financial instruments for speculative or trading purposes. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid.

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

We have commitments related to four lease arrangements with BNPPLC for approximately 564,274 square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”).

We have evaluated our accounting for these leases under the provisions of FIN No. 46R and have determined the following:

•	BNPPLC is a leasing company for BNP Paribas in the United States. BNPPLC is not a “special purpose entity” organized for the sole purpose of facilitating the leases to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent, BNP Paribas. Therefore, we are not the primary beneficiary of BNPPLC as we do not absorb the majority of BNPPLC’s expected losses or expected residual returns; and

•	BNPPLC has represented in the related closing agreements that the fair value of the property leased to us by BNPPLC is less than half of the total of the fair values of all assets of BNPPLC, excluding any assets of BNPPLC held within a silo. Further, the property leased to NetApp is not held within a silo. The definition of “held within a silo” means that BNPPLC has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through nonrecourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNPPLC at risk for the repayment of such funds.

Accordingly, under the provisions of FIN No. 46R, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNPPLC lease. Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $141.1 million as reported under our Note 15, “Commitments and Contingencies.”

We also have operating leases for various facilities. Total rental expense for operating leases was $28.8 million for fiscal 2009, $29.6 million for fiscal 2008, and $24.0 million for fiscal 2007.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 24, 2009, we had available-for-sale investments of $1,228.2 million. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, U.S. government agency bonds, U.S. Treasuries, certificates of deposit, and money market funds, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 24, 2009 would cause the fair value of these available-for-sale investments to decline by approximately $1.6 million.

Because we have the ability to hold these investments until maturity, we would not expect any significant decline in value of our investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company specific events, and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. As a result of the bankruptcy filing of Lehman Brothers, we recorded in fiscal 2009 an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Reserve Primary Fund, which also held Lehman Brothers investments. We will continue to monitor and evaluate the accounting for our investment portfolio on a quarterly basis for additional other-than-temporary impairment charges. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of April 24, 2009, we determined there was a total decline in the fair value of our auction rate securities investments of approximately $8.8 million, of which we recorded temporary impairment charges of $7.0 million, offset by unrealized gains of $0.3 million, and $2.1 million was recognized as an other-than-temporary impairment charge. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend and have the ability to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. See Note 8, “Fair Value Measurement,” to the consolidated financial statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at April 24, 2009.

Lease Commitments — As of April 24, 2009, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have a term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at April 24, 2009 would increase our lease payments on this one floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases. As additional cash flow generated from operations is invested at current market rates, it will offer a natural hedge against interest rate risk from our lease commitments in the event of a significant change in market interest rate.

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

Our Notes have fixed annual interest rates at 1.75% and therefore, we do not have significant interest rate exposure on our Notes. However, we are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $1.265 billion, excluding $22.2 million of deferred debt issuance costs and total estimated fair value of our convertible debt at April 24, 2009 was $1.143 billion. The fair value was determined based on the closing trading price per $100 of our 1.75% Notes as of the last day of trading for the fourth quarter of fiscal 2009, which was $90.38.

Nonmarketable Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investments. Accordingly, we could lose all or part of these investments if there is an adverse change in the market price of a company we invest in. Our investments in nonmarketable securities had a carrying amount of $4.0 million as of April 24, 2009 and $11.2 million as of April 25, 2008. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Operations. During fiscal 2009, we recorded net losses of $6.3 million for our investments in privately held companies.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at April 24, 2009, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NetApp, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 24, 2009 and April 25, 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the three years in the period ended April 24, 2009. Our audits also included the consolidated financial statement schedule listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetApp, Inc. and subsidiaries as of April 24, 2009 and April 25, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 24, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in the year ended April 25, 2008, the Company changed its method of measuring and recognizing tax benefits associated with uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 24, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
June 16, 2009

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 24,	April 25,
	2009	2008
	(In thousands, except par value)

ASSETS
Current Assets:
Cash and cash equivalents	$1,494,153	$936,479
Short-term investments	1,110,053	227,911
Accounts receivable, net of allowances of $3,068 at April 24, 2009, and $2,439 at April 25, 2008	446,537	582,110
Inventories	61,104	70,222
Prepaid expenses and other assets	119,887	123,514
Short-term deferred income taxes	207,050	127,197

Total current assets	3,438,784	2,067,433
Property and Equipment, Net	807,923	693,792
Goodwill	680,986	680,054
Intangible Assets, Net	45,744	90,075
Long-Term Investments and Restricted Cash	127,317	331,105
Long-Term Deferred Income Taxes and Other Assets	372,065	208,529

	$5,472,819	$4,070,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,826	$178,233
Accrued compensation and related benefits	204,168	202,929
Other accrued liabilities	190,315	154,331
Accrual for GSA settlement	128,715	—
Income taxes payable	4,732	6,245
Deferred revenue	1,013,569	872,364

Total current liabilities	1,679,325	1,414,102
Revolving Credit Facilities	—	172,600
1.75% Convertible Senior Notes Due 2013	1,265,000	—
Other Long-Term Obligations	164,499	146,058
Long-Term Deferred Revenue	701,649	637,889

	3,810,473	2,370,649

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; shares outstanding: none in 2009 and 2008	—	—
Common stock, $0.001 par value; 885,000 shares authorized; 436,565 shares issued at April 24, 2009, and 429,080 shares issued at April 25, 2008	437	429
Additional paid-in capital	2,971,995	2,690,629
Treasury stock at cost (104,325 shares at April 24, 2009, and 87,365 shares at April 25, 2008)	(2,927,376)	(2,527,395)
Retained earnings	1,622,448	1,535,903
Accumulated other comprehensive income (loss)	(5,158)	773

Total stockholders’ equity	1,662,346	1,700,339

	$5,472,819	$4,070,988

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Product	$2,152,657	$2,242,474	$2,085,898
Software entitlements and maintenance	618,352	486,896	341,258
Service	764,099	573,797	377,126
GSA settlement	(128,715)	—	—

Net revenues	3,406,393	3,303,167	2,804,282

Cost of Revenues:
Cost of product	1,007,642	938,431	838,010
Cost of software entitlements and maintenance	9,179	8,572	10,210
Cost of service	399,657	342,788	251,562

Total cost of revenues	1,416,478	1,289,791	1,099,782

Gross margin	1,989,915	2,013,376	1,704,500

Operating Expenses:
Sales and marketing	1,186,141	1,075,588	895,813
Research and development	498,495	452,205	385,357
General and administrative	203,698	171,536	147,501
Restructuring and other charges (recoveries)	54,406	447	(74)
Gain on sale of assets	—	—	(25,339)

Total operating expenses	1,942,740	1,699,776	1,403,258

Income from Operations	47,175	313,600	301,242
Other Income (Expenses), Net:
Interest income	57,610	64,610	68,837
Interest expense	(26,865)	(7,990)	(11,642)
Gain (loss) on investments, net	(29,571)	12,614	(1,538)
Other income (expense), net	(3,520)	(135)	2,829

Total other income (expense), net	(2,346)	69,099	58,486

Income Before Income Taxes	44,829	382,699	359,728
Provision (Benefit) for Income Taxes	(41,716)	72,961	61,993

Net Income	$86,545	$309,738	$297,735

Net Income per Share:
Basic	$0.26	$0.88	$0.80

Diluted	$0.26	$0.86	$0.77

Shares Used in Net Income per Share Calculations:
Basic	330,279	351,676	371,204

Diluted	334,575	361,090	388,454

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007
		(In thousands)

Cash Flows from Operating Activities:
Net income	$86,545	$309,738	$297,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,538	144,184	110,833
Stock-based compensation	140,754	147,964	163,033
Impairment loss (gain) of investments	20,273	(12,614)	1,538
Gain on sale of assets	—	—	(25,339)
Asset impairment and write-offs	31,573	1,841	773
Allowance for doubtful accounts	1,146	818	928
Deferred income taxes	(108,371)	(53,031)	(145,989)
Deferred rent	4,789	3,912	1,033
Tax benefit from stock-based compensation	43,855	48,195	175,036
Excess tax benefit from stock-based compensation	(36,702)	(45,391)	(63,159)
Changes in assets and liabilities:
Accounts receivable	128,692	(27,741)	(175,231)
Inventories	9,126	(15,382)	9,908
Prepaid expenses and other assets	3,596	(7,549)	(6,366)
Accounts payable	(26,969)	20,031	36,589
Accrued compensation and related benefits	12,874	18,754	43,612
Other accrued liabilities	50,295	3,974	16,903
Accrual for GSA settlement	128,715	—	—
Income taxes payable	(1,443)	(47,300)	1,556
Long term other liabilities	10,643	117,469	(265)
Deferred revenue	219,301	401,014	421,328

Net cash provided by operating activities	889,230	1,008,886	864,456

Cash Flows from Investing Activities:
Purchases of investments	(1,152,505)	(1,053,450)	(2,630,350)
Redemptions of investments	1,035,722	1,429,899	2,818,207
Reclassification from cash and cash equivalents to short-term investments	(597,974)	—	—
Change in restricted cash	336	(793)	290
Proceeds from sale of assets	—	—	23,914
Proceeds from sale of nonmarketable and marketable securities	1,057	19,154	2,813
Purchases of nonmarketable securities	(300)	(4,235)	(1,583)
Purchases of property and equipment	(289,657)	(188,280)	(165,828)
Purchase of businesses, net of cash acquired	—	(99,390)	(131,241)

Net cash provided by (used in) investing activities	(1,003,321)	102,905	(83,778)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	91,014	114,697	215,453
Tax withholding payments reimbursed by restricted stock	(5,115)	(6,020)	(5,272)
Excess tax benefit from stock-based compensation	36,702	45,391	63,159
Proceeds from revolving credit facility	—	318,754	—
Proceeds from issuance of convertible notes	1,265,000	—	—
Payment of financing costs	(26,581)	—	—
Sale of common stock warrants	163,059	—	—
Purchase of note hedges	(254,898)	—	—
Repayment of revolving credit facility and debt	(172,600)	(231,510)	(214,890)
Repurchases of common stock	(399,981)	(903,704)	(805,708)

Net cash provided by (used in) financing activities	696,600	(662,392)	(747,258)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(24,835)	(1,999)	(5,597)

Net Increase in Cash and Cash Equivalents	557,674	447,400	27,823
Cash and Cash Equivalents:
Beginning of period	936,479	489,079	461,256

End of period	$1,494,153	$936,479	$489,079

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock			Treasury Stock				Accumulated
			Additional			Deferred		Other
			Paid-in		Treasury	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Earnings	Income (Loss)	Total
	(In thousands)

Balances, April 30, 2006	407,994	$408	$1,872,962	(31,996)	$(817,983)	$(49,266)	$928,430	$(11,098)	$1,923,453
Components of comprehensive income:
Net income	—	—	—	—	—	—	297,735	—	297,735
Currency translation adjustment	—	—	—	—	—	—	—	2,954	2,954
Unrealized gain on investments, net	—	—	—	—	—	—	—	15,183	15,183
Unrealized gain on derivatives	—	—	—	—	—	—	—	(1,537)	(1,537)

Total comprehensive income									314,335
Issuance of common stock related to employee transactions	13,308	14	215,439	—	—	—	—	—	215,453
Restricted stock awards issued	125	—	—	—	—	—	—	—	—
Restricted stock awards cancelled	(5)	—	—	—	—	—	—	—	—
Restricted stock units vested	43	—	—	—	—	—	—	—	—
Decru NQ auto exercises	233	—	—	—	—	—	—	—	—
Restricted stock units exercises	75	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(150)	—	(5,272)	—	—	—	—	—	(5,272)
Repurchase of common stock	—	—	—	(22,597)	(805,708)	—	—	—	(805,708)
Repurchase of restricted stock — Decru	—	—	(1)	—	—	—	—	—	(1)
Assumption of options in connection with acquisition of Topio	—	—	8,369	—	—	—	—	—	8,369
Deferred stock compensation	—	—	(49,266)	—	—	49,266	—	—	—
Stock compensation expense — employee	—	—	163,356	—	—	—	—	—	163,356
Income tax benefit from employee stock transactions	—	—	175,036	—	—	—	—	—	175,036

Balances, April 27, 2007	421,623	$422	$2,380,623	(54,593)	$(1,623,691)	$—	$1,226,165	$5,502	$1,989,021
Components of comprehensive income:
Net income	—	—	—	—	—	—	309,738		309,738
Currency translation adjustment	—	—	—	—	—	—	—	1,111	1,111
Unrealized gain on investments, net	—	—	—	—	—	—	—	(7,786)	(7,786)
Unrealized gain on derivatives	—	—	—	—	—	—	—	1,946	1,946

Total comprehensive income	—	—	—	—	—	—	—	—	305,009
Issuance of common stock related to employee transactions	7,711	7	114,695	—	—	—	—	—	114,702
Restricted stock awards issued	—	—	—	—	—	—	—	—	—
Restricted stock awards cancelled	—	—	—	—	—	—	—	—	—
Restricted stock units vested	—	—	—	—	—	—	—	—	—
Decru NQ auto exercises	—	—	—	—	—	—	—	—	—
Spinnaker restricted stock units exercises	—	—	—	—	—	—	—	—	—
Restricted stock units exercises	—	—	—	—	—	—	—	—	—
Restricted stock withheld for taxes	(196)	—	(6,020)	—	—	—	—	—	(6,020)
Repurchase of common stock	—	—	—	(32,772)	(903,704)	—	—	—	(903,704)
Repurchase of restricted stock & RSA	(58)	—	(5)	—	—	—	—	—	(5)
Stock compensation expense — employee	—	—	147,924	—	—	—	—	—	147,924
Assumption of options in connection with acquisition of Onaro	—	—	5,217	—	—	—	—	—	5,217
Income tax benefit from employee stock transactions	—	—	48,195	—	—	—	—	—	48,195

Balances, April 25, 2008	429,080	$429	$2,690,629	(87,365)	$(2,527,395)	$—	$1,535,903	$773	$1,700,339
Components of comprehensive income:
Net income	—	—	—	—	—	—	86,545	—	86,545
Currency translation adjustment	—	—	—	—	—	—	—	(4,764)	(4,764)
Unrealized gain on investments, net	—	—	—	—	—	—	—	(1,986)	(1,986)
Unrealized gain on derivatives	—	—	—	—	—	—	—	819	819

Total comprehensive income	—	—	—	—	—	—	—	—	80,614
Issuance of common stock related to employee transactions	7,770	8	91,006	—	—	—	—	—	91,014
Restricted stock withheld for taxes	(279)	—	(5,115)	—	—	—	—	—	(5,115)
Repurchase of common stock	—	—	—	(16,960)	(399,981)	—	—	—	(399,981)
Repurchase of restricted stock & RSA	(6)	—	—	—	—	—	—	—	—
Purchase of Note Hedges, net of tax benefits of $102,698	—	—	(152,200)	—	—	—	—	—	(152,200)
Sale of common stock warrants	—	—	163,059	—	—	—	—	—	163,059
Stock compensation expense — employee	—	—	140,761	—	—	—	—	—	140,761
Income tax benefit from employee stock transactions	—	—	43,855	—	—	—	—	—	43,855

Balances, April 24, 2009	436,565	$437	$2,971,995	(104,325)	$(2,927,376)	$—	$1,622,448	$(5,158)	$1,662,346

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

Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2009, 2008 and 2007 were all 52-week fiscal years.

Basis of Presentation — The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Reclassification — In the first quarter of fiscal 2009, we implemented a change in the reporting of warranty costs and reported these costs in cost of product revenues. These costs, which were included in cost of service revenues in previous periods, amounted to $26,997 and $22,082 for fiscal years 2008 and 2007, respectively, and have been reclassified on the accompanying financial statements to conform to current year classification. This change had no effect on the reported amounts of total costs of revenues, total gross margin, net income or cash flow from operations for any period presented.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; allowance for doubtful accounts; valuation of goodwill and intangibles; fair value of derivative instruments and related hedged items; accounting for income taxes; inventory valuation and contractual commitments; restructuring accruals; warranty reserve; impairment losses on investments; fair value of options granted under our stock-based compensation plans; and loss contingencies. Actual results could differ from those estimates.

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, foreign exchange contracts and accounts receivable. Cash equivalents and short-term investments consist primarily of corporate bonds, U.S. government agency securities, and money market funds, all of which are considered high investment grade. Our policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer.

Our long term investments, including the Primary Fund and auction rate securities have been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets. In fiscal 2009, we recorded an other-than-temporary impairment charge to earnings of $23,251 related to auction rate securities, Lehman Brothers corporate bonds and the Primary Fund that held Lehman Brothers investments.

In entering into forward foreign exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sell our products primarily to large organizations in different industries and geographies. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses. To reduce credit risk, we perform ongoing credit evaluations on our customers’ financial condition. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information and, to date, such losses have been within management’s expectations. No customer represented more than 10% of accounts receivables in fiscal 2009, 2008 and 2007. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions.

Risk and Uncertainties — There are no concentrations of business transacted with a particular market that would severely impact our business in the near term. However, we currently rely on a limited number of suppliers for certain key components and a few key contract manufacturers to manufacture most of our products; any disruption or termination of these arrangements could materially adversely affect our operating results.

Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity during a period from nonowner sources. Comprehensive income consists of net income and other comprehensive income (loss), which is a separate component of stockholders’ equity. Other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gain, and losses on derivatives and unrealized gains and losses on our available-for-sale securities, which includes a temporary impairment charge of $7,037 and $3,500 in fiscal 2009 and 2008, respectively, associated with our auction rate securities. Refer to Note 3 for further discussion regarding this unrealized loss.

Other comprehensive income (loss) for fiscal years 2009, 2008 and 2007 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income.

The components of accumulated other comprehensive income (loss) at the end of each fiscal year, were as follows (net of related tax effects):

	2009	2008	2007

Accumulated translation adjustments	$(332)	$4,432	$3,321
Accumulated unrealized gain (loss) on available-for-sale investments	(4,303)	(2,317)	5,469
Accumulated unrealized loss on derivatives	(523)	(1,342)	(3,288)

Total accumulated other comprehensive income (loss)	$(5,158)	$773	$5,502

Cash and Cash Equivalents — We consider all highly liquid debt investments with original maturities of three months or less at time of purchase to be cash equivalents.

Marketable Securities  — As of April 24, 2009 and April 25, 2008, our short-term and long-term investments in marketable securities have been classified as “available-for-sale” and are carried at fair value. Available-for-sale investments with original maturities of greater than three months at the date of purchases are classified as short-term investments as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Currently, all marketable securities held by us are classified as available-for-sale and our entire auction rate securities (ARS) portfolio and our investment in the Reserve Primary Fund (“Primary Fund”) are classified as long-term investments.

Our ARS are securities with long-term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at the time of purchase. During the fourth quarter of fiscal 2008, we reclassified all of our investments in ARS from short-term investments to long-term investments as we believed our ability to liquidate these investments in the next twelve months was uncertain. Based on an analysis of the fair value and marketability of these investments, we recorded temporary impairment charges of approximately $7,037 during fiscal 2009, partially offset by $296 in unrealized gains within other comprehensive income (loss). During fiscal

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, we recorded an other-than-temporary impairment loss of $2,122 due to a significant decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades.

As a result of the bankruptcy filing of Lehman Brothers, which occurred during fiscal 2009, we recorded an other-than-temporary impairment charge of $11,831 on our corporate bonds related to investments in Lehman Brothers securities and approximately $9,298 on our investments in the Primary Fund that held Lehman Brothers investments. As of April 24, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $60,928 and an estimated fair value of $51,630, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. On December 3, 2008, it announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve to be set aside out of its assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3,500,000 of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. Our pro rata share of the $3,500,000 special reserve is approximately $41,455. The Primary Fund announced plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. The Primary Fund has received an United States Security Exchange Commission order providing that the SEC will supervise the distribution of assets from the Primary Fund. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

During fiscal 2008 and 2007, recognized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. The fair value of our marketable securities, including those included in long-term investments, was $1,228,220 and $543,226 as of April 24, 2009 and April 25, 2008, respectively.

Investments in Nonpublic Companies — We have certain investments in nonpublicly- traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence and accordingly, we account for these investments under the cost method. As of April 24, 2009 and April 25, 2008, $3,969 and $11,169 of these investments are included in long-term investments on the accompanying balance sheet. We perform periodic reviews of our investments for impairment. During fiscal 2009, we recorded a loss of $6,320 related to our investments in privately held companies.

Other-than-temporary Impairment — All of our available-for-sale investments and nonmarketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the extent to which fair value was below cost, and our ability and intent to hold investments for a period of time sufficient to allow for anticipated recovery in value. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. For long-term investments, such as auction rate securities, impairment is determined based on fair value and marketability of these investments. The valuation models we used to estimate fair value included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. For nonmarketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects, dilution of valuation due to new financing, limited capital resources, limited prospects of receiving additional

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing, limited prospects for liquidity of the related securities and general market conditions in the investees’ industry.

Inventories — Inventories are stated at the lower of cost or market, which approximates actual cost on a first-in, first out basis. We write down inventory and record purchase commitment liabilities for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions.

Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The land at our Sunnyvale, California headquarters site and at Research Triangle Park, North Carolina, is not depreciated. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Buildings and building improvements are amortized over the estimated lives of the assets, which range from 10 to 40 years. Construction in progress will be amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

We review the carrying values of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the asset.

Goodwill and Purchased Intangible Assets — Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets are amortized on a straight-line basis over their economic lives of five years for patents, four to five years for existing technology, 18 months to eight years for customer relationships and two to seven years for trademarks and tradenames as we believe this method would most closely reflect the pattern in which the economic benefits of the assets will be consumed.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) goodwill is measured and tested on an annual basis in the fourth quarter of our fiscal year or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. We have one reporting unit, the fair value of which is determined to equal our market capitalization as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. We have not been required to perform this second step of the process since its adoption of SFAS No. 142 because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Long-Lived Assets — We account for long-lived assets, including other purchased intangible assets acquired in business combinations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment is based on the excess of the carrying amount over the fair value of those assets. We estimate regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made. Due to the recent negative economic trends, we tested our long-lived assets for impairment as of April 24, 2009 and determined they were not impaired, except for an impairment charge of intangibles of $14,917 in fiscal 2009 related to our decision to cease development and availability of a certain product.

Revenue Recognition — We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and related interpretations to our product sales, both hardware and software, because our software is essential to the performance of our hardware. We recognize revenue when:

•	Persuasive evidence of an arrangement exists: It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers, or distributors.

•	Delivery has occurred: Our product is physically delivered to our customers, generally with standard transfer terms such as FOB origin. We typically do not allow for restocking rights with any of our value- added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

•	The fee is fixed or determinable: Arrangements with payment terms extending beyond our standard terms, conditions, and practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•	Collection is probable: Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For purposes of presentation in the statement of operations, once fair value has been determined for our undelivered bundled elements, we allocate revenue first to software entitlements and maintenance, based on VSOE of its fair value with the remainder allocated to other service revenues.

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

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for doubtful accounts as of April 24, 2009 and April 25, 2008, was $3,068, and $2,439, respectively. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Revenues — Deferred revenues consist primarily of amounts related to software entitlements and maintenance, service contracts and other service described in revenue recognition above.

Software Development Costs — The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed.” Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented. In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design, and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Projects where expected future economic benefits are less than probable are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of our systems, as well as consulting costs. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally three years. We did not capitalize any software development costs in fiscal 2009, 2008 or 2007.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such a determination.

Effective April 28, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN No. 48 is applicable to all uncertain tax positions for taxes accounted for under SFAS No. 109, “Accounting for Income Taxes,” and substantially changes the applicable accounting model. There was no cumulative effect from the adoption of FIN No. 48. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. See “Note 6, Income Taxes,” for further discussion.

Foreign Currency Translation — For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity and comprehensive income as part of accumulated other comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expenses), net.

Derivative Instruments — We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged items through earnings or recognized within stockholders’ equity and comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. For all periods presented, realized gains and losses on the ineffective portion of our hedges were not material.

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

Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding common shares subject to repurchase for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options, employee stock purchase plan (“ESPP”), warrants, and restricted stock awards.

Certain awards outstanding, representing 61,050, 39,302, and 22,827 shares of common stock, have been excluded from the diluted net income per share calculations for fiscal 2009, 2008 and 2007, respectively, because their effect would have been antidilutive as these options’ exercise prices were above the average market prices in

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such periods. Diluted shares outstanding do not include any effect resulting from the conversion of our Notes issued in June 2008, warrants and ESPP shares as their impact would be anti-dilutive for all periods presented.

As of April 24, 2009, we have repurchased 104,325 shares of our common stock under various stock repurchase programs since inception of the repurchase programs in May 2003. Such repurchased shares are held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Net Income (Numerator):
Net income, basic and diluted	$86,545	$309,738	$297,735

Shares (Denominator):
Weighted average common shares outstanding	330,391	351,876	371,628
Weighted average common shares outstanding subject to repurchase	(112)	(200)	(424)

Shares used in basic computation	330,279	351,676	371,204
Weighted average common shares outstanding subject to repurchase	112	200	424
Diluted weighted average shares outstanding	4,184	9,214	16,826

Shares used in diluted computation	334,575	361,090	388,454

Net Income per Share:
Basic	$0.26	$0.88	$0.80

Diluted	$0.26	$0.86	$0.77

Stock-Based Compensation — We account for stock-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires us to measure and recognize compensation expense for all stock-based payments awards, including employee stock options, restricted stock units and rights to purchase shares under our ESPP, based on their estimated fair value, and to recognize the costs in our financial statements over the employees’ requisite service period. Total stock-based compensation expense recognized in fiscal 2009, 2008 and 2007 was $140,754, $147,964 and $163,033, respectively.

The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted. Calculating the fair value of employee stock options and the rights to purchase shares under the ESPP requires estimates and significant judgment. We use the Black-Scholes option pricing model to estimate the fair value of these awards, consistent with the provisions of SFAS No. 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options and forfeiture rate. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Our stock price volatility assumption is based on an implied volatility of call options and dealer quotes on call options, generally having a term of greater than twelve months. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of our stock-based awards, the related stock-based compensation expense and, consequently, our results of operations. Likewise, the shortening of the

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual life of our options could change the estimated exercise behavior in a manner other than currently expected.

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

Statements of Cash Flows — Supplemental cash flows and noncash investing and financing activities are as follows:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Supplemental Cash Flow Information:
Income taxes paid	$26,264	$29,307	$38,941
Income tax refunds	10,143	2,202	4,237
Interest paid	12,672	8,082	10,584
Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	13,152	27,280	11,226
Reclassification of restricted investments	81,023	375,981	—
Options assumed for acquired businesses	—	5,217	8,369
Common stocks received from sale of assets	—	—	4,637

Recently Issued Accounting Standards — In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009, and are required to be adopted by us beginning in the first quarter of fiscal 2010. We do not expect the adoption of this FSP to have any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than Temporary Investments” (“FSP FAS No. 115-2 and No. 124-2”). FSP FAS No. 115-2 and No. 124-2 amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS No. 115-2 and No. 124-2, the pre-existing “intent and ability” trigger was modified such that an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security. Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. FSP FAS No. 115-2 and No. 124-2 are effective in reporting periods ending after June 15, 2009, and are required to be adopted by our beginning in the first quarter of fiscal 2010. We are currently evaluating the impact of the adoption of FSP FAS No. 115-2 and No. 124-2 will have on our consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), which provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. We do not expect the adoption of FSP FAS No. 157-4 will have a material impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance under EITF 99-20 to be consistent with guidance under FASB No. 115. FSP EITF No. 99-20-1 removes the reference to market participants when a company determines impairment of a security under the expected future cash flows. FSP EITF No. 99-20-1 requires the company to recognize other-than temporary impairment as a realized loss through earnings when it is probable that there has been an adverse change in estimated cash flows from the cash flows previously projected. The company must also consider all available information when developing the estimate of future cash flows. This FSP was effective for interim and annual periods ending after December 15, 2008. The adoption of FSP EITF No. 99-20-1 did not have a material impact on our financial position or results of operations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” which we adopted as of July 26, 2008, in situations where the market is not active. We have considered the guidance provided by FSP No. 157-3 in our determination of estimated fair values as of April 24, 2009, and the impact was not material.

In September 2008, the FASB issued FSP No. SFAS 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amend FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarify the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The effective date for disclosures required by Statement No. 161 was April 24, 2009. The adoption of FSP SFAS 133-1 and FIN 45-4 only resulted in additional disclosure and did not have an impact on our financial position or results of operations.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption EITF No. 07-5 will have a material impact on our financial position results of operations.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB No. 14-1”.) FSP APB No. 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. Upon adoption of FSP APB No. 14-1, we will be required to allocate a portion of the proceeds received from the June 2008 issuance of our convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on our convertible notes with a corresponding offset to paid-in capital (the equity component). The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. Although the adoption of FSP APB No. 14-1 will have no impact on our past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized. We will adopt FSP APB No. 14-1 in our first quarter of fiscal 2010. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied on a retrospective basis. Accordingly, commencing with the filing of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, our historical financial statements will be adjusted to give effect to FSP APB No. 14-1. Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate. We estimate that the retrospective adoption of FSP APB No. 14-1 will reduce fiscal 2009 convertible long-term debt by approximately $221,000, increase stockholders’ equity by approximately $157,000 as of April 24, 2009, and that it will increase non-cash interest expense and decrease income before income taxes by approximately $39,000, decrease net income by approximately $15,800, and reduce both basic and diluted earnings per share by approximately $0.05 for fiscal 2009. Further, we expect to incur related non-cash interest expense of approximately $46,000 for fiscal 2010. Upon adoption of FSP APB No. 14-1, we will record certain deferred tax liabilities relating to the debt discount which can be offset against deferred tax assets related to our Note Hedge.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption FSP No. 142-3 may impact any intangibles the Company acquires in future transactions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format. This statement was effective for our fourth quarter of fiscal 2009. Since SFAS No. 161 only requires additional disclosure, the adoption of SFAS No. 161 did not have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), and FSP No. 157-2, “Effective Date of FASB Statement 157” (“FSP No. 157-2”). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of our first quarter of fiscal year 2010. We are currently

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluating the impact that the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities may have on our consolidated financial statements. Our significant nonfinancial assets and nonfinancial liabilities that may be impacted by the adoption of FAS 157 include goodwill, intangible assets, long-lived assets and restructuring liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are required to adopt SFAS No. 141(R) at the beginning of the first quarter of fiscal 2010, which begins on April 25, 2009. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning April 25, 2009. The impact that SFAS 141R has on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. We are required to adopt SFAS No. 160 at the beginning of our first quarter of fiscal 2010, which begins on April 25, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial position or result of operations.

3.	Balance Sheet Components

Short-Term and Long-Term Investments

The following is a summary of investments at April 24, 2009:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$486,151	$2,318	$(1,802)	$486,667
Auction rate securities	73,278	296	(7,037)	66,537
U.S. government agency bonds	80,359	1,415	—	81,774
U.S. Treasuries	31,862	773	—	32,635
Corporate securities	486,546	1	(464)	486,083
Certificates of deposit	115,002	83	—	115,085
Money market funds	1,327,794	—	—	1,327,794

Total debt and equity securities	2,600,992	4,886	(9,303)	2,596,575
Less cash equivalents	1,368,355	—	—	1,368,355
Less long-term investments	124,908	296	(7,037)	118,167	(1)

Total short-term investments	$1,107,729	$4,590	$(2,266)	$1,110,053

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of investments at April 25, 2008:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$382,528	$2,066	$(903)	$383,691
Auction rate securities	76,202	—	(3,500)	72,702
U.S. government agency bonds	61,578	352	(150)	61,780
U.S. Treasuries	15,375	107	—	15,482
Municipal bonds	1,591	9	—	1,600
Certificates of deposit	2	—	—	2
Money market funds	839,841	—	—	839,841

Total debt and equity securities	1,377,117	2,534	(4,553)	1,375,098
Less cash equivalents	831,872	—	—	831,872
Less long-term restricted investments	241,867	1,033	(287)	242,613	(2)
Less long-term unrestricted investments	76,202	—	(3,500)	72,702	(2)

Total short-term investments	$227,176	$1,501	$(766)	$227,911

(1)	The auction rate securities and the Reserve Primary Fund are included in long-term investments and restricted cash in the accompanying balance sheets as of April 24, 2009, along with long term restricted cash of $5,181 relating to our foreign rent, customs, and service performance guarantees, as well as investments in nonpublic companies of $3,969.

(2)	As of April 25, 2008, we had pledged $242,613 of long-term restricted investments as collateral for the revolving credit facility (see Note 4). In addition, we had long-term restricted cash of $4,621 relating to our foreign rent, custom, and service performance guarantees, long-term available-for-sale investment of $72,702 and investments in nonpublic companies of $11,169. These combined amounts are presented as long-term investments and restricted cash in the accompanying consolidated balance sheets as of April 25, 2008.

On August 13, 2007, we sold 360 shares of common stock of Blue Coat Systems, Inc. (“Blue Coat”) and received net proceeds of $18,256 and recorded a $13,619 realized gain. These shares of common stock in Blue Coat were received in connection with the sale of certain assets of NetCache(R) to Blue Coat on September 11, 2006, as described in Note 11.

We record net unrealized gains or losses on available-for-sale securities which are determined to be temporary in other comprehensive income (loss). The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 24, 2009:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	$139,534	$(1,233)	$58,346	$(569)	$197,880	$(1,802)
Auction rate securities	—	—	57,638	(7,037)	57,638	(7,037)
Corporate securities	400,306	(464)	—	—	400,306	(464)

Total	$539,840	$(1,697)	$115,984	$(7,606)	$655,824	$(9,303)

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

The unrealized losses on our investments in corporate bonds, U.S. government agency bonds and corporate securities were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. We believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we have the ability and intent to hold those investments until a recovery of par value, we do not consider these investments to be other-than temporarily impaired at April 24, 2009.

Our investments include direct and indirect investments in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) securities. As of April 24, 2009, our short-term investments include corporate bonds issued by Lehman Brothers, while our long-term investments include the Reserve Primary Fund (“Primary Fund”), which held Lehman Brothers investments. As a result of the bankruptcy filing of Lehman Brothers, we recorded an other-than-temporary impairment charge of $21,129 in fiscal 2009 related to Lehman Brothers corporate bonds and the Primary Fund that held Lehman Brothers investments.

Our long-term investments also include auction rate securities (“ARS”) with a fair value of $66,537 and $72,702 at April 24, 2009 and April 25, 2008, respectively. Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education. These ARS are securities with long-term nominal maturities which, in accordance with our investment policy guidelines, had credit ratings of AAA and Aaa at the time of purchase. During the fourth quarter of fiscal 2008, we reclassified all of our investments in auction rate securities from short-term investments to long-term investments as our ability to liquidate these investments in the next twelve months is uncertain. Based on an analysis of the fair value and marketability of these investments, we recorded temporary impairment charges of approximately $7,037 as of April 24, 2009, partially offset by $296 in unrealized gains within other comprehensive income (loss). During fiscal 2009, we recorded an other-than-temporary impairment loss of $2,122 due to a significant decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades.

Inventories

	April 24,	April 25,
	2009	2008

Purchased components	$5,034	$7,665
Work-in-process	56	271
Finished goods	56,014	62,286

Total	$61,104	$70,222

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

	April 24,	April 25,
	2009	2008	Depreciation Life (Years)

Land	$176,131	$176,129
Buildings and building improvements	323,251	229,067	10 - 40
Leasehold improvements	70,207	67,860	3 - 10
Computers, related equipment and purchased software	562,330	480,770	3
Furniture	61,692	52,540	5
Construction-in-progress	114,788	90,469	—

	1,308,399	1,096,835
Accumulated depreciation and amortization	(500,476)	(403,043)

	$807,923	$693,792

4.	Convertible Notes and Credit Facilities

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

Ranking and Interest — The Notes are unsecured, unsubordinated obligations of NetApp. Interest is payable in cash at a rate of 1.75% per annum. We capitalized issuance costs related to the Notes of $26,581, which are included in long-term other assets and are being amortized as interest expense over the term of the Notes using the effective interest method.

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

Conversion — Holders of the Notes may convert their Notes on or after March 1, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of our common stock, if any, based on a daily settlement amount. Prior to March 1, 2013, holders of the Notes may convert their Notes, under any of the following conditions:

•	during the five business day period after any five consecutive trading day period in which the trading price of the Notes for each day in this five consecutive trading day period was less than 98% of an amount equal to (i) the last reported sale price of Common Stock multiplied by (ii) the conversion rate on such day;

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we entered into note hedge transactions (the “Note Hedges”), which are designed to mitigate potential dilution from the conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than $31.85 per share, subject to adjustments. The Note Hedges generally cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting Noteholders in the event of a conversion of the Notes. The Note Hedges expire at the earlier of (i) the last day on which any Notes remain outstanding and (ii) the scheduled trading day immediately preceding the maturity date of the Notes. We also entered into separate warrant transactions whereby we sold to the same financial institutions warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, 39,700 shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the Warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the Warrants. As of April 24, 2009, we had not received any shares related to the Note Hedges or delivered cash or shares related to the Warrants.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note Hedges and Warrants were not affected by the bankruptcy filings of Lehman OTC.

Earnings per share impact on the Notes, Note Hedges and Warrants — In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, the Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $31.85 per share) because the principal amount of the Notes will be settled in cash upon conversion. The Note Hedges are not included for purposes of calculating earnings per share for fiscal 2009, as their effect would be anti-dilutive. Upon conversion of the Notes, the Note Hedges are designed to neutralize the dilutive effect of the Notes when the stock price is above $31.85 per share. Also, in accordance with SFAS No. 128, the Warrants will have no impact on earnings per share until our common stock share price exceeds $41.28. Prior to conversion of the Notes or exercise of the Note Hedges, we will include the effect of additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Unsecured Credit Agreement

On November 2, 2007, we entered into a senior unsecured credit agreement (the “Unsecured Credit Agreement”) with certain lenders and BNP Paribas (“BNP”), as syndication agent, and JPMorgan Chase Bank National Association (“JPMorgan”), as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years. Revolving loans may be, at our option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on LIBOR for the interest period specified by us plus a spread based on our leverage ratio. Interest on Alternative Base Rate borrowings, swingline loans, and letters of credit accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. As of April 24, 2009, no amount was outstanding under this facility. The amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit amounted to $638 as of April 24, 2009. As of April 24, 2009, we were in compliance with all covenants as required by the Unsecured Credit Agreement.

Secured Credit Agreement

On October 5, 2007, we entered into a secured credit agreement (the “Secured Credit Agreement”). The Secured Credit Agreement provided for a revolving secured credit facility of up to $250,000 with a term of five years. As of April 25, 2008, the outstanding balance on the Secured Credit Agreement was $172,600, which was recorded as Revolving Credit Facilities in the consolidated balance sheets, and was secured with $242,613 of long-term restricted investments pledged in connection with this agreement. During fiscal 2009, we terminated the Secured Credit Agreement. No borrowings were outstanding at the time of termination and no penalties resulted from the early termination.

Loan Agreement

On March 31, 2006, NetApp Global LTD. (“Global”), a subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”). The Loan Agreement provided for an aggregate borrowings of $300,000. The Loan Agreement was fully repaid as of April 25, 2008.

Foreign Exchange Facilities

We also have foreign exchange facilities used for hedging arrangements with several banks that allow us to enter into foreign exchange contracts of up to $600,000, of which $317,210 was available at April 24, 2009.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-based compensation expenses included in the Consolidated Statements of Operations for fiscal 2009, 2008 and 2007 are as follows:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Cost of product revenues	$3,327	$3,384	$3,720
Cost of service revenues	12,289	10,442	10,088
Sales and marketing	65,085	65,399	71,701
Research and development	37,902	46,632	51,323
General and administrative	22,151	22,107	26,201

Total stock-based compensation expense before income taxes	$140,754	$147,964	$163,033

The following table summarizes stock-based compensation associated with each type of award:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Employee stock options and restricted stock units	$113,350	$131,410	$150,257
ESPP	27,411	16,513	13,099
Change in amounts capitalized in inventory	(7)	41	(323)

Total stock-based compensation expense before income taxes	$140,754	$147,964	$163,033

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options			ESPP
	Year Ended			Year Ended
	April 24,	April 25,	April 27,	April 24,	April 25,	April 27,
	2009	2008	2007	2009	2008	2007

Expected term in years(1)	4.0	4.0	4.0	1.3	1.3	1.3
Risk-free interest rate(2)	1.08% - 3.69%	2.04% - 5.02%	4.42% - 5.05%	0.92% -2.52%	2.36% - 4.95%	4.42% - 5.06%
Volatility(3)	38% - 69%	33% - 55%	32% - 38%	39% - 76%	35% - 49%	32% - 38%
Expected dividend(4)	0%	0%	0%	0%	0%	0%

(1)	The 4.0 years expected term of the options represent the estimated period of time until exercise and is based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected life for the ESPP rights was based on the term of the purchase period.

(2)	The risk-free interest rate for the stock option awards was based upon United States (“U.S.”) Treasury bills with equivalent expected terms. The risk-free interest rate for the employee stock purchase plan was based on the U.S. Treasury bills in effect at the time of grant for the expected term of the purchase period.

(3)	We used the implied volatility of traded options to estimate our stock price volatility.

(4)	The expected dividend was determined based on our history and expected dividend payouts.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We estimate our forfeiture rates based on historical termination behavior and recognize compensation expense only for those equity awards expected to vest.

Equity Incentive Programs

Stock Incentive Plans  —

The 1995 Plan — The 1995 Stock Incentive Plan (“the 1995 Plan”) expired on August 31, 2008, and no further grants may be made from the plan.

Options granted under the 1995 Plan generally vested at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. Options expired as determined by the Board of Directors, but not more than 10 years after the date of grant. The 1999 Plan supplements the 1995 Plan.

The Nonofficer Plan — In April 1997, the Board of Directors adopted the Special Nonofficer Stock Option Plan (“the Nonofficer Plan”) which provides for the grant of options and the issuance of common stock under terms substantially the same as those provided under the 1995 Plan, except that the Nonofficer Plan allows only for the issuance of nonqualified options to nonofficer employees. The Nonofficer Plan expired on December 31, 2007, and no further grants may be made from the plan.

The 1999 Plan — As amended through April 24, 2009, the 1999 Stock Option Plan (“the 1999 Plan”) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals during the service period at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in Fair Market Value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of Common Stock directly; (iv) the Performance Share and Performance Unit Program (also known as restricted stock units or RSUs) under which eligible persons may be granted performance shares and performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved; and (v) the Automatic Option Grant Program under which nonemployee board members automatically receive option grants at designated intervals over their period of board service.

Under the 1999 Plan, the Board of Directors may grant to employees, nonemployee directors, and consultants and other independent advisors options to purchase shares of our common stock during their period of service with us. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest over a four-year period. Options granted prior to April 29, 2006, have a term of no more than 10 years after the date of grant and those granted after April 29, 2006 have a term of no more than seven years, subject to earlier termination upon the occurrence of certain events. The 1999 Plan prohibits the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. Restricted stock units granted under the 1999 Plan generally vest over a four-year period with 25% of the units vesting on each annual anniversary of the grant date. The 1999 Plan limits the percentage of Stock Issuance and Performance Shares or Performance Units that may be granted under the Plan to 30% of the shares reserved; limits the value of performance units a participant may receive during any calendar year to $2,000. The 1999 Plan expires on August 2019.

Acquisition Plans — In fiscal 2008, we assumed a stock incentive plan in connection with our acquisition of Onaro (see Note 11). Under the terms of the merger agreement, options and restricted stock units to purchase 1,000 shares were exchanged at certain exchange ratios. The options granted under this plan generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. The restricted stock units generally vest at a rate of 50% on the first and second annual anniversaries of the vesting commencement date.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2007, we assumed two stock incentive plans in connection with our acquisition of Topio (see Note 11.) Under the terms of the merger agreement, options and restricted stock units to purchase 858 shares were exchanged at certain exchange ratios. The options granted under these plans generally vest at a rate of 25% on the first anniversary of the vesting commencement date and then ratably over the following 36 months. The restricted stock units generally vest at a rate of 50% on the first and second annual anniversaries of the vesting commencement date.

In fiscal 2009, 2008 and 2007, 1999 Plan was amended to increase the share reserved by an additional 6,600, 7,200, and 10,900 shares for issuance under the plan, respectively. As of April 24, 2009, 17,822 shares were available for grant under our equity incentive plans.

A summary of the combined activity under our stock option plans and agreements is as follows:

	Outstanding
	Options		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Numbers	Exercise	Contractual Term	Intrinsic
	of Shares	Price	(Years)	Value

Balances, April 28, 2006	64,861	$26.42
Options granted	12,820	36.53
Assumed Topio options issued (weighted average fair value of $39.33)	858	20.32
Options exercised	(11,908)	14.97
Options forfeitures and canceled	(3,039)	38.36
Options expired	—	—

Outstanding at April 27, 2007	63,592	$29.95
Options granted	11,196	26.41
Assumed Onaro options issued (weighted average fair value of $22.22)	808	13.82
Options exercised	(5,343)	12.47
Options forfeitures and cancellation	(4,639)	37.54

Outstanding at April 25, 2008	65,614	$30.03
Options granted	8,685	17.67
Options exercised	(3,666)	11.20
Options forfeitures and cancellations	(4,514)	32.61

Outstanding at April 24, 2009	66,119	$29.27	4.43	$64,430

Options vested and expected to vest as of April 24, 2009	63,547	$29.49	4.37	$60,584
Exercisable at April 24, 2009	47,476	$31.01	3.88	$39,187

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value of options granted during fiscal 2009, 2008 and 2007 was $7.28, $10.13 and $12.83, respectively. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $30,325, $83,129 and $267,165, respectively. We received $41,083, $66,614, and $178,241 from the exercise of stock options for fiscal 2009, 2008 and 2007, respectively. Total fair value of options vested during fiscal 2009 was $179,805.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding under all option plans as of April 24, 2009:

		Options Outstanding
			Weighted		Options Exercisable
			Average	Weighted		Weighted
		Number	Remaining	Average		Average
Range of		Outstanding at	Contractual Life	Exercise	Number	Exercise
Exercise Prices		April 24, 2009	(In years)	Price	Exercisable	Price

$ 0.55	$5.000	213	4.77	$1.93	168	$1.88
6.26	10.00	2,078	3.41	9.73	2,078	9.73
10.24	15.00	5,976	5.91	13.21	1,330	12.43
15.21	20.00	6,169	3.33	17.18	6,012	17.20
20.16	25.00	17,621	4.63	22.32	11,707	22.06
25.08	30.00	7,123	5.69	28.02	5,195	28.32
30.74	35.00	12,314	4.89	32.11	9,463	32.20
35.83	45.00	8,580	4.68	38.98	5,478	39.06
46.56	55.00	3,727	1.02	53.52	3,727	53.52
58.00	122.19	2,318	1.09	89.70	2,318	89.70

$ —	$122.19	66,119	4.43	$29.27	47,476	$31.01

The following table summarizes activity related to our restricted stock units:

			Weighted
		Weighted	Average
		Average	Remaining
	Numbers of	Grant Date	Contractual Term
	Shares	Fair Value	(Years)

Balances, April 28, 2006	848	$33.71
Restricted stock units granted	753	37.58
Restricted stock units vested	(120)	24.60
Restricted stock units forfeitures and canceled	(30)	36.29

Outstanding at April 27, 2007	1,451	$36.42
Restricted stock units granted	3,373	23.11
Assumed Onaro restricted stock units issued	192	22.83
Restricted stock units vested	(309)	33.19
Restricted stock units forfeitures and cancellation	(153)	33.65

Outstanding at April 25, 2008	4,554	$26.30
Restricted stock units granted	2,173	17.16
Restricted stock units vested	(770)	28.81
Restricted stock units forfeitures and cancellations	(504)	25.48

Outstanding at April 24, 2009	5,453	$22.38	1.79

There was $256,745 of total unrecognized compensation expense as of April 24, 2009 related to options and restricted stock units. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.5 years. For fiscal 2009, 2008 and 2007, total income tax benefit associated with employee stock transactions and recognized in the statement of stockholders equity was $43,855, $48,195 and $175,036, respectively.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Exchange Program — On April 21, 2009, our stockholders approved a stock option exchange program pursuant to which eligible employees would be able to exchange some or all of their outstanding options with an exercise price greater or equal to $22.00 per share that were granted before June 20, 2008, whether vested or unvested, for new RSUs. The number of RSUs that will be granted in exchange for the options will depend on the exercise price of the options exchanged. The vesting schedule of the RSUs will be determined on a grant-by-grant basis and will depend on the extent to which the options surrendered in exchange for such RSUs have vested at the time of such exchange and, for surrendered options that are fully vested, the exercise price. Vesting of the RSUs will be conditioned upon continued service with us through each applicable vesting date. On May 22, 2009, we commenced the option exchange program, which unless extended by us, will expire on June 19, 2009. For more information, please see our tender offer statement on Schedule TO, as filed with the SEC on May 22, 2009, as may be amended from time to time.

Stock Issuance Program — Under the 1999 Stock Issuance Program, certain eligible persons may be issued shares of common stock directly. No restricted stock award was issued to employees during fiscal 2009 and 2008. During fiscal 2007, 125 shares of restricted stock awards were issued to certain employees. At April 24, 2009, 5,446 shares were available for future issuances under this program.

The following table summarizes activity related to our restricted stock awards:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value

Nonvested at April 28, 2006	228	$27.58
Awards granted	125	39.83
Awards vested	(83)	24.00
Awards canceled/expired/forfeited	(5)	29.24

Nonvested at April 27, 2007	265	$34.45
Awards vested	(70)	32.62
Awards canceled/expired/forfeited	(50)	34.26

Nonvested at April 25, 2008	145	$35.40
Awards vested	(59)	34.07
Awards canceled/expired/forfeited	(5)	30.20

Nonvested at April 24, 2009	81	$36.68

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during fiscal 2009, 2008 and 2007 was $1,987, $1,632, and $3,135, respectively. There was $2,530 of total unrecognized compensation expense as of April 24, 2009 related to restricted stock awards. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 1.3 years.

Employee Stock Purchase Plan — Under the ESPP, employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. In fiscal 2009, 2008 and 2007, the plan was amended to increase the share reserved by an additional 2,900, 1,600 and 1,600 shares of common stock, respectively. The weighted average fair value of purchase rights granted under the ESPP during fiscal 2009, 2008 and 2007 was $6.17, $7.44, and $7.94, respectively. During fiscal 2009, 2008 and 2007, 3,333, 2,057, and 1,632 shares, respectively, were issued under the ESPP at a weighted average price of $14.96, $23.38, and $22.78 respectively. Of the 23,500 shares authorized to be issued under this plan, 3,376 shares were available for issuance at April 24, 2009.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

Preferred Stock — Our Board of Directors has the authority to issue up to 5,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Stock Repurchase Program — Since the inception of the stock repurchase program on May 13, 2003 through April 24, 2009, we have purchased a total of 104,325 shares of our common stock at an average price of $28.06 per share for an aggregate purchase price of $2,927,376. As of April 24, 2009, our Board of Directors had authorized the repurchase of up to $4,023,639 of common stock under the various stock repurchase programs, and $1,096,262 remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

During fiscal 2009, we repurchased 16,960 shares of our common stock at an aggregate cost of $399,981, or a weighted average price of $23.58 per share. During fiscal 2008, we repurchased 32,772 shares of our common stock at an aggregate cost of $903,704, or a weighted average price of $27.58 per share. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

6.	Income Taxes

Income before income taxes is as follows:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Domestic	$(214,420)	$45,769	$38,875
Foreign	259,249	336,930	320,853

Total	$44,829	$382,699	$359,728

The provision (benefit) for income taxes consists of the following:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Current:
Federal	$15,588	$48,791	$154,590
State	39,888	23,849	23,153
Foreign	11,179	17,708	11,553

Total current	66,655	90,348	189,296

Deferred:
Federal	(65,296)	7,134	(107,166)
State	(49,240)	(20,458)	(20,137)
Foreign	6,165	(4,063)	—

Total deferred	(108,371)	(17,387)	(127,303)

Provision (benefit) for income taxes	$(41,716)	$72,961	$61,993

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Tax computed at federal statutory rate	$15,690	$133,945	$125,904
State income taxes, net of federal benefit	(6,079)	2,204	1,961
Federal credits	(9,183)	(4,659)	(7,757)
Stock-based compensation pursuant to SFAS No. 123R	10,160	11,001	25,008
Foreign earnings in lower tax jurisdiction	(50,973)	(67,596)	(82,071)
Other	(1,331)	(1,934)	(1,052)

Provision (benefit) for income taxes	$(41,716)	$72,961	$61,993

The income tax benefits associated with dispositions from employee stock transactions of $43,855, $48,195, and $175,036, respectively, for fiscal 2009, 2008 and 2007, were recognized as additional paid-in capital.

The components of our deferred tax assets and liabilities are as follows:

	Year Ended
	April 24,	April 25,
	2009	2008

Deferred Tax Assets:
Inventory reserves and capitalization	$4,902	$22,801
Reserves and accruals not currently deductible	197,715	20,169
Net operating loss and credit carryforwards	63,612	71,656
Stock-based compensation	77,830	61,062
Deferred revenue	154,343	116,621
Capitalized research and development expenditures	6,693	2,394
Investment losses	2,306	2,088
Conditional royalty	13,529	15,969
Other	154	96

Gross deferred tax assets	521,084	312,856
Valuation allowance	(28,048)	(28,576)

Total deferred tax assets	493,036	284,280
Deferred Tax Liabilities:
Depreciation	7,134	(624)
Acquisition intangibles	(15,052)	(23,178)
Other	(15,709)	(453)

Total deferred tax liabilities	(23,627)	(24,255)

Net deferred tax assets	$469,409	$260,025

Current net deferred tax assets are $207,050 and $127,197 as of fiscal 2009 and 2008, respectively. Noncurrent net deferred tax assets for fiscal 2009 and 2008 are $262,359 and $132,828, respectively, and are included in Long Term Deferred Taxes and Other Assets within the accompanying consolidated balance sheets. The valuation allowance decreased by $528 in fiscal 2009 primarily due to a change in the blended state tax rates.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	April 24,	April 25,
	2009	2008

Balance, beginning of fiscal year	$97,765	$58,326
Additions based on tax positions related to the current year	13,831	21,184
Additions for tax positions of prior years	686	18,255
Decreases in tax positions of prior years	(2,190)	—

Balance, end of fiscal year (included in Other Long-term Obligations)	$110,092	$97,765

Out of the entire balance of unrecognized tax benefits at April 24, 2009, $93,136 , if recognized, would affect our provision for income taxes.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the fiscal years ended 2005 through 2009, we recognized total accrued interest and penalties of approximately $170 and have included this accrual in our liability for unrecognized tax benefits.

We are subject to taxation in the United States, various states, and several foreign jurisdictions.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax Jurisdictions at April 24, 2009

2003 — 2008	United States — federal income tax
2003 — 2008	United States — state and local income tax
2004 — 2008	Australia
2004 — 2008	Germany
2005 — 2008	India
2006 — 2008	Japan
2005 — 2008	The Netherlands
2004 — 2008	United Kingdom

In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have net operating loss carryforwards from these years that could be subject to adjustment, if and when utilized.

We are currently undergoing federal income tax audits in the United States for the fiscal years 2003 and 2004 and in several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. Recently, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which have resulted in material proposed assessments and/or pending litigation. During fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with the tax audit of our fiscal year 2003 and 2004 tax returns. We recently filed a protest with the IRS in response to

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Notices of Proposed Adjustment. The Notices of Proposed Adjustment focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years. At this time we cannot make a determination as to the amount our unrecognized tax benefits will be reduced as a result of the audit. We do not expect resolution of our IRS audit or other audits within significant foreign or state jurisdictions over the next 12 months.

As mentioned above, the rights to some of our IP are owned by certain of our foreign subsidiaries, and payments are made between foreign and U.S. tax jurisdictions relating to the use of this IP and a qualified cost sharing arrangement. Effective September 27, 2007, the IRS’s Large and Mid-Sized Business Division (“LMSB”) released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge (buy-in payment) for internally developed (pre-existing) as well as acquisition-related intangible property that is made available to a qualified CSA. On March 20, 2008, the IRS’s LMSB also released a CIP with respect to the cost sharing of stock based compensation. Specifically, this CIP provides guidance to IRS personnel concerning stock based compensation related to a CSA by providing that the parties to a CSA will share all costs related to intangible development of the covered intangibles, including but not limited to, salaries, bonuses, and other payroll costs and benefits. Taxpayers should include all forms of compensation in the cost pool, including those costs related to stock-based compensation.

Additionally, the United States Court of Appeals for the Ninth Circuit on May 27, 2009 held in Xilinx Inc. v. Commissioner that stock-based compensation must be included in the research and development cost base of companies that have entered into a cost sharing arrangement and must, therefore, be allocated among the participants based on anticipated benefits. The Court’s reversal of the prior U.S. Tax Court decision will change our estimate of tax benefits that were required to be recognized in connection with our adoption of FIN 48 at the beginning of fiscal year 2008. We are currently evaluating the impact of the Xilinx case on our provision for income taxes for the first quarter of fiscal 2010 but expect any final adjustment will be limited to a reduction of our unrecognized tax attributes.

Pursuant to the requirements of Footnote 82 of SFAS No. 123R, we do not include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures. Footnote 82 is applied on a prospective basis. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards, and their corresponding valuation allowance excluded under Footnote 82 for the years ended April 24, 2009 and April 25, 2008 are $278,890 and $245,130, respectively, which will result in additional paid in capital if and when realized as a reduction in taxes otherwise paid.

As of our fiscal years ended April 24, 2009 and April 25, 2008, the amount of accumulated unremitted earnings from our foreign subsidiaries under APB No. 23 is approximately $873,100 and $677,200, respectively.

During fiscal 2006, our Netherlands subsidiary received a favorable tax ruling from the Netherlands tax authorities effective May 1, 2005. This ruling replaced a previous Netherlands tax ruling that was scheduled to expire on December 31, 2005. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2010.

Network Appliance Systems India Pvt. Ltd. received a tax holiday from the Indian tax authorities attributed to its call center and research and development activities effective June 6, 2003. These activities qualify under the Software Technology Park of India (“STPI”) incentive for the development and manufacture of computer software and information technology enabled services. Under this tax holiday, net income derived from call center and research and development activities is exempt from Indian taxation. This tax holiday is set to expire on March 31, 2010. Notwithstanding qualification for this tax holiday, new general minimum tax rules in India effective for us as of fiscal 2009 override the full tax exemption. For fiscal 2009, we were subject to a minimum tax on this income in India at a rate of 11.33%.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 24, 2009, our Netherlands subsidiary had a conditional royalty expense carryforward of $62,624 that may become available for offset against future Netherlands income. The carryforward may not, however, be used to offset income under the new Netherlands tax ruling expiring April 30, 2010. The carryforward does not have an expiration date. We have established a valuation allowance against the deferred tax asset for the carryforward based upon our belief that we will not be able to utilize this attribute. In the event we are able to utilize this attribute, the tax benefit of the carryforward will be accounted for as a credit to stockholders’ equity of $9,219 and as a reduction to the income tax provision of $6,750.

As of April 24, 2009, the federal and state net operating loss carryforwards for income tax purposes were approximately $538,372 and $142,414, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2020. State net operating losses of $6,074 will expire in fiscal years 2010 through 2012; $10,640 will expire in fiscal year 2013 while the remaining $125,700 will expire in fiscal years 2014 through 2029.

As of April 24, 2009, we had federal and state tax credit carryforwards of approximately $81,635 and $81,220, respectively, available to offset future income tax liabilities. Federal tax credit carryforwards of $40,077 will begin to expire in fiscal years 2010 through 2021, while the remaining $41,558 will expire in fiscal years beginning 2022. State tax credits of $41 will expire in fiscal years 2010 through 2013, while the remaining $81,179 is available indefinitely to reduce cash taxes otherwise payable. As discussed above, most of the net operating loss and tax credit carryovers, if realized, will be recognized as additional paid in capital in that they are employee stock option tax attributes.

During fiscal 2004, as part of our acquisition of Spinnaker, we acquired approximately $52,000 and $12,000 of federal and state net operating losses, respectively, and $2,700 of federal tax credits that were realized as deferred tax assets upon acquisition. We also established a valuation allowance of $2,400 against a portion of the state net operating loss carryforwards of Spinnaker, which if utilized, will be treated as a reduction of income tax expense.

During fiscal 2006, as part of our acquisition of Decru, we acquired approximately $32,100 of federal net operating losses and $1,100 of federal tax credits that were realized as deferred tax assets upon acquisition. We also established valuation reserves of $1,200 and $1,200 against all of Decru’s state net operating loss carryforwards and state tax credit carryforwards, respectively, that existed as of the acquisition date. If utilized, these attributes will be treated as a reduction of income tax expense.

7.	Segment, Geographic, and Significant Customer Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We market our products in the U.S. and in foreign countries through our sales personnel and our subsidiaries. The Company’s Chief Executive Officer and Chief Operating Officer are considered our Chief Operating Decision Makers (“CODMs”), as defined by SFAS No. 131. The CODMs evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment, as our three geographic operating segments can be aggregated into one reportable segment as they have similar operating characteristics. For fiscal years 2009, 2008 and 2007, we recorded revenue from customers throughout the U.S. and Canada, Europe, Latin America, Australia, and Asia Pacific.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net revenues for the years ended April 24, 2009, April 25, 2008, and April 27, 2007, by geographic area and long-lived assets as of April 24, 2009, and April 25, 2008, by geographic area.

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Net Revenues:
United States	$1,753,559	$1,748,916	$1,550,268
Other International	1,295,225	1,236,162	1,029,468
Germany	357,609	318,089	224,546

Net revenues	$3,406,393	$3,303,167	$2,804,282

	April 24,	April 25,
	2009	2008

Long-lived Assets:
United States	$1,891,198	$1,837,586
Other International	142,837	165,969

Total Long-lived Assets	$2,034,035	$2,003,555

Net revenues above are attributed to geographic area based on customers’ shipment locations.

International sales include export sales primarily to the United Kingdom, Japan, France, the Netherlands, Switzerland, Canada, and Australia. Germany accounted for 10.5% or more of net revenues in fiscal 2009. No single foreign country accounted for 10% or more of net revenues in fiscal 2008 and 2007.

During fiscal 2009, two U.S. distributors accounted for approximately 10.6% and 10.5% of our net revenues, respectively. No customer accounted for ten percent of our net revenues during fiscal 2008 and 2007.

8.	Fair Value of Financial Instruments

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

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20.” FSP EITF No. 99-20-1 requires us to recognize other-than temporary impairments as a realized loss through earnings when it is probable that there has been an adverse change in estimated cash flows from the cash flows previously projected. We adopted FSP No. EITF 99-20-1 as of January 24, 2009. Adoption did not have a material impact on our results of operations, financial position, or cash flows.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of April 24, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Corporate bonds	$486,667	$—	$486,667	$—
Trading securities	7,934	7,934	—	—
U.S. government agency bonds	81,774	—	81,774	—
U.S. Treasuries	32,635	32,635	—	—
Corporate securities	486,083	—	486,083	—
Certificates of deposit	115,085	—	115,085	—
Money market funds	1,327,794	1,276,164	—	51,630
Auction rate securities	66,537	—	—	66,537
Investment in nonpublic companies	3,969	—	—	3,969
Foreign currency contracts	6,199	—	6,199	—

Total	$2,614,677	$1,316,733	$1,175,808	$122,136

Liabilities
Foreign currency contracts	$2,289	$—	$2,289	$—

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reported as:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents(1)	$1,368,355	$1,276,164	$92,191	$—
Short-term investments	1,110,053	32,635	1,077,418	—
Trading securities(2)	7,934	7,934	—	—
Long-term investments(3)	122,136	—	—	122,136
Foreign currency contracts(4)	6,199	—	6,199	—

Total	$2,614,677	$1,316,733	$1,175,808	$122,136

Liabilities
Foreign currency contracts(5)	$2,289	$—	$2,289	$—

(1)	Included in “Cash and cash equivalents” in the accompanying consolidated balance sheets as of April 24, 2009, in addition to $125,798 of cash.

(2)	Trading securities relate to a deferred compensation plan; $953 of the deferred compensation plan assets were included in “Prepaid expenses and other assets” and $6,981 of the deferred compensation plan assets were included in “Long-term deferred income taxes and other assets” in the accompanying consolidated balance sheets as of April 24, 2009.

(3)	Included in “Long-term investments and restricted cash” in the accompanying consolidated balance sheets as of April 24, 2009, in addition to $5,181 of long-term restricted cash.

(4)	Included in “Prepaid expenses and other assets” in the accompanying consolidated balance sheets as of April 24, 2009.

(5)	Included in “Other accrued liabilities” in the accompanying consolidated balance sheets as of April 24, 2009.

Our marketable securities include U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, and money market funds, including the Primary Fund and certificates of deposit. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of certain money market funds, for which the carrying amounts is a reasonable estimate of fair value.

We classify investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include U.S. Treasury notes, trading securities with quoted prices on active markets, and money market funds, with the exception of the Primary Fund, which is classified in Level 3.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: corporate bonds, corporate securities, U.S. government agency bonds, certificates of deposit, and foreign currency contracts. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of April 24, 2009, have not found it necessary to make any adjustments to the prices obtained. Included in Level 2 are corporate bonds issued by Lehman Brothers.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our foreign currency forward exchange contracts are also classified within Level 2. We determine the fair value of these instruments by considering the estimated amount we would pay or receive to terminate these agreements at the reporting date. We use observable inputs, including quoted prices in active markets for similar assets or liabilities. Foreign currency contracts consist of forward foreign exchange contracts for primarily the Euro, British pound, Canadian dollar, and Australian dollar. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. In fiscal 2009, net losses generated by hedged assets and liabilities totaled $25,905, which were offset by gains on the related derivative instruments of $20,872. In fiscal 2008, net gains generated by hedged assets and liabilities totaled $12,752, which were offset by losses on the related derivative instruments of $13,487. In fiscal 2007, net gains generated by hedged assets and liabilities totaled $5,180, which were offset by losses on the related derivative instruments of $2,829.

We classify items in Level 3 if the investments are valued using a pricing model or based on unobservable inputs in the market. These investments include auction rate securities, the Primary Fund and cost method investments.

The table below provides a reconciliation of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2009.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
		Auction Rate	Private Equity	Nonpublic
	Primary Fund	Securities	Fund	Companies

Beginning balance at April 25, 2008	$—	$72,600	$2,584	$8,585
Total unrealized losses included in other comprehensive income	—	(3,241)	—	—
Total realized losses included in earnings	—	(2,122)	(36)	(6,284)
Purchases, sales and settlements, net	(546,344)	(700)	(525)	(355)
Transfers to Level 3	597,974	—	—	—

Ending balance at April 24, 2009	$51,630	$66,537	$2,023	$1,946

As of April 24, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $60,928 and an estimated fair value of $51,630, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. During fiscal 2009, we recognized an other-than-temporary impairment charge of $9,298, which was our pro rata share of the Primary Fund’s overall investment in Lehman Brothers’ securities. All amounts invested in the Primary Fund are included in long-term investments given the lack of liquidity of the fund and the uncertainty as to the timing and the amount of the final distributions of the fund.

The Primary Fund investments were classified as Level 3 due to lack of market data to determine fair value. We received total distributions of $546,344 in fiscal 2009 from the Primary Fund. Those proceeds have been invested in unrelated money market funds. Our remaining investment in the Primary Fund as of April 24, 2009 is $51,630.

As of April 24, 2009, we had auction rate securities with a par value of $75,400 and an estimated fair value of $66,537. Substantially all of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education. During fiscal 2009, we recorded an other-than-temporary impairment loss of $2,122, due to a decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades. Based on an analysis of the fair value and marketability of these investments, we recorded temporary impairment charges of approximately $7,037 as of April 24, 2009, partially offset by unrealized gains of $296, within other comprehensive income (loss). We estimated the fair value for each individual ARS using an income (discounted cash flow) approach which incorporates both observable and unobservable inputs to discount the expected future cash flows.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until recovery of par value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments quarterly.

At April 24, 2009, we held $3,969 of other investments consisting of a private equity fund and direct investments in technology companies. These investments are accounted for using the cost method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During fiscal 2009, we recorded $6,320 of impairment charges on certain of these investments and adjusted their carrying amount to fair value, as we deemed the decline in the value of those assets to be other-than-temporary. These cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately held technology entities without quoted market prices.

Other Fair Value Disclosures

In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” we are required to disclose the fair value of our long-term debt at least annually or more frequently if the fair value has changed significantly. Our convertible notes and debt are carried at cost. The fair value of our debt also approximates its carrying value as of April 25, 2008 based upon inputs that are observable directly in active markets (Level 2). The estimated fair value of the Notes was approximately $1,143,244 at April 24, 2009, based upon quoted market information (Level 2).

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

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 24, 2009:

		Foreign	Notional	Notional
		Currency	Contract Value in	Fair Value in
Currency	Buy/Sell	Amount	USD	USD

Forward Contracts:
EUR	Sell	126,245	$166,863	$166,860
GBP	Sell	46,578	$68,217	$68,239
CAD	Sell	24,713	$20,458	$20,459
Other	Sell	N/A	$15,943	$15,942
AUD	Buy	34,661	$24,947	$24,943
Other	Buy	N/A	$17,569	$17,569

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about our foreign exchange forward contracts and currency options contracts outstanding on April 25, 2008:

		Foreign	Notional	Notional
		Currency	Contract Value in	Fair Value in
Currency	Buy/Sell	Amount	USD	USD

Forward Contracts:
EUR	Sell	153,226	$238,961	$238,740
GBP	Sell	46,488	$91,772	$91,978
CAD	Sell	21,480	$21,116	$21,115
Other	Sell	N/A	$15,490	$15,489
AUD	Buy	36,801	$34,127	$34,122
Other	Buy	N/A	$17,823	$17,820

9.	Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place a master netting arrangement to mitigate the credit risk of our counterparty and potentially to reduce our losses due to counterparty nonperformance. All contracts have a maturity of less than six months.

In accordance with SFAS No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in fair value (i.e. gains or losses) of the derivatives are recorded as revenues or other income (expense), or as accumulated other comprehensive income (“OCI”). If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged items through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.

Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. Our major foreign currency exchange exposures and related hedging programs are described below:

Balance Sheet.  We utilize monthly foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign monetary assets and liabilities. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged and the net amount is included in earnings. In fiscal 2009, net loss generated by hedged assets and liabilities totaled $25,905, which were offset by gains on the related derivative instruments of $20,872, which includes time value expense of $719 on cash flow revenue hedge contracts.

Forecasted Transactions.  We use currency forward contracts to hedge exposures related to forecasted sales denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. The ineffective portion of the derivative hedging gain or loss as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness) is recognized in current period earnings. During fiscal 2009, no ineffectiveness was recognized in earnings and the time value component in our cash flow hedges of $719 was recognized as a reduction to other income, (expenses), net.

Over the next twelve months, it is expected that $524 of derivative net losses recorded in other comprehensive income (“OCI”) as of April 24, 2009 will be reclassified into earnings as an adjustment to sales revenue. The maximum length of time over which forecasted foreign denominated sales revenues are hedged is six months.

As of April 24, 2009, we had the following outstanding currency forward contracts that were entered into to hedge forecasted foreign denominated sales and our balance sheet monetary asset and liability exposures:

Cash Flow Hedges:

Currency	Buy/Sell	Notional

Euro (EUR)	Sell	$39,960
British pound (GBP)	Sell	18,476

Balance Sheet contracts:

Currency	Buy/Sell	Notional

Euro (EUR)	Sell	$126,900
British pound (GBP)	Sell	49,763
Canadian dollar (CAD)	Sell	20,459
Other	Sell	15,942
Australia Dollar (AUD)	Buy	24,943
Other	Buy	17,569

We net derivative assets and liabilities in the consolidated balance sheets to the extent that master netting arrangements meet the requirements of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (“Interpretation No. 39”), as amended by FASB Interpretation No. 41, Offsetting of Amounts
Related to Certain Repurchase and Reverse Repurchase Agreements.”

The fair value of derivative instruments in our consolidated balance sheets as of April 24, 2009 was as follows (in thousands):

	Fair Values of Derivative Instruments
			Liability Derivatives
	Asset Derivatives		Balance
	Balance Sheet		Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1	Accrued expenses	$(542)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	7,193	Accrued expenses	(2,742)

Total derivatives		$7,194		$(3,284)

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments designated as cash flow hedges on our consolidated statements of operations for the year ended April 24, 2009 was as follows (in thousands):

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified	Recognized in
Derivatives in Cash Flow Hedging Relationships	OCI(1)	from AOCI(2)	Income(3)

Foreign exchange forward contracts	$3,280	$2,509	$(719)

(1)	Amount recognized in OCI (effective portion).

(2)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion) located in revenue.

(3)	No ineffectiveness was recognized during the year. Amount of loss recognized in income on derivatives relate to the time value amount being excluded from the effectiveness testing. Such amount is located in interest and other income, net.

The effect of derivative instruments not designated as hedges on our consolidated statements of operations for the year ended April 24, 2009 was as follows (in thousands):

Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized (*)

Foreign exchange forward contracts	$21,591

(*)	Amount of gain (loss) recognized in income located in interest and other income (expense), net.

10.	Employee Benefit, Incentive Compensation Plans and Deferred Compensation

We have established a 401(k) tax-deferred savings plan (“Savings Plan”). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We contributed $13,568, $12,241, and $10,920 for fiscal 2009, 2008 and 2007, respectively to the Savings Plan.

All employees of the Company are eligible to participate in the Incentive Compensation Plan (“Incentive Plan”) provided that they meet certain requirements pursuant to the Incentive Plan. Incentive Plan contributions totaled $66,178, $56,632, and $56,722 in fiscal 2009, 2008 and 2007.

At April 24, 2009, we have marketable securities of $7,934 related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $7,934 at April 24, 2009, of which $953 was classified as other accrued liabilities and $6,981 was classified as other long-term obligations in our consolidated balance sheets.

11.	Business Combinations and Divestitures

We have acquired two companies over the last three fiscal years. The total purchase price paid for each of these companies is summarized below:

	Year Ended
	April 25, 2008	April 27, 2007
	Onaro	Topio

Cash consideration	$104,524	$136,852
Fair value of vested stock options assumed	5,217	8,369
Acquisition-related transaction costs	989	882

	$110,730	$146,103

Number of vested stock options assumed	335	858

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 141, we allocate the purchase price to the estimated tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The purchase price allocations are as follows:

	Year Ended
	April 25,	April 27,
	2008	2007
	Onaro	Topio

Fair value of tangible assets acquired	$10,410	$7,905
Intangible assets:
Existing Technology	23,900	18,800
Patents and Core Technology	5,500	3,800
Customer Relationships	5,000	8,300
Non compete agreements	—	300
Trademarks and tradenames	1,600	200
Goodwill	79,211	114,700
Fair value of liabilities assumed	(3,182)	(2,752)
Deferred income taxes	(11,709)	(5,150)

	$110,730	$146,103

The historical operations of each of those entities were not significant and accordingly no pro forma information has been provided.

Acquisition of Onaro

On January 28, 2008, we acquired Onaro, Inc. (“Onaro”), a privately-held company based in Boston, Massachusetts, that provided software solutions for enterprises to increase service quality, return on storage, and compliance by managing storage as a service. Goodwill of $79,211 was recorded in connection with our acquisition of Onaro. The acquisition gave our customers access to new storage service management and change management capabilities. It allowed us to help enterprise organizations increase data center and storage network efficiencies by proactively managing and optimizing storage service levels for availability and performance in dynamic data center environments, using our cost-effective and highly scalable modular storage systems.

We plan to further develop and extend Onaro’s service management software technologies and build upon the foundation that the Onaro’s software provides. In addition, Onaro has an experienced and knowledgeable workforce and an existing infrastructure. These opportunities, along with the ability to leverage the Onaro workforce, were primary contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management estimates and assumptions, and other information compiled by management that utilized established valuation techniques appropriate for the high-technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Topio

On December 7, 2006, we acquired Topio, Inc. (“Topio”), a privately-held company based in Santa Clara, California that developed and sold enterprise-class software for data replication and rapid recovery across the spectrum of locations, platforms and storage that support an enterprise. The acquisition will continue to expand our data protection portfolio and simplify the replication of data from other storage arrays to our storage systems.

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

Because Topio had recently introduced its products as of the date of acquisition, no amount was allocated to in-process research and development.

Divestiture of NetCache

On September 11, 2006, we completed the sale of certain assets of our NetCache product line to Blue Coat and agreed not to compete in the market served by NetCache for a period of no less than three years from and after September 11, 2006. We received $23,914 in cash and 360 shares of Blue Coat’s common stock with a fair value of $4,637 as of September 11, 2006. In addition, we accrued $2,032 for costs expected to be incurred to fulfill our engineering and service contractual obligations. Because of these continuing obligations, the NetCache sale did not qualify for presentation as a discontinued operation. As a result of this divestiture, we recorded a pre-tax gain of $25,339 in our income from operations and a reduction of goodwill of $1,179. We recorded revenues of $57,421 from NetCache products for fiscal 2007. The contribution to operating income from these products was not significant.

12.	Goodwill and Purchased Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of our reporting units is required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. Our reporting units are the same as our operating segments, as defined by SFAS No. 131, “Segment Reporting.”

We evaluate the recoverability of goodwill annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. During fiscal 2009, we experienced a decline in our stock price, resulting in a loss of market capitalization. However, we determined that no events or circumstances had occurred to indicate that an assessment was necessary, other than our required annual assessment. As of April 24, 2009 and April 25, 2008, there was no impairment of goodwill. We will continue to monitor conditions and changes in the global economy that could impact future operating results of our reporting units. If the businesses acquired fail to meet our expectations as set out at the time of acquisition or if the market capitalization of our stock trades at a

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depressed level for an extended period of time, we could incur significant impairment charges which could negatively impact our financial results. Goodwill activity is summarized as follows:

Goodwill

April 27, 2007	$601,056
Adjustments	(213)
Additions	79,211

April 25, 2008	$680,054
Adjustments	932
Additions	—

April 24, 2009	$680,986

In fiscal 2008, we acquired Onaro and recorded goodwill of $79,211 resulting from the allocation of the purchase price and decreased goodwill by $213 relating to escrow funds received from Topio purchase transaction. In fiscal 2009, we increased goodwill by $932 relating to the tax benefits associated with the subsequent exercise of previously vested assumed Spinnaker and Onaro options.

The change in the net carrying amount of intangibles for the periods ended April 24, 2009 and April 25, 2008 is as follows:

	April 24, 2009	April 25, 2008

Beginning balance	$90,075	$83,009
Recognized in connection with acquisitions	—	36,000
Amortization	(29,414)	(28,934)
Impairment charges	(14,917)	—

Ending balance	$45,744	$90,075

Intangible assets balances are summarized as follows:

		April 24,			April 25,
	Amortization	2009			2008
	Period	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$10,040	$(9,891)	$149	$10,040	$(9,411)	$629
Existing technology	4 - 5	107,860	(71,210)	36,650	126,660	(56,095)	70,565
Trademarks/tradenames	2 - 7	6,600	(3,419)	3,181	6,600	(2,328)	4,272
Customer Contracts/relationships	1.5 - 8	12,500	(6,736)	5,764	20,800	(6,191)	14,609

Total Identified Intangible Assets, Net		$137,000	$(91,256)	$45,744	$164,100	$(74,025)	$90,075

Amortization expense for identified intangibles is summarized below:

	Year Ended
	April 24,	April 25,	April 27,
	2009	2008	2007

Patents	$479	$1,982	$1,982
Existing technology	24,515	22,582	17,581
Other identified intangibles	4,420	4,370	3,879

	$29,414	$28,934	$23,442

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2008, we decided to cease development and availability of our SnapMirror for Open Systems product. In connection with this decision, we recorded charges of $14,917 attributable to the impairment of existing technology and customer contracts/relationships related to our Topio acquisition.

Based on the identified intangible assets recorded at April 24, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Fiscal Year Ending April,	Amount

2010	$20,636
2011	11,701
2012	7,150
2013	4,963
2014	554
Thereafter	740

Total	$45,744

13.	Restructuring and Other Charges

Fiscal 2009 Restructuring Plans

In February 2009, we announced our decision to execute a worldwide restructuring program, which included a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities. In December 2008, we announced our decision to cease the development and availability of our SnapMirror® for Open Systems (“SMOS”) product, which was originally acquired through our acquisition of Topio in fiscal 2007. As part of this decision, we also announced the closure of our engineering facility in Haifa, Israel.

These restructuring activities resulted in restructuring charges totaling $51,447 related to severance-related amounts and other charges attributable to the termination of approximately 450 regular positions, abandoned excess facilities charges relating to non-cancelable lease costs, which are net of expected sublease income; contract cancellation charges; and outplacement expenses, to support restructuring and fixed assets intangibles write-offs; as well as $2,959 of other charges to support our restructuring initiatives. In recording the facility lease restructuring reserve, we made certain estimates and assumptions related to the (i) time period over which the relevant buildings would remain vacant, (ii) sublease terms, and (iii) sublease rates.

As of April 24, 2009, approximately $15,896 of the costs associated with these activities were unpaid. We expect that severance-related charges and other costs will be substantially paid by the third quarter of fiscal 2010 and the facilities-related lease payments to be substantially paid by the third quarter of fiscal 2013.

Fiscal 2002 Restructuring Plan

As of April 24, 2009, we also have $1,265 remaining in facility restructuring reserves established as part of a restructuring in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. We reevaluate our estimates and assumptions periodically and make adjustments as necessary based on the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. During fiscal 2009, we recorded restructuring recoveries of $61 resulting from a change in the estimated operating expenses relating to this facility restructuring reserve. We expect to substantially fulfill the remaining contractual obligations related to this facility restructuring reserve by fiscal 2011.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of April 24, 2009 for charges incurred in fiscal year 2009, 2008 and 2007:

	Severance-		Contract		Fixed
	Related		Cancellation		Assets	Intangible
	Charges	Facilities	Costs	Other	Write-off	Write-off	Total

Reserve balance at April 28, 2006	$338	$2,666	$—	$—	$—	$—	$3,004
Recoveries	(74)	—	—	—	—	—	(74)
Cash payments and others	(264)	(582)	—	—	—	—	(846)

Reserve balance at April 27, 2007	—	2,084	—	—	—	—	2,084
Cash payments	—	(607)	—	—	—	—	(607)
Restructuring charges	—	447	—	—	—	—	447

Reserve balance at April 25, 2008	—	1,924	—	—	—	—	1,924
Restructuring and other charges	27,987	4,422	326	2,959	3,795	14,917	54,406
Cash payments	(17,640)	(957)	(125)	(1,783)	—	—	(20,505)
Non-cash charges	—	284	7	68	(3,795)	(14,917)	(18,353)
FX effect	(65)	(227)	(9)	(10)	—	—	(311)

Reserve balance at April 24, 2009	$10,282	$5,446	$199	$1,234	$—	$—	$17,161

Of the reserve balance at April 24, 2009, $14,665 was included in other accrued liabilities, and the remaining $2,496 was classified as other long-term obligations.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

The following summarizes our commitments and contingencies at April 24, 2009, and the effect such obligations may have on our future periods:

	2010	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$26,364	$22,408	$17,752	$14,770	$12,682	$30,195	$124,171
Real estate lease payments(2)	3,861	3,861	3,861	129,566	—	—	141,149
Equipment operating lease payments(3)	19,080	11,106	3,391	1,240	—	—	34,817
Venture capital funding commitments(4)	160	147	12	—	—	—	319
Purchase Commitments with contract manufacturers(5)	83,689						83,689
Capital expenditures(6)	6,461	—	—	—	—	—	6,461
Communications and maintenance(7)	24,978	14,516	3,561	442	—	—	43,497

Total Contractual Cash Obligations	$164,593	$52,038	$28,577	$146,018	$12,682	$30,195	$434,103

Other Commercial Commitments:
Letters of credit(8)	$4,816	$203	$320	$60	$—	$522	$5,921

(1)	We enter into operating leases in the normal course of business. We lease sales offices and research and development facilities under operating leases throughout the United States and internationally, which expire on various dates through fiscal year 2019. Substantially all lease agreements have fixed payment terms based on the passage of time and contain payment escalation clauses. Some lease agreements provide us with the option to renew or terminate the associated lease. Our future operating lease obligations would change if we were to exercise these options and if we were to enter into additional operating lease agreements. Facilities operating lease payments exclude the leases impacted by the restructurings described in Note 13. Total rent expense for all facilities was $28,805 for year ended April 24, 2009, and $29,586 and $23,986 for years ended April 25, 2008 and April 27, 2007, respectively.

(2)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas Leasing Corporation (“BNPPLC”) are (i) lease commitments of $3,861 in each of the fiscal years 2010, 2011, and 2012; $2,448 in fiscal 2013; and none in fiscal 2014, which are based on the LIBOR rate at April 24, 2009 plus a spread or a fixed rate, for terms of five years; and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127,118 in the event that we elect not to purchase or arrange for sale of the buildings.

(3)	Equipment operating leases include servers and IT equipment used in our engineering labs and data centers.

(4)	Venture capital funding commitments include a quarterly committed management fee based on a percentage of our committed funding to be payable through June 2011.

(5)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase order with our contract manufacturer . We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of April 24, 2009, the liability for these purchase commitments in excess of future demand was approximate $3,200 and is recorded in other current liabilities.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Capital expenditures include worldwide contractual commitments to purchase equipment and to construct buildings and leasehold improvements, which will ultimately be recorded as property and equipment.

(7)	Communication and maintenance represents payments we are required to make based on minimum volumes under certain communication contracts with major telecommunication companies as well as maintenance contracts with multiple vendors. Such obligations expire in September 2012.

(8)	The amounts outstanding under these letters of credit relate to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees, and surety bonds, which were primarily related to self-insurance.

Real Estate Leases

We have commitments related to four lease arrangements with BNPPLC for approximately 564,274 square feet of office space for our headquarters in Sunnyvale, California. As of April 24, 2009, we have a leasing arrangement (“Leasing Arrangements 1”) which requires us to lease land in Sunnyvale to BNPPLC for a period of 99 years and to lease approximately 190,000 square feet of space costing up to $48,500. As of April 24, 2009, we also have commitments relating to financing and operating leasing arrangements with BNPPLC (“Leasing Arrangements 2, 3, 4”) for land and approximately 374,274 square feet of buildings located in Sunnyvale, California, costing up to $101,050. Under these leasing arrangements, we began paying BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We will make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at April 24, 2009, and the date we began to make payments for each of our leasing arrangements:

			LIBOR
			Plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48,500	$41,225	3.99%	January 2008	5 years
2	$79,950	$67,958	1.36%	December 2007	5 years
3	$10,475	$8,904	3.97%	December 2007	5 years
4	$10,625	$9,031	3.99%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of April 24, 2009. Such specified financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a minimum amount of Unencumbered Cash and Short-Term Investments.

On April 1, 2009, we terminated two leasing arrangement in connection with two buildings located in Sunnyvale, California and Research Triangle Park, North Carolina, and repaid $119,297 of the outstanding balance under the leasing arrangements, a portion of which is included in construction-in-progress at April 24, 2009.

On December 1, 2008, we terminated a leasing arrangement in connection with a separate building located in Sunnyvale, California and repaid $8,080 of the outstanding balance drawn under the construction allowance. As a

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of these terminations, we are no longer contractually obligated to pay lease payments for the lease periods and the residual guarantees.

Guarantees

As of April 24, 2009, our financial guarantees consisted of standby letters of credit outstanding, bank guarantees, foreign rent guarantees, service performance guarantees, customs and duties guarantees, VAT requirements, workers’ compensation plans and surety bonds, which were primarily related to self insurance. The maximum amount of potential future payments under these arrangements was $12,104 as of April 24, 2009, of which $1,001 and $5,182 were collateralized as short-term and long-term restricted cash and investments, respectively, on our balance sheet. The maximum amount of potential future payments under these arrangements was $253,350 as of April 25, 2008, of which $2,953 and $247,234 were collateralized by short-term and long-term restricted cash, respectively, on our consolidated balance sheets.

Warranty Reserve

We provide customers a warranty on software of ninety days and a warranty on hardware with terms ranging from one to three years. Estimated future warranty costs are expensed as a cost of product revenues when revenue is recognized, based on estimates of the costs that may be incurred under our warranty obligations including material, distribution and labor costs. Our accrued liability for estimated future warranty costs is included in other accrued liabilities and other long-term obligations on the accompanying consolidated balance sheets. Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated distribution costs and estimated labor costs. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary. During fiscal year 2009, 2008, and 2007, we accrued warranty charges of $25,909, $26,997 and $22,082, respectively. As of April 24, 2009 and April 25, 2008, our warranty reserve accrual balances were $42, 325 and $42,815, respectively.

Recourse and Nonrecourse Leases

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through preexisting relationships with customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. These arrangements are generally collateralized by a security interest in the underlying assets. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company are received. As of April 24, 2009, and April 25, 2008, the maximum recourse exposure under such leases totaled approximately $25,682 and $24,842, respectively. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced material losses under our lease financing programs.

Purchase Commitments

In the normal course of business we make commitments to our third party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

Indemnification agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify the other party — primarily our customers or business partners or subcontractors — for damages and reasonable costs incurred in any suit or claim brought against them alleging that

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another noninfringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 24, 2009, and April 25, 2008, respectively, related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we agreed to pay the United States $128,000, plus interest of $715, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August 1997 and February 2005.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of April 24, 2009.

15.	Subsequent Event

On May 20, 2009, we entered into an Agreement and Plan of Merger (the merger agreement) by and among us, Kentucky Merger Sub One Corporation, our wholly owned subsidiary, referred to as Merger Sub One, Derby Merger Sub Two LLC, our wholly owned subsidiary, referred to as Merger Sub Two, and Data Domain. The merger agreement was subsequently amended on June 3, 2009 to reflect the terms described below. The merger agreement provides for the acquisition of Data Domain by NetApp by means of a merger of Merger Sub One with and into Data Domain, referred to as the first-step merger, with Data Domain as the interim surviving entity, immediately followed by a merger of Data Domain, as the interim surviving entity, with and into Merger Sub Two, referred to as the second-step merger, with Merger Sub Two as the final surviving entity.

Upon the completion of the first-step merger, Data Domain will become our wholly owned subsidiary, and each share of Data Domain common stock issued and outstanding immediately prior to the completion of the first-step merger, will be cancelled and converted into the right to receive, subject to adjustment as described below, a combination of $16.45 in cash, or the cash consideration, without interest and less any required withholding, and a certain number of shares of our common stock, or the stock consideration, and together with the cash consideration, the merger consideration. The number of shares of our common stock issuable in exchange for Data Domain common stock will be determined by dividing $13.55 by the closing average, defined as the average closing price of our common stock on the NASDAQ Global Select Market for the 10 consecutive trading days ending on the third

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading day immediately prior to the closing date of the first-step merger; provided, that if the closing average is less than $17.41, each share of Data Domain common stock will be exchangeable for 0.7783 shares of our common stock and if the closing average is greater than $21.27, each share of Data Domain common stock will be exchangeable for 0.637 shares of our common stock. In the event that the exchange ratio is greater than or equal to 0.7006 and less than 0.7783, we may (a) reduce the stock consideration by such amount as we may determine and (b) increase the cash consideration by an amount equal to the product of (i) the amount of such reduction in the stock consideration multiplied by (ii) the closing average. However, we may not reduce the amount of the stock consideration and increase the cash consideration as described in the immediately preceding sentence to the extent that it would reasonably be expected to cause the merger to fail to qualify as a tax-free reorganization under the Internal Revenue Code. In addition, if the aggregate amount of the stock consideration issuable in the merger (including the stock consideration issuable to holders of Data Domain options and restricted stock units) would exceed 19.5% of the outstanding shares of our common stock immediately prior to the effective time of the first-step merger, the stock consideration will be decreased to the minimum extent necessary so that no more than 19.5% of the outstanding shares of our common stock will be issued in the merger (with such percentage measured immediately prior to the effective time of the first-step merger). In such event, the cash consideration will be increased by an amount equal to the product of (a) the amount of the reduction in the stock consideration multiplied by (b) the closing average. In the event that the stock consideration is decreased in accordance with the immediately preceding sentence, the merger may fail to qualify as a tax-free reorganization under the Internal Revenue Code.

Upon the completion of the first-step merger, each outstanding Data Domain stock option, whether or not then vested and exercisable, will be assumed and converted by us. In accordance with its terms and the requirements of applicable law, each option shall (i) be converted into an option to acquire that number of shares of our common stock equal to the product obtained by multiplying (x) the number of shares of Data Domain common stock subject to such option, by (y) the option exchange ratio, rounded down to the nearest whole share, and (ii) have an exercise price per share equal to the quotient obtained by dividing (x) the per share exercise price of Data Domain common stock subject to such option, by (y) the option exchange ratio, rounded up to the nearest cent. The option exchange ratio is calculated as the sum of (x) the stock consideration to be received pursuant to the merger agreement for a share of Data Domain common stock plus (y) the quotient obtained by dividing (1) the cash consideration to be received pursuant to the merger agreement for a share of Data Domain common stock, by (2) the average closing sales prices of our common stock, rounded to the nearest one-hundredth of a cent, for the ten most recent consecutive trading days ending on the third trading day immediately prior to the effective time of the merger. Each assumed and converted option shall otherwise be subject to the same terms and conditions (including as to vesting and exercisability) as were applicable to the option immediately prior to the completion of the first-step merger.

Each of Data Domain’s unvested restricted stock units and shares of restricted stock outstanding at the effective time of the first-step merger shall be assumed and converted into restricted stock units or shares of restricted stock, as applicable, representing the right to receive merger consideration payable for shares of Data Domain underlying each assumed and converted restricted stock unit or restricted share, as applicable. Each assumed and converted restricted stock unit and share of restricted stock shall otherwise be subject to the same terms and conditions, including vesting restrictions, as were applicable to such award immediately prior to the completion of the first-step merger.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The merger is subject to customary closing conditions, including regulatory approvals. The transaction is valued at approximately $2 billion and is expected to be completed in 60 to 120 days.

16.	Selected Quarterly Financial Data (Unaudited)

	Year Ended April 24, 2009
	Q1	Q2	Q3	Q4

Net revenues	$868,776	$911,631	$746,343	$879,643
Gross margin	516,648	546,156	393,216	533,895
Net income	37,672	49,182	(75,392)	75,083
Net income per share, basic	0.11	0.15	(0.23)	0.23
Net income per share, diluted	0.11	0.15	(0.23)	0.23

	Year Ended April 25, 2008
	Q1	Q2	Q3	Q4

Net revenues	$689,235	$792,198	$884,003	$937,731
Gross margin	417,197	484,005	539,302	572,872
Net income	34,337	83,758	101,823	89,820
Net income per share, basic	0.09	0.24	0.30	0.26
Net income per share, diluted	0.09	0.23	0.29	0.26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 24, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of April 24, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NetApp, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 24, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended April 24, 2009 of the Company and our report dated June 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
June 16, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” in the Proxy Statement for the 2009 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is available on our website at http://www.netapp.com.

Item 11.	Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report of Form 10-K, NetApp’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See the Exhibit Index immediately following Schedule II of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)	June 16, 2009

/s/ DONALD T. VALENTINE Donald T. Valentine	Lead Independent Director	June 16, 2009

/s/ STEVEN J. GOMO Steven J. Gomo	Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 16, 2009

/s/ TOM GEORGENS Tom Georgens	President, Chief Operating Officer, Director	June 16, 2009

/s/ ALAN EARHART Alan Earhart	Director	June 16, 2009

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	June 16, 2009

Signature	Title	Date

/s/ MARK LESLIE Mark Leslie	Director	June 16, 2009

/s/ ROBERT T. WALL Robert T. Wall	Director	June 16, 2009

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 16, 2009

/s/ JEFFRY R. ALLEN Jeffry R. Allen	Director	June 16, 2009

/s/ EDWARD KOZEL Edward Kozel	Director	June 16, 2009

SCHEDULE II.

NETAPP, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended April 24, 2009, April 25, 2008, and April 27, 2007

		Additions
		Charged
	Balance at	(Credited) to		Balance
	Beginning	Costs and	Reductions	at End of
Description	of Period	Expenses	and Write-offs	Period

Allowance for doubtful accounts:
2009	$2,439	$1,146	$517	$3,068
2008	$2,572	$818	$951	$2,439
2007	$2,380	$928	$736	$2,572

EXHIBIT INDEX

Exhibit No		Description

2	.1(5)	Agreement and Plan of Merger, dated as of November 3, 2003, by and among NetApp, Inc., Nagano Sub, Inc., and Spinnaker Networks, Inc.
2	.2(10)	Agreement and Plan of Merger and Reorganization, dated as of June 15, 2005, by and among NetApp Inc., Dolphin Acquisition Corp., and Decru, Inc.
2	.3(28)†	Agreement and Plan of Merger, dated as of May 20, 2009, by and among the Company, Kentucky Merger Sub One Corporation, Derby Merger Sub Two LLC and Data Domain, Inc.
2	.4(28)	Amendment No. 1 to Agreement and Plan of Merger, dated June 3, 2009, by and among the Company, Kentucky Merger Sub One Corporation, Derby Merger Sub Two LLC and Data Domain, Inc.
3	.1(22)	Certificate of Incorporation of the Company, as amended.
3.2		Bylaws of the Company, as amended.
4	.2(26)	Indenture for 1.75% Convertible Senior Notes Due 2013, dated as of June 10, 2008, by and 3.2. between U.S. Bank National Association, as Trustee, and the Company.
4	.3(26)	Registration Rights Agreement, dated as of June 10, 2008, by and among Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and the Company.
10	.1(23)*	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.2(2)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.
10	.3(25)*	The Company’s Amended and Restated 1999 Stock Option Plan.
10	.4(4)	Patent Cross License Agreement, dated as of October 1, 2000, by and between Intel Corporation and the Company.
10	.5(1)*	Form of Indemnification Agreement (for directors and executive officers).
10	.6(6)*	Spinnaker Networks, Inc. 2000 Stock Plan.
10	.7(8)*	Alacritus, Inc. 2005 Stock Plan.
10	.8(7)*	The Company’s Fiscal Year 2005 Incentive Compensation Plan.
10	.9(9)*	The Company’s Deferred Compensation Plan.
10	.10(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.
10	.11(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).
10	.12(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock Agreement).
10	.13(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Restricted Stock Unit Agreement).
10	.14(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.
10	.15(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).
10	.16(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).
10	.17(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).
10	.18(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).
10	.19(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).
10	.20(14)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).
10	.21(11)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

Exhibit No		Description

10	.22(11)	Form of Stock Option Grant Notice and Option Agreement under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.
10	.23(11)	Form of Early Exercise Stock Purchase Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.24(11)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.
10	.25(12)	Asset Purchase Agreement, dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.
10	.26(13)	Purchase and Sale Agreement, dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.
10	.27(22)	Amended and Restated Closing Certificate and Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.28(22)	Amended and Restated Construction Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.29(22)	Amended and Restated Lease Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.30(22)	Amended and Restated Common Definitions and Provisions Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.31(22)	Amended and Restated Purchase Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.32(22)	Amended and Restated Ground Lease (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.33(22)	First Modification Agreement (Building 7), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10	.34(15)	Loan Agreement, dated March 31, 2006, by and among the Lenders party thereto, JP Morgan Chase Bank, National Association, as administrative agent, and Network Appliance Global Ltd.
10	.35(16)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.
10	.36(16)*	Topio, Inc. 2004 Israeli Share Option Plan.
10	.37(17)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.
10	.38(19)	Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.
10	.39(20)	Credit Agreement, dated November 2, 2007, by and among the Lenders party thereto, Bank of America, N.A., Citicorp USA, Inc. and Standard Chartered Bank as co-documentation agents, BNP Paribas, as syndication agent, JP Morgan Chase Bank, National Association, as administration agent, and the Company.
10	.40(20)	Closing Certificate and Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.41(21)	Lease Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.42(21)	Common Definitions and Provisions Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.43(21)	Purchase Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.44(23)	First Modification Agreement (Moffett Business Center), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10	.45(21)	Closing Certificate and Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.46(21)	Lease Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.47(21)	Common Definitions and Provisions Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

Exhibit No		Description

10	.48(21)	Purchase Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.
10	.49(23)	First Modification Agreement (1299 Orleans), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.
10	.50(23)	Amendment No. 1 to Unsecured Credit Agreement dated April 10, 2008 by and between JPMorgan Chase Bank and the Company.
10	.51(22)*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).
10	.52(23)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).
10	.53(19)*	The Company’s Executive Compensation Plan.
10	.54(25)	Change of Control Severance Agreements (CEO)
10	.55(25)	Form of Change of Control Severance Agreements (Non-CEO Executives)
10	.56(28)	Agreement Concerning Ground Lease (Building 9).
10.57		Agreement Concerning Ground Lease (Building 8).
10.58		Agreement Concerning Ground Lease (RTP Data Center).
10.59		Notice of Termination of Secured Credit Agreement dated October 5, 2007 with J.P.Morgan Chase Bank, National Association, as administrative agent.
10	.60(27)	Form of Convertible Bond Hedge Confirmation.
10	.61(27)	Form of Warrant Confirmation.
10	.62(27)	Form of Amendment to Warrant Confirmation.
10	.63(29)	Form of Voting Agreement entered into on May 20, 2009 by the Company and each director and executive officer of Data Domain, Inc. (and certain affiliates thereof).
10	.64(30)	Orca Systems, Inc. 1999 Stock Option/Stock Issuance Plan
10	.65(31)	WebManage Technologies, Inc. 1999 Stock Option Plan.
10	.66(31)	WebManage Technologies, Inc. 2000 Stock Incentive Plan.
10.68		Settlement Agreement entered into among the U.S.A, acting through the United States Department of Justice and on behalf of the General Services Administration, the Company and Igor Kapuscinski.
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-97864).

(2)	Previously filed as an exhibit to the Company’s Proxy Statement dated August 21, 1998.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 11, 1999.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 27, 2004.

(6)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated March 1, 2004.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2005.

(8)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated July 7, 2005.

(10)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 8, 2005.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 19, 2006.

(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 11, 2006.

(16)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.

(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.

(18)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 25, 2007.

(19)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 4, 2007.

(20)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 5, 2008.

(21)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated February 25, 2008.

(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(23)	Previously filed as an exhibit to the Company’s Proxy Statement dated July 14, 2008.

(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2008.

(25)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated October 30, 2008.

(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 10, 2008.

(27)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 2, 2009.

(28)	Previously filed as Appendix A to the Registration Statement on Form S-4 filed with the SEC on June 4, 2009.

(29)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on June 4, 2009.

(30)	Previously filed as an exhibit to the Company’s S-8 registration statement dated July 13, 2000.

(31)	Previously filed as an exhibit to the Company’s S-8 registration statement dated January 16, 2001.

*	Identifies management plan or compensatory plan or arrangement.

†	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

TRADEMARKS

©2009 NetApp. All rights reserved. Specifications are subject to change without notice. NetApp, the NetApp logo, the Network Appliance logo, Go further, faster, DataFabric, Data ONTAP, Decru, FAServer, FilerView, FlexCache, FlexClone, FlexShare, FlexVol, MultiStore, NearStore, NetCache, SANscreen, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, Snapshot, SnapVault, StoreVault, SyncMirror, Topio, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Symantec and Netbackup are trademarks of Symantec Corporation or its affiliates in the U.S. and other countries. Windows is a registered trademark of Microsoft Corporation. Linux is a registered trademark of Linus Torvalds. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.