Form 10-Q
period 2009-07-31
NetApp, Inc.
filed 2009-09-04
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
(408) 822-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2009

Common Stock	336,364,341

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

NETAPP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 31,	April 24,
	2009	2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,784,388	$1,494,153
Short-term investments	878,409	1,110,053
Accounts receivable, net of allowances of $2,491 at July 31, 2009, and $3,068 at April 24, 2009	331,661	446,537
Inventories	61,655	61,104
Prepaid expenses and other assets	112,660	119,887
Short-term deferred income taxes	164,934	207,050

Total current assets	3,333,707	3,438,784
Property and Equipment, Net	796,266	807,923
Goodwill	680,986	680,986
Intangible Assets, Net	40,136	45,744
Long-Term Investments and Restricted Cash	128,502	127,317
Long-Term Deferred Income Taxes and Other Assets	335,295	283,625

	$5,314,892	$5,384,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,187	$137,826
Accrued compensation and related benefits	135,810	204,168
Other accrued liabilities	170,801	190,315
Accrual for GSA settlement	—	128,715
Income taxes payable	2,073	4,732
Deferred revenue	1,028,851	1,013,569

Total current liabilities	1,459,722	1,679,325
1.75% Convertible Senior Notes Due 2013	1,066,770	1,054,717
Other Long-Term Obligations	153,496	164,499
Long-Term Deferred Revenue	685,771	701,649

	3,365,759	3,600,190

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock (440,415 and 436,565 shares issued at July 31, 2009 and April 24, 2009, respectively)	440	437
Additional paid-in capital	3,220,410	3,115,795
Treasury stock at cost (104,325 shares at July 31, 2009 and April 24, 2009)	(2,927,376)	(2,927,376)
Retained earnings	1,652,155	1,600,491
Accumulated other comprehensive income (loss)	3,504	(5,158)

Total stockholders’ equity	1,949,133	1,784,189

	$5,314,892	$5,384,379

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 31,	July 25,
	2009	2008

Revenues:
Product	$478,246	$547,855
Software entitlements and maintenance	165,290	144,412
Service	194,425	176,509

Net revenues	837,961	868,776

Cost of Revenues:
Cost of product	212,535	249,778
Cost of software entitlements and maintenance	3,112	2,186
Cost of service	99,821	100,164

Total cost of revenues	315,468	352,128

Gross margin	522,493	516,648

Operating Expenses:
Sales and marketing	301,433	303,108
Research and development	130,317	125,352
General and administrative	59,551	49,463
Restructuring and other charges	1,496	—
Merger termination proceeds, net	(41,120)	—

Total operating expenses	451,677	477,923

Income from Operations	70,816	38,725
Other Income (Expenses), Net:
Interest income	8,617	15,476
Interest expense	(19,201)	(9,513)
Loss on investments, net	(92)	(2,621)
Other expenses, net	(948)	(1,989)

Total other income (expense), net	(11,624)	1,353

Income Before Income Taxes	59,192	40,078
Provision for Income Taxes	7,528	5,355

Net Income	$51,664	$34,723

Net Income per Share:
Basic	$0.15	$0.10

Diluted	$0.15	$0.10

Shares Used in Net Income per Share Calculations:
Basic	334,537	333,855

Diluted	338,875	341,120

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 31, 2009	July 25, 2008

Cash Flows from Operating Activities:
Net income	$51,664	$34,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,041	41,549
Stock-based compensation	52,184	36,405
Loss on investments	298	2,621
Asset impairment and write-offs	294	179
Allowance for doubtful accounts	(135)	(36)
Accretion of discount and issue costs on notes	13,080	4,937
Deferred income taxes	(2,082)	(11,259)
Deferred rent	(395)	827
Tax benefit from stock-based compensation	19,048	19,859
Excess tax benefit from stock-based compensation	—	(10,142)
Changes in assets and liabilities:
Accounts receivable	117,255	150,292
Inventories	(440)	6,742
Prepaid expenses and other assets	12,276	10,132
Accounts payable	(14,501)	(30,073)
Accrued compensation and related benefits	(73,018)	(54,439)
Other accrued liabilities	(26,630)	(1,403)
Accrual for GSA settlement	(128,715)	—
Income taxes payable	(2,578)	(2,393)
Long-term other liabilities	(12,568)	(1,220)
Deferred revenue	(9,844)	52,894

Net cash provided by operating activities	38,234	250,195

Cash Flows from Investing Activities:
Purchases of investments	(160,897)	(264,938)
Redemptions of investments	394,520	107,932
Change in restricted cash	(1,794)	225
Proceeds from (purchases of) nonmarketable securities	1,365	(125)
Purchases of property and equipment	(24,714)	(76,613)

Net cash provided by (used in) investing activities	208,480	(233,519)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	38,503	35,527
Tax withholding payments reimbursed by employee stock transactions	(5,227)	(2,554)
Excess tax benefit from stock-based compensation	—	10,142
Proceeds from issuance of convertible notes	—	1,265,000
Payment of financing costs	—	(25,445)
Sale of common stock warrants	—	163,059
Purchase of note hedges	—	(254,898)
Repayment of revolving credit facility	—	(41,835)
Repurchases of common stock	—	(399,981)

Net cash provided by financing activities	33,276	749,015

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10,245	225
Net Increase in Cash and Cash Equivalents	290,235	765,916
Cash and Cash Equivalents:
Beginning of period	1,494,153	936,479

End of period	$1,784,388	$1,702,395

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$8,814	$10,801
Supplemental Cash Flow Information:
Income taxes paid	$8,984	$6,491
Income taxes refunded	$839	$6,322
Interest paid on debt	$11,069	$1,053

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, Unaudited)

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

2.	Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by NetApp, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended April 24, 2009 contained in the Company’s Annual Report on Form 10-K. The results of operations for the three month period ended July 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The Company evaluated subsequent events for disclosure through September 4, 2009, the date the financial statements were issued.

We operate on a 52-week or 53-week fiscal year ending on the last Friday in April. The first three month period of fiscal 2010 was a 14-week, or 98-day, period and the first three month period of fiscal 2009 was a 13-week, or 91-day, period.

Effective April 25, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. APB 14-1 (FSP No. APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, which requires retrospective adoption to previously disclosed consolidated financial statements. As such, certain prior period amounts have been revised in the unaudited condensed consolidated financial statements to reflect the adoption of the standard for all periods presented. See Note 7 for a discussion of the impact of the implementation of this standard.

Recent Accounting Pronouncements

As of April 25, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis and SFAS No. 165, “Subsequent Events.” These adoptions did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which approved the FASB Accounting Standards Codification (ASC) as the single source of authoritative accounting principles. The codification does not change GAAP, but instead reorganizes the existing authoritative standards into a comprehensive, topically organized online database to simplify user access to all authoritative U.S. GAAP. As the codification did not change GAAP, the adoption of ASC will not have a material impact on our consolidated financial statements. Previous references to applicable literature in our disclosures will be updated with references to the ASC in our 10-Q for the three month period ending October 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities (VIEs). The scope within the guidance now includes qualifying special-purpose entities. The standard provides revised guidance on (1) determining the primary beneficiary of the VIE, (2) how power is shared, (3) consideration for kick-out, participating and protective rights, (4) reconsideration of the primary beneficiary, (5) reconsideration of a VIE, (6) fees paid to decision makers or service providers, and (7) presentation requirements. The statement is effective as of the first three month period of fiscal 2011, and early adoption is prohibited. We are currently evaluating the impact of the adoption of SFAS No. 167 on our consolidated financial statements.

In April 2009, the FASB issued three Staff Positions which became effective for the Company beginning with the three month period ended July 31, 2009: FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP No. FAS 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 when there is no active market and reaffirms the SFAS No. 157 definition of fair value. FSP FAS No. 115-2 and FAS No. 124-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and revises the existing impairment model for such securities by distinguishing between credit and non-credit components of impaired debt securities that are not expected to be sold. FSP FAS No. 107-1 and APB No. 28-1 enhances disclosures about fair value for instruments under the scope of SFAS No. 157 for both interim and annual periods. We adopted these Staff Positions as of April 25, 2009, and they have not had a material impact on our condensed consolidated financial statements.

3.	Concentration of Risk

During the three month period ended July 31, 2009, Arrow and Avnet, who are U.S. distributors, each accounted for approximately 11% of our net revenues. No customer accounted for ten percent or more of our revenues during the three month period ended July 25, 2008.

4.	Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances; allowance for doubtful accounts; valuation of goodwill and intangibles; fair value of derivative instruments and related hedged items; accounting for income taxes; inventory valuation and contractual commitments; restructuring accruals; warranty reserve; impairment losses on investments; fair value of awards granted under our stock-based compensation plans; and loss contingencies. Actual results could differ from those estimates.

5.	Significant Accounting Policies

With the exception of the adoption of certain pronouncements as described above, there have been no significant changes in our significant accounting policies for the three month period ended July 31, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009.

Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are recognized at fair value.

Short-Term Investments.  We classify short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Short-term investments consist of marketable debt or equity securities which are classified as available-for-sale and are recognized at fair value. The determination of fair value is further detailed in Note 9. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Unrealized gains and temporary losses, net of tax, are included with accumulated other comprehensive income (loss) (AOCI). Upon realization, those amounts are reclassified from AOCI to results of operations. The amortization of premiums and discounts on the investments and realized gains and losses are included in results of operations. Other-than-temporary impairments on available-for-sale debt securities are determined to be either credit losses or losses due to other factors. Credit losses are recognized in our results from operations and other losses are included in AOCI.

6.	Termination of Proposed Merger with Data Domain, Inc.

On May 20, 2009, we announced that we had entered into a merger agreement with Data Domain, Inc. (Data Domain) under which we would acquire Data Domain in a stock and cash transaction. On July 8, 2009, Data Domain’s Board of Directors terminated the merger agreement and, pursuant to the terms of the agreement, Data Domain paid us a $57,000 termination fee. We incurred $15,880 of incremental third-party costs relating to the terminated merger agreement during the same period, resulting in a net amount of $41,120 reported as Merger termination proceeds, net in the condensed consolidated statement of operations for the three month period ended July 31, 2009.

7.	Convertible Notes and Credit Facilities

1.75% Convertible Senior Notes Due 2013

On June 10, 2008, we issued $1,265,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes) to initial purchasers who resold the Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. The Notes are unsecured, unsubordinated obligations of the Company. Interest is payable in cash at a rate of 1.75% per annum. The net proceeds from the offering, after deducting the initial purchasers’ issue costs and offering expenses of $26,581, were $1,238,419.

On April 25, 2009, we adopted FSP APB No. 14-1, which applies to the $1,265,000 aggregate principal amount of 1.75% Convertible Senior Notes, and which is required to be applied retrospectively. The adoption impacted the accounting for the Notes by requiring the initial proceeds to be allocated between a liability and an equity component based on the fair value of the debt component as of the issuance date. The initial debt component of the Note was valued at $1,016,962, based on the contractual cash flows discounted at the an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.31%, with the equity component representing the residual amount of the Note proceeds. As a result, we recorded $248,038 as a component of equity and a corresponding debt discount as of the date of issuance.

In addition, we allocated $3,130, net of tax, of the issuance costs to the equity component of the Notes and the remaining $21,369 of the issuance costs remained classified as long-term other assets. The issuance costs were allocated pro rata based on the relative carrying amounts of the debt and equity components. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method.

The adoption of FSP APB 14-1 has no impact on total operating, investing and financing cash flows in the prior periods’ condensed consolidated statements of cash flows.

Upon adoption of FSP APB No. 14-1, we also recorded adjustments to our tax provision to reflect the impact of the foregoing adjustments.

The following financial statement line items for the three month period ended July 25, 2008 and as of April 24, 2009 were impacted by the adoption of FSP APB No. 14-1:

	Three Months Ended July 25, 2008
	As Previously
	Reported	As Adjusted

Interest expense	$(4,575)	$(9,513)
Provision for income taxes	7,344	5,355
Net income	37,672	34,723
Net income per share — basic	$0.11	$0.10
Net income per share — diluted	$0.11	$0.10

	As of April 24, 2009
	As Previously
	Reported	As Adjusted

Consolidated Balance Sheet:
Long term deferred income taxes & other assets	$372,065	$283,625
1.75% Convertible Senior Notes Due 2013	1,265,000	1,054,717
Additional paid-in capital	2,971,995	3,115,795
Retained earnings	1,622,448	1,600,491

The following table reflects the carrying value of our convertible debt as of July 31, 2009 and April 24, 2009:

	July 31,	April 24,
	2009	2009

1.75% Convertible Notes due 2013	$1,265,000	$1,265,000
Less: Unamortized discount	(198,230)	(210,283)

Net long-term carrying amount of Notes	$1,066,770	$1,054,717

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and the amortization of the discount and issuance costs:

	Three Months Ended
	July 31,	July 25,
	2009	2008

Contractual interest coupon	$5,903	$2,829
Amortization of debt discount	12,053	5,120
Amortization of issuance costs	1,027	447

Total interest cost recognized	$18,983	$8,396

The remaining debt discount and issuance cost of $198,230 and $17,100, respectively, as of July 31, 2009 will be amortized over the remaining life of the Notes, which is approximately 3.8 years.

Maturity — The Notes will mature on June 1, 2013 unless repurchased or converted in accordance with their terms prior to such date.

Redemption — The Notes are not redeemable by us prior to the maturity date, but the holders may require us to repurchase the Notes following a fundamental change (as defined in the indenture). A fundamental change will be deemed to have occurred upon a change of control, liquidation or a termination of trading. Holders of the Notes who convert their Notes in connection with a fundamental change will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require us to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Conversion — Holders of the Notes may convert their Notes on or after March 1, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of our common stock, if any, based on a daily settlement amount. Prior to March 1, 2013, holders of the Notes may convert their Notes, under any of the following conditions:

•	during the five business day period after any five consecutive trading day period in which the trading price of the Notes for each day in this five consecutive trading day period was less than 98% of an amount equal to (i) the last reported sale price of our common stock multiplied by (ii) the conversion rate on such day;

•	during any calendar quarter beginning after June 30, 2008 (and only during such calendar quarter), if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of such immediately preceding calendar quarter; or

•	upon the occurrence of specified corporate transactions under the indenture for the Notes.

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

As of July 31, 2009, none of the conditions allowing the holders of the Notes to convert had been met. As of July 31, 2009, we had not issued any shares related to the Notes.

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we entered into note hedge transactions (the Note Hedges), which are designed to mitigate potential dilution from the conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than $31.85 per share, subject to adjustments. The Note Hedges generally cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting Noteholders in the event of a conversion of the Notes. The Note Hedges expire at the earlier of (i) the last day on which any Notes remain outstanding and (ii) the scheduled trading day immediately preceding the maturity date of the Notes. We also entered into separate warrant transactions whereby we sold to the same financial institutions warrants (the Warrants) to acquire, subject to anti-dilution adjustments, 39,700 shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the Warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the Warrants. As of July 31, 2009, we had not received any shares related to the Note Hedges or delivered cash or shares related to the Warrants.

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

The cost of the Note Hedges was $254,898 and has been accounted for as an equity transaction in accordance with Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00- 19). We received proceeds of $163,059 related to the sale of the Warrants, which has also been classified as equity because the instruments meet all of the equity classification criteria within EITF No. 00-19.

Lehman Brothers OTC Derivatives, Inc. (Lehman OTC) is the counterparty to 20% of our Note Hedges. The bankruptcy filing by Lehman OTC on October 3, 2008 constituted an “event of default” under the hedge transaction that could, at our option, lead to termination under the hedge transaction to the extent we provide notice to the counterparty under such transaction. We have not terminated the Note Hedge transaction with Lehman OTC, and will continue to carefully monitor the developments impacting Lehman OTC. The “event of default” is not expected to have an impact on our financial position or results of operations. However, we could incur significant costs to replace this hedge transaction originally held with Lehman OTC if we elect to do so. If we do not elect to replace this hedge transaction, then we would be subject to potential dilution upon conversion of the Notes, if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85.

The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note Hedges and Warrants were not affected by the bankruptcy filings of Lehman OTC.

Earnings per share impact on the Notes, Note Hedges and Warrants — In accordance with SFAS No. 128, the Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $31.85 per share) because the principal amount of the Notes will be settled in cash upon conversion. The Note Hedges are not included for purposes of calculating earnings per share in the periods presented, as their effect would be anti-dilutive. Upon conversion of the Notes, the Note Hedges are designed to neutralize the dilutive effect of the Notes when the stock price is above $31.85 per share. Also, in accordance with SFAS No. 128, the Warrants will have no impact on earnings per share until our common stock share price exceeds $41.28. Prior to conversion of the Notes or exercise of the Note Hedges, we will include the effect of additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Fair Value of Notes

As of July 31, 2009, the approximate fair value of the principal amount of our Notes was approximately $1,228,631, or 97.1% of the face value of the Notes, based upon quoted market information.

Unsecured Credit Agreement

On November 2, 2007, we entered into a senior unsecured credit agreement (the Unsecured Credit Agreement) with certain lenders and BNP Paribas, as syndication agent, and JPMorgan Chase Bank National Association, as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years. Revolving loans may be, at our option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on LIBOR for the interest period specified by us plus a spread based on our leverage ratio. Interest on Alternative Base Rate borrowings, swingline loans, and letters of credit accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. As of July 31, 2009, no amount was outstanding under this facility. The amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit amounted to $638 as of July 31, 2009. As of July 31, 2009, we were in compliance with all covenants as required by the Unsecured Credit Agreement.

8.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations for the three month periods ended July 31, 2009 and July 25, 2008, respectively, are as follows:

	Three Months Ended
	July 31,	July 25,
	2009	2008

Cost of product revenues	$1,220	$948
Cost of service revenues	4,519	3,041
Sales and marketing	23,965	16,342
Research and development	12,716	10,188
General and administrative	9,764	5,886

Total stock-based compensation expense	$52,184	$36,405

The following table summarizes stock-based compensation expense associated with each type of award:

	Three Months Ended
	July 31,	July 25,
	2009	2008

Employee stock options	$29,397	$23,331
Restricted stock units (RSUs) and restricted stock awards (RSAs)	16,816	7,690
Employee Stock Purchase Plan (ESPP)	6,081	5,381
Change in amounts capitalized in inventory	(110)	3

Total stock-based compensation expense	$52,184	$36,405

For the three month periods ended July 31, 2009 and July 25, 2008, total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity was $19,048 and $19,859, respectively.

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	July 31,	July 25,	July 31,	July 25,
	2009	2008	2009	2008

Expected term in years(1)	3.9	4.0	1.3	1.3
Risk-free interest rate(2)	1.89% - 2.58%	2.93% - 3.69%	0.25% - 0.97%	2.05% - 2.52%
Volatility(3)	43% - 49%	38% - 44%	44% - 47%	39% - 41%
Expected dividend(4)	0%	0%	0%	0%

(1)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for the ESPP is based on the term of the purchase period.

(2)	The risk-free interest rate is based upon United States Treasury bills with equivalent expected terms.

(3)	The volatility rate is based on the implied volatility of traded options.

(4)	The expected dividend is based on our history and expected dividend payouts.

Our forfeiture rate is based on historical termination behavior and we recognize compensation expense only for those equity awards expected to vest.

Stock Option Exchange

On April 21, 2009, our stockholders approved a stock option exchange program (the Exchange) pursuant to which eligible employees were able to exchange some or all of their outstanding options with an exercise price greater than or equal to $22.00 per share that were granted before June 20, 2008, whether vested or unvested, for new RSUs. The number of RSUs granted in exchange for the options depended on the exercise price of the options exchanged. The vesting schedule of the RSUs was determined on a grant-by-grant basis and depended on the extent to which the options surrendered in exchange for such RSUs had vested at the time of such exchange and, for surrendered options that were fully vested, the exercise price. Vesting of the RSUs is conditioned upon continued service with the Company through each applicable vesting date. On May 22, 2009, we commenced the Exchange, which expired on June 19, 2009. In connection with the Exchange, we accepted for exchange options to purchase 24,484 shares of our common stock. All surrendered options were cancelled, and immediately thereafter, we issued a total of 3,226 RSUs in exchange. One share of our common stock is issuable upon the vesting of each RSU. The fair value of the RSUs issued was measured as the total of the unrecognized compensation cost of the options surrendered and the incremental value of the RSUs issued, measured as the excess of the fair value of the RSUs over the fair value of the options tendered immediately before the exchange. The incremental cost of the RSUs was $5,768. The value of the RSUs, totaling $70,110, will be amortized over the weighted average vesting period of the RSUs of 3.5 years.

In addition, under the terms of the Exchange, option holders who would have otherwise received fewer than forty RSUs for options tendered received cash payments equal to the number of RSUs otherwise issuable times the market value of our common stock as of the close of market on the day preceding the completion of the Exchange. A total of $465 in cash payments was made, and we recorded a charge to stock-based compensation expense of $508, which represented the acceleration of the unamortized expense related to the options tendered and their incremental value as of the date of the Exchange.

In connection with the incentive stock options tendered for RSUs under the Exchange, we recorded $10,013 of deferred tax benefits which had not been previously recognized related to the cumulative amortized stock-based compensation expense related to such options which had not been previously benefited for income tax purposes.

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

	Outstanding Options		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Numbers of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at April 24, 2009	66,119	$29.27
Options granted	2,965	20.56
Options exercised	(840)	15.41
Options cancelled in the Exchange	(24,484)	39.05
Options forfeitures and cancellations	(2,535)	34.90

Outstanding at July 31, 2009	41,225	22.78	4.54	$129,567

Options vested and expected to vest as of July 31, 2009	37,778	22.94	4.41	$118,251
Exercisable at July 31, 2009	27,643	23.94	3.80	$81,865

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. The weighted-average fair value of options granted during the three month periods ended July 31, 2009 and July 25, 2008 was $7.59 and $8.44, respectively. The total intrinsic value of options exercised was $4,122 and $9,717 for the three month periods ended July 31, 2009 and July 25, 2008, respectively. We received $12,952 and $9,478 from the exercise of stock options for the three month periods ended July 31, 2009 and July 25, 2008, respectively. There was $96,548 of total unrecognized compensation expense as of July 31, 2009 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.9 years. Total fair value of options vested during the three month period ended July 31, 2009 was $46,043.

The following table summarizes activity related to our RSUs:

		Weighted Average
	Numbers of	Grant Date Fair
	Shares	Value

Outstanding at April 24, 2009	5,453	$22.38
RSUs granted	923	20.44
RSUs issued in the Exchange	3,226	21.73
RSUs vested	(786)	27.72
RSUs forfeitures and cancellations	(201)	24.01

Outstanding at July 31, 2009	8,615	21.41

As of July 31, 2009, there was $129,657 of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 3.1 years.

The following table summarizes activity related to our restricted stock awards:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value

Nonvested at April 24, 2009	81	$36.68
Awards vested	(10)	29.24

Nonvested at July 31, 2009	71	37.73

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the three month periods ended July 31, 2009 and July 25, 2008 was $292 and $390, respectively. There was $1,430 of total unrecognized compensation expense as of July 31, 2009 related to RSAs that will be amortized on a straight-line basis over a weighted-average remaining period of 1.3 years.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. The weighted average fair value of purchase rights granted under the ESPP during the three month periods ended July 31, 2009 and July 25, 2008 was $7.07 and $7.82, respectively. During the three month periods ended July 31, 2009 and July 25, 2008, 2,507 and 1,257 shares, respectively, were issued under the ESPP at a weighted average price of $10.38, and $20.72, respectively.

Stock Repurchase Program

Since the inception of our stock repurchase programs on May 13, 2003 through July 31, 2009, we have purchased a total of 104,325 shares of our common stock at an average price of $28.06 per share for an aggregate purchase price of $2,927,376. As of July 31, 2009, our Board of Directors had authorized the repurchase of up to $4,023,639 of common stock under various stock repurchase programs, and $1,096,262 remains available under these authorizations. The stock repurchase programs may be suspended or discontinued at any time.

During the three month period ended July 31, 2009, we did not repurchase any shares of our common stock. During the three month period ended July 25, 2008, we repurchased 16,960 shares of our common stock at an aggregate cost of $399,981, or a weighted average price of $23.58 per share. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

9.	Financial Instruments and Fair Value

We measure assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and view an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our own or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

Investments

The following is a summary of investments at July 31, 2009 and April 24, 2009:

	July 31, 2009				April 24, 2009
		Gross Unrealized		Estimated		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Corporate bonds	$469,841	$5,304	$(268)	$474,877	$486,151	$2,318	$(1,802)	$486,667
Auction rate securities	73,028	31	(4,108)	68,951	73,278	296	(7,037)	66,537
U.S. government agency bonds	111,872	1,301	(123)	113,050	80,359	1,415	—	81,774
U.S. Treasuries	41,761	635	(6)	42,390	31,862	773	—	32,635
Corporate securities	163,073	16	(2)	163,087	486,546	1	(464)	486,083
Certificates of deposit	110,002	11	—	110,013	115,002	83	—	115,085
Money market funds	1,699,175	—	—	1,699,175	1,327,794	—	—	1,327,794

Total debt and equity securities	2,668,752	7,298	(4,507)	2,671,543	2,600,992	4,886	(9,303)	2,596,575
Less cash equivalents	1,672,553	—	—	1,672,553	1,368,355	—	—	1,368,355
Less long-term investments	124,658	31	(4,108)	120,581	124,908	296	(7,037)	118,167

Total short-term investments	$871,541	$7,267	$(399)	$878,409	$1,107,729	$4,590	$(2,266)	$1,110,053

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2009:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Corporate bonds	$474,877	$—	$474,877	$—
Trading securities	10,667	10,667	—	—
U.S. government agency bonds	113,050	—	113,050	—
U.S. Treasuries	42,390	42,390	—	—
Corporate securities	163,087	—	163,087	—
Certificates of deposit	110,013	—	110,013	—
Money market funds	1,699,175	1,647,545	—	51,630
Auction rate securities	68,951	—	—	68,951
Investment in nonpublic companies	2,307	—	—	2,307
Foreign currency contracts	1,185	—	1,185	—

Total	$2,685,702	$1,700,602	$862,212	$122,888

Liabilities
Foreign currency contracts	$4,618	$—	$4,618	$—

Reported as:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents(1)	$1,672,553	$1,647,545	$25,008	$—
Short-term investments(2)	878,409	42,390	836,019	—
Trading securities(3)	10,667	10,667	—	—
Long-term investments(4)	122,888	—	—	122,888
Foreign currency contracts(5)	1,185	—	1,185	—

Total	$2,685,702	$1,700,602	$862,212	$122,888

Liabilities
Foreign currency contracts(6)	$4,618	$—	$4,618	$—

(1)	Included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet, in addition to $111,835 of cash.

(2)	Our marketable securities include U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, and money market funds, including the Primary Fund (as defined below) and certificates of deposit. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of certain money market funds, for which the carrying amounts is a reasonable estimate of fair value.

(3)	Trading securities relate to a deferred compensation plan; $1,523 of the deferred compensation plan assets were included in prepaid expenses and other assets and $9,144 of the deferred compensation plan assets were included in long-term deferred income taxes and other assets in the accompanying condensed consolidated balance sheet.

(4)	Included in long-term investments and restricted cash in the accompanying condensed consolidated balance sheet, in addition to $5,614 of long-term restricted cash.

(5)	Included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet.

(6)	Included in other accrued liabilities in the accompanying condensed consolidated balance sheet.

We classify investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include U.S. Treasury notes, trading securities with quoted prices on active markets, and money market funds, with the exception of the Primary Fund, which is classified in Level 3.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: corporate bonds, corporate securities, U.S. government agency bonds, certificates of deposit, and foreign currency contracts. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of July 31, 2009, have not found it necessary to make any adjustments to the prices obtained.

The unrealized losses on our available-for-sale investments in corporate bonds, U.S. government agency bonds, U.S. Treasuries and corporate debt securities were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates, and such investments have been in a continuous unrealized loss position for less than twelve months. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we do not intend to sell and we will not be likely to be required to sell those investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired at July 31, 2009.

Our foreign currency forward exchange contracts are also classified within Level 2. We determine the fair value of these instruments by considering the estimated amount we would pay or receive to terminate these agreements at the reporting date. We use observable inputs, including quoted prices in active markets for similar assets or liabilities. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. In the three month period ended July 31, 2009, net gains generated by hedged assets and liabilities totaled $9,749, which were offset by losses on the related derivative instruments of $11,751. In the three month period ended July 25, 2008, net gains generated by hedged assets and liabilities totaled $320, which were offset by losses on the related derivative instruments of $2,618.

We classify items in Level 3 if the investments are valued using a pricing model or based on unobservable inputs in the market. These investments include auction rate securities, the Primary Fund and cost method investments.

The table below provides a reconciliation of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended July 31, 2009.

	Primary	Auction Rate	Private Equity	Nonpublic
	Fund	Securities	Fund	Companies

Balance at April 24, 2009	$51,630	$66,537	$2,023	$1,946
Total unrealized gains included in other comprehensive income	—	2,664	—	—
Total realized gains (losses) included in earnings	—	—	110	(202)
Purchases, sales and settlements, net	—	(250)	(137)	(1,433)

Balance at July 31, 2009	$51,630	$68,951	$1,996	$311

As of July 31, 2009 and April 24, 2009, we had a remaining investment of $51,630, with a par value of $60,928, in the Reserve Primary Fund (the Primary Fund), which is a money-market fund that suspended redemptions in

September 2008 and is in the process of liquidating its portfolio of investments. All amounts invested in the Primary Fund are included in long-term investments given the lack of liquidity of the fund and the uncertainty as to the timing and the amount of the final distributions of the fund. On December 3, 2008, the Primary Fund announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve to be set aside out of its assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3,500,000 of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. Our pro rata share of the $3,500,000 special reserve is approximately $41,455. The Primary Fund announced plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. We received distributions of $546,344 in fiscal 2009 from the Primary Fund. On May 5, 2009, the SEC filed suit seeking an order to distribute the fund’s remaining assets to investors expeditiously on a pro rata basis. The U.S. District Court for the Southern District of New York will hold a hearing to consider the SEC’s proposed plan of distribution on September 23, 2009. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

As of July 31, 2009 and April 24, 2009, we had auction rate securities (ARSs) with a par value of $75,150 and $75,400, respectively, and an estimated fair value of $68,951 and $66,537, respectively, which are classified as long-term investments. Substantially all of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education. As of July 31, 2009, we recorded cumulative temporary losses of $4,108 within other comprehensive income (loss). In addition, we recorded other-than-temporary losses of $2,122 in other income (expense), net, in October 2008 based on an analysis of the fair value and marketability of these investments. We estimated the fair value for each individual ARS using an income (discounted cash flow) approach which incorporates both observable and unobservable inputs to discount the expected future cash flows. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

As of July 31, 2009 and April 24, 2009, we held equity investments in privately-held companies of $2,307 and $3,969, respectively. For the three month periods ended July 31, 2009 and July 25, 2008, other-than-temporary losses, net, related to these investments were $92 and $2,621, respectively.

10.	Derivative Financial Instruments

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

We recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in fair value (i.e. gains or losses) of the derivatives are recorded as revenues or other income (expense), or as AOCI. If the derivative is designated as a hedge, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged items through earnings or recognized in AOCI until the hedged item is recognized in earnings. Any ineffective portion of the hedge is recognized in earnings immediately.

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

Forecasted Transactions.  We use currency forward contracts to hedge exposures related to forecasted sales denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness) is recognized in current period earnings. During the three month period ended July 31, 2009, no ineffectiveness was recognized in earnings and the time value component in our cash flow hedges of $19 was recognized as a reduction to other income, (expenses), net.

Over the next twelve months, it is expected that $1,180 of derivative net losses recorded in AOCI as of July 31, 2009 will be reclassified into earnings as an adjustment to revenues. The maximum length of time over which forecasted foreign denominated revenues are hedged is six months.

As of July 31, 2009, we had the following outstanding currency forward contracts that were entered into to hedge forecasted foreign denominated sales and our balance sheet monetary asset and liability exposures:

Cash Flow Hedges:

Currency	Buy/Sell	Notional

Euro (EUR)	Sell	$56,710
British pound (GBP)	Sell	21,179

Balance Sheet contracts:

Currency	Buy/Sell	Notional

Euro (EUR)	Sell	$158,062
British pound (GBP)	Sell	47,888
Canadian dollar (CAD)	Sell	11,563
Other	Sell	15,413
Australia Dollar (AUD)	Buy	29,572
Other	Buy	8,329

We net derivative assets and liabilities in the consolidated balance sheets to the extent that master netting arrangements meet the requirements of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (“Interpretation No. 39”), as amended by FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”

The fair value of derivative instruments in our condensed consolidated balance sheets as of July 31, 2009 was as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$—	Accrued expenses	$(1,186)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	1,691	Accrued expenses	(3,938)

Total derivatives		$1,691		$(5,124)

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statements of operations for the three month period ended July 31, 2009 was as follows:

		Loss
		Reclassified
	Loss	from AOCI	Loss
	Recognized in	into Income	Recognized in
Derivatives in Cash Flow Hedging Relationships	AOCI(1)	(2)	Income(3)

Foreign exchange forward contracts	$(4,838)	$(4,180)	$(19)

(1)	Amount recognized in AOCI (effective portion).

(2)	Amount of loss reclassified from AOCI into income (effective portion) located in revenue.

(3)	No ineffectiveness was recognized during the period. Amount of loss recognized in income on derivatives relate to the time value amount being excluded from the effectiveness testing. Such amount is located in other expenses, net.

The effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three month period ended July 31, 2009 was as follows:

Loss
Derivatives Not Designated as Hedging Instruments	Recognized(*)

Foreign exchange forward contracts	$(11,731)

(*)	Amount of loss recognized in income located in other expenses, net.

11.	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first in, first out basis. Inventories consist of the following:

	July 31, 2009	April 24, 2009

Purchased components	$5,156	$5,034
Work-in-process	78	56
Finished goods	56,421	56,014

Total	$61,655	$61,104

12.	Goodwill and Purchased Intangible Assets

Goodwill as of July 31, 2009 and April 24, 2009 was $680,986. We conducted our annual goodwill impairment test in the three month period ended April 24, 2009. Based on this analysis, we determined that there was no impairment to goodwill. We will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

Identified intangible assets are summarized as follows:

		July 31, 2009			April 24, 2009
	Amortization		Accumulated	Net		Accumulated	Net
	Period (Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$895	$(791)	$104	$10,040	$(9,891)	$149
Existing technology	4 - 5	90,700	(58,765)	31,935	107,860	(71,210)	36,650
Trademarks/tradenames	2 - 7	6,600	(3,676)	2,924	6,600	(3,419)	3,181
Customer contracts/relationships	2 - 8	12,200	(7,027)	5,173	12,500	(6,736)	5,764

Total identified intangible assets, net		$110,395	$(70,259)	$40,136	$137,000	$(91,256)	$45,744

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Statement of Operations
	July 31, 2009	July 25, 2008	Classifications

Patents	$45	$345	Research and development
Existing technology	4,715	6,748	Cost of product revenues
Other identified intangibles	848	1,259	Sales and marketing

	$5,608	$8,352

Based on the identified intangible assets recorded at July 31, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows:

Fiscal Year	Amount

Remainder of 2010	$15,028
2011	11,701
2012	7,150
2013	4,963
2014	554
Thereafter	740

Total	$40,136

13.	Restructuring and Other Charges

In the three month period ended July 31, 2009, we recorded restructuring expense of $1,496, net, primarily related to employee severance costs associated with our fiscal 2009 restructuring plan.

Fiscal 2009 Restructuring Plan

In February 2009, we announced our decision to execute a worldwide restructuring program, which included a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities. In December 2008, we announced our decision to cease the development and availability of our SnapMirror® for Open Systems product, which was originally acquired through our acquisition of Topio, Inc. in fiscal 2007. As part of this decision, we also announced the closure of our engineering facility in Haifa, Israel.

As of July 31, 2009, approximately $7,596 of the costs associated with these activities was unpaid. We expect that severance-related charges and other costs will be substantially paid by January 2010 and the facilities-related lease payments to be substantially paid by January 2013.

Fiscal 2002 Restructuring Plan

As of July 31, 2009, we also have $1,092 remaining in facility restructuring reserves established as part of a restructuring plan in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease income. We expect to substantially fulfill the remaining contractual obligations related to this facility restructuring reserve by fiscal 2011.

Activities related to the restructuring reserves for the three month period ended July 31, 2009 were as follows:

	Severance-		Contract
	Related		Cancellation
	Charges	Facilities	Costs	Other	Total

Reserve balance at April 24, 2009	$10,282	$5,446	$199	$1,234	$17,161
Adjustments to accrual and other charges	993	114	(1)	390	1,496
Cash payments	(8,450)	(944)	(78)	(927)	(10,399)
Foreign currency changes	195	328	13	(106)	430

Reserve balance at July 31, 2009	$3,020	$4,944	$133	$591	$8,688

Of the reserve balance at July 31, 2009, $6,531 was included in other accrued liabilities, and the remaining $2,157 was classified as other long-term obligations.

14.	Net Income per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding common shares subject to repurchase for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase and common shares issuable upon exercise of stock options, restricted stock units, ESPP shares, warrants, and restricted stock awards.

Certain awards outstanding, representing 44,017 and 46,230 shares of common stock, have been excluded from the diluted net income per share calculations for the three month periods ended July 31, 2009 and July 25, 2008, respectively, because their effect would have been antidilutive as their exercise prices were above the average market prices in such periods. Diluted shares outstanding do not include any effect resulting from the conversion of our Notes issued in June 2008, warrants and ESPP shares as their impact would be anti-dilutive for all periods presented.

Repurchased shares are held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended
	July 31,	July 25,
	2009	2008

Net Income (Numerator):
Net income, basic and diluted	$51,664	$34,723

Shares (Denominator):
Weighted average common shares outstanding	334,613	333,991
Weighted average common shares outstanding subject to repurchase	(76)	(136)

Shares used in basic computation	334,537	333,855
Weighted average common shares outstanding subject to repurchase	76	136
Diluted weighted average shares outstanding	4,262	7,129

Shares used in diluted computation	338,875	341,120

Net Income per Share:
Basic	$0.15	$0.10

Diluted	$0.15	$0.10

15.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
	July 31,	July 25,
	2009	2008

Net income	$51,664	$34,723
Change in currency translation adjustments	2,379	(316)
Change in unrealized gain (loss) on available-for-sale investments, net of related tax effect	6,940	(2,448)
Change in unrealized gain (loss) on derivatives qualifying as cash flow hedges	(657)	779

Comprehensive income	$60,326	$32,738

The components of accumulated other comprehensive income (loss) were as follows:

	July 31,	April 24,
	2009	2009

Accumulated translation adjustments	$2,047	$(332)
Accumulated unrealized gain (loss) on available-for-sale investments	2,637	(4,303)
Accumulated unrealized loss on derivatives qualifying as cash flow hedges	(1,180)	(523)

Total accumulated other comprehensive income (loss)	$3,504	$(5,158)

16.	Commitments and Contingencies

The following summarizes our commitments and contingencies at July 31, 2009, and the effect such obligations may have on our future periods:

	2010*	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations:
Office operating lease payments	$20,558	$23,161	$18,142	$15,067	$12,956	$30,575	$120,459
Real estate lease payments(1)	2,776	3,701	3,701	129,473	—	—	139,651
Equipment operating lease payments	21,913	18,786	7,316	977	3	—	48,995
Purchase commitments with contract manufacturers(2)	60,016	—	—	—	—	—	60,016
Other purchase orders and commitments	23,408	14,085	6,994	3,779	1,200	133	49,599

Total Contractual Cash Obligations	$128,671	$59,733	$36,153	$149,296	$14,159	$30,708	$418,720

Other Commercial Commitments:
Letters of credit	$4,263	$520	$347	$64	$—	$600	$5,794

*	Reflects the remaining nine months of fiscal year 2010.

(1)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas Leasing Corporation (BNPPLC) are (i) lease commitments of $2,776 in the remainder of fiscal 2010; $3,701 in each of the fiscal years 2011 and 2012; $2,355 in fiscal 2013, which are based on the LIBOR rate at July 31, 2009 plus a spread or a fixed rate, for terms of five years; and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127,118 in the event that we elect not to purchase or arrange for sale of the buildings.

(2)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase orders with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of July 31, 2009, the liability for these purchase commitments in excess of future demand was approximately $1,832 and is recorded in other accrued liabilities.

Real Estate Leases

As of July 31, 2009, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which requires us to lease our land to BNPPLC for a period of 99 years, and to lease approximately 564,274 square feet of office space for our headquarters in Sunnyvale costing up to $149,550. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at July 31, 2009, and the date we began to make payments for each of our leasing arrangements:

			LIBOR plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48,500	$41,225	3.99%	January 2008	5 years
2	$79,950	$67,958	1.16%	December 2007	5 years
3	$10,475	$8,904	3.97%	December 2007	5 years
4	$10,625	$9,031	3.99%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of July 31, 2009. Such financial covenants include a maximum ratio of Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization and a minimum amount of Unencumbered Cash and Short-Term Investments.

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

	Three Months Ended
	July 31,	July 25,
	2009	2008

Warranty reserve at beginning of period	$42,325	$42,815
Expense accrued during the period	5,303	5,600
Warranty costs incurred	(7,331)	(6,486)

Warranty reserve at end of period	$40,297	$41,929

Recourse and Nonrecourse Leases

We have both recourse and nonrecourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event that any customers default. These arrangements are generally collateralized by a security interest in the underlying assets. For these recourse arrangements, revenues on the sale of our product to the leasing company are deferred and recognized into income as payments to the leasing company are received. As of July 31, 2009, the maximum recourse exposure under such leases totaled approximately $31,161. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities. To date, we have not experienced material losses under our lease financing programs.

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

Indemnification agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify the other party, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another noninfringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at July 31, 2009 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flows, operating results, or financial condition.

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (DOJ) and on behalf of the General Services Administration (the GSA), under which we paid the United States $128,000, plus interest of $715, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August 1997 and February 2005. We are currently in discussions with the U.S. government to demonstrate that we have implemented processes and procedures to ensure that we comply with federal contracting rules.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of July 31, 2009.

17.	Income Taxes

Our effective tax rate for the three month period ended July 31, 2009 was 12.7%, compared with 13.4% for the three month period ended July 25, 2008. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

We maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our condensed consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, additional tax expense will be recorded.

As of July 31, 2009, our unrecognized tax benefits were $142,346 of which $105,435, if recognized, would affect our provision for income taxes. In the three month period ended July 31, 2009, we recognized deferred tax assets of $8,290 which had a corresponding increase to additional paid in capital to reflect the related additional recognition of tax benefits from stock options.

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax year tax returns. We recently filed a protest with the IRS in response to the Notices of Proposed Adjustments. The Notices of Proposed Adjustments focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years. If upon the conclusion of this audit, the ultimate determination of our taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate may be adversely impacted in the period of adjustment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	our restructuring plans and estimates;

•	competitive positions;

•	product introductions, development, enhancements and acceptance;

•	economic and industry trends or trend analyses;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements;

•	the impact of completed acquisitions;

•	our anticipated tax rate;

•	the continuation of our stock repurchase program;

•	compliance with laws, regulations and loan covenants; and

•	the conversion, maturation or repurchase of the Notes,

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

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to maintain or increase backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to increase our customer base, market share and revenue;

•	our ability to successfully introduce new products;

•	our ability to adapt to changes in market demand;

•	the general economic environment and the growth of the storage markets;

•	acceptance of, and demand for, our products;

•	demand for our global service and support and professional services;

•	our ability to identify and respond to significant market trends and emerging standards;

•	our ability to realize our financial objectives through management of our investment in people, process, and systems;

•	our ability to maintain our supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	the general economic environment and the growth of the storage markets;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the impact of industry consolidation;

•	the results of our ongoing litigation, tax audits, government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 45.

Overview

Revenue for the three month period ended July 31, 2009 was $838.0 million, down 4% from the comparable period in the prior year. Though the macroeconomic environment showed signs of moderate stabilization, capital spending by customers remained under pressure.

Gross margins strengthened during the current period due largely to improvements in product materials cost and an increase in software entitlements and maintenance services in the revenue mix.

During the three month period ended July 31, 2009, we entered into a merger agreement with Data Domain, Inc., which was subsequently terminated on July 8, 2009. In accordance with the agreement, we received a $57.0 million termination fee, which, when netted against $15.9 million of incremental third-party costs we incurred relating to the terminated merger agreement, resulted in net proceeds of $41.1 million.

During the three month period ended July 31, 2009, operating expenses, excluding restructuring charges and the net merger termination proceeds, were $491.3 million, up 3% from the comparable period of the prior year, and reflected the impact of having 14 weeks in the current three month period compared to 13 weeks in the prior year. We continue to focus on maintaining spending discipline in light of the current business conditions.

Critical Accounting Estimates and Policies

Our discussion and analysis of financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

We believe the accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009, affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report, except for the retrospective adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB No. 14-1).

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 of the notes to condensed consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 31, 2009	July 25, 2008

Revenues:
Product	57.1%	63.1%
Software entitlements and maintenance	19.7	16.6
Service	23.2	20.3

	100.0	100.0
Cost of Revenues:
Cost of product	25.3	28.7
Cost of software entitlements and maintenance	0.4	0.3
Cost of service	11.9	11.5

Gross Margin	62.4	59.5

Operating Expenses:
Sales and marketing	35.9	34.9
Research and development	15.6	14.4
General and administrative	7.1	5.7
Restructuring and other charges	0.2	—
Merger termination proceeds, net	(4.9)	—

Total Operating Expenses	53.9	55.0

Income from Operations	8.5	4.5
Other Income (Expenses), Net:
Interest income	1.0	1.7
Interest expense	(2.3)	(1.1)
Loss on investments, net	—	(0.3)
Other income (expenses), net	(0.1)	(0.2)

Total Other Income (Expenses), Net	(1.4)	0.1

Income Before Income Taxes	7.1	4.6
Provision for Income Taxes	0.9	0.6

Net Income	6.2%	4.0%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three month periods ended July 31, 2009 and July 25, 2008 were as follows:

	Three Months Ended
	July 31, 2009	July 25, 2008	% Change
	(In millions)

Net revenues	$838.0	$868.8	(4)%

Net revenues decreased by $30.8 million in the three month period ended July 31, 2009, and were down 4% from the comparable period in the prior year. The decrease in net revenues was due to decreases in product revenues, partially offset by increases in software entitlements and maintenance revenues, as well as in service revenues.

Sales through our indirect channels represented 69% and 61% of net revenues for the three month periods ended July 31, 2009 and July 25, 2008, respectively.

During the three month period ended July 31, 2009, Arrow and Avnet, who are U.S. distributors, each accounted for approximately 11% of net revenues. No customer accounted for ten percent or more of net revenues during the three month period ended July 25, 2008.

Product Revenues

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Product revenues	$478.2	$547.9	(13)%

Product revenues decreased by $69.7 million for the three month period ended July 31, 2009, and were down 13% from the comparable period in the prior year. Our configured systems comprise bundled hardware and software products. Unit volume decreased by 7%, with the largest decrease related to high-end systems. During the three month period ended July 31, 2009, high-end, midrange and low-end systems generated approximately 20%, 60% and 20% of configured systems revenue, respectively, compared to approximately 30%, 50% and 20%, respectively in the prior year. This year over year trend is consistent with a shift in customer buying patterns towards smaller systems, which we believe is due to information technology (IT) spending constraints and difficult economic conditions. In addition, average selling prices declined on midrange and low-end systems, driven by lower list prices, unfavorable configuration mix (consisting of hardware and software components, disk capacity and disk price) and higher discounting during the three month period ended July 31, 2009. As a result, declines in configured systems revenues and add-on product revenues contributed to a 12% and a 2% decrease in product revenues, respectively.

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

Software Entitlements and Maintenance Revenues

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Software entitlements and maintenance revenues	$165.3	$144.4	15%

Software entitlements and maintenance (SEM) revenues increased by $20.9 million for the three month period ended July 31, 2009, were up 15% from the comparable period in the prior year. This year over year increase in SEM revenues was driven by an increase in the aggregate contract value of the installed base under SEM contracts and the timing of the recognition of the related revenue.

Service Revenues

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Service revenues	$194.4	$176.5	10%

Service revenues increased by $17.9 million for the three month period ended July 31, 2009, and were up 10% from the comparable period in the prior year. Service revenues include service maintenance, professional services and educational and training services. Service maintenance contract revenues increased 19%, driven by an increase in the installed base under service contract and the timing of the recognition of the related revenue, partially offset by a 4% decline in professional services and educational and training services revenues.

Revenues by Geographic Area

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

International	$364.8	$399.5	(9)%
United States	473.2	469.3	1%

Net revenues	$838.0	$868.8

Total international revenues (including U.S. exports) were approximately 44% of net revenues for the three month period ended July 31, 2009, compared to 46% for the comparable period in the prior year.

Cost of Revenues

Our cost of revenues includes: (1) cost of product revenues, which includes the costs of manufacturing and shipping of our storage systems, and amortization of purchased intangible assets, inventory write-downs, and warranty costs; (2) cost of software maintenance and entitlements, which includes the costs of providing software entitlements and maintenance and third party royalty costs, and (3) cost of service, which reflects costs associated with providing services for support center activities and global service partnership programs.

Our gross margins are impacted by a variety of factors including pricing and discount practices, channel sales mix, revenue mix and the margin profile of new products. Service gross margin is also typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. If our shipment volumes, product and services mix, average selling prices and pricing actions that impact our gross margin are adversely affected, whether by the economic downturn or for other reasons, our gross margin could decline.

Cost of Product Revenues

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Cost of product revenues	$212.5	$249.8	(15)%

Cost of product revenues decreased by $37.3 million for the three month period ended July 31, 2009, and was down 15% from the comparable period in the prior year, primarily due to decreased materials cost of $32.7 million resulting from lower unit volume and lower average per unit materials costs across all of our systems. Cost of product revenues represented 44% and 46% of product revenue for the three month periods ended July 31, 2009 and July 25, 2008, respectively.

Cost of product revenues decreased due to the following:

Percent Change
2009 to 2010

Materials costs	(13)%
Excess and obsolete inventory	1
Other	(3)

Total change	(15)%

Cost of Software Entitlements and Maintenance Revenues

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Cost of software entitlements and maintenance revenues	$3.1	$2.2	42%

Cost of software entitlements and maintenance revenues (SEM) increased $0.9 million for the three month period ended July 31, 2009, and was up 42% from the comparable period in the prior year, due to an increase in field service engineering costs. Cost of SEM revenue represented 2% of SEM revenue for each of the three month periods ended July 31, 2009 and July 25, 2008.

Cost of Service Revenues

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Cost of service revenues	$99.8	$100.2	—%

Cost of service revenues decreased by $0.4 million for the three month period ended July 31, 2009 compared to the three month period ended July 25, 2008. Cost of service revenues represented 51% and 57% of service revenue for the three month periods ended July 31, 2009 and July 25, 2008, respectively, reflecting improved productivity.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries and related benefits, stock-based compensation costs and performance based employee incentive plan compensation costs. The increase in compensation costs during the three month period ended July 31, 2009 as compared to the three month period ended July 25, 2008 related primarily to an increase in stock-based compensation, employee incentive compensation, and a minor increase in headcount. In addition, operating expenses were higher due to additional employee compensation related to the additional week of spending in the three month period ended July 31, 2009 compared to the comparable period in the prior year.

Sales and Marketing —

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Sales and marketing expenses	$301.4	$303.1	(1)%

Sales and marketing expense consists primarily of compensation costs, commissions, allocated facilities and IT costs, advertising and marketing promotional expense, travel and entertainment expense. Sales and marketing expenses decreased due to the following:

% Change
2009 to 2010

Compensation costs	3%
Commissions	(1)
IT expenses related to software implementations and IT support	2
Advertising and marketing promotional expense	(2)
Travel and entertainment expense	(2)
Other	(1)

Total change	(1)%

Research and Development —

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Research and development expenses	$130.3	$125.4	4%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, and prototype, non-recurring engineering (NRE) charges and other outside services costs. Research and development expenses increased due to the following:

% Change
2009 to 2010

Compensation costs	4%
Facilities and IT support costs	2
NRE charges	1
Outside services	(2)
Other	(1)

Total change	4%

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

General and Administrative —

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

General and administrative expenses	$59.6	$49.5	20%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, recruiting expenses, and allocated facilities and IT costs. General and administrative expenses increased due to the following:

% Change
2010 to 2009

Compensation costs	16%
Professional and corporate legal fees	2
IT costs	3
Other	(1)

Total change	20%

Restructuring and Other Charges

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Restructuring and other charges	$1.5	$—	—

In the three month period ended July 31, 2009, we recorded restructuring expense of $1.5 million, net, primarily related to employee severance costs associated with our restructuring plan announced in fiscal 2009, which included a program for a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities.

As of July 31, 2009, approximately $8.7 million of the costs associated with restructuring activities were unpaid. We expect that severance-related charges and other costs will be substantially paid by the three month period ending January 29, 2010 and the facilities-related lease payments to be substantially paid by January 2013.

See Note 13 to our condensed consolidated financial statements for further discussion of our restructuring activities.

Merger Termination Proceeds, Net

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Merger termination proceeds, net	$(41.1)	$—	—

On May 20, 2009, we announced that we had entered into a merger agreement with Data Domain, Inc. (Data Domain) under which we would acquire Data Domain in a stock and cash transaction. On July 8, 2009, Data Domain’s Board of Directors terminated the merger agreement and pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger agreement during the same period, resulting in net proceeds of $41.1 million recorded in the condensed consolidated statement of operations for the three month period ended July 31, 2009.

Other Income and Expense

Interest Income — Interest income for the three month periods ended July 31, 2009 and July 25, 2008 was as follows:

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Interest income	$8.6	$15.5	(44)%

The decrease in interest income for the three month period ended July 31, 2009 compared to the three month period ended July 25, 2008 was primarily due to lower market yields on our cash and investment portfolio, in part due to a shift of our portfolio to more liquid, lower yielding investments during the period.

Interest Expense — Interest expense for the three month periods ended July 31, 2009 and July 25, 2008 was as follows:

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Interest expense	$(19.2)	$(9.5)	102%

On April 25, 2009, we adopted FSP APB No. 14-1, which was retrospectively applied. The adoption of FSP APB No. 14-1 affected the accounting for our 1.75% Convertible Notes Due 2013 (the Notes) by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issuance. As a result of the adoption of FSP APB No. 14-1, we recognized approximately $13.1 million in incremental non-cash interest expense during the three month period ended July 31, 2009 from the amortization of debt discount and issuance costs; and we adjusted interest and other expense, net for the three month period ended July 25, 2008 to include $4.9 million of incremental non-cash interest expense.

Interest expense increased $9.7 million for the three month period ended July 31, 2009 compared to the three month period ended July 25, 2008 (as restated for the retrospective application of FSB APB 14-1), primarily due to interest expense on our Notes, issued on June 10, 2008, which were outstanding for the full three month period ended July 31, 2009 but only a partial period in the comparable period of the prior year.

Loss on Investments, Net —

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Loss on investments, net	$(0.1)	$(2.6)	(97%)

During the three month periods ended July 31, 2009 and July 25, 2008, we recognized net impairments on investments in privately held companies of $0.1 million and $2.6 million, respectively.

Other Income (Expense), Net —

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Other income (expense), net	$(0.9)	$(2.0)	(52)%

Other income (expense), net, consists of primarily net exchange losses and gains from foreign currency transactions and related hedging activities.

Provision for Income Taxes

	Three Months Ended
	July 31,	July 25,
	2009	2008	% Change
	(In millions)

Provision for income taxes	$7.5	$5.4	41%

Our effective tax rate for the three month period ended July 31, 2009 was 12.7%, compared with 13.4% for the three month period ended July 25, 2008. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate before discrete reporting items for the three month period ended July 31, 2009 decreased relative to the three month period ended July 25, 2008 primarily due to the geographic mix of domestic profits for fiscal 2010 that are subject to higher tax rates. The provision for income taxes for the three month period ended July 31, 2009 included a discrete charge of approximately $7.2 million primarily attributable to a $16.0 million charge for the tax impact of the net merger termination fees and a $3.6 million increase in our reserve for uncertain tax positions, offset by a $12.6 million benefit related to stock-based compensation.

On May 27, 2009, the United States Court of Appeals for the Ninth Circuit held in Xilinx Inc. v. Commissioner that stock-based compensation must be included in the research and development cost base of companies that have entered into a cost sharing agreement and must, therefore, be allocated among the participants based on anticipated benefits. The Court’s reversal of the prior U.S. Tax Court decision impacts our estimate of tax benefits that are required to be recognized under Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” We have evaluated the impact of the Xilinx case on our provision for income taxes for the three month period ended July 31, 2009 and have established additional liabilities for uncertain tax positions of $32.6 million. This additional reserve for uncertain tax positions resulted in a reduction of our unrecognized tax attributes.

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax year tax returns. We recently filed a protest with the IRS in response to the Notices of Proposed Adjustments. The Notices of Proposed Adjustments focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years. If upon the conclusion of this audit the ultimate determination of our taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate may be adversely impacted in the period of adjustment.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 31, 2009.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of July 31, 2009 consisted of: (1) approximately $2.7 billion in cash, cash equivalents and short-term investments, (2) cash we expect to generate from operations, and (3) an unsecured revolving credit facility totaling $250.0 million. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, implement restructuring plans, research and development, capital expenditure needs, investment in critical or complementary technologies, and to service our debt and synthetic leases.

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

Our cash contractual obligations and commitments as of July 31, 2009 are summarized below in the Contractual Obligations and Commitments tables.

Our investment portfolio, including auction rate securities and our investment in the Primary Fund (as described in Note 6 to our condensed consolidated financial statements) has been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets. However, we are not dependent on liquidating these investments in the next twelve months in order to meet our liquidity needs. We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions or other cash requirements. We intend to and believe that we have the ability to hold these investments until the market recovers. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional charges to earnings in future periods.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities and equipment operating leases, over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in the network storage industry, economic conditions and market competition. We expect that our existing facilities in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years, and that additional space will be available as needed. However, if current economic conditions deteriorate further, we may be required to implement additional restructuring plans to eliminate or consolidate excess facilities, incur cancellation penalties and impair fixed assets.

Cash Flows

As of July 31, 2009, compared to April 24, 2009, our cash and cash equivalents and short-term investments increased by $58.6 million to $2.7 billion. The increase in cash and cash equivalents and short-term investments was primarily a result of cash provided by operating activities, issuance of common stock related to employee stock option exercises and employee stock purchase plan, partially offset by capital expenditures. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Days sales outstanding for the three month period ended July 31, 2009 decreased to 39 days, compared to 46 days in the three month period ended April 24, 2009, primarily due to collection efficiencies and improvement in the rate at which products are shipped during the period (which we refer to as shipment linearity).Working capital increased by $114.5 million to $1.9 billion as of July 31, 2009, compared to $1.8 billion as of April 24, 2009.

Cash Flows from Operating Activities

During the three month period ended July 31, 2009, we generated cash flows from operating activities of $38.2 million. We recorded net income of $51.7 million for the three month period ended July 31, 2009. Significant changes in noncash adjustments affecting net income included stock-based compensation expense of $52.2 million; depreciation and amortization expense of $43.0 million; non-cash interest expense from the accretion of debt discount and issuance costs of $13.1 million, and tax benefits from stock options of $19.0 million. Significant changes in assets and liabilities impacting operating cash flows included a decrease in accounts receivable of $117.3 million, a decrease in accrued compensation and related benefits of $73.0 million due to purchases related to the employee stock purchase plan, as well as the payout of commissions and annual performance-based bonuses, and a decrease in the accrual for the GSA settlement of $128.7 million due to payment.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Capital expenditures for the three month period ended July 31, 2009 were $24.7 million. We received $233.6 million for net purchases and redemptions of short-term investments and received $1.4 million from the sale of nonmarketable and marketable securities.

Cash Flows from Financing Activities

We received $33.3 million from financing activities. Proceeds from employee stock option exercises and employee stock purchase plan were $38.5 million. We withheld shares with an aggregate value of $5.2 million in connection with the vesting of certain employees’ restricted stock units for purposes of satisfying those employees’ federal, state, and local withholding tax obligations.

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

Stock Repurchase Program

At July 31, 2009, $1.1 billion remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

As of July 31, 2009, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013. (See Note 7 to our condensed consolidated financial statements.) The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of July 31, 2009, the Notes have not been repurchased or converted. We also have not received any shares under the related Note Hedges or delivered cash or shares under the related Warrants.

Credit Facilities

As of July 31, 2009, we have an unsecured revolving credit facility totaling $250.0 million, of which $0.6 million was allocated as of July 31, 2009 to support certain of our outstanding letters of credit.

This credit facility requires us to maintain specified financial covenants, with which we were in compliance as of July 31, 2009. Such specified financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the credit facility, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts outstanding thereunder and to terminate the facility.

Contractual Obligations

The following summarizes our contractual obligations at July 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2010*	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations:
Office operating lease payments	$20.6	$23.2	$18.1	$15.1	$13.0	$30.5	$120.5
Real estate lease payments(1)	2.8	3.7	3.7	129.5	—	—	139.7
Equipment operating lease payments	21.9	18.8	7.3	1.0	—	—	49.0
Purchase commitments with contract manufacturers(2)	60.0	—	—	—	—	—	60.0
Other purchase orders and commitments	23.4	14.1	7.0	3.8	1.2	0.1	49.6
1.75% Convertible notes(3)	11.1	22.1	22.1	22.1	1,276.1	—	1,353.5
Uncertain tax positions(4)	—	—	—	—	—	94.0	94.0

Total Contractual Cash Obligations	$139.8	$81.9	$58.2	$171.5	$1,290.3	$124.6	$1,866.3

Other Commercial Commitments:
Letters of credit	$4.3	$0.5	$0.3	$0.1	$—	$0.6	$5.8

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

*	Reflects the remaining nine months of fiscal 2010.

(1)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $2.8 million in the remainder of fiscal 2010; $3.7 million in each of the fiscal years 2011 and 2012; and $2.4 million in fiscal 2013, which are based on either the LIBOR rate at July 31, 2009 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 16 to our condensed consolidated financial statements.

(2)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase order with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of July 31, 2009, the liability for these purchase commitments in excess of future demand was approximately $1.8 million and is recorded in other accrued liabilities.

(3)	Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 7 to our condensed consolidated financial statements). Estimated interest payments for the Notes are $88.6 million for fiscal 2010 through fiscal 2014.

(4)	As of July 31, 2009, our liability for uncertain tax positions was $94.0 million.

As of July 31, 2009, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which requires us to lease our land to BNPPLC for a period of 99 years, and to lease approximately 564,274 square feet of office space for our headquarters in Sunnyvale costing up to $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at July 31, 2009, and the date we began to make payments for each of our leasing arrangements (in millions):

			LIBOR
			plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48.5	$41.2	3.99%	January 2008	5 years
2	$80.0	$68.0	1.16%	December 2007	5 years
3	$10.5	$8.9	3.97%	December 2007	5 years
4	$10.6	$9.0	3.99%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of July 31, 2009. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the leases which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements, or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

We may from time to time terminate one or more of our leasing arrangements and repay amounts outstanding in order to meet our operating or other objectives.

Legal Contingencies

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of July 31, 2009.

In April 2009, we entered into a settlement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we paid the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August and February 2005. We are currently in discussions with the U.S. government to demonstrate that we have implemented processes and procedures to ensure that we comply with federal contracting rules.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of July 31, 2009, our financial guarantees of $5.8 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of July 31, 2009, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $348.8 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 10 to our condensed consolidated financial statements for more information related to our hedging activities.

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

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

Accordingly, under FIN No. 46R, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNPPLC lease. Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $139.7 million as discussed in above in “Contractual Obligations”.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of July 31, 2009, we had available-for-sale investments of $999.0 million. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, U.S. government agency bonds, U.S. Treasuries, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 31, 2009 would cause the fair value of these available-for-sale investments to decline by approximately $2.2 million. Volatility in market interest rates over time will, however, cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of July 31, 2009, we recorded temporary impairment charges of $4.1 million, offset by an immaterial amount of unrealized gains. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend and have the ability to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. See Note 9 to our condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at July 31, 2009.

Lease Commitments — As of July 31, 2009, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at July 31, 2009 would increase our lease payments on this one floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

Convertible Notes — In June 2008, we issued $1.265 billion principal amount of 1.75% Notes due 2013. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and separately, warrant transactions, to reduce the potential dilution from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock.

Our Notes have fixed annual coupon interest rates at 1.75% and therefore, we do not have significant interest rate exposure on our Notes. However, we are exposed to market interest rate impact on the fair value of our Notes. Generally, the fair market value of our Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The principal amount value of our Notes was $1.265 billion and the estimated fair value of the principal amount was $1.2 billion at July 31, 2009, based on the closing trading price of $97.125 per $100 of our 1.75% Notes as of that date.

Nonmarketable Securities — We have from time to time made cash investments in companies with distinctive technologies that are potentially strategically important to us. Our investments in nonmarketable securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose nonmarketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions, and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. We do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to such nonmarketable investments. Accordingly, we could lose all or part of these investments if there is an adverse change in the market price of a company we invest in. Our investments in nonmarketable securities had a carrying amount of $2.3 million as of July 31, 2009. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our condensed consolidated statements of operations.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under SFAS No. 133. For cash flow hedges outstanding at July 31, 2009, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts outstanding (based on trade date) on July 31, 2009 (in millions):

		Foreign Currency	Notional Contract	Notional Fair
Currency	Buy/Sell	Amount	Value in USD	Value in USD

Forward Contracts:
EUR	Sell	151.1	$214.8	$214.8
GBP	Sell	41.4	$69.1	$69.1
CAD	Sell	12.5	$11.6	$11.6
Other	Sell	N/A	$15.4	$15.4
AUD	Buy	35.5	$29.6	$29.6
Other	Buy	N/A	$8.3	$8.3

Item 4.	Controls and Procedures

Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2009, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including its consolidated subsidiaries, required to be disclosed in its Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of July 31, 2009.

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we paid the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August

1997 and February 2005 in consideration for the release of NetApp by the DOJ and GSA with respect to the claims alleged in the investigation as set forth in the settlement agreement. The agreement reflects neither an admission nor denial by us of any of the claims alleged by the DOJ and represents a compromise to avoid continued litigation and associated risks. We made the settlement payment on April 27, 2009. We are currently in discussions with the U.S. government to demonstrate that we have implemented processes and procedures to ensure that we comply with federal contracting rules.

On June 12, 2009, a purported class action lawsuit was filed on behalf of the shareholders of Data Domain, Inc. (Data Domain) in the Court of Chancery of the State of Delaware (the Delaware Suit). In addition, on June 19, 2009, a purported class action lawsuit was filed on behalf of Data Domain’s shareholders in the Superior Court of the State of California, County of Santa Clara (the California Suit). These lawsuits named as defendants the Data Domain directors, and NetApp and its merger subs (with the California Suit also naming Data Domain itself), and alleged breach of fiduciary duty by the Data Domain board of directors and aiding and abetting such breach by NetApp. Both complaints initially sought injunctive relief and damages. On July 23, 2009, plaintiff in the California Suit purported to serve an amended complaint alleging a single claim for attorneys’ fees and expenses based on the benefit allegedly conferred by plaintiff’s lawsuit upon Data Domain’s shareholders. On August 26, 2009, plaintiff in the Delaware Suit moved to dismiss its action and requested attorneys’ fees and expenses based on the benefit allegedly conferred by plaintiff’s lawsuit upon Data Domain’s shareholders. We believe any claims against NetApp or its merger subs, and any request for attorneys’ fees or expenses from NetApp or its merger subs, are without merit.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 27 of this Quarterly Report on Form 10-Q for additional discussion of these forward-looking statements. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	A shift in federal government spending patterns;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	The level of price and product competition in our target product markets;

•	The impact of the current adverse economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;

•	The overall movement toward industry consolidation among both our competitors and our customers;

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	The timing of bookings or the cancellation of significant orders;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Technological changes in our target product markets;

•	Our levels of expenditure on research and development and sales and marketing programs;

•	Our ability to achieve targeted cost reductions;

•	Adverse movements in foreign currency exchange rates as a result of our international operations;

•	Excess or inadequate facilities;

•	Actual events, circumstances, outcomes and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of valuation allowances), liabilities, and other items reflected in our consolidated financial statements;

•	Disruptions resulting from new systems and processes as we continue to enhance and scale our system infrastructure;

•	Future accounting pronouncements and changes in accounting rules, such as the increased use of fair value measures, changes in accounting standards related to revenue recognition, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS);

•	Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the second quarter of our fiscal year, with the latter due in part to the impact of the U.S. federal government’s September 30 fiscal year end on the timing of its orders, and

•	Linearity, such as our historical intraquarter revenue pattern in which a disproportionate percentage of each quarter’s total revenues occur in the last month of the quarter.

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

Our cost-reduction initiatives and restructuring plans may not result in anticipated savings or more efficient operations. Our restructuring plan announced earlier in calendar year 2009 may disrupt our operations and adversely affect our operations and financial results.

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

In April 2005, we entered into an OEM agreement with IBM, which enables IBM to sell IBM branded solutions based on NetApp unified solutions, including NearStore® and V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore, this relationship may not continue to contribute revenue in future years. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing. In the event that sales through IBM increase, we may experience distribution channel conflicts between our direct sales force and IBM or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. We cannot assure you that this OEM relationship will continue to generate significant revenue while the agreement is in effect, or that the relationship will continue to be in effect for any specific period of time.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenue from these channel partners. During the three month period ended July 31, 2009, revenues generated from sales through our channel partners accounted for 69% of our revenues. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

In addition, selling our products to the U.S. government also subjects us to certain regulatory requirements. The failure to comply with these requirements could subject us to fines and other penalties, which could have a material adverse effect on our revenues and operating results. For example, in April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we paid the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of its GSA contracts between August 1997 and February 2005. We are currently in discussions with the U.S. government to demonstrate that we have implemented processes and procedures to ensure that we comply with federal contracting rules. If we are unable to demonstrate to the U.S. government that we have implemented such improved policies and procedures or if we are subject to an adverse outcome in any future examinations of our federal contracting practices, we could be suspended or debarred from contracting with the U.S. government generally, or with any specific agency, which could materially and adversely affect our revenue and operating results.

A portion of our revenue is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by these parties has and could continue to negatively affect our revenue.

During the three month period ended July 31, 2009, Arrow and Avnet, who are U.S. distributors, each accounted for approximately 11% of our revenues. The loss of continued orders from any of our more significant customers, strategic partners, distributors or resellers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

All of our products address the storage and data management markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and data management markets and on our ability to adapt to emerging standards in these markets. The markets for storage and data management have been adversely impacted by the current global economic downturn and may not grow as anticipated or may decline.

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

Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increases our costs or causes a delay in our ability to fulfill orders, could have a material adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins.

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

At July 31, 2009, we had $2.7 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, certificates of deposit, and money market funds, including the Primary Fund. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

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

As a result of the bankruptcy filing of Lehman Brothers, which occurred during fiscal 2009, we recorded an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Primary Fund that held Lehman Brothers investments. As of July 31, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $60.9 million and an estimated fair value of $51.6 million, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. On December 3, 2008, it announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve to be set aside out of its assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3.5 billion of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. The Primary Fund has received an SEC order providing that the SEC will supervise the distribution of assets from the Primary Fund. Our pro rata share of the $3.5 billion special reserve is approximately $41.5 million. The Primary Fund plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

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

Auction rate securities (ARSs) held by us are securities with long-term nominal maturities, which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARS are reset through a “Dutch auction” each month, which prior to February 2008 had provided a liquid market for these securities.

Substantially all of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $75.2 million at July 31, 2009. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

As of July 31, 2009, we determined there was a total decline in the fair value of our ARS investments of approximately $6.2 million, of which we recorded temporary impairment charges of $4.1 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheets of July 31, 2009 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market liquidity does not occur, we may be required to record additional impairment charges in future quarters.

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

We conduct a significant portion of our business outside the United States. A substantial portion of our revenues is derived from sales outside of the U.S. During the three month periods ended July 31, 2009 and July 25, 2008, our international revenues accounted for 44% and 46% of our total revenues, respectively. In addition, we have several research and development centers overseas, and a substantial portion of our products are manufactured outside of the U.S. Accordingly, our business and our future operating results could be materially and adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

Additionally, the United States Court of Appeals for the Ninth Circuit on May 27, 2009 held in Xilinx Inc. v. Commissioner that stock-based compensation must be included in the research and development cost base of companies that have entered into a cost sharing arrangement and must, therefore, be allocated among the participants based on anticipated benefits. The Court’s reversal of the prior U.S. Tax Court decision impacts our estimate of tax benefits that are required to be recognized under Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. We have evaluated the impact of the Xilinx case on our provision for income taxes for the first quarter of fiscal 2010 and have established additional liabilities for uncertain tax positions of $32.6 million. This additional liability for uncertain tax positions results in a reduction of our unrecognized tax attributes.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. The success our acquisitions is impacted by a number of factors, and may be subject to the following risks:

•	The inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	The diversion of management’s attention from normal daily operations of the business;

•	The loss of key employees;

•	Substantial transaction costs and accounting charges; and

•	Exposure to litigation related to acquisitions.

Any future acquisitions may also result in risks to our existing business, including:

•	Dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	Assumption of additional liabilities;

•	Incurrence of additional debt or a decline in available cash;

•	Adverse effects to our financial statements, such as the need to make large and immediate write-offs or the incurrence of restructuring and other related expenses;

•	Liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition; and

•	Creation of goodwill or other intangible assets that could result in significant future amortization expense or impairment charges.

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

On occasion, we make strategic investments in nonmarketable securities of development stage entities. As of July 31, 2009, the carrying value of our investments in nonmarketable securities totaled $2.3 million. Investments in nonmarketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed, or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired. We could lose our entire investment in these companies. For example, during fiscal 2009 we determined that our investments in nonmarketable securities of two companies had been impaired, and we recorded impairment charges of $6.3 million.

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

We continuously seek to make our cost structure more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills worldwide. For example, certain engineering activities and projects that were formerly performed in the U.S. have been moved to lower cost international locations. The challenges involved with these initiatives include executing business functions in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.

In addition, we will rely on partners or third party service providers for the provision of certain business process functions and activities in IT, human resources and accounting, and as a result, we may incur increased business continuity risks as we increase our reliance on such parties. For example, we may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the management and internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse effect on our operating results.

Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption caused by fire, floods, hurricanes, power loss, power shortages, telecommunications failures, break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

We continually seek ways to increase the energy efficiency of our products. Recent analyses have estimated the amount of global carbon emissions that are due to information technology products. As a result, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements and reduce such amount of carbon emissions. There is a risk that the development of these standards will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches. Depending on the regulations or standards that are ultimately adopted, compliance could adversely affect our business, financial condition or operating results.

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

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as the increased use of fair value measures, changes to standards related to revenue recognition, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial

Reporting Standards (“IFRS”), could have a significant effect on our reported financial results or the way we conduct our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of July 31, 2009 with respect to the shares of common stock repurchased by NetApp during the three month period ended July 31, 2009:

				Approximate Dollar Value of
			Total Number of Shares	Shares that may yet be
	Total Number	Average	Purchased as Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Repurchase
Period	Purchased(1)	per Share	Program(2)	Program(2)
	(Shares in		(Shares in thousands)	(Dollars in millions)
	thousands)

April 25, 2009 — May 22, 2009	240	$18.27	—	$1,096
May 23, 2009 — June 26, 2009	27	$19.42	—	$1,096
June 27, 2009 — July 31, 2009	7	$20.83	—	$1,096

Total	274	$18.45	—	$1,096

(1)	Consists of shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock units.

(2)	On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of July 31, 2009, our Board of Directors had authorized the repurchase of up to $4,023,638,730 of common stock under this program. We did not repurchase any common stock during the three month period ended July 31, 2009. As of July 31, 2009, we had repurchased 104,325,286 shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927,376,373 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096,262,357 with no termination date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: September 4, 2009

EXHIBIT INDEX

Exhibit No		Description

3	.1(1)	Certificate of Incorporation of the Company, as amended.
3.2		Bylaws of the Company, as amended.
10	.1(2)	Agreement and Plan of Merger, dated as of May 20, 2009, by and among NetApp, Inc., Data Domain, Inc., Kentucky Merger Sub One Corporation, a direct, wholly-owned subsidiary of NetApp, Inc., and Derby Merger Sub Two LLC, a direct, wholly-owned subsidiary of NetApp, Inc.
10	.2(2)	Amendment No. 1 to Agreement and Plan of Merger, dated June 3, 2009, by and among NetApp, Inc., Data Domain, Inc., Kentucky Merger Sub One Corporation, a direct, wholly-owned subsidiary of NetApp, Inc., and Derby Merger Sub Two LLC, a direct, wholly-owned subsidiary of NetApp, Inc.
10.3		Termination Notice under Agreement and Plan of Merger, dated July 8, 2009, by and among NetApp, Inc., Data Domain, Inc., Kentucky Merger Sub One Corporation, a direct, wholly-owned subsidiary of NetApp, Inc., and Derby Merger Sub Two LLC, a direct, wholly-owned subsidiary of NetApp, Inc.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(2)	Previously filed as an exhibit to Registration Statement on Form S-4, as filed with the SEC on July 2, 2009.