Form 10-Q
period 2009-10-30
NetApp, Inc.
filed 2009-12-02
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 25, 2009

Common Stock	338,906,046

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

NETAPP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 30,	April 24,
	2009	2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,728,841	$1,494,153
Short-term investments	1,226,697	1,110,053
Accounts receivable, net of allowances of $2,142 and $3,068 at October 30, 2009, and April 24, 2009, respectively	318,033	446,537
Inventories	61,141	61,104
Prepaid expenses and other assets	115,525	119,887
Short-term deferred income taxes	140,352	207,050

Total current assets	3,590,589	3,438,784
Property and Equipment, Net	780,378	807,923
Goodwill	680,986	680,986
Intangible Assets, Net	34,970	45,744
Long-Term Investments and Restricted Cash	116,406	127,317
Long-Term Deferred Income Taxes and Other Assets	361,178	283,625

	$5,564,507	$5,384,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$118,807	$137,826
Accrued compensation and related benefits	220,778	204,168
Other accrued liabilities	179,087	190,315
Accrual for GSA settlement	—	128,715
Income taxes payable	3,020	4,732
Deferred revenue	1,017,067	1,013,569

Total current liabilities	1,538,759	1,679,325
1.75% Convertible Senior Notes Due 2013	1,078,016	1,054,717
Other Long-Term Obligations	139,402	164,499
Long-Term Deferred Revenue	704,836	701,649

	3,461,013	3,600,190

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock (442,003 and 436,565 shares issued at October 30, 2009 and April 24, 2009, respectively)	442	437
Additional paid-in capital	3,276,172	3,115,796
Treasury stock at cost (104,325 shares at October 30, 2009 and April 24, 2009)	(2,927,376)	(2,927,376)
Retained earnings	1,747,831	1,600,490
Accumulated other comprehensive income (loss)	6,425	(5,158)

Total stockholders’ equity	2,103,494	1,784,189

	$5,564,507	$5,384,379

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Revenues:
Product	$525,148	$570,436	$1,003,394	$1,118,291
Software entitlements and maintenance	169,815	152,722	335,105	297,134
Service	215,064	188,473	409,489	364,982

Net revenues	910,027	911,631	1,747,988	1,780,407

Cost of Revenues:
Cost of product	199,134	260,332	411,669	510,110
Cost of software entitlements and maintenance	3,106	2,259	6,218	4,445
Cost of service	101,106	102,884	200,927	203,048

Total cost of revenues	303,346	365,475	618,814	717,603

Gross margin	606,681	546,156	1,129,174	1,062,804

Operating Expenses:
Sales and marketing	300,835	304,045	602,268	607,152
Research and development	132,354	125,496	262,671	250,848
General and administrative	56,939	51,011	116,490	100,474
Restructuring and other charges	1,179	—	2,675	—
Merger termination proceeds, net	—	—	(41,120)	—

Total operating expenses	491,307	480,552	942,984	958,474

Income from Operations	115,374	65,604	186,190	104,330
Other Income (Expenses), Net:
Interest income	6,979	17,619	15,596	33,094
Interest expense	(17,916)	(17,807)	(37,117)	(27,319)
Gain (loss) on investments, net	2,805	(22,613)	2,713	(25,234)
Other expenses, net	(1,270)	(479)	(2,218)	(2,468)

Total other expenses, net	(9,402)	(23,280)	(21,026)	(21,927)

Income Before Income Taxes	105,972	42,324	165,164	82,403
Provision (Benefit) for Income Taxes	10,295	(729)	17,823	4,627

Net Income	$95,677	$43,053	$147,341	$77,776

Net Income per Share:
Basic	$0.28	$0.13	$0.44	$0.24

Diluted	$0.27	$0.13	$0.43	$0.23

Shares Used in Net Income per Share Calculations:
Basic	336,667	327,319	335,602	330,587

Diluted	349,751	333,385	344,313	337,253

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 30, 2009	October 24, 2008

Cash Flows from Operating Activities:
Net income	$147,341	$77,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,189	85,467
Stock-based compensation	85,429	64,167
Gain (loss) on investments	(2,537)	15,936
Asset impairment and write-offs	1,140	760
Allowance for doubtful accounts	9	1,704
Accretion of discount and issuance costs on notes	25,291	17,076
Deferred income taxes	(1,919)	(47,300)
Deferred rent	(829)	3,011
Tax benefit from stock-based compensation	14,410	45,549
Excess tax benefit from stock-based compensation	(1,350)	(34,311)
Changes in assets and liabilities:
Accounts receivable	131,717	211,207
Inventories	334	(8,014)
Prepaid expenses and other assets	(1,071)	(20,002)
Accounts payable	(16,858)	(16,333)
Accrued compensation and related benefits	9,561	(30,756)
Other accrued liabilities	(19,456)	4,909
Accrual for GSA settlement	(128,715)	—
Income taxes payable	(1,608)	(536)
Long-term other liabilities	(6,334)	(818)
Deferred revenue	(14,215)	88,143

Net cash provided by operating activities	305,529	457,635

Cash Flows used in Investing Activities:
Purchases of investments	(883,231)	(483,962)
Redemptions of investments	780,808	263,643
Reclassification from cash and cash equivalents to short-term investments	—	(597,974)
Change in restricted cash	(827)	682
Proceeds from nonmarketable securities	4,480	807
Purchases of property and equipment	(47,490)	(103,967)

Net cash used in investing activities	(146,260)	(920,771)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	65,888	45,566
Tax withholding payments reimbursed by employee stock transactions	(5,717)	(2,591)
Excess tax benefit from stock-based compensation	1,350	34,311
Proceeds from issuance of convertible notes	—	1,265,000
Payment of financing costs	—	(26,581)
Sale of common stock warrants	—	163,059
Purchase of note hedges	—	(254,898)
Repayment of revolving credit facility	—	(107,251)
Repurchases of common stock	—	(399,982)

Net cash provided by financing activities	61,521	716,633

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13,898	(18,947)
Net Increase in Cash and Cash Equivalents	234,688	234,550
Cash and Cash Equivalents:
Beginning of period	1,494,153	936,479

End of period	$1,728,841	$1,171,029

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$7,123	$21,320
Supplemental Cash Flow Information:
Income taxes paid	$16,483	$13,694
Income taxes refunded	$867	$6,658
Interest paid on debt	$11,069	$1,780

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

2.	Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by NetApp, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended April 24, 2009 contained in the Company’s Annual Report on Form 10-K filed on June 17, 2009, as revised in the Company’s Current Report on Form 8-K filed on September 30, 2009. The results of operations for the three and six month periods ended October 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The Company evaluated subsequent events for disclosure through December 2, 2009, the date the financial statements were issued.

We operate on a 52-week or 53-week fiscal year ending on the last Friday in April. The first six month period of fiscal 2010 was a 27-week, or 189-day period, and the first six month period of fiscal 2009 was a 26-week, or 182-day period.

Effective April 25, 2009, we adopted the new guidance for accounting for convertible debt, which requires retrospective adoption to previously disclosed consolidated financial statements. As such, certain prior period amounts have been revised in the unaudited condensed consolidated financial statements to reflect the adoption of this guidance for all periods presented. See Note 7 for a discussion of the impact of the implementation of this standard.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for the fair value measurement of liabilities. The purpose of this revision is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The revised guidance was effective for us during the interim period ending on October 30, 2009 and did not have a material impact on our financial statements.

In June 2009, the FASB issued revised guidance for the accounting for variable interest entities (VIEs). The scope within the revised standard now includes qualifying special-purpose entities and provides revised guidance on (1) determining the primary beneficiary of the VIE, (2) how power is shared, (3) consideration for kick-out, participating and protective rights, (4) reconsideration of the primary beneficiary, (5) reconsideration of a VIE, (6) fees paid to decision makers or service providers, and (7) presentation requirements. This accounting guidance is effective as of the first three month period of fiscal 2011, and early adoption is prohibited. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE);

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

(iv)	expand the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the revised guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition.

In addition, in October 2009, the FASB amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition guidance. The revised revenue recognition accounting standards are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are assessing the impact of the new accounting standards on our financial position and results of operations.

3.	Concentration of Risk

Sales to Arrow and Avnet, who are U.S. distributors, each accounted for 12% and 11% of our net revenues, respectively, for each of the three and six month periods ended October 30, 2009, and 11% and 10% of our revenues, respectively, for each of the three and six month periods ended October 24, 2008.

During the three and six month periods ended October 30, 2009, sales to customers in Germany accounted for 12% and 10% of our net revenues, respectively. During each of the three and six month periods ended October 24, 2008, sales to customers in Germany accounted for 10% of our net revenues.

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

With the exception of the adoption of revised accounting guidance as described above, there have been no significant changes in our significant accounting policies for the three and six month periods ended October 30, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009, as revised to reflect the adoption of the new guidance on accounting for convertible debt by our Current Report on Form 8-K filed on September 30, 2009.

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

On May 20, 2009, we announced that we had entered into a merger agreement with Data Domain, Inc. (Data Domain) under which we would acquire Data Domain in a stock and cash transaction. On July 8, 2009, Data Domain’s Board of Directors terminated the merger agreement and, pursuant to the terms of the agreement, Data Domain paid us a $57,000 termination fee. We incurred $15,880 of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in a net amount of $41,120 reported as merger termination proceeds, net in the condensed consolidated statement of operations for the six month period ended October 30, 2009.

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

On April 25, 2009, we adopted new guidance related to the accounting for convertible debt instruments and allocated the initial proceeds of the Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the issuance date. The initial debt component of the Notes was valued at $1,016,962 based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.31%, with the equity component representing the residual amount of the proceeds of $248,038 which was recorded as a debt discount. Issuance costs were allocated pro rata based on the relative initial carrying amounts of the debt and equity components. As a result, $5,212 of the issuance costs were allocated to the equity component of the Notes, and $21,369 of the issuance costs remained classified as long-term other assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method and an effective interest rate of 6.31% for all periods presented.

The statements of operations for the three and six month periods ended October 24, 2008 were impacted by the adoption of the new guidance as follows:

			Six Months Ended
	Three Months Ended October 24, 2008		October 24, 2008
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted

Interest expense	$(7,542)	$(17,807)	$(12,117)	$(27,319)
Provision (benefit) for income taxes	3,407	(729)	10,752	4,627
Net income	49,182	43,053	86,853	77,776
Net income per share — basic	$0.15	$0.13	$0.26	$0.24
Net income per share — diluted	$0.15	$0.13	$0.26	$0.23

The amortization of the debt discount is a non-cash expense and has no impact on total operating, investing and financing cash flows in the prior period condensed consolidated statements of cash flows.

The following table reflects the carrying value of our convertible debt as of October 30, 2009 and April 24, 2009:

	October 30,	April 24,
	2009	2009

1.75% Convertible Notes Due 2013	$1,265,000	$1,265,000
Less: Unamortized discount	(186,984)	(210,283)

Net long-term carrying amount of Notes	$1,078,016	$1,054,717

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and the amortization of the discount and issuance costs:

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Contractual interest coupon	$5,534	$5,473	$11,437	$8,302
Amortization of debt discount	11,249	10,604	23,302	15,724
Amortization of issuance costs	962	905	1,989	1,352

Total interest cost recognized	$17,745	$16,982	$36,728	$25,378

The remaining debt discount and issuance cost of $186,984 and $16,138, respectively, as of October 30, 2009 will be amortized over the expected remaining life of the Notes, which is approximately 3.6 years.

Maturity — The Notes will mature on June 1, 2013 unless repurchased or converted in accordance with their terms prior to such date.

Redemption — The Notes are not redeemable by us prior to the maturity date, but the holders may require us to repurchase the Notes following a fundamental change, which is deemed to have occurred upon a change of control, liquidation or a termination of trading. Holders of the Notes who convert their Notes in connection with a fundamental change will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require us to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

As of October 30, 2009, none of the conditions allowing the holders of the Notes to convert had been met and we had not issued any shares related to the Notes. As of October 30, 2009, the if-converted value of the Notes did not exceed their face value.

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we entered into note hedge transactions (the Note Hedges), which are designed to mitigate potential dilution from the conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than $31.85 per share, subject to adjustments. The Note Hedges generally cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting Note holders in the event of a conversion of the Notes. The Note Hedges expire at the earlier of (i) the last day on which any Notes remain outstanding and (ii) the scheduled trading day immediately preceding the maturity date of the Notes. We also entered into separate warrant transactions whereby we sold to the same financial institutions warrants (the Warrants) to acquire, subject to anti-dilution adjustments, 39,700 shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the Warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the Warrants. As of October 30, 2009, we had not received any shares related to the Note Hedges or delivered cash or shares related to the Warrants.

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

The cost of the Note Hedges was $254,898 and has been accounted for as an equity transaction. We received proceeds of $163,059 related to the sale of the Warrants, which has also been classified as equity.

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

Earnings per share impact on the Notes, Note Hedges and Warrants — The Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $31.85 per share) because the principal amount of the Notes will be settled in cash upon conversion. The Note Hedges are not included for purposes of calculating earnings per share in the periods presented, as their effect would be anti-dilutive. Upon conversion of the Notes, the Note Hedges are designed to neutralize the dilutive effect of the Notes when the stock price is above $31.85 per share. Also, the Warrants will have no impact on earnings per share until our common stock share price exceeds $41.28. Prior to conversion of the Notes or exercise of the Note Hedges, we will include the effect of additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Fair Value of Notes

As of October 30, 2009, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $1,389,919, or 109.9% of the face value of the Notes, based upon quoted market information.

Unsecured Credit Agreement

On November 2, 2007, we entered into a senior unsecured credit agreement (the Unsecured Credit Agreement) with certain lenders and BNP Paribas, as syndication agent, and JPMorgan Chase Bank National Association, as administrative agent. The Unsecured Credit Agreement provides for a revolving unsecured credit facility that is comprised of commitments from various lenders who agree to make revolving loans and swingline loans and issue letters of credit of up to an aggregate amount of $250,000 with a term of five years. Revolving loans may be, at our option, Alternative Base Rate borrowings or Eurodollar borrowings. Interest on Eurodollar borrowings accrues at a floating rate based on LIBOR for the interest period specified by us plus a spread based on our leverage ratio. Interest on Alternative Base Rate borrowings, swingline loans, and letters of credit accrues at a rate based on the Prime Rate in effect on such day. The proceeds of the loans may be used for our general corporate purposes, including stock repurchases and working capital needs. As of October 30, 2009, no amount was outstanding under this facility. The amounts allocated under the Unsecured Credit Agreement to support certain of our outstanding letters of credit as of October 30, 2009 were immaterial. As of October 30, 2009, we were in compliance with all covenants as required by the Unsecured Credit Agreement.

8.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended October 30, 2009 and October 24, 2008, respectively, are as follows:

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Cost of product revenues	$510	$624	$1,730	$1,572
Cost of service revenues	2,942	2,419	7,461	5,460
Sales and marketing	15,690	12,849	39,655	29,191
Research and development	7,909	7,482	20,625	17,669
General and administrative	6,194	4,389	15,958	10,275

Total stock-based compensation expense	$33,245	$27,763	$85,429	$64,167

The following table summarizes stock-based compensation expense associated with each type of award:

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Employee stock options	$11,111	$14,726	$40,508	$38,057
Restricted stock units (RSUs) and restricted stock awards (RSAs)	13,668	7,409	30,484	15,098
Employee Stock Purchase Plan (ESPP)	8,727	5,608	14,808	10,989
Change in amounts capitalized in inventory	(261)	20	(371)	23

Total stock-based compensation expense	$33,245	$27,763	$85,429	$64,167

For the six month periods ended October 30, 2009 and October 24, 2008, total income tax benefits associated with employee stock transactions and recognized in stockholders’ equity was $14,410 and $45,549, respectively.

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Expected term in years(1)	4.7	3.9	N/A*	N/A*
Risk-free interest rate(2)	2.38% - 2.44%	2.36% - 3.05%
Volatility(3)	40% - 44%	39% - 69%
Expected dividend(4)	0%	0%

	Stock Options		ESPP
	Six Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Expected term in years(1)	4.2	4.0	1.3	1.3
Risk-free interest rate(2)	1.89% - 2.58%	2.36% - 3.69%	0.25% - 0.97%	2.05% - 2.52%
Volatility(3)	40% - 49%	38% - 69%	44% - 47%	39% - 41%
Expected dividend(4)	0%	0%	0%	0%

*	N/A- No new employee purchase rights were granted under the ESPP during the three month periods ended October 30, 2009 or October 24, 2008.

(1)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for the ESPP is based on the term of the purchase period.

(2)	The risk-free interest rate is based upon United States Treasury bills with equivalent expected terms.

(3)	The volatility rate is based on the implied volatility of traded options.

(4)	The expected dividend is based on our history and expected dividend payouts.

Our forfeiture rate is based on historical termination behavior and we recognize compensation expense only for those equity awards expected to vest.

Stock Option Exchange

On April 21, 2009, our stockholders approved a stock option exchange program (the Exchange) pursuant to which eligible employees were able to exchange some or all of their outstanding options with an exercise price greater than or equal to $22.00 per share that were granted before June 20, 2008, whether vested or unvested, for new RSUs. The number of RSUs granted in exchange for the options depended on the exercise price of the options exchanged. The vesting schedule of the RSUs was determined on a grant-by-grant basis and depended on the extent to which the options surrendered in exchange for such RSUs had vested at the time of such exchange and, for surrendered options that were fully vested, the exercise price. Vesting of the RSUs is conditioned upon continued service with the Company through each applicable vesting date. On May 22, 2009, we commenced the Exchange, which expired on June 19, 2009. In connection with the Exchange, we accepted for exchange options to purchase 24,484 shares of our common stock. All surrendered options were cancelled, and immediately thereafter, we issued a total of 3,226 RSUs in exchange. One share of our common stock is issuable upon the vesting of each RSU. The fair value of the RSUs issued was measured as the total of the unrecognized compensation cost of the options surrendered and the incremental value of the RSUs issued, measured as the excess of the fair value of the RSUs over the fair value of the options tendered immediately before the exchange. The incremental cost of the RSUs was $5,768. The value of the RSUs, totaling $70,110, is being amortized over the weighted average vesting period of the RSUs of 3.5 years.

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

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

	Outstanding Options		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Numbers of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at April 24, 2009	66,119	$29.27
Options granted	4,021	21.86
Options exercised	(2,382)	16.93
Options cancelled in the Exchange	(24,484)	39.05
Options forfeitures and cancellations	(3,073)	34.29

Outstanding at October 30, 2009	40,201	22.93	4.45	$252,321

Options vested and expected to vest as of October 30, 2009	36,831	23.11	4.32	$229,215
Exercisable at October 30, 2009	27,328	24.04	3.76	$161,209

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below (in thousands except per share information):

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Weighted-average fair value per share granted	$9.70	$7.91	$8.14	$8.31
Intrinsic value of options exercised	$12,369	$10,600	$16,491	$20,317
Proceeds received from the exercise of stock options	$27,385	$10,038	$40,337	$19,516
Fair value of option vested	$35,894	$32,831	$81,936	$80,617

There was $91,694 of total unrecognized compensation expense as of October 30, 2009 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.9 years.

The following table summarizes activity related to our RSUs:

		Weighted Average
	Numbers of	Grant Date Fair
	Shares	Value

Outstanding at April 24, 2009	5,453	$22.38
RSUs granted	1,043	21.13
RSUs issued in the Exchange	3,226	21.73
RSUs vested	(852)	27.23
RSUs forfeitures and cancellations	(329)	23.53

Outstanding at October 30, 2009	8,541	21.46

As of October 30, 2009, there was $118,787 of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 2.8 years.

The following table summarizes activity related to our RSAs:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested at April 24, 2009	81	$36.68
Awards vested	(11)	28.89

Nonvested at October 30, 2009	70	37.93

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the three and six month periods ended October 30, 2009 was $33 and $325, respectively. The total fair value of shares vested during the three and six month periods ended October 24, 2008 was $15 and $208, respectively. There was $1,082 of total unrecognized compensation expense as of October 30, 2009 related to RSAs that will be amortized on a straight-line basis over a weighted-average remaining period of 1.0 years.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. The weighted average fair value of purchase rights granted under the ESPP during the six month periods ended October 30, 2009 and October 24, 2008 was $7.07 and $7.82, respectively. During the six month periods ended October 30, 2009 and October 24, 2008, 2,507 shares and 1,257 shares were issued under the ESPP at a weighted average price of $10.38 and $20.72, respectively. No shares were issued under the ESPP during the three month periods ended October 30, 2009 or October 24, 2008.

Stock Repurchase Program

Since the inception of our stock repurchase programs on May 13, 2003 through October 30, 2009, we have purchased a total of 104,325 shares of our common stock at an average price of $28.06 per share for an aggregate purchase price of $2,927,376. As of October 30, 2009, our Board of Directors had authorized the repurchase of up to $4,023,639 of common stock under various stock repurchase programs, and $1,096,262 remains available under these authorizations. The stock repurchase programs may be suspended or discontinued at any time.

During the six month period ended October 30, 2009, we did not repurchase any shares of our common stock under the stock repurchase program. During the six month period ended October 24, 2008, we repurchased 16,960 shares of our common stock at an aggregate cost of $399,981, or a weighted average price of $23.58 per share. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

9.	Financial Instruments and Fair Value

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, we measure assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The accounting guidance provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

Investments

The following is a summary of investments at October 30, 2009 and April 24, 2009:

	October 30, 2009				April 24, 2009
		Gross Unrealized		Estimated		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Corporate bonds	$437,362	$5,594	$(43)	$442,913	$486,151	$2,318	$(1,802)	$486,667
Auction rate securities	72,578	187	(3,780)	68,985	73,278	296	(7,037)	66,537
U.S. government agency bonds	632,816	2,158	(111)	634,863	80,359	1,415	—	81,774
U.S. Treasuries	51,661	683	—	52,344	31,862	773	—	32,635
Corporate securities	20,090	—	—	20,090	486,546	1	(464)	486,083
Municipal bonds	1,500	6	—	1,506	—	—	—	—
Certificates of deposit	175,000	—	(19)	174,981	115,002	83	—	115,085
Money market funds	1,568,706	—	—	1,568,706	1,327,794	—	—	1,327,794

Total debt and equity securities	2,959,713	8,628	(3,953)	2,964,388	2,600,992	4,886	(9,303)	2,596,575
Less cash equivalents	1,628,927	—	—	1,628,927	1,368,355	—	—	1,368,355
Less long-term investments	112,357	187	(3,780)	108,764	124,908	296	(7,037)	118,167

Total short-term investments	$1,218,429	$8,441	$(173)	$1,226,697	$1,107,729	$4,590	$(2,266)	$1,110,053

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 30, 2009:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Corporate bonds	$442,913	$—	$442,913	$—
Trading securities	11,484	11,484	—	—
U.S. government agency bonds	634,863	—	634,863	—
U.S. Treasuries	52,344	52,344	—	—
Municipal bonds	1,506	—	1,506	—
Corporate securities	20,090	—	20,090	—
Certificates of deposit	174,981	—	174,981	—
Money market funds	1,568,706	1,528,927	—	39,779
Auction rate securities	68,985	—	—	68,985
Investment in nonpublic companies	1,986	—	—	1,986
Foreign currency contracts	189	—	189	—

Total	$2,978,047	$1,592,755	$1,274,542	$110,750

Liabilities
Foreign currency contracts	$1,190	$—	$1,190	$—

Reported as:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents(1)	$1,628,927	$1,528,927	$100,000	$—
Short-term investments(2)	1,226,697	52,344	1,174,353	—
Trading securities(3)	11,484	11,484	—	—
Long-term investments(4)	110,750	—	—	110,750
Foreign currency contracts(5)	189	—	189	—

Total	$2,978,047	$1,592,755	$1,274,542	$110,750

Liabilities
Foreign currency contracts(6)	$1,190	$—	$1,190	$—

(1)	Included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet, in addition to $99,914 of cash. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consists primarily of certain money market funds, for which the carrying amounts is a reasonable estimate of fair value.

(2)	Our short-term investments include U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, and certificates of deposit.

(3)	Trading securities relate to a deferred compensation plan; $2,018 of the deferred compensation plan assets were included in prepaid expenses and other assets and $9,466 of the deferred compensation plan assets were included in long-term deferred income taxes and other assets in the accompanying condensed consolidated balance sheet.

(4)	Long-term investments consist of auction rate securities and the Primary Fund (as defined below), and are included in long-term investments and restricted cash in the accompanying condensed consolidated balance sheet, in addition to $5,656 of long-term restricted cash.

(5)	Included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet.

(6)	Included in other accrued liabilities in the accompanying condensed consolidated balance sheet.

We classify investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include U.S. Treasury notes, trading securities with quoted prices on active markets, and money market funds, with the exception of the Primary Fund, which is classified in Level 3.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: corporate bonds, corporate securities, U.S. government agency bonds, municipal bonds, certificates of deposit, and foreign currency contracts. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of October 30, 2009, have not found it necessary to make any adjustments to the prices obtained.

The unrealized losses on our available-for-sale investments in corporate bonds, U.S. government agency bonds, and certificates of deposit were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we do not intend to sell and we will not be likely to be required to sell those investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired at October 30, 2009.

Our foreign currency forward exchange contracts are also classified within Level 2. We determine the fair value of these instruments by considering the estimated amount we would pay or receive to terminate these agreements at the reporting date. We use observable inputs, including quoted prices in active markets for similar assets or liabilities. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. In the three month period ended October 30, 2009, net losses generated by hedged assets and liabilities totaled $1,028, and losses on the related derivative instruments totaled $515. In the six month period ended October 30, 2009, net gains generated by hedged assets and liabilities totaled $8,721, which were offset by losses on the related derivative instruments of $12,265. In the three and six month periods ended October 24, 2008, net losses generated by hedged assets and liabilities totaled $25,425 and $25,106, respectively, which were offset by gains on the related derivative instruments of $24,764 and $22,147, respectively.

We classify items in Level 3 if the investments are valued using a pricing model or based on unobservable inputs in the market. These investments include auction rate securities, the Primary Fund and cost method investments.

As of October 30, 2009 and April 24, 2009, we had a remaining investment of $39,779 and $51,630, with a par value of $49,077 and $60,928, respectively, in the Reserve Primary Fund (the Primary Fund), which is a money-market fund that suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. All amounts invested in the Primary Fund are included in long-term investments given the lack of liquidity of the fund and the uncertainty as to the timing and the amount of the final distributions of the fund. On December 3, 2008, the Primary Fund announced a plan for liquidation and distribution of assets that included the establishment of a special reserve to be set aside out of its assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3,500,000 of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. However, on November 25, 2009, the U.S. District Court issued an order enjoining the Primary Fund’s liquidation plan and ordered that the remaining assets of the Primary Fund be liquidated and distributed on a pro rata basis to all Primary Fund shareholders who have not received $1.00 per share owned on or after September 15, 2008, provided however, that an expense fund of

$83.5 million to cover claims for indemnification and management fees and expenses shall be set aside and be withheld from distribution. As of October 30, 2009, we have received less than $1 per share owned of our original investment. We received distributions of $11,851 during the three and six month periods ended October 30, 2009 and received $546,344 during fiscal 2009 from the Primary Fund. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

As of October 30, 2009 and April 24, 2009, we had auction rate securities (ARSs) with a par value of $74,700 and $75,400, respectively, and an estimated fair value of $68,985 and $66,537, respectively, which are classified as long-term investments. Substantially all of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education. As of October 30, 2009, we recorded cumulative temporary losses of $3,593 within AOCI. In addition, we recorded other-than-temporary losses of $2,122 in other income (expense), net, during the three and six month periods ended October 24, 2008 based on an analysis of the fair value and marketability of these investments. We estimated the fair value for each individual ARS using an income (discounted cash flow) approach which incorporates both observable and unobservable inputs to discount the expected future cash flows. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

As of October 30, 2009 and April 24, 2009, we held investments in a private equity fund of $1,986 and $2,023, respectively. In addition, at April 24, 2009, we held equity investments in privately held companies of $1,946. For the three and six month periods ended October 30, 2009, we recorded a gain of $2,805 and $2,713, respectively, and for the three and six month periods ended October 24, 2008, we recorded a gain of $638 and losses of $1,983, respectively, on these investments.

The table below provides a reconciliation of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended October 30, 2009.

	Primary	Auction Rate	Private Equity	Nonpublic
	Fund	Securities	Fund	Companies

Balance at April 24, 2009	$51,630	$66,537	$2,023	$1,946
Total unrealized gains included in other comprehensive income	—	2,664	—	—
Total realized gains (losses) included in earnings	—	—	110	(202)
Purchases, sales and settlements, net	—	(250)	(137)	(1,433)

Balance at July 31, 2009	51,630	68,951	1,996	311
Total unrealized gains included in other comprehensive income	—	484	—	—
Total realized gains included in earnings	—	—	—	2,805
Purchases, sales and settlements, net	(11,851)	(450)	(10)	(3,116)

Balance at October 30, 2009	$39,779	$68,985	$1,986	$—

10.	Derivative Financial Instruments

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

Forecasted Transactions.  We use currency forward contracts to hedge exposures related to forecasted sales denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenue. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness) is recognized in current period earnings. During the three and six month periods ended October 30, 2009, no ineffectiveness was recognized in earnings and the time value component in our cash flow hedges of $2 and $21, respectively, was recognized as a reduction to other expenses, net.

Over the next twelve months, it is expected that $375 of derivative net losses recorded in AOCI as of October 30, 2009 will be reclassified into earnings as an adjustment to revenues. The maximum length of time over which forecasted foreign denominated revenues are hedged is six months.

As of October 30, 2009, we had the following outstanding currency forward contracts that were entered into to hedge forecasted foreign denominated sales and our balance sheet monetary asset and liability exposures:

Cash Flow Hedges:

Currency	Buy/Sell	Notional

Euro (EUR)	Sell	$69,914
British pound (GBP)	Sell	15,933

Balance Sheet contracts:

Currency	Buy/Sell	Notional

Euro (EUR)	Sell	$138,063
British pound (GBP)	Sell	36,265
Canadian dollar (CAD)	Sell	17,338
Other	Sell	20,859
Australia Dollar (AUD)	Buy	35,870
Other	Buy	10,674
Put Option (EUR)	Sell	13,238

We net derivative assets and liabilities in the consolidated balance sheets to the extent that master netting arrangements meet the requirements of accounting guidance on balance sheet offsetting.

The fair value of derivative instruments in our condensed consolidated balance sheets as of October 30, 2009 was as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$66	Other accrued liabilities	$(442)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	1,978	Other accrued liabilities	(2,603)

Total derivatives		$2,044		$(3,045)

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statements of operations for the three and six month periods ended October 30, 2009 was as follows:

	Three Months Ended October 30, 2009			Six Months Ended October 30, 2009
		Loss			Loss	Loss
	Loss	Reclassified	Loss	Loss	Reclassified	Recognized in
Derivatives in Cash Flow	Recognized in	from AOCI into	Recognized in	Recognized in	from AOCI into	Income
Hedging Relationships	OCI(1)	Income(2)	Income(3)	OCI(1)	Income(2)	(3)

Foreign exchange forward contracts	$(779)	$(1,584)	$(2)	$(5,617)	$(5,764)	$(21)

(1)	Amount recognized in AOCI (effective portion).

(2)	Amount of loss reclassified from AOCI into income (effective portion) located in revenue.

(3)	No ineffectiveness was recognized during the period. Amount of loss recognized in income on derivatives relate to the time value amount being excluded from the effectiveness testing. Such amount is located in other expenses, net.

The effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three and six month periods ended October 30, 2009 was as follows:

	Three Months Ended	Six Months Ended
	October 30, 2009	October 30, 2009
Derivatives Not Designated as Hedging Instruments	Loss Recognized(*)

Foreign exchange forward contracts	$(513)	$(12,244)

(*)	Amount of loss recognized in income located in other expenses, net.

11.	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first in, first out basis. Inventories consist of the following:

	October 30, 2009	April 24, 2009

Purchased components	$1,640	$5,034
Work-in-process	236	56
Finished goods	59,265	56,014

Total	$61,141	$61,104

12.	Goodwill and Purchased Intangible Assets

Goodwill as of October 30, 2009 and April 24, 2009 was $680,986. We conducted our annual goodwill impairment test in the three month period ended April 24, 2009. Based on this analysis, we determined that there was no impairment to goodwill. We will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

Identified intangible assets are summarized as follows:

		October 30, 2009			April 24, 2009
	Amortization		Accumulated	Net		Accumulated	Net
	Period (Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$895	$(835)	$60	$10,040	$(9,891)	$149
Existing technology	4 - 5	80,100	(52,438)	27,662	107,860	(71,210)	36,650
Trademarks/tradenames	2 - 7	6,400	(3,733)	2,667	6,600	(3,419)	3,181
Customer contracts/relationships	2 - 8	12,200	(7,619)	4,581	12,500	(6,736)	5,764

Total identified intangible assets, net		$99,595	$(64,625)	$34,970	$137,000	$(91,256)	$45,744

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,	Statement of Operations
	2009	2008	2009	2008	Classifications

Patents	$45	$45	$90	$390	Research and development
Existing technology	4,273	6,748	8,988	13,496	Cost of product revenues
Other identified intangibles	849	1,259	1,697	2,518	Sales and marketing

	$5,167	$8,052	$10,775	$16,404

Based on the identified intangible assets recorded at October 30, 2009, future amortization expense for the next five fiscal years is as follows:

Fiscal Year	Amount

Remainder of 2010	$9,862
2011	11,701
2012	7,150
2013	4,963
2014	554
Thereafter	740

Total	$34,970

13.	Restructuring and Other Charges

In the three and six month periods ended October 30, 2009, we recorded restructuring expense of $1,179, and $2,675, net, respectively, primarily related to adjustments to future lease commitments and employee severance costs associated with our fiscal 2009 restructuring plan.

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

As of October 30, 2009, approximately $5,149 of the costs associated with these activities was unpaid. We expect that severance-related charges and other costs will be substantially paid by January 2010 and the facilities-related lease payments to be substantially paid by January 2013.

Fiscal 2002 Restructuring Plan

As of October 30, 2009, we also have $920 remaining in facility restructuring reserves established as part of a restructuring plan in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease income. We expect to substantially fulfill the remaining contractual obligations related to this facility restructuring reserve by fiscal 2011.

Activities related to the restructuring reserves for the three and six month periods ended October 30, 2009 were as follows:

	Severance-		Contract
	Related		Cancellation
	Charges	Facilities	Costs	Other	Total

Reserve balance at April 24, 2009	$10,282	$5,446	$199	$1,234	$17,161
Adjustments to accrual and other charges	993	114	(1)	390	1,496
Cash payments	(8,450)	(944)	(78)	(927)	(10,399)
Foreign currency changes	195	328	13	(106)	430

Reserve balance at July 31, 2009	$3,020	$4,944	$133	$591	$8,688
Adjustments to accrual and other charges	(242)	1,401	(7)	27	1,179
Cash payments	(2,206)	(798)	(6)	(540)	(3,550)
Foreign currency changes	32	75	5	4	116

Reserve balance at October 30, 2009	$604	$5,622	$125	$82	$6,433

Of the reserve balance at October 30, 2009, $3,889 was included in other accrued liabilities, and the remaining $2,544 was classified as other long-term obligations.

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

Certain equity awards outstanding, representing 20,305 and 31,016 shares of common stock for the three and six month periods ended October 30, 2009, respectively, and 50,015 and 48,183 shares of common stock for the three and six month periods ended October 24, 2008, respectively, have been excluded from the diluted net income per share calculations, because their effect would have been antidilutive. Dilutive shares outstanding do not include any effect resulting from the conversion of our Notes issued in June 2008 and warrants as their impact would be anti-dilutive for all periods presented.

Repurchased shares are held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Net Income (Numerator):
Net income, basic and diluted	$95,677	$43,053	$147,341	$77,776

Shares (Denominator):
Weighted average common shares outstanding	336,738	327,445	335,676	330,718
Weighted average common shares outstanding subject to repurchase	(71)	(126)	(74)	(131)

Shares used in basic computation	336,667	327,319	335,602	330,587
Weighted average common shares outstanding subject to repurchase	71	126	74	131
Dilutive weighted average shares outstanding	13,013	5,940	8,637	6,535

Shares used in diluted computation	349,751	333,385	344,313	337,253

Net Income per Share:
Basic	$0.28	$0.13	$0.44	$0.24

Diluted	$0.27	$0.13	$0.43	$0.23

15.	Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Net income	$95,677	$43,053	$147,341	$77,776
Change in currency translation adjustments	421	(3,563)	2,800	(3,879)
Change in unrealized gain (loss) on available-for-sale investments, net of related tax effect	1,695	(8,908)	8,635	(11,356)
Change in unrealized gain on derivatives qualifying as cash flow hedges	805	3,579	149	4,358

Comprehensive income	$98,598	$34,161	$158,925	$66,899

The components of accumulated other comprehensive income (loss) were as follows:

	October 30,	April 24,
	2009	2009

Accumulated translation adjustments	$2,468	$(332)
Accumulated unrealized gain (loss) on available-for-sale investments	4,332	(4,303)
Accumulated unrealized loss on derivatives qualifying as cash flow hedges	(375)	(523)

Total accumulated other comprehensive income (loss)	$6,425	$(5,158)

16.	Commitments and Contingencies

The following summarizes our commitments and contingencies at October 30, 2009, and the effect such obligations may have on our future periods:

	2010*	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$14,494	$24,794	$20,349	$17,057	$15,023	$34,021	$125,738
Real estate lease payments(2)	1,826	3,651	3,651	129,444	—	—	138,572
Equipment operating lease payments	15,840	21,297	8,436	1,217	33	—	46,823
Purchase commitments with contract manufacturers(3)	90,693	—	—	—	—	—	90,693
Other purchase orders and commitments	19,317	16,868	11,004	4,608	1,200	200	53,197
Capital expenditures	970	—	—	—	—	—	970

Total Contractual Cash Obligations	$143,140	$66,610	$43,440	$152,326	$16,256	$34,221	$455,993

Other Commercial Commitments:
Letters of credit	$3,698	$400	$363	$67	$—	$617	$5,145

*	Reflects the remaining six months of fiscal year 2010.

(1)	Sublease income of $665 in the remainder of fiscal 2010, $1,114 in fiscal 2011, $364 in fiscal 2012, $359 in fiscal 2013, $370 in fiscal 2014 and $246 thereafter has been excluded from the table.

(2)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas Leasing Corporation (BNPPLC) are (i) lease commitments of $1,826 in the remainder of fiscal 2010; $3,651 in each of the fiscal years 2011 and 2012; $2,326 in fiscal 2013, which are based on the LIBOR rate at October 30, 2009 plus a spread or a fixed rate, for terms of five years; and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127,118 in the event that we elect not to purchase or arrange for sale of the buildings. Sublease income of $5,280 in the remainder of fiscal 2010, $4,678 in fiscal 2011, $396 in fiscal 2012 and $264 in fiscal 2013 has been excluded from the table.

(3)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase orders with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of October 30, 2009, the liability for these purchase commitments in excess of future demand was approximately $3,178 and is recorded in other accrued liabilities.

As of October 30, 2009, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which require us to lease our land to BNPPLC for a period of 99 years, and to lease approximately 564,274 square feet of office space for our headquarters in Sunnyvale costing up to $149,550. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at October 30, 2009, and the date we began to make payments for each of our leasing arrangements:

			LIBOR
			plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48,500	$41,225	3.99%	January 2008	5 years
2	$79,950	$67,958	1.10%	December 2007	5 years
3	$10,475	$8,904	3.97%	December 2007	5 years
4	$10,625	$9,031	3.99%	December 2007	5 years

These leases require us to maintain specified financial covenants with which we were in compliance as of October 30, 2009. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization and a minimum amount of Unencumbered Cash and Short-Term Investments.

Warranty Reserve

We provide customers a warranty on software of ninety days and a warranty on hardware with terms ranging from one to three years. Estimated future warranty costs are expensed as a cost of product revenues when revenue is recognized, based on estimates of the costs that may be incurred under our warranty obligations including material, distribution and labor costs. Our accrued liability for estimated future warranty costs is included in other accrued liabilities and other long-term obligations on the accompanying consolidated balance sheets. Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated distribution costs and estimated labor costs. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary. Changes in warranty reserves during the three and six month periods ended October 30, 2009 and October 24, 2008 were as follows:

	Three Months Ended		Six Months Ended
	October 30,	October 24,	October 30,	October 24,
	2009	2008	2009	2008

Warranty reserve at beginning of period	$40,297	$41,929	$42,325	$42,815
Expense accrued during the period	2,321	9,495	7,624	15,095
Warranty costs incurred	(6,757)	(6,495)	(14,088)	(12,981)

Warranty reserve at end of period	$35,861	$44,929	$35,861	$44,929

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our third-party funding companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party leasing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer the revenue associated with the end-user financing arrangement in accordance with our revenue recognition policies. As of October 30, 2009, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $75,200; and the related deferred revenue and cost of revenue totaled approximately $76,300 and $6,500, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

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

Indemnification agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another noninfringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at October 30, 2009 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business.

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we paid the United States $128,000, plus interest of $715, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August 1997 and February 2005. In September 2009, we received a letter from the GSA confirming that the Company will not be excluded from further government contracting as a result of this dispute.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of October 30, 2009.

17.	Income Taxes

Our effective tax rate for the six month period ended October 30, 2009 was 10.8% compared with 5.6% for the six month period ended October 24, 2008. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The increase in the effective tax rate for the six month period ended October 30, 2009 relative to the rate for the same period last year is primarily due to the geographic mix of profits which resulted in an increase in the proportion of U.S. earnings to foreign earnings. The earnings from U.S. operations are generally subject to higher income tax rates.

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

As of October 30, 2009, our unrecognized tax benefits were $145,176 of which $108,263, if recognized, would affect our provision for income taxes. In the six month period ended October 30, 2009, we recognized deferred tax assets of $8,290, which had a corresponding increase to additional paid in capital, to reflect the related additional recognition of tax benefits from stock options.

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and recently received a rebuttal from the IRS examination team in response to our protest. The Notices of Proposed Adjustments focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years. If upon the conclusion of this audit, the ultimate determination of our taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate may be adversely impacted in the period of adjustment.

18.	Subsequent Event

On November 18, 2009, we entered into an agreement to purchase fifteen acres of land in Bangalore, India for an aggregate purchase price of Rs. 121,50,00,000, or approximately $26.2 million. We expect to complete the purchase during the three months ending January 29, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	product introductions, development, enhancements and acceptance;

•	economic and industry trends or trend analyses;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements;

•	our restructuring plans and estimates;

•	our anticipated tax rate;

•	the conversion, maturation or repurchase of the Notes,

•	compliance with laws, regulations and loan covenants,

•	the continuation of our stock repurchase program; and

•	the impact of completed acquisitions

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

•	acceptance of, and demand for, our products;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to maintain or increase backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to increase our customer base, market share and revenue;

•	our ability to successfully introduce new products;

•	our ability to adapt to changes in market demand;

•	the general economic environment and the growth of the storage markets;

•	demand for our global service and support and professional services;

•	our ability to identify and respond to significant market trends and emerging standards;

•	our ability to realize our financial objectives through management of our investment in people, process, and systems;

•	our ability to maintain our supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	the general economic environment and the growth of the storage markets;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the impact of industry consolidation;

•	the results of our ongoing litigation, tax audits, government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 46.

Overview

Revenue for the three month period ended October 30, 2009 was $910.0 million, nearly flat from the comparable period in the prior year, and for the six month period ended October 30, 2009 was $1,748.0 million, down 2% from the comparable period in the prior year. Better than anticipated three and six month revenue performance was driven by stabilization in the macroeconomic environment, as well as strong demand for our storage efficiency and data management solutions.

Gross margins strengthened during the current three and six month periods due largely to improvements in product materials cost and an increase in software entitlements and maintenance in the revenue mix.

During the six month period ended October 30, 2009, we entered into a merger agreement with Data Domain, Inc., which was subsequently terminated on July 8, 2009. In accordance with the agreement, we received a $57.0 million termination fee, which, when netted against $15.9 million of incremental third-party costs we incurred relating to the terminated merger transaction, resulted in net proceeds of $41.1 million.

During the three and six month periods ended October 30, 2009, sales and marketing, research and development, and general and administrative expenses totaled $490.1 million and $981.4 million, respectively, up 2% each from the comparable periods of the prior year and reflected the impact of having 14 weeks in the first three month period of fiscal 2010 compared to 13 weeks in the same period of the prior year, as well as an increase in incentive compensation plan expense. These increases were almost entirely offset by decreases in salaries and related expenses resulting from our restructuring plans and a reduction in other operations-related expenses due to our continuing focus on maintaining spending discipline in light of the current business conditions.

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

We believe the accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009 as revised in our Current Report on Form 8-K filed on September 30, 2009, affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report, except for the retrospective adoption of new guidance for accounting for convertible debt.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 of the notes to condensed consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008

Revenues:
Product	57.7%	62.5%	57.4%	62.8%
Software entitlements and maintenance	18.7	16.8	19.2	16.7
Service	23.6	20.7	23.4	20.5

	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of product	21.9	28.6	23.5	28.7
Cost of software entitlements and maintenance	0.3	0.2	0.4	0.2
Cost of service	11.1	11.3	11.5	11.4

Gross Margin	66.7	59.9	64.6	59.7

Operating Expenses:
Sales and marketing	33.1	33.3	34.5	34.1
Research and development	14.5	13.8	15.0	14.1
General and administrative	6.3	5.6	6.7	5.6
Restructuring and other charges	0.1	—	0.2	—
Merger termination proceeds, net	—	—	(2.4)	—

Total Operating Expenses	54.0	52.7	54.0	53.8

Income from Operations	12.7	7.2	10.6	5.9
Other Income (Expenses), Net:
Interest income	0.7	2.0	0.8	1.8
Interest expense	(2.0)	(2.0)	(2.1)	(1.5)
Gain (loss) on investments, net	0.3	(2.5)	0.2	(1.4)
Other expenses, net	(0.1)	(0.1)	(0.1)	(0.1)

Total Other Expenses, Net	(1.1)	(2.6)	(1.2)	(1.2)

Income Before Income Taxes	11.6	4.6	9.4	4.7
Provision (Benefit) for Income Taxes	1.1	(0.1)	1.0	0.3

Net Income	10.5%	4.7%	8.4%	4.4%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three and six month periods ended October 30, 2009 and October 24, 2008 were as follows:

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Net revenues	$910.0	$911.6	0%	$1,748.0	$1,780.4	(2)%

Net revenues for the three month period ended October 30, 2009 decreased by $1.6 million, or were nearly flat, compared to the comparable period of the prior year, and for the six month period ended October 30, 2009, decreased by $32.4 million, or 2%, from the comparable period in the prior year. The decrease in net revenues for both periods was due to decreases in product revenues, partially offset by increases in software entitlements and maintenance revenues, as well as in service revenues.

Sales through our indirect channels represented 67% and 68% of net revenues for the three month periods ended October 30, 2009 and October 24, 2008, respectively, and represented 68% and 64% of net revenues for the six month periods ended October 30, 2009 and October 24, 2008, respectively.

Sales to Arrow and Avnet, who are U.S. distributors, each accounted for 12% and 11% of our net revenues, respectively, for each of the three and six month periods ended October 30, 2009 and 11% and 10% of our revenues, respectively, for each of the three and six month periods ended October 24, 2008.

Product Revenues

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Product revenues	$525.1	$570.4	(8)%	$1,003.4	$1,118.3	(10)%

Product revenues decreased by $45.3 million, or 8%, for the three month period ended October 30, 2009 from the comparable period in the prior year. Our configured systems comprise bundled hardware and software products. Unit volume decreased by 6% for the three month period ended October 30, 2009 compared to the prior year, with the largest decrease related to low-end systems. During the three month period ended October 30, 2009, high-end, midrange and low-end systems generated approximately 23%, 58% and 19% of configured systems revenue, respectively, compared to approximately 26%, 52% and 22%, respectively, in the prior year.

Product revenues decreased by $114.9 million, or 10%, for the six month period ended October 30, 2009 from the comparable period in the prior year. Unit volume decreased by 6% for the six month period ended October 30, 2009 compared to the prior year, with the largest decrease related to low-end systems. During the six month period ended October 30, 2009, high-end, midrange and low-end systems generated approximately 22%, 58% and 20% of configured systems revenue, respectively, compared to approximately 27%, 52% and 21%, respectively, in the prior year.

This trend reflects a shift in customer buying patterns from our higher priced systems towards our midrange systems, which is the core strength of our product offerings. In addition, average selling prices declined in all ranges, driven by lower list prices, unfavorable configuration mix (consisting of hardware and software components, disk capacity and disk price) and higher discounting.

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

Software Entitlements and Maintenance Revenues

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Software entitlements and maintenance revenues	$169.8	$152.7	11%	$335.1	$297.1	13%

Software entitlements and maintenance (SEM) revenues increased by $17.1 million, or 11%, for the three month period ended October 30, 2009, and by $38.0 million, or 13%, for the six month period ended October 30, 2009, from the comparable periods in the prior year. These increases were driven by an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Service revenues	$215.1	$188.5	14%	$409.5	$365.0	12%

Service revenues increased by $26.6 million, or 14%, for the three month period ended October 30, 2009, and by $44.5 million, or 12%, for the six month period ended October 30, 2009, from the comparable periods in the prior year. Service maintenance contract revenues increased 20% for each of the three and six month periods ended October 30, 2009, driven by an increase in the installed base under service contracts and the timing of recognition of the related revenue. Professional services and educational and training services revenues increased 5% and 1% for the three and six month periods ended October 30, 2009, respectively, compared to the prior year.

.

Revenues by Geographic Area

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

International	$416.7	$410.9	1%	$781.5	$810.4	(4)%
United States	493.3	500.7	(1)%	966.5	970.0	0%

Net revenues	$910.0	$911.6		$1,748.0	$1,780.4

The slight increase in international revenues for the three month period ended October 30, 2009 from the comparable period in the prior year was primarily due to an increase in sales to customers in Germany, while the decrease in United States revenues was due to a decrease in sales to U.S. commercial customers, partially offset by an increase in sales to the U.S. public sector. The decrease in international revenues for the six month period ended October 30, 2009 from the comparable period in the prior year was due to a decrease in sales to customers in Europe. Total international revenues (including U.S. exports) were approximately 46% and 45% of net revenues for the three and six month periods ended October 30, 2009, respectively, compared to 45% and 46% for the comparable periods in the prior year.

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

Our gross margins are impacted by a variety of factors including pricing and discount practices, channel sales mix, revenue mix and product material costs. Service gross margin is also typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. If our shipment volumes, product and services mix, average selling prices and pricing actions that impact our gross margin are adversely affected, whether by the economic downturn or for other reasons, our gross margin could decline.

Cost of Product Revenues

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Cost of product revenues	$199.1	$260.3	(24)%	$411.7	$510.1	(19)%

Cost of product revenues decreased by $61.2 million, or 24%, for the three month period ended October 30, 2009 from the comparable period in the prior year, primarily due to decreased materials cost of $41.0 million. Our material costs were favorably impacted by lower unit volume in our high-end and low-end systems, and lower average per unit materials costs in our midrange and low-end systems due to favorable materials pricing, which we expect to continue. These favorable impacts were partially offset by higher unit volume in our midrange systems and higher average per unit materials costs in our high-end systems. Cost of product revenues represented 38% and 46% of product revenue for the three month periods ended October 30, 2009 and October 24, 2008, respectively, reflecting the overall reduction in materials costs as a percentage of revenues.

Cost of product revenues decreased by $98.4 million, or 19%, for the six month period ended October 30, 2009, from the comparable period in the prior year, primarily due to decreased materials cost of $73.7 million resulting from lower unit volume in our midrange and low-end systems, partially offset by higher average per unit materials costs in our high-end systems. Cost of product revenues represented 41% and 46% of product revenue for the six month periods ended October 30, 2009 and October 24, 2008, respectively, reflecting the overall reduction in materials costs as a percentage of revenues.

Cost of product revenues decreased due to the following:

	Three Months % Change	Six Months % Change
	Fiscal 2009 to Fiscal 2010	Fiscal 2009 to Fiscal 2010

Materials costs	(16)%	(14)%
Excess and obsolete inventory	(3)	(2)
Warranty	(3)	(2)
Other	(2)	(1)

Total change	(24)%	(19)%

Cost of Software Entitlements and Maintenance Revenues

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Cost of software entitlements and maintenance revenues	$3.1	$2.3	37%	$6.2	$4.4	40%

Cost of software entitlements and maintenance revenues (SEM) increased $0.8 million, or 37%, and $1.8 million, or 40% for the three and six month periods ended October 30, 2009, respectively, from the comparable periods in the prior year, due to an increase in field service engineering costs. Cost of SEM revenue represented 2% and 1% of SEM revenue for the three month periods ended October 30, 2009 and October 24, 2008, respectively. Cost of SEM revenue represented 2% and 2% of SEM revenue for the six month periods ended October 30, 2009 and October 24, 2008, respectively.

Cost of Service Revenues

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Cost of service revenues	$101.1	$102.9	(2)%	$200.9	$203.0	(1)%

Cost of service revenues decreased by $1.8 million, or 2%, and by $2.1 million, or 1%, for the three and six month periods ended October 30, 2009, respectively, from the comparable periods in the prior year. Cost of service revenues represented 47% and 55% of service revenue for the three month periods ended October 30, 2009 and October 24, 2008, respectively, and represented 49% and 56% of service revenue for the six month periods ended October 30, 2009 and October 24, 2008, respectively, reflecting improved productivity.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries and related benefits, stock-based compensation costs and performance based employee incentive plan compensation costs. Compensation costs included in operating expenses increased approximately $21 million, or 9%, during the three month period ended October 30, 2009 compared to the three month period ended October 24, 2008, primarily due to a $27 million increase in employee incentive compensation and a $5 million increase in stock-based compensation, offset by an $11 million decrease in salaries, benefits and other compensations costs associated with a 3% decrease in headcount. Compensation costs included in operating expenses increased approximately $45 million, or 9%, during the six month period ended October 30, 2009 compared to the six months ended October 24, 2008, primarily due to a $31 million increase in employee incentive compensation and a $19 million increase in stock-based compensation, offset by a $5 million decrease in salaries, benefits and other compensations costs associated with a 3% decrease in headcount. In addition, operating expenses were higher for the six month period ended October 30, 2009 due to additional employee compensation related to having 14 weeks in the first three month period of fiscal 2010 compared to 13 weeks in the prior year.

Sales and Marketing —

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Sales and marketing expenses	$300.8	$304.0	(1)%	$602.3	$607.2	(1)%

Sales and marketing expense consists primarily of compensation costs, commissions, allocated facilities and IT costs, advertising and marketing promotional expense, travel and entertainment expense. Sales and marketing expenses decreased due to the following:

	Three Months % Change	Six Months % Change
	Fiscal 2009 to Fiscal 2010	Fiscal 2009 to Fiscal 2010

Incentive plan compensation	4%	2%
Stock based compensation	1	2
Other compensation costs, including impact of headcount reductions	(3)	(1)
Commissions	2	—
Advertising and marketing promotional expense	(2)	(2)
IT expenses related to software implementations and IT support	1	2
Travel and entertainment expense	(1)	(2)
Other	(3)	(2)

Total change	(1)%	(1)%

Research and Development —

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Research and development expenses	$132.4	$125.5	5%	$262.7	$250.8	5%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, and prototype, non-recurring engineering (NRE) charges and other outside services costs. Research and development expenses increased due to the following:

	Three Months % Change	Six Months % Change
	Fiscal 2009 to Fiscal 2010	Fiscal 2009 to Fiscal 2010

Incentive plan compensation	8%	5%
Stock based compensation	—	1
Other compensation costs, including impact of headcount reductions	(2)	(1)
Facilities and IT support costs	2	2
NRE charges	1	1
Outside services	(2)	(2)
Other	(2)	(1)

Total change	5%	5%

We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. We expect to continue to spend on current and future product development efforts, broaden our existing product offerings and introduce new products that expand our solutions portfolio.

General and Administrative —

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

General and administrative expenses	$56.9	$51.0	12%	$116.5	$100.5	16%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, recruiting expenses, and allocated facilities and IT costs. General and administrative expenses increased due to the following:

	Three Months % Change	Six Months % Change
	Fiscal 2009 to Fiscal 2010	Fiscal 2009 to Fiscal 2010

Incentive plan compensation	11%	7%
Stock based compensation	4	6
Other compensation costs	—	3
Professional and corporate legal fees	(3)	(1)
IT costs	1	1
Other	(1)	—

Total change	12%	16%

Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Restructuring and other charges	$1.2	$—	N/A	$2.7	$—	N/A

In the three and six month periods ended October 30, 2009, we recorded restructuring expense of $1.2 million and $2.7 million, net, respectively, primarily related to adjustments to future lease commitments and employee severance costs associated with our fiscal 2009 restructuring plan, which included a program for a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities.

As of October 30, 2009, approximately $6.1 million of the costs associated with restructuring activities were unpaid. We expect that severance-related charges and other costs totaling $0.8 million will be substantially paid by the three month period ending January 29, 2010 and the facilities-related lease payments totaling $5.3 million to be substantially paid by January 2013.

See Note 13 to our condensed consolidated financial statements for further discussion of our restructuring activities.

Merger Termination Proceeds, Net

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Merger termination proceeds, net	$—	$—	N/A	$(41.1)	$—	N/A

On May 20, 2009, we announced that we had entered into a merger agreement with Data Domain, Inc. (Data Domain) under which we would acquire Data Domain in a stock and cash transaction. On July 8, 2009, Data Domain’s Board of Directors terminated the merger agreement and pursuant to the terms of the agreement, Data

Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in net proceeds of $41.1 million recorded in the condensed consolidated statement of operations for the six month period ended October 30, 2009.

Other Income and Expense

Interest Income — Interest income for the three and six month periods ended October 30, 2009 and October 24, 2008 was as follows:

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Interest income	$7.0	$17.6	(60)%	$15.6	$33.1	(53)%

The decrease in interest income for the three and six month periods ended October 30, 2009 compared to the prior year was primarily due to lower market yields on our cash and investment portfolio.

Interest Expense — Interest expense for the three and six month periods ended October 30, 2009 and October 24, 2008 was as follows:

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Interest expense	$(17.9)	$(17.8)	1%	$(37.1)	$(27.3)	36%

On April 25, 2009, as required by new guidance on accounting for convertible debt, we retrospectively revised our accounting for 1.75% Convertible Notes Due 2013 (the Notes) by allocating the initial proceeds from the Notes between a liability component and an equity component. Accordingly, we recorded additional interest expense on the debt component of our Notes using an effective interest rate of 6.31% for all periods. As a result of this adoption, we recognized approximately $12.2 million and $25.3 million, respectively, in incremental non-cash interest expense during the three and six month periods ended October 30, 2009 from the amortization of debt discount and issuance costs.

Interest expense was relatively flat for the three month period ended October 30, 2009 compared to the prior year. Interest expense increased $9.8 million for the six month period ended October 30, 2009 compared to the prior year, primarily due to interest expense on our Notes, issued on June 10, 2008, which were outstanding for the full six month period ended October 30, 2009 but only a partial period in the comparable period of the prior year.

Gain (Loss) on Investments, Net —

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Gain (Loss) on investments, net	$2.8	$(22.6)	(112)%	$2.7	$(25.2)	(111)%

During the three and six month periods ended October 30, 2009, we recorded gain on investments in privately held companies of $2.8 million and $2.7 million, respectively. During the three month period ended October 24, 2008, net loss on investments included an other-than-temporary impairment charge of $21.1 million on our available-for-sale investments related to direct and indirect investments in Lehman Brothers securities and an other-than-temporary decline of $2.1 million in the value of our auction rate securities, partially offset by a gain of $0.6 million for our investments in privately-held companies. During the six month period ended October 24, 2008, net loss on investments included a net write-down of $2.0 million for our investments in privately-held companies, an other-than-temporary impairment charge of $21.1 million on our available-for-sale investments related to direct and indirect investments in Lehman Brothers securities and an other-than-temporary impairment of $2.1 million due to a decline in the value of our auction rate securities.

Other Expenses, Net —

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Other expenses, net	$(1.3)	$(0.5)	165%	$(2.2)	$(2.5)	(10)%

Other expense, net, consists of primarily net exchange losses from foreign currency transactions and related hedging activities.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	October 30,	October 24,		October 30,	October 24,
	2009	2008	% Change	2009	2008	% Change
		(In millions)			(In millions)

Provision for income taxes	$10.3	$(0.7)	n/a	$17.8	$4.6	285%

Our effective tax rate for the six month period ended October 30, 2009 was 10.8%, compared with 5.6% for the six month period ended October 24, 2008. Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the six month period ended October 30, 2009 increased relative to the six month period ended October 24, 2008 primarily due to the geographic mix of profits which resulted in an increase in the ratio of U.S. earnings to foreign earnings for fiscal 2010. The earnings from U.S. operations are generally subject to higher income tax rates. The provision for income taxes for the six month period ended October 30, 2009 included a discrete charge of approximately $7.8 million, primarily attributable to a $16.4 million charge for the tax impact of the net merger termination fees and a $3.8 million increase in our reserve for uncertain tax positions, offset by a $12.4 million benefit related to stock-based compensation. The provision for income taxes for the six month period ended October 30, 2008 included a discrete benefit of approximately $5.4 million, primarily attributable to a $3.5 million decrease in our reserve for uncertain tax positions, and a $1.9 million benefit related to stock-based compensation.

On May 27, 2009, the United States Court of Appeals for the Ninth Circuit held in Xilinx Inc. v. Commissioner that stock-based compensation must be included in the research and development cost base of companies that have entered into a cost sharing agreement and must, therefore, be allocated among the participants based on anticipated benefits. The Court is considering a review of the decision by the full Ninth Circuit panel of justices. The Court’s reversal of the prior U.S. Tax Court decision impacts our estimate of tax benefits that are required to be recognized under accounting guidance. We evaluated the impact of the Xilinx case on our provision for income taxes for the six month period ended October 30, 2009 and established additional liabilities for uncertain tax positions of $32.6 million. This additional reserve for uncertain tax positions resulted in a reduction of our unrecognized tax attributes.

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and recently received a rebuttal from the IRS examination team in response to our protest. The Notices of Proposed Adjustments focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years. If upon the conclusion of this audit the ultimate determination of our taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate may be adversely impacted in the period of adjustment.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 30, 2009.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of October 30, 2009 consisted of: (1) approximately $3.0 billion in cash, cash equivalents and short-term investments, (2) cash we expect to generate from operations, and (3) an unsecured revolving credit facility totaling $250.0 million. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, capital expenditure needs, investment in critical or complementary technologies, and to service our debt and synthetic leases.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, as well as our ability to effectively manage our working capital, in particular, accounts receivable and inventories. Based on our current business outlook, we believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to further curtail spending and implement additional cost saving measures and restructuring actions. In light of the current economic and market conditions, we cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Our cash contractual obligations and commitments as of October 30, 2009 are summarized below in the Contractual Obligations and Commitments tables.

Our investment portfolio, including auction rate securities and our investment in the Primary Fund (as described in Note 9 to our condensed consolidated financial statements) has been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets. However, we are not dependent on liquidating these investments in the next twelve months in order to meet our liquidity needs. We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions or other cash requirements. We intend to and believe that we have the ability to hold these investments until the market recovers. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional charges to earnings in future periods.

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

Cash Flows

As of October 30, 2009, compared to April 24, 2009, our cash and cash equivalents and short-term investments increased by $351.3 million to $3.0 billion. The increase in cash and cash equivalents and short-term investments was primarily a result of cash provided by operating activities, issuance of common stock related to employee stock option exercises and employee stock purchase plan, partially offset by capital expenditures. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Days sales outstanding as of October 30, 2009 decreased to 32 days, compared to 46 days as of April 24, 2009, primarily due to collection efficiencies. Working capital increased by $292.4 million to $2,051.8 million as of October 30, 2009, compared to $1,759.5 million as of April 24, 2009.

Cash Flows from Operating Activities

During the six month period ended October 30, 2009, we generated cash flows from operating activities of $305.5 million. We recorded net income of $147.3 million for the six month period ended October 30, 2009. Significant changes in noncash adjustments affecting net income included stock-based compensation expense of $85.4 million; depreciation and amortization expense of $85.2 million; non-cash interest expense from the accretion of debt discount and issuance costs of $25.3 million, and tax benefits from stock options of $14.4 million. Significant changes in assets and liabilities impacting operating cash flows included a decrease in accounts receivable of $131.7 million and a decrease in the accrual for the GSA settlement of $128.7 million due to payment.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Capital expenditures for the six month period ended October 30, 2009 were $47.5 million. We paid $102.4 million for net purchases and redemptions of short-term investments and received $4.5 million from the sale of nonmarketable and marketable securities.

Cash Flows from Financing Activities

We received $61.5 million from financing activities for the six month period ended October 30, 2009. Proceeds from employee stock option exercises and employee stock purchase plan were $65.9 million. We withheld shares with an aggregate value of $5.7 million in connection with the vesting of certain employees’ restricted stock units for purposes of satisfying those employees’ federal, state, and local withholding tax obligations.

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

Stock Repurchase Program

At October 30, 2009, $1.1 billion remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

As of October 30, 2009, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (See Note 7 to our condensed consolidated financial statements). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of October 30, 2009, the Notes have not been repurchased or converted. We also have not received any shares under the related Note Hedges or delivered cash or shares under the related Warrants.

Credit Facilities

As of October 30, 2009, we have an unsecured revolving credit facility totaling $250.0 million, of which $0.6 million was allocated as of October 30, 2009 to support certain of our outstanding letters of credit.

This credit facility requires us to maintain specified financial covenants, with which we were in compliance as of October 30, 2009. Such specified financial covenants include a maximum ratio of Total Debt to Earnings before

Interest, Taxes, Depreciation and Amortization and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the credit facility, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts outstanding thereunder and to terminate the facility.

Contractual Obligations

The following summarizes our contractual obligations at October 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2010*	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$14.5	$24.8	$20.3	$17.1	$15.0	$34.0	$125.7
Real estate lease payments(2)	1.8	3.7	3.7	129.4	—	—	138.6
Equipment operating lease payments	15.8	21.3	8.5	1.2	—	—	46.8
Purchase commitments with contract manufacturers(3)	90.7	—	—	—	—	—	90.7
Other purchase orders and commitments	19.3	16.9	11.0	4.6	1.2	0.2	53.2
Capital expenditures	1.0	—	—	—	—	—	1.0
1.75% Convertible notes(4)	11.1	22.1	22.1	22.1	1,276.1	—	1,353.5
Uncertain tax positions(5)	—	—	—	—	—	96.0	96.0

Total Contractual Cash Obligations	$154.2	$88.8	$65.6	$174.4	$1,292.3	$130.2	$1,905.5

Other Commercial Commitments:
Letters of credit	$3.7	$0.4	$0.3	$0.1	$—	$0.6	$5.1

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

*	Reflects the remaining six months of fiscal 2010.

(1)	Sublease income of $0.7 million in the remainder of fiscal 2010, $1.1 million in fiscal 2011, $0.4 million in each of the fiscal years 2012, 2013 and 2014, and $0.2 million thereafter has been excluded from the table.

(2)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $1.8 million in the remainder of fiscal 2010; $3.7 million in each of the fiscal years 2011 and 2012; and $2.3 million in fiscal 2013, which are based on either the LIBOR rate at October 30, 2009 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 16 to our condensed consolidated financial statements. Sublease income of $5.3 million in the remainder of fiscal 2010, $4.7 million in fiscal 2011, $0.4 million in fiscal 2012 and $0.3 million in fiscal 2013 has been excluded from the table.

(3)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase order with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of October 30, 2009, the liability for these purchase commitments in excess of future demand was approximately $3.2 million and is recorded in other accrued liabilities.

(4)	Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 7 to our condensed consolidated financial statements). Estimated interest payments for the Notes are $88.5 million for fiscal 2010 through fiscal 2014.

(5)	As of October 30, 2009, our liability for uncertain tax positions was $96.0 million.

As of October 30, 2009, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which requires us to lease our land to BNPPLC for a period of 99 years, and to lease approximately 564,274 square feet of office space for our headquarters in Sunnyvale costing up to $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at October 30, 2009, and the date we began to make payments for each of our leasing arrangements (in millions):

			LIBOR
			plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48.5	$41.2	3.99%	January 2008	5 years
2	$80.0	$68.0	1.10%	December 2007	5 years
3	$10.5	$8.9	3.97%	December 2007	5 years
4	$10.6	$9.0	3.99%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of October 30, 2009. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the leases which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements, or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

We may from time to time terminate one or more of our leasing arrangements and repay amounts outstanding in order to meet our operating or other objectives.

Legal Contingencies

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we paid the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts between August 1997 and February 2005. In September 2009, we received a letter from the GSA confirming that the Company will not be excluded from further government contracting as a result of this dispute.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of

California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of October 30, 2009.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of October 30, 2009, our financial guarantees of $5.1 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of October 30, 2009, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $358.0 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 10 to our condensed consolidated financial statements for more information related to our hedging activities.

In the ordinary course of business, we enter into recourse lease financing arrangements with third-party leasing companies and from time to time provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to the third-party funding companies in the event of nonpayment by end-user customers. See Note 16 of our condensed consolidated financial statements for more information related to these financing arrangements.

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

We have commitments related to four lease arrangements with BNPPLC for approximately 564,274 square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”).

We have evaluated our accounting for these leases as required by guidance on accounting for variable interest entities and have determined the following:

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

Accordingly, under current accounting guidance, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNPPLC lease. Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $138.6 million as discussed in above in “Contractual Obligations”.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of October 30, 2009, we had available-for-sale investments of $1,335.5 million. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, U.S. government agency bonds, U.S. Treasuries, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 30, 2009 would cause the fair value of these available-for-sale investments to decline by approximately $1.0 million. Volatility in market interest rates over time will, however, cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of October 30, 2009, we recorded cumulative unrealized loss of $3.8 million, offset by an immaterial amount of unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend and have the ability to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. See Note 9 to our condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at October 30, 2009.

Lease Commitments — As of October 30, 2009, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at October 30, 2009 would increase our lease payments on this one floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

Convertible Notes — In June 2008, we issued $1.265 billion principal amount of 1.75% Notes due 2013, of which $1.017 billion was allocated to debt and $0.248 billion was allocated to equity. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the Note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and separately, warrant transactions, to reduce the potential dilution from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of October 30, 2009, the principal amount of our Notes, which consists of the combined debt and equity components, was $1.265 billion, and the total estimated fair value of such was $1.4 billion based on the closing trading price of $109.9 per $100 of our Notes as of that date.

Nonmarketable Securities — Our investments in nonmarketable securities had a carrying amount of $2.0 million as of October 30, 2009. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our condensed consolidated statements of operations.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at October 30, 2009, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts outstanding (based on trade date) on October 30, 2009 (in millions):

		Foreign Currency	Notional Contract	Notional Fair
Currency	Buy/Sell	Amount	Value in USD	Value in USD

Forward Contracts:
EUR	Sell	141.4	$208.0	$208.0
GBP	Sell	31.8	$52.2	$52.2
CAD	Sell	18.8	$17.3	$17.3
Other	Sell	N/A	$20.9	$20.9
AUD	Buy	40.0	$35.9	$35.9
Other	Buy	N/A	$10.7	$10.7
Option Contracts:
EUR	Sell	9.0	$13.2	$13.0

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 30, 2009, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including its consolidated subsidiaries, required to be disclosed in its Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), under which we paid the United States $128.0 million, plus interest of $0.7 million, related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of the GSA contracts between August 1997 and February 2005 in consideration for the release of NetApp by the DOJ and GSA with respect to the claims alleged in the investigation as set forth in the settlement agreement. We made the settlement payment on

April 27, 2009. In September 2009, we received a letter from the GSA confirming that the Company will not be excluded from further government contracting as a result of this dispute.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. The three lawsuits are currently in the discovery phase and no trial date has been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of October 30, 2009.

On June 12, 2009, a purported class action lawsuit was filed on behalf of the shareholders of Data Domain, Inc. (Data Domain) in the Court of Chancery of the State of Delaware (the Delaware Suit). In addition, on June 19, 2009, a purported class action lawsuit was filed on behalf of Data Domain’s shareholders in the Superior Court of the State of California, County of Santa Clara (the California Suit). These lawsuits named as defendants the Data Domain directors, and NetApp and its merger subs (with the California Suit also naming Data Domain itself), and alleged breach of fiduciary duty by the Data Domain board of directors and aiding and abetting such breach by NetApp. Both complaints initially sought injunctive relief and damages. On July 23, 2009, the plaintiff in the California Suit purported to serve an amended complaint alleging a single claim for attorneys’ fees and expenses based on the benefit allegedly conferred by the plaintiff’s lawsuit upon Data Domain’s shareholders. On August 26, 2009, the plaintiff in the Delaware Suit moved to dismiss its action and requested attorneys’ fees and expenses based on the benefit allegedly conferred by the plaintiff’s lawsuit upon Data Domain’s shareholders. On October 16, 2009, the plaintiff in the California suit dismissed by stipulation all claims against us and our merger subs. In addition, on November 6, 2009, the plaintiff in the Delaware Suit confirmed by stipulation that its request for attorneys’ fees and expenses was not directed against us and that it did not seek any award of fees or expenses from us or our merger subs.

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

Our operating results may be adversely affected by unfavorable economic and market conditions.

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (“IT”) market, resulting in:

•	Reduced demand for our products as a result of constraints on IT related spending by our customers;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Risk of excess and obsolete inventories;

•	Excess facilities costs;

•	Higher overhead costs as a percentage of revenue;

•	Increased risk of losses or impairment charges related to our investment portfolio;

•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines or businesses and related asset impairments.

Any of the above mentioned factors could have a material and adverse effect on our business and financial performance.

Our quarterly operating results may fluctuate, which could adversely impact our common stock price.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	A shift in federal government spending patterns;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	The level of price and product competition in our target product markets;

•	The impact of the economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;

•	The overall movement toward industry consolidation among both our competitors and our customers;

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	The timing of bookings or the cancellation of significant orders;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Technological changes in our target product markets;

•	Our levels of expenditure on research and development and sales and marketing programs;

•	Our ability to achieve targeted cost reductions;

•	Adverse movements in foreign currency exchange rates as a result of our international operations;

•	Excess or inadequate facilities;

•	Actual events, circumstances, outcomes and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of valuation allowances), liabilities, and other items reflected in our consolidated financial statements;

•	Disruptions resulting from new systems and processes as we continue to enhance and scale our system infrastructure;

•	Future accounting pronouncements and changes in accounting rules, such as the increased use of fair value measures, changes in accounting standards related to revenue recognition, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS);

•	Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the second quarter of our fiscal year, with the latter due in part to the impact of the U.S. federal government’s September 30 fiscal year end on the timing of its orders, and

•	Linearity, such as our historical intraquarter revenue pattern in which a disproportionate percentage of each quarter’s total revenues occur in the last month of the quarter.

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

Our revenues for a particular period are difficult to forecast, especially in light of the recent global economic downturn and related market uncertainty. Product sales are also difficult to forecast because the storage and data management market is rapidly evolving, and our sales cycle varies substantially from customer to customer. New or additional product introductions also increase the complexities of forecasting revenues.

Additionally, we derive a majority of our revenue in any given quarter from orders booked in the same quarter. Bookings typically follow intraquarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve bookings in the latter part of a quarter consistent with our quarterly targets, our financial results will be adversely impacted.

We use a “pipeline” system, a common industry practice, to forecast bookings and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a bookings pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts varies from customer to customer, can be difficult to estimate, and requires management judgment. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and could materially and adversely impact our business or our planned results of operations. In particular, the recent adverse events in the economic environment and financial markets have made it even more difficult for us to forecast our future results and may result in a reduction in our quarterly conversion rate as our customers’ purchasing decisions are delayed, reduced in amount, or cancelled.

Uncertainty about future global economic conditions has caused consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining customer confidence. Accordingly, future demand for our products could differ from our current expectations.

We have experienced periods of alternating growth and decline in revenues and operating expenses. If we are not able to successfully manage these fluctuations, our business, financial condition and results of operations could be significantly impacted.

The recent global financial crisis has led to a worldwide economic downturn that has created a challenging operating environment for our business. If the economy does not improve or worsens, demand for our products and services and our revenues may be adversely impacted. A prolonged downturn can adversely affect our revenues, gross margin and results of operations. During such economic downturns, it is critical to appropriately align our cost structure with prevailing market conditions and to minimize the effect of such downturns on our operations, while also maintaining our capabilities and strategic investments for future growth.

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

Conversely, if we are unable to effectively manage our resources and capacity during periods of increasing demand for our products, we could experience a material adverse effect on operations and financial results. If the network storage market fails to grow, or grows slower than we expect, our revenues will be adversely affected. Also, even if IT spending increases, our revenue may not grow at the same pace.

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

In February 2009, in response to global economic conditions and uncertainty about future IT spending, we announced a restructuring of our worldwide operations in an effort to strategically align our cost structure with expected revenues, as well as to reallocate resources into areas of our business with more growth potential.

Additionally, in December 2008, we decided to cease development and availability of our SnapMirror® for Open Systems (“SMOS”) products, and as a result recorded restructuring charges attributable primarily to severance and employee-related and facility closure costs, as well as the impairment of certain acquired intangible assets.

We may not be able to realize the expected benefits of these restructuring plans. Our restructuring plans may fail to improve our gross margins, results of operations and cash flows as we anticipate. Our inability to realize these benefits may result in an ineffective business structure that could negatively impact our results of operations. In addition to costs related to severance and other employee-related costs, our restructuring plans may also subject us to litigation risks and expenses.

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

We may face increased risks and uncertainties related to our current or future investments in private companies, and these investments may not achieve our objectives.

On occasion, we make strategic investments in other companies, including private equity funds, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control. As of October 30, 2009, we had an investment with the carrying value of $2.0 million in a private equity fund. The risks to our strategic investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its estimated fair value, based on available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenue may be impacted negatively.

An element of our strategy to increase revenue is to strategically partner with major third-party software and hardware vendors that integrate our products into their products and also co-market our products with these vendors. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. In addition, in November 2009, we announced our intention to expand our relationship with Fujitsu. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenue or may not continue to be in effect for any specific period of time. If these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

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

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenue from these channel partners. During the three and six month periods ended October 30, 2009, revenues generated from sales through our channel partners accounted for 67% and 68% of our revenues, respectively. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

A portion of our revenue is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by these parties has and in the future could negatively affect our revenue.

During the three and six month periods ended October 30, 2009, sales to Arrow and Avnet, who are U.S. distributors, each accounted for approximately 12% and 11% of our revenues, respectively. The loss of orders from any of our more significant customers, strategic partners, distributors or resellers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, and seek to limit such open credit to amounts we believe the customers can pay. Beyond our open credit arrangements, we also have recourse and nonrecourse customer financing leasing arrangements with third party leasing companies through preexisting relationships with customers. Under the terms of recourse leases, which are treated as off-balance sheet arrangements, we remain liable for the aggregate unpaid remaining lease payments to the third party leasing company in the event that any customers default. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our funding parties in the event of nonpayment by end-user customers. We expect demand for customer financing to continue. During periods of economic downturn in the storage industry and the global economy, our exposure to credit risks from our customers increases. In addition, our exposure to credit risks of our customers may increase if our customers and their customers or their lease financing sources are adversely affected by the global economic downturn, or if there is a continuation or worsening of the downturn. Although we have programs in place to monitor and mitigate the associated risks, such programs may not be effective in reducing our credit risks.

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

There has been a trend toward industry consolidation in our markets for several years. For example, in April 2009, Oracle Corporation, one of our strategic partners, announced its plan to acquire Sun Microsystems, one of our competitors; in addition, in July 2009, EMC, one of our competitors, acquired Data Domain. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. For example, in November 2009, Cisco and EMC together with VMware announced a Virtual Computing Environment coalition. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. Competitive pressures we face could materially and adversely affect our business and operating results.

Our future financial performance depends on growth in the storage and data management markets. If these markets do not perform as we expect and upon which we calculate and forecast our revenues, our operating results will be materially and adversely impacted.

All of our products address the storage and data management markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and data management markets and on our ability to adapt to emerging standards in these markets. The markets for storage and data management have been adversely impacted by the global economic downturn and may not grow as anticipated or may decline.

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

At October 30, 2009, we had $3.1 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, certificates of deposit, and money market funds, including the Primary Fund. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

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

As a result of the bankruptcy filing of Lehman Brothers, which occurred during fiscal 2009, we recorded an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Primary Fund that held Lehman

Brothers investments. As of October 30, 2009, we have an investment in the Primary Fund, an AAA-rated money market fund at the time of purchase, with a par value of $49.1 million and an estimated fair value of $39.8 million, which suspended redemptions in September 2008 and is in the process of liquidating its portfolio of investments. On December 3, 2008, it announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve to be set aside out of its assets for pending or threatened claims, as well as anticipated costs and expenses, including related legal and accounting fees. On February 26, 2009, the Primary Fund announced a plan to set aside $3.5 billion of the fund’s remaining assets as the “special reserve” which may be increased or decreased as further information becomes available. However, on November 25, 2009, the U.S. District Court issued an order enjoining the Primary Fund’s liquidation plan and ordered that the remaining assets of the Primary Fund be liquidated and distributed on a pro rata basis to all Primary Fund shareholders who have not received $1.00 per share owned on or after September 15, 2008, provided however, that an expense fund of $83.5 million to cover claims for indemnification and management fees and expenses shall be set aside and be withheld from distribution. As of October 30, 2009, we have received less than $1 per share owned of our original investment. We could realize additional losses in our holdings of the Primary Fund and may not receive all or a portion of our remaining balance in the Primary Fund as a result of market conditions and ongoing litigation against the fund.

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

Substantially all of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $74.7 million. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

As of October 30, 2009, we determined there was a total decline in the fair value of our ARS investments of approximately $5.7 million, of which we have recorded cumulative temporary impairment charges of $2.1 million, and $3.6 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheets of October 30, 2009 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market liquidity does not occur, we may be required to record additional impairment charges in future quarters.

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

Our access to undrawn amounts under our credit facility and the ongoing extension of credit under our synthetic lease arrangements are subject to continued compliance with financial covenants, which could be more challenging in a difficult operating environment. If we do not comply with these restrictive and financial covenants or otherwise default under the facility or arrangements, we may be required to repay any outstanding amounts under this credit facility or repurchase the properties and facility which are subject to the synthetic lease arrangements. If we lose access to the credit facility and synthetic lease arrangements, we may not be able to obtain alternative financing on acceptable terms, which could limit our operating flexibility.

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

We have various synthetic lease arrangements with BNP Paribas Leasing Corporation as lessor (“BBPPLC”) for our headquarters office buildings and land in Sunnyvale, California. These synthetic leases qualify for operating lease accounting treatment under the accounting guidance for leases and are not considered variable interest entities under applicable accounting guidance. Therefore, we do not include the properties or the associated debt on our condensed consolidated balance sheet. However, if circumstances were to change regarding our or BNPPLC’s ownership of the properties, or in BNPPLC’s overall portfolio, we could be required to consolidate the entity, the leased facilities and the associated debt.

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

We conduct a significant portion of our business outside the United States. A substantial portion of our revenues is derived from sales outside of the U.S. During the three month periods ended October 30, 2009 and October 24, 2008, our international revenues accounted for 46% and 45% of our total revenues, respectively. During the six month periods ended October 30, 2009 and October 24, 2008, our international revenues accounted for 45% and 46% of our total revenues, respectively. In addition, we have research and development centers overseas, and a substantial portion of our products are manufactured outside of the U.S. Accordingly, our business and our future operating results could be materially and adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

Additionally, the United States Court of Appeals for the Ninth Circuit on May 27, 2009 held in Xilinx Inc. v. Commissioner that stock-based compensation must be included in the research and development cost base of companies that have entered into a cost sharing arrangement and must, therefore, be allocated among the participants based on anticipated benefits. The Court is considering a review of the decision by the full Ninth Circuit panel of justices. The Court’s reversal of the prior U.S. Tax Court decision impacts our estimate of tax benefits that are required to be recognized under accounting guidance for income taxes. We evaluated the impact of the Xilinx case on our provision for income taxes for fiscal 2010 and established additional liabilities for uncertain tax positions of $32.6 million. This additional liability for uncertain tax positions results in a reduction of our unrecognized tax attributes.

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

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or pending litigation with respect to those companies. During fiscal 2009, we received Notices of Proposed Adjustments from the IRS in connection with federal income tax audits conducted with respect to our fiscal 2003 and 2004 tax years. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and recently received a rebuttal from the IRS examination team in response to our protest. If the ultimate determination of income taxes assessed under the current IRS audit or under audits being conducted in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

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

We are continually seeking ways to make our cost structure and business process more efficient, including moving activities from higher- to lower-cost owned locations, as well as outsourcing certain business process functions. Problems with the execution of these changes could have an adverse effect on our business or results of operations.

We continuously seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills worldwide. For example, certain engineering activities and projects that were formerly performed in the U.S. have been moved to lower cost international locations. The challenges involved with these initiatives include executing business functions in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.

We will rely on partners or third party service providers for the provision of certain business process functions and activities in IT, human resources and accounting, and as a result, we may incur increased business continuity risks as we increase our reliance on such parties. For example, we may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the management and internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse effect on our operating results. In addition, we may not achieve the expected benefits of our business process improvement initiatives.

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

The following table provides information as of October 30, 2009 with respect to the shares of common stock repurchased by NetApp during the three month period ended October 30, 2009:

				Approximate Dollar Value of
			Total Number of Shares	Shares that may yet be
	Total Number	Average	Purchased as Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Repurchase
Period	Purchased	per Share	Program(1)	Program(1)
	(Shares in		(Shares in thousands)	(Dollars in millions)
	thousands)

August 1, 2009 — August 28, 2009	—	$—	—	$1,096
August 29, 2009 — September 25, 2009	—	$—	—	$1,096
September 26, 2009 — October 30, 2009	—	$—	—	$1,096

Total	—	$—	—	$1,096

(1)	On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of October 30, 2009, our Board of Directors had authorized the repurchase of up to $4,023,638,730 of common stock under this program. We did not repurchase any common stock during the three month period ended October 30, 2009. As of October 30, 2009, we had repurchased 104,325,286 shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927,376,373 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096,262,357 with no termination date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On October 14, 2009, we held our 2009 Annual Meeting of Stockholders. Voting results are summarized below:

Proposal I — To elect the following individuals to serve as members of the Board of the Directors for the ensuing year or until their respective successors are duly elected and qualified:

Name	Votes For	Abstain

Daniel J. Warmenhoven	280,994,773	9,088,948
Donald T. Valentine	280,594,536	9,489,185
Jeffry R. Allen	167,846,481	122,237,240
Alan L. Earhart	284,509,946	5,573,776
Thomas Georgens	281,968,374	8,115,347
Mark Leslie	280,984,405	9,099,317
Nicholas G. Moore	284,448,586	5,635,135
George T. Shaheen	282,549,881	7,533,840
Robert T. Wall	278,167,883	11,915,838

No members of the Company’s Board of Directors had continuing terms without election.

Proposal II — To approve an amendment to modify the number of shares issued pursuant to the stock issuance, and performance share and performance unit programs under the Company’s 1999 Stock Option Plan.

Votes For	Against	Abstain

192,450,174	64,827,064	223,718

Proposal III — To approve an amendment to the Automatic Option Grant Program under the 1999 Stock Option Plan.

Votes For	Against	Abstain

230,398,701	26,882,752	219,503

Proposal IV — To approve an amendment to the Employee Stock Purchase Plan (Purchase Plan) to increase the share reserve under the Purchase Plan by an additional 6,700,000 shares of common stock.

Votes For	Against	Abstain

244,799,587	12,587,680	113,689

Proposal V — To approve an amendment and restatement of the Executive Compensation Plan.

Votes For	Against	Abstain

242,309,051	47,450,209	324,461

Proposal V — To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending April 30, 2010.

Votes For	Against	Abstain

282,596,257	7,041,188	446,276

Item 5.	Other Information

The Company filed a Current Report on 8-K on November 25, 2009 related to an agreement to purchase land in Bangalore, India, which is hereby incorporated by reference into this Item 5.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: December 2, 2009

EXHIBIT INDEX

Exhibit No		Description

3	.1(1)	Certificate of Incorporation of the Company, as amended.
3.2		Bylaws of the Company.
10	.1(2)	The Company’s Amended and Restated 1999 Stock Option Plan.
10	.2(2)	The Company’s Amended and Restated Employee Stock Purchase Plan.
10	.3(2)	The Company’s Amended and Restated Executive Compensation Plan.
10.4		The Company’s Amended and Restated Change of Control Severance Agreement (CEO).
10.5		The Company’s Amended and Restated Change of Control Severance Agreement (Executive Chairman).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(2)	Previously filed as exhibits to the Company’s Proxy Statement dated August 20, 2009.