Form 10-Q
period 2010-01-29
NetApp, Inc.
filed 2010-03-01
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2010

Common Stock	344,642,084

TRADEMARKS

© Copyright 2010 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go further, faster, NearStore, and SnapMirror are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Windows is a registered trademark of Microsoft Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	January 29,	April 24,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,975,826	$1,494,153
Short-term investments	1,257,445	1,110,053
Accounts receivable, net of allowances of $2,077 and $3,068 at January 29, 2010 and April 24, 2009, respectively	457,536	446,537
Inventories	72,048	61,104
Prepaid expenses and other assets	143,950	119,887
Short-term deferred income taxes	110,596	207,050

Total current assets	4,017,401	3,438,784
Property and Equipment, Net	797,961	807,923
Goodwill	680,986	680,986
Intangible Assets, Net	30,024	45,744
Long-Term Investments and Restricted Cash	72,824	127,317
Long-Term Deferred Income Taxes and Other Assets	369,438	283,625

	$5,968,634	$5,384,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$139,145	$137,826
Accrued compensation and related benefits	269,816	204,168
Other accrued liabilities	201,186	190,315
Accrual for GSA settlement	—	128,715
Income taxes payable	6,803	4,732
Deferred revenue	1,064,579	1,013,569

Total current liabilities	1,681,529	1,679,325
1.75% Convertible Senior Notes Due 2013	1,089,496	1,054,717
Other Long-Term Obligations	140,255	164,499
Long-Term Deferred Revenue	730,374	701,649

	3,641,654	3,600,190

Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock (448,799 and 436,565 shares issued at January 29, 2010 and April 24, 2009, respectively)	449	437
Additional paid-in capital	3,391,875	3,115,796
Treasury stock at cost (104,325 shares at January 29, 2010 and April 24, 2009)	(2,927,376)	(2,927,376)
Retained earnings	1,855,711	1,600,490
Accumulated other comprehensive income (loss)	6,321	(5,158)

Total stockholders’ equity	2,326,980	1,784,189

	$5,968,634	$5,384,379

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Revenues:
Product	$618,955	$528,198	$1,622,349	$1,646,489
Software entitlements and maintenance	170,863	156,546	505,968	453,680
Service	221,832	189,599	631,321	554,581
GSA settlement	—	(128,000)	—	(128,000)

Net revenues	1,011,650	746,343	2,759,638	2,526,750

Cost of Revenues:
Cost of product	253,907	252,327	665,576	762,437
Cost of software entitlements and maintenance	2,944	2,320	9,162	6,765
Cost of service	113,259	98,480	314,186	301,528

Total cost of revenues	370,110	353,127	988,924	1,070,730

Gross margin	641,540	393,216	1,770,714	1,456,020

Operating Expenses:
Sales and marketing	324,768	291,634	927,036	898,786
Research and development	129,329	122,662	392,000	373,509
General and administrative	58,079	51,048	174,569	151,523
Restructuring and other charges	68	18,955	2,743	18,955
Merger termination proceeds, net	—	—	(41,120)	—

Total operating expenses	512,244	484,299	1,455,228	1,442,773

Income (Loss) from Operations	129,296	(91,083)	315,486	13,247
Other Income (Expenses), Net:
Interest income	7,464	12,799	23,060	45,894
Interest expense	(18,226)	(17,674)	(55,343)	(44,993)
Gain (loss) on investments, net	733	(1,691)	3,446	(26,926)
Other expenses, net	(1,369)	(1,249)	(3,587)	(3,717)

Total other expenses, net	(11,398)	(7,815)	(32,424)	(29,742)

Income (Loss) Before Income Taxes	117,898	(98,898)	283,062	(16,495)
Provision (Benefit) for Income Taxes	10,018	(17,275)	27,841	(12,648)

Net Income (Loss)	$107,880	$(81,623)	$255,221	$(3,847)

Net Income (Loss) per Share:
Basic	$0.32	$(0.25)	$0.76	$(0.01)

Diluted	$0.30	$(0.25)	$0.73	$(0.01)

Shares Used in Net Income (Loss) per Share Calculations:
Basic	341,439	329,026	337,478	330,067

Diluted	360,321	329,026	349,438	330,067

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 29, 2010	January 23, 2009

Cash Flows from Operating Activities:
Net income (loss)	$255,221	$(3,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,963	129,834
Stock-based compensation	122,087	98,597
Gain (loss) on investments	(2,429)	17,627
Asset impairment and write-offs	1,717	28,265
Allowance for doubtful accounts	248	1,903
Accretion of discount and issuance costs on notes	37,755	28,769
Deferred income taxes	(2,406)	(82,343)
Deferred rent	(2,839)	3,037
Tax benefit from stock-based compensation	(2,725)	40,937
Excess tax benefit from stock-based compensation	(1,027)	(34,928)
Changes in assets and liabilities:
Accounts receivable	(7,946)	230,267
Inventories	(10,897)	(11,959)
Prepaid expenses and other assets	(27,305)	(463)
Accounts payable	(360)	(42,156)
Accrued compensation and related benefits	61,446	(6,094)
Other accrued liabilities	6,048	18,716
Accrual for GSA settlement	(128,715)	128,000
Income taxes payable	2,119	327
Long-term other liabilities	14,402	11,148
Deferred revenue	60,085	137,998

Net cash provided by operating activities	500,442	693,635

Cash Flows used in Investing Activities:
Purchases of investments	(1,334,941)	(711,488)
Redemptions of investments	1,243,496	886,571
Reclassification from cash and cash equivalents to short-term investments	—	(597,974)
Change in restricted cash	(654)	(444)
Purchases of nonmarketable securities	—	(250)
Proceeds from nonmarketable securities	4,786	1,057
Purchases of property and equipment	(97,222)	(154,901)

Net cash used in investing activities	(184,535)	(577,429)

Cash Flows from Financing Activities:
Proceeds from sale of common stock related to employee stock transactions	169,379	73,418
Tax withholding payments reimbursed by employee stock transactions	(12,698)	(4,185)
Excess tax benefit from stock-based compensation	1,027	34,928
Proceeds from issuance of convertible notes	—	1,265,000
Payment of issuance costs	—	(26,581)
Sale of common stock warrants	—	163,059
Purchase of note hedges	—	(254,898)
Repayment of revolving credit facility	—	(172,600)
Repurchases of common stock	—	(399,981)

Net cash provided by financing activities	157,708	678,160

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8,058	(22,645)
Net Increase in Cash and Cash Equivalents	481,673	771,721
Cash and Cash Equivalents:
Beginning of period	1,494,153	936,479

End of period	$1,975,826	$1,708,200

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$12,298	$7,333
Supplemental Cash Flow Information:
Income taxes paid	$21,178	$22,696
Income taxes refunded	$2,156	$6,662
Interest paid on debt	$22,138	$12,672

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

2.	Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by NetApp, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended April 24, 2009 contained in the Company’s Annual Report on Form 10-K filed on June 17, 2009, as revised in the Company’s Current Report on Form 8-K filed on September 30, 2009. The results of operations for the three and nine month periods ended January 29, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

We operate on a 52-week or 53-week fiscal year ending on the last Friday in April. The first nine month period of fiscal 2010 was a 40-week, or 280-day period, and the first nine month period of fiscal 2009 was a 39-week, or 273-day period.

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

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for the fair value measurement of liabilities. The purpose of this revision is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The revised guidance was effective for us during the three month period ended on January 29, 2010 and did not have a material impact on our financial statements.

In June 2009, the FASB issued revised guidance for the accounting for variable interest entities (VIEs). The scope within the revised standard now includes qualifying special-purpose entities and provides revised guidance on (1) determining the primary beneficiary of the VIE, (2) how power is shared, (3) consideration for kick-out, participating and protective rights, (4) reconsideration of the primary beneficiary, (5) reconsideration of a VIE, (6) fees paid to decision makers or service providers, and (7) presentation requirements. We are required to adopt this standard at the beginning of our first quarter of fiscal 2011, which begins on May 1, 2010. Early adoption is prohibited. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In addition, in October 2009, the FASB amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition guidance. The revised revenue recognition accounting standards are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are required to adopt this standard at the beginning of fiscal 2012, which begins on April 30, 2011. We are assessing the impact of the new accounting standards on our financial position and results of operations.

In January 2010, the FASB issued revised guidance on disclosures related to fair value measurements. This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for us beginning in the fourth quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us in the first quarter of fiscal 2012. We do not expect the adoption to have a material impact on our financial statements.

3.	Concentration of Risk

Sales to customers, who are distributors, for the three and nine month periods ended January 29, 2010 and January 23, 2009 are as follows.

	Three Months Ended				Nine Months Ended
	January 29,	% of	January 23,	% of	January 29,	% of	January 23,	% of
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues

Avnet	$120,366	12%	$90,507	12%	$315,849	11%	$264,360	10%
Arrow	158,997	16%	85,852	12%	359,918	13%	272,017	11%

The following customers accounted for 10% or more of net accounts receivable as of January 29, 2010. No customer accounted for 10% or more of net accounts receivable as of April 24, 2009.

		% of
	January 29,	Accounts
	2010	Receivable

Avnet	$47,974	10%
Arrow	46,572	10%

Sales to customers in Germany for the three and nine month periods ended January 29, 2010 and January 23, 2009 are as follows.

	Three Months Ended				Nine Months Ended
	January 29,	% of	January 23,	% of	January 29,	% of	January 23,	% of
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues

Germany	$104,158	10%	$85,747	11%	$284,710	10%	$264,476	10%

4.	Use of Estimates

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

With the exception of the adoption of revised accounting guidance as described above, there have been no significant changes in our significant accounting policies for the three and nine month periods ended January 29, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009, as revised to reflect the adoption of the new guidance on accounting for convertible debt by our Current Report on Form 8-K filed on September 30, 2009.

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

On May 20, 2009, we announced that we had entered into a merger agreement with Data Domain, Inc. (Data Domain) under which we would acquire Data Domain in a stock and cash transaction. On July 8, 2009, Data Domain’s Board of Directors terminated the merger agreement and, pursuant to the terms of the agreement, Data

Domain paid us a $57,000 termination fee. We incurred $15,880 of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in a net amount of $41,120 reported as merger termination proceeds, net in the condensed consolidated statement of operations for the nine month period ended January 29, 2010.

7.	Convertible Notes and Credit Facility

1.75% Convertible Senior Notes Due 2013

On June 10, 2008, we issued $1,265,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes) to initial purchasers who resold the Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. The Notes are unsecured, unsubordinated obligations of the Company. Interest is payable in cash at a rate of 1.75% per annum. The net proceeds from the offering, after deducting the initial purchasers’ issuance costs and offering expenses of $26,581, were $1,238,419.

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

The statements of operations for the three and nine month periods ended January 23, 2009 were impacted by the adoption of the new guidance as follows:

	Three Months Ended January 23, 2009		Nine Months Ended January 23, 2009
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted

Interest expense	$(7,238)	$(17,674)	$(19,355)	$(44,993)
Benefit from income taxes	(13,070)	(17,275)	(2,318)	(12,648)
Net income (loss)	(75,392)	(81,623)	11,461	(3,847)
Net income (loss) per share — basic	$(0.23)	$(0.25)	$0.03	$(0.01)
Net income (loss) per share — diluted	$(0.23)	$(0.25)	$0.03	$(0.01)

The amortization of the debt discount is a non-cash expense and has no impact on total operating, investing and financing cash flows in the prior period condensed consolidated statements of cash flows.

The following table reflects the carrying value of our convertible debt as of January 29, 2010 and April 24, 2009:

	January 29,	April 24,
	2010	2009

1.75% Convertible Notes Due 2013	$1,265,000	$1,265,000
Less: Unamortized discount	(175,504)	(210,283)

Net long-term carrying amount of Notes	$1,089,496	$1,054,717

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and the amortization of the discount and issuance costs:

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Contractual interest coupon	$5,473	$5,473	$16,910	$13,775
Amortization of debt discount	11,479	10,773	34,779	26,497
Amortization of issuance costs	985	920	2,976	2,272

Total interest cost recognized	$17,937	$17,166	$54,665	$42,544

The remaining debt discount and issuance cost of $175,504 and $15,153, respectively, as of January 29, 2010 will be amortized over the expected remaining life of the Notes, which is approximately 3.3 years.

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

As of January 29, 2010, none of the conditions allowing the holders of the Notes to convert had been met and we had not issued any shares related to the Notes. As of January 29, 2010, the if-converted value of the Notes did not exceed their face value.

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we entered into note hedge transactions (the Note Hedges), which are designed to mitigate potential dilution from the conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than $31.85 per share, subject to adjustments. The Note Hedges generally cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting Note holders in the event of a conversion of the Notes. The Note Hedges expire at the earlier of (i) the last day on which any Notes remain outstanding and (ii) the scheduled trading day immediately preceding the maturity date of the Notes. We also entered into separate warrant transactions whereby we sold to the same financial institutions warrants (the Warrants) to acquire, subject to anti-dilution adjustments, 39,700 shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the Warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the Warrants. As of January 29, 2010, we had not received any shares related to the Note Hedges or delivered cash or shares related to the Warrants.

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

Fair Value of Notes

As of January 29, 2010, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $1,399,406, or 110.6% of the face value of the Notes, based upon quoted market information.

Unsecured Credit Agreement

Effective December 22, 2009, we terminated our Unsecured Credit Agreement, dated November 2, 2007 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), among the Company, certain lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. No borrowings were outstanding at the time of termination, and no penalties resulted from the early termination.

8.	Stock-Based Compensation, Equity Incentive Programs and Stockholders’ Equity

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended January 29, 2010 and January 23, 2009, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Cost of product revenues	$1,017	$775	$2,747	$2,347
Cost of service revenues	3,317	2,889	10,778	8,349
Sales and marketing	17,175	15,787	56,830	44,978
Research and development	8,906	8,982	29,531	26,651
General and administrative	6,243	5,997	22,201	16,272

Total stock-based compensation expense	$36,658	$34,430	$122,087	$98,597

The following table summarizes stock-based compensation expense associated with each type of award:

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Employee stock options	$9,626	$21,860	$50,133	$59,917
Restricted stock units (RSUs) and restricted stock awards (RSAs)	16,665	8,789	47,149	23,887
Employee Stock Purchase Plan (ESPP)	10,044	3,782	24,852	14,771
Change in amounts capitalized in inventory	323	(1)	(47)	22

Total stock-based compensation expense	$36,658	$34,430	$122,087	$98,597

For the nine month periods ended January 29, 2010 and January 23, 2009, total income tax benefits (provisions) associated with employee stock transactions and recognized in stockholders’ equity were $(2,725) and $40,937, respectively.

Valuation Assumptions

We estimated the fair value of stock options using the Black-Scholes model on the date of the grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Expected term in years(1)	4.7	4.0	1.3	1.3
Risk-free interest rate(2)	2.21% - 2.38%	1.08% - 1.90%	0.21% - 0.72%	0.92% - 1.47%
Volatility(3)	36% - 38%	59% - 63%	38% - 40%	71% - 76%
Expected dividend(4)	0%	0%	0%	0%

	Stock Options		ESPP
	Nine Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Expected term in years(1)	4.4	4.0	1.3	1.3
Risk-free interest rate(2)	1.89% - 2.58%	1.08% - 3.69%	0.21% - 0.97%	0.92% - 2.52%
Volatility(3)	36% - 49%	38% - 69%	38% - 47%	39% - 76%
Expected dividend(4)	0%	0%	0%	0%

(1)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for the ESPP is based on the term of the purchase period.

(2)	The risk-free interest rate is based upon United States Treasury bills with equivalent expected terms.

(3)	The volatility rate is based on the implied volatility of traded options.

(4)	The expected dividend is based on our history and expected dividend payouts.

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

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows:

	Outstanding Options		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Numbers of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at April 24, 2009	66,119	$29.27
Options granted	6,980	26.77
Options exercised	(6,186)	18.85
Options cancelled in the Exchange	(24,484)	39.05
Options forfeitures and cancellations	(3,424)	33.87

Outstanding at January 29, 2010	39,005	23.94	4.48	$282,309

Options vested and expected to vest as of January 29, 2010	36,742	23.98	4.38	$266,292
Exercisable at January 29, 2010	24,667	24.45	3.63	$178,976

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below (in thousands except per share information):

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Weighted-average fair value per share granted	$11.84	$6.53	$9.71	$7.30
Intrinsic value of options exercised	$46,848	$1,926	$63,339	$22,243
Proceeds received from the exercise of stock options	$76,315	$3,970	$116,652	$23,486
Fair value of options vested	$45,693	$66,222	$127,945	$146,839

There was $105,710 of total unrecognized compensation expense as of January 29, 2010 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.9 years.

The following table summarizes activity related to our RSUs:

		Weighted Average
	Numbers of	Grant Date Fair
	Shares	Value

Outstanding at April 24, 2009	5,453	$22.38
RSUs granted	2,799	28.87
RSUs issued in the Exchange	3,226	21.73
RSUs vested	(1,488)	23.43
RSUs forfeitures and cancellations	(503)	23.38

Outstanding at January 29, 2010	9,487	23.86

As of January 29, 2010, there was $147,560 of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 2.9 years.

The following table summarizes activity related to our RSAs:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested at April 24, 2009	81	$36.68
Awards vested	(50)	34.96

Nonvested at January 29, 2010	31	39.43

Although nonvested shares are legally issued, they are considered contingently returnable shares subject to repurchase by the Company when employees terminate their employment. The total fair value of shares vested during the three and nine month periods ended January 29, 2010 was $1,423 and $1,748, respectively, and during the three and nine month periods ended January 23, 2009 was $594 and $855, respectively. There was $783 of total unrecognized compensation expense as of January 29, 2010 related to RSAs that will be amortized on a straight-line basis over a weighted-average remaining period of 0.9 years.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. Additional information related to our purchase rights issued under the ESPP is summarized below (in thousands except per share information):

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Weighted-average fair value per right granted	$9.99	$5.30	$8.86	$6.17
Shares issued under the ESPP	2,566	2,076	5,073	3,333
Weighted average price of shares issued	$10.59	$11.48	$10.49	$14.96

Stock Repurchase Program

Since the inception of our stock repurchase programs on May 13, 2003 through January 29, 2010, we have purchased a total of 104,325 shares of our common stock at an average price of $28.06 per share for an aggregate purchase price of $2,927,376. As of January 29, 2010, our Board of Directors had authorized the repurchase of up to $4,023,639 of common stock under various stock repurchase programs, and $1,096,262 remains available under these authorizations. The stock repurchase programs may be suspended or discontinued at any time.

During the nine month period ended January 29, 2010, we did not repurchase any shares of our common stock under the stock repurchase program. During the nine month period ended January 23, 2009, we repurchased 16,960 shares of our common stock at an aggregate cost of $399,981, or a weighted average price of $23.58 per share. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

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

Investments

The following is a summary of investments at January 29, 2010 and April 24, 2009:

	January 29, 2010				April 24, 2009
		Gross Unrealized		Estimated		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Corporate bonds	$419,953	$5,253	$(216)	$424,990	$486,151	$2,318	$(1,802)	$486,667
Auction rate securities	71,878	469	(3,620)	68,727	73,278	296	(7,037)	66,537
U.S. government agency bonds	732,279	1,652	(127)	733,804	80,359	1,415	—	81,774
U.S. Treasuries	61,559	601	—	62,160	31,862	773	—	32,635
Corporate securities	4,981	—	(3)	4,978	486,546	1	(464)	486,083
Municipal bonds	1,500	13	—	1,513	—	—	—	—
Certificates of deposit	260,000	—	—	260,000	115,002	83	—	115,085
Money market funds	1,535,538	—	—	1,535,538	1,327,794	—	—	1,327,794

Total debt and equity securities	3,087,688	7,988	(3,966)	3,091,710	2,600,992	4,886	(9,303)	2,596,575
Less cash equivalents	1,765,538	—	—	1,765,538	1,368,355	—	—	1,368,355
Less long-term investments	71,878	469	(3,620)	68,727	124,908	296	(7,037)	118,167

Total short-term investments	$1,250,272	$7,519	$(346)	$1,257,445	$1,107,729	$4,590	$(2,266)	$1,110,053

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 29, 2010:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Corporate bonds	$424,990	$—	$424,990	$—
Trading securities	11,618	11,618	—	—
U.S. government agency bonds	733,804	—	733,804	—
U.S. Treasuries	62,160	62,160	—	—
Municipal bonds	1,513	—	1,513	—
Corporate securities	4,978	—	4,978	—
Certificates of deposit	260,000	—	260,000	—
Money market funds	1,535,538	1,535,538	—	—
Auction rate securities	68,727	—	—	68,727
Investment in nonpublic companies	1,571	—	—	1,571
Foreign currency contracts	6,752	—	6,752	—

Total	$3,111,651	$1,609,316	$1,432,037	$70,298

Liabilities
Foreign currency contracts	$(155)	$—	$(155)	$—

Reported as:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents(1)	$1,765,538	$1,535,538	$230,000	$—
Short-term investments(2)	1,257,445	62,160	1,195,285	—
Trading securities(3)	11,618	11,618	—	—
Long-term investments(4)	70,298	—	—	70,298
Foreign currency contracts(5)	6,752	—	6,752	—

Total	$3,111,651	$1,609,316	$1,432,037	$70,298

Liabilities
Foreign currency contracts(6)	$(155)	$—	$(155)	$—

(1)	Included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet, in addition to $210,288 of cash. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consists primarily of certain money market funds, for which the carrying amounts is a reasonable estimate of fair value.

(2)	Our Short-term investments include U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, and certificates of deposit.

(3)	Trading securities relate to a deferred compensation plan; $2,084 of the deferred compensation plan assets were included in prepaid expenses and other assets and $9,534 of the deferred compensation plan assets were included in long-term deferred income taxes and other assets in the accompanying condensed consolidated balance sheet.

(4)	Long-term investments consist of auction rate securities, in addition to $2,526 of long-term restricted cash, are included in long-term investments and restricted cash in the accompanying condensed consolidated balance sheet.

(5)	Included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet.

(6)	Included in other accrued liabilities in the accompanying condensed consolidated balance sheet.

We classify investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include U.S. Treasury notes, trading securities with quoted prices on active markets, and money market funds.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: corporate bonds, corporate securities, U.S. government agency bonds, municipal bonds, certificates of deposit, and foreign currency contracts. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. We corroborate the prices obtained from the pricing service against other independent sources and, as of January 29, 2010, have not found it necessary to make any adjustments to the prices obtained.

The unrealized losses on our available-for-sale investments in corporate bonds, U.S. government agency bonds, and certificates of deposit were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we do not intend to sell and we will not be likely to be required to sell those investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired at January 29, 2010.

Our foreign currency forward exchange contracts are also classified within Level 2. We determine the fair value of these instruments by considering the estimated amount we would pay or receive to terminate these agreements at the reporting date. We use observable inputs, including quoted prices in active markets for similar assets or liabilities. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted market prices of similar instruments in active markets. In the three month period ended January 29, 2010, net losses generated by hedged assets and liabilities totaled $11,740, which were offset by gains on the related derivative instruments of $10,138. In the nine month period ended January 29, 2010, net losses generated by hedged assets and liabilities totaled $3,019, and losses on the related derivative instruments totaled $2,127. In the three and nine month periods ended January 23, 2009, net losses generated by hedged assets and liabilities totaled $3,373 and $28,478, respectively, which were offset by gains on the related derivative instruments of $1,891 and $24,038, respectively.

We classify items in Level 3 if the investments are valued using a pricing model or based on unobservable inputs in the market. These investments include auction rate securities and cost method investments.

As of April 24, 2009, we held an investment in the Reserve Primary Fund (the Primary Fund), with a recorded value of $51,630, which had been previously written down from its par value of $60,928. During the nine months ended January 29, 2010, the Primary Fund made multiple distributions of its assets to its investors, and as of January 29, 2010, we recovered our recorded investment, with the exception of $205, for which we recognized an additional loss in our income statement in the three month period ended January 29, 2010. Future distributions, if any, will be recognized as income upon receipt.

As of January 29, 2010 and April 24, 2009, we had auction rate securities (ARSs) with a par value of $74,000 and $75,400, respectively, and an estimated fair value of $68,727 and $66,537, respectively, which are classified as long-term investments. Substantially all of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education. As of January 29, 2010, we recorded cumulative temporary losses of $3,151 within AOCI. In addition, we recorded other-than-temporary losses of $2,122 in other income (expense), net, during the three and nine month periods ended January 23, 2009 based on an analysis of the fair value and marketability of these investments. We estimated the fair value for each individual ARS using an income (discounted cash flow)

approach which incorporates both observable and unobservable inputs to discount the expected future cash flows. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

As of January 29, 2010 and April 24, 2009, we held investments in a private equity fund of $1,571 and $2,023, respectively. In addition, at April 24, 2009, we held equity investments in privately held companies of $1,946. For the three and nine month periods ended January 29, 2010, we recorded gains of $830 and $3,543, respectively, and for the three and nine month periods ended January 23, 2009, we recorded impairment charges of $1,691 and losses of $3,674, respectively, on these investments.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs as of January 29, 2010.

	Primary	Auction Rate	Private Equity	Nonpublic
	Fund	Securities	Fund	Companies

Balance at April 24, 2009	$51,630	$66,537	$2,023	$1,946
Total unrealized gains included in other
comprehensive income	—	3,590	(1,245)	—
Total realized gains (losses) included in earnings	(205)	—	940	2,603
Purchases, sales and settlements, net	(51,425)	(1,400)	(147)	(4,549)

Balance at January 29, 2010	$—	$68,727	$1,571	$—

10.	Derivative Financial Instruments

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

Forecasted Transactions.  We use currency forward contracts to hedge exposures related to forecasted sales denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to revenues. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness) is recognized in current period earnings. During the three and nine month periods ended January 29, 2010, no ineffectiveness was recognized in earnings and the time value component in our cash flow hedges was not significant.

Over the next twelve months, it is expected that $776 of derivative net losses recorded in AOCI as of January 29, 2010 will be reclassified into earnings as an adjustment to revenues. The maximum length of time over which forecasted foreign denominated revenues are hedged is six months.

As of January 29, 2010, we had the following outstanding currency forward contracts that were entered into to hedge forecasted foreign denominated sales and our balance sheet monetary asset and liability exposures:

Cash Flow Hedges:

Currency	Buy/Sell	Notional

Euro (EUR)	Sell	$81,331
British pound (GBP)	Sell	18,400

Balance Sheet contracts:

Currency	Buy/Sell	Notional

Euro (EUR)	Sell	$207,951
British pound (GBP)	Sell	68,692
Canadian dollar (CAD)	Sell	14,980
Other	Sell	30,936
Australia Dollar (AUD)	Buy	32,372
Other	Buy	14,878
Put Option (EUR)	Sell	11,079

We net derivative assets and liabilities in the consolidated balance sheets to the extent that master netting arrangements meet the requirements of accounting guidance on balance sheet offsetting.

The fair value of derivative instruments in our condensed consolidated balance sheets as of January 29, 2010 was as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$778	Other accrued liabilities	$(2)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	10,089	Other accrued liabilities	(4,263)

Total derivatives		$10,867		$(4,265)

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statements of operations for the three and nine month periods ended January 29, 2010 was as follows

	Three Months Ended January 29, 2010			Nine Months Ended January 29, 2010
		Gain (Loss)			Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)	Gain (Loss)	Reclassified	Gain (Loss)
Derivatives in Cash Flow	Recognized in	from AOCI into	Recognized in	Recognized in	from AOCI into	Recognized in
Hedging Relationships	OCI (1)	Income(2)	Income(3)	OCI(1)	Income(2)	Income(3)

Foreign exchange forward contracts	$1,531	$379	$(19)	$(4,086)	$(5,385)	$(40)

(1)	Amount recognized in AOCI (effective portion).

(2)	Amount of loss reclassified from AOCI into income (effective portion) located in revenues.

(3)	No ineffectiveness was recognized during the period. Amount of loss recognized in income on derivatives relate to the time value amount being excluded from the effectiveness testing. Such amount is located in other expenses, net.

The effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three and nine month periods ended January 29, 2010 was as follows:

	Three Months Ended	Nine Months Ended
	January 29, 2010	January 29, 2010
Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized(*)

Foreign exchange forward contracts	$10,157	$(2,087)

(*)	Amount of loss recognized in income located in other expenses, net.

11.	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first in, first out basis. Inventories consist of the following:

	January 29,	April 24,
	2010	2009

Purchased components	$1,780	$5,034
Work-in-process	173	56
Finished goods	70,095	56,014

Total	$72,048	$61,104

12.	Goodwill and Purchased Intangible Assets

Goodwill as of January 29, 2010 and April 24, 2009 was $680,986. We conducted our annual goodwill impairment test in the three month period ended April 24, 2009. Based on this analysis, we determined that there was no impairment to goodwill. We will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

Identified intangible assets are summarized as follows:

		January 29, 2010			April 24, 2009
	Amortization		Accumulated	Net		Accumulated	Net
	Period (Years)	Gross Assets	Amortization	Assets	Gross Assets	Amortization	Assets

Identified Intangible Assets:
Patents	5	$895	$(880)	$15	$10,040	$(9,891)	$149
Existing technology	4 - 5	80,100	(56,491)	23,609	107,860	(71,210)	36,650
Trademarks/tradenames	2 - 7	6,400	(3,990)	2,410	6,600	(3,419)	3,181
Customer contracts/relationships	2 - 8	12,200	(8,210)	3,990	12,500	(6,736)	5,764

Total identified intangible assets, net		$99,595	$(69,571)	$30,024	$137,000	$(91,256)	$45,744

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,	Statement of Operations
	2010	2009	2010	2009	Classifications

Patents	$45	$45	$135	$435	Research and development
Existing technology	4,053	6,161	13,041	19,657	Cost of product revenues
Other identified intangibles	848	1,053	2,545	3,571	Sales and marketing

	$4,946	$7,259	$15,721	$23,663

Based on the identified intangible assets recorded at January 29, 2010, future amortization expense for the next five fiscal years is as follows:

Fiscal Year	Amount

Remainder of 2010	$4,916
2011	11,701
2012	7,150
2013	4,963
2014	554
Thereafter	740

Total	$30,024

13.	Restructuring and Other Charges

In the three and nine month periods ended January 29, 2010, we recorded restructuring expense of $68 and $2,743, net, respectively, primarily related to adjustments to future lease commitments and employee severance costs associated with our fiscal 2009 restructuring plan.

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

As of January 29, 2010, approximately $4,540 of the costs associated with these activities was unpaid. We expect that severance-related charges will be substantially paid by April 2010 and the facilities-related lease payments to be substantially paid by January 2013.

Fiscal 2002 Restructuring Plan

As of January 29, 2010, we also have $747 remaining in facility restructuring reserves established as part of a restructuring plan in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease income. We expect to substantially fulfill the remaining contractual obligations related to this facility restructuring reserve by fiscal 2011.

Activities related to the restructuring reserves for the three and nine month periods ended January 29, 2010 were as follows:

	Severance-		Contract
	Related		Cancellation
	Charges	Facilities	Costs	Other	Total

Reserve balance at April 24, 2009	$10,282	$5,446	$199	$1,234	$17,161
Adjustments to accrual and other charges	993	114	(1)	390	1,496
Cash payments	(8,450)	(944)	(78)	(927)	(10,399)
Foreign currency changes	195	328	13	(106)	430

Reserve balance at July 31, 2009	3,020	4,944	133	591	8,688
Adjustments to accrual and other charges	(242)	1,401	(7)	27	1,179
Cash payments	(2,206)	(798)	(6)	(540)	(3,550)
Foreign currency changes	32	75	5	4	116

Reserve balance at October 30, 2009	604	5,622	125	82	6,433
Adjustments to accrual and other charges	(25)	207	(108)	(6)	68
Cash payments	(452)	(926)	(12)	(74)	(1,464)
Foreign currency changes	(7)	(50)	(5)	(2)	(64)

Reserve balance at January 29, 2010	$120	$4,853	$—	$—	$4,973

Of the reserve balance at January 29, 2010, $2,828 was included in other accrued liabilities, and the remaining $2,145 was classified as other long-term obligations.

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

Certain equity awards outstanding, representing 9,208 and 23,986 shares of common stock for the three and nine month periods ended January 29, 2010, respectively, have been excluded from the diluted net income per share calculations, because their effect would have been antidilutive. Dilutive shares outstanding do not include any effect resulting from the conversion of our Notes issued in June 2008 and warrants as their impact would be anti-dilutive for all periods presented.

Repurchased shares are held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Net Income (Loss) (Numerator):
Net income (loss), basic and diluted	$107,880	$(81,623)	$255,221	$(3,847)
Shares (Denominator):
Weighted average common shares outstanding	341,490	329,130	337,544	330,189
Weighted average common shares outstanding subject to repurchase	(51)	(104)	(66)	(122)

Shares used in basic computation	341,439	329,026	337,478	330,067
Weighted average common shares outstanding subject to repurchase	51	—	66	—
Dilutive weighted average shares outstanding	18,831	—	11,894	—

Shares used in diluted computation	360,321	329,026	349,438	330,067

Net Income (Loss) per Share:
Basic	$0.32	$(0.25)	$0.76	$(0.01)

Diluted	$0.30	$(0.25)	$0.73	$(0.01)

15.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Net income (loss)	$107,880	$(81,623)	$255,221	$(3,847)
Change in currency translation adjustments	(768)	170	2,032	(3,709)
Change in unrealized gain (loss) on available-for-sale investments, net of related tax effect	(487)	10,161	8,148	(1,195)
Change in unrealized gain (loss) on derivatives qualifying as cash flow hedges	1,150	(2,953)	1,299	1,405

Comprehensive income (loss)	$107,775	$(74,245)	$266,700	$(7,346)

The components of accumulated other comprehensive income (loss) were as follows:

	January 29,	April 24,
	2010	2009

Accumulated translation adjustments	$1,700	$(332)
Accumulated unrealized gain (loss) on available-for-sale investments	3,845	(4,303)
Accumulated unrealized loss on derivatives qualifying as cash flow hedges	776	(523)

Total accumulated other comprehensive income (loss)	$6,321	$(5,158)

16.	Commitments and Contingencies

The following summarizes our commitments and contingencies at January 29, 2010, and the effect such obligations may have on our future periods:

	Remainder
	of 2010	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$7,559	$25,972	$21,685	$17,570	$15,038	$33,449	$121,273
Real estate lease payments(2)	911	3,642	3,642	129,439	—	—	137,634
Equipment operating lease payments	7,530	21,316	8,304	2,289	91	—	39,530
Purchase commitments with contract manufacturers(3)	118,159	3,600	3,600	3,600	1,200	200	130,359
Other purchase orders and commitments	18,236	13,740	7,068	772	—	—	39,816
Capital expenditures	615	—	—	—	—	—	615

Total Contractual Cash Obligations	$153,010	$68,270	$44,299	$153,670	$16,329	$33,649	$469,227

Other Commercial Commitments:
Letters of credit	$3,233	$796	$360	$63	$—	$603	$5,055

(1)	Sublease income of $332 in the remainder of fiscal 2010, $1,114 in fiscal 2011, $364 in fiscal 2012, and $359 in fiscal 2013, $370 in fiscal 2014 and $246 thereafter has been excluded from the table.

(2)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas Leasing Corporation (BNPPLC) are (i) lease commitments of $911 in the remainder of fiscal 2010; $3,642 in each of the fiscal years 2011 and 2012; $2,321 in fiscal 2013, which are based on the LIBOR rate at January 29, 2010 plus a spread or a fixed rate, for terms of five years; and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127,118 in the event that we elect not to purchase or arrange for sale of the buildings. Sublease income of $2,668 in the remainder of fiscal 2010, $4,678 in fiscal 2011, $396 in fiscal 2012 and $264 in fiscal 2013 has been excluded from the table.

(3)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase orders with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of January 29, 2010, the liability for these purchase commitments in excess of future demand was approximately $2,593 and is recorded in other accrued liabilities.

As of January 29, 2010, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which require us to lease our land to BNPPLC for a period of 99 years, and to lease approximately 564,274 square feet of office space for our headquarters in Sunnyvale costing up to $149,550. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at January 29, 2010, and the date we began to make payments for each of our leasing arrangements:

			LIBOR
			plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48,500	$41,225	3.99%	January 2008	5 years
2	$79,950	$67,958	1.09%	December 2007	5 years
3	$10,475	$8,904	3.97%	December 2007	5 years
4	$10,625	$9,031	3.99%	December 2007	5 years

These leases require us to maintain specified financial covenants with which we were in compliance as of January 29, 2010. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization and a minimum amount of Unencumbered Cash and Short-Term Investments.

Warranty Reserve

We provide customers a warranty on software of ninety days and a warranty on hardware with terms ranging from one to three years. Estimated future warranty costs are expensed as a cost of product revenues when revenue is recognized, based on estimates of the costs that may be incurred under our warranty obligations including material, distribution and labor costs. Our accrued liability for estimated future warranty costs is included in other accrued liabilities and other long-term obligations on the accompanying consolidated balance sheets. Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated distribution costs and estimated labor costs. We periodically assess the adequacy of our warranty accrual and adjust the amount as considered necessary. Changes in warranty reserves during the three and nine month periods ended January 29, 2010 and January 23, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	January 29,	January 23,	January 29,	January 23,
	2010	2009	2010	2009

Warranty reserve at beginning of period	$35,861	$44,929	$42,325	$42,815
Expense accrued during the period	5,284	7,046	12,908	22,141
Warranty costs incurred	(6,402)	(7,017)	(20,490)	(19,998)

Warranty reserve at end of period	$34,743	$44,958	$34,743	$44,958

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our third-party funding companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party leasing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer the revenues associated with the end-user financing arrangement in accordance with our revenue recognition policies. As of January 29, 2010, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $70,800; and the related deferred revenue and cost of revenues totaled approximately $77,700 and $9,300, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

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

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another noninfringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at January 29, 2010 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. In January 2010, Oracle acquired Sun. The three lawsuits are currently in the discovery and motion phase and no trial dates have been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of January 29, 2010.

17.	Income Taxes

Our effective tax rate for the nine month period ended January 29, 2010 was 9.8% compared to a benefit of 76.7% for the nine month period ended January 23, 2009. Our effective tax rate reflects our corporate structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The provision for income taxes for the nine month period ended January 29, 2010 included a discrete charge of approximately $7,265, primarily attributable to a $16,427 charge for the tax impact of the net merger termination fees, a $3,860 increase in our reserve for uncertain tax positions, and a $2,540 charge for other adjustments, offset by a $15,562 benefit related to stock-based compensation.

The benefit from income taxes for the nine month period ended January 23, 2009 included a discrete benefit of approximately $428, primarily attributable to a $10,626 increase in our reserve for uncertain tax positions, which was offset by a $3,501 benefit related to prior periods resulting from the extension of the federal research tax credit under the Emergency Economic Stabilization Act of 2008, a $5,703 benefit from other adjustments and a $1,850 benefit related to stock-based compensation.

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

On May 27, 2009, the United States Court of Appeals for the Ninth Circuit held in Xilinx Inc. v. Commissioner that stock-based compensation must be included in the research and development cost base of companies that have entered into a cost sharing agreement and must, therefore, be allocated among the participants based on anticipated benefits, reversing an earlier Tax Court decision. The Court has been considering a review of the decision by the full Ninth Circuit panel of justices. The Court’s reversal of the prior U.S. Tax Court decision impacted our estimate of tax benefits that are required to be recognized under accounting guidance. We evaluated the impact of the Xilinx case on our provision for income taxes for the nine month period ended January 29, 2010 and established additional liabilities for uncertain tax positions of $28,500. This additional reserve for uncertain tax positions resulted in a reduction of our unrecognized tax attributes.

On January 13, 2010, the United States Court of Appeals for the Ninth Circuit withdrew its May 27, 2009 Xilinx opinion, effectively restoring as precedent the Tax Court decision that concluded that stock-based compensation did not have to be included in the research and development cost base allocated under a cost sharing agreement. Notwithstanding the restoration of the Tax Court decision as precedent, we continue to maintain the $28,500 liability for this uncertain tax position as it is not clear what further action the Court may take, which could ultimately include the review by the full Ninth Circuit panel of justices. While we are unable to determine the outcome of the case, it is reasonably possible that the $28,500 reduction in tax benefits recorded in the fourth quarter of fiscal 2009 could be reversed within the next twelve months.

As of January 29, 2010, we had $143,550 of unrecognized tax benefits, of which $110,771, if recognized, would favorably impact our effective tax rate. Other than the $28,500 related to the treatment of stock-based compensation benefits discussed above, we do not believe it is reasonably possible that unrecognized tax benefits could be recognized within the next twelve months.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or litigation with respect to those companies.

On December 10, 2009, the U.S. Tax Court held in Veritas Software Corp. v. Commissioner that the IRS methodology to value IP under the income method for the purpose of determining a U.S.-taxable “buy-in” payment for a cost sharing arrangement with a related foreign corporation was “arbitrary, capricious, and unreasonable”. The IRS had maintained that the existing IP had a perpetual life and that later developed IP evolved from and added to the value of the existing IP. The Tax Court instead held that the existing IP had a 4-year useful life and that later-developed IP should be disregarded for the purpose of determining a buy-in payment.

While it is possible the IRS may appeal the Veritas decision, the Tax Court ruling in Veritas is consistent with the manner in which we had established the liabilities for the uncertain tax positions relating to our buy-in payments. Accordingly, we have not adjusted our existing liabilities for the uncertain tax positions established for our buy-in payments as a result of this recent decision in the Veritas case. During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and subsequently received a rebuttal from the IRS examination team in response to our protest. We recently were informed by the IRS that this audit will proceed to the IRS Appeals level for further administrative review. The Notices of Proposed Adjustments in this audit focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years.

The IRS recently commenced the examination of our fiscal 2005 through 2007 federal income tax returns. The scope of the IRS audit is unclear at this time.

If upon the conclusion of these audits, the ultimate determination of our taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate may be adversely impacted in the period of adjustment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	product introductions, development, enhancements and acceptance;

•	economic and industry trends or trend analyses;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements;

•	our anticipated tax rate;

•	the conversion, maturation or repurchase of the Notes;

•	compliance with laws, regulations and loan covenants;

•	the continuation of our stock repurchase program; and

•	the impact of completed acquisitions

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

•	acceptance of, and demand for, our products;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to maintain or increase backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to increase our customer base, market share and revenues;

•	our ability to successfully introduce new products;

•	our ability to adapt to changes in market demand;

•	the general economic environment and the growth of the storage markets;

•	demand for our global service and support and professional services;

•	our ability to identify and respond to significant market trends and emerging standards;

•	our ability to realize our financial objectives through management of our investment in people, process, and systems;

•	our ability to maintain our supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the impact of industry consolidation;

•	the results of our ongoing litigation, tax audits, government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Overview-

Revenues for the three month period ended January 29, 2010 were $1,011.7 million, up $265.3 million or 36% from the comparable period in the prior year. Revenues for the nine month period ended January 29, 2010 were $2,759.6 million, up $232.9 million or 9% from the comparable period in the prior year. Improved three and nine month revenue performance in fiscal 2010 was the result of strong demand for our storage efficiency and data management solutions. Revenues in the comparable three and nine month periods of fiscal 2009 were negatively impacted by a $128.0 million reduction of revenues in connection with a settlement with the General Services Administration (GSA) of a dispute regarding our discount practices and compliance with the price reduction provisions of GSA contracts between August 1997 and February 2005.

Gross margins strengthened during the three and nine month periods ended January 29, 2010 due largely to improvements in product materials cost, partially offset by a decrease in the overall average selling prices of our products.

During the three and nine month periods ended January 29, 2010, sales and marketing, research and development, and general and administrative expenses totaled $512.2 million and $1,493.6 million, respectively, up 10% and 5%, respectively, from the comparable periods of the prior year and reflected the impact of an increase in incentive compensation and commissions expense related to our stronger performance, as well as having 14 weeks in the first three month period of fiscal 2010 compared to 13 weeks in the same period of the prior year.

During the nine month period ended January 29, 2010, we entered into a merger agreement with Data Domain, Inc., which was subsequently terminated on July 8, 2009. In accordance with the agreement, we received a $57.0 million termination fee, which, when netted against $15.9 million of incremental third-party costs we incurred relating to the terminated merger transaction, resulted in net proceeds of $41.1 million.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 of the notes to condensed consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009

Revenues:
Product	61.2%	70.8%	58.8%	65.2%
Software entitlements and maintenance	16.9	21.0	18.3	18.0
Service	21.9	25.4	22.9	21.9
GSA settlement	—	(17.2)	—	(5.1)

	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of product	25.1	33.8	24.1	30.2
Cost of software entitlements and maintenance	0.3	0.3	0.3	0.3
Cost of service	11.2	13.2	11.4	11.9

Gross Margin	63.4	52.7	64.2	57.6

Operating Expenses:
Sales and marketing	32.1	39.2	33.7	35.5
Research and development	12.8	16.4	14.2	14.8
General and administrative	5.7	6.8	6.3	6.0
Restructuring and other charges	—	2.5	0.1	0.8

Total Operating Expenses	50.6	64.9	52.8	57.1

Income (Loss) from Operations	12.8	(12.2)	11.4	0.5
Other Income (Expenses), Net:
Interest income	0.7	1.7	0.8	1.8
Interest expense	(1.8)	(2.4)	(2.0)	(1.8)
Gain (loss) on investments, net	0.1	(0.2)	0.1	(1.1)
Other expenses, net	(0.1)	(0.2)	(0.1)	(0.1)

Total Other Expenses, Net	(1.1)	(1.1)	(1.2)	(1.2)

Income (Loss) Before Income Taxes	11.7	(13.3)	10.2	(0.7)
Provision (Benefit) for Income Taxes	1.0	(2.4)	1.0	(0.5)

Net Income (Loss)	10.7%	(10.9)%	9.2%	(0.2)%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three and nine month periods ended January 29, 2010 and January 23, 2009 were as follows (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Net revenues	$1,011.7	$746.3	36%	$2,759.6	$2,526.8	9%

Net revenues for the three month period ended January 29, 2010 increased by $265.4 million, or 36%, compared to the comparable period of the prior year, and for the nine month period ended January 29, 2010, increased by $232.8 million, or 9%, from the comparable period in the prior year. The increase in net revenues in the three month period ended January 29, 2010 reflected an increase in product revenues, software entitlements and maintenance revenues and service revenues. The increase in net revenues in the nine month period ended January 29, 2010 reflected an increase in software entitlements and maintenance revenues and service revenues, partially offset by a slight decrease in product revenues. Additionally, net revenues for the three and nine month periods of the prior year were negatively impacted by the $128.0 million GSA settlement.

Sales through our indirect channels represented 70% and 69% of net revenues for the three and nine month periods ended January 29, 2010, respectively, and represented 81% and 69% of net revenues for the three and nine month periods ended January 23, 2009, respectively. The fiscal year 2009 GSA settlement had an impact of 12 and 3 percentage points, respectively, on the sales channel mix for the three and nine months ended January 23, 2009.

The following table sets forth sales to customers who are distributors, who accounted for 10% or more of revenues (in millions except percentages):

	Three Months Ended				Nine Months Ended
	January 29,	% of	January 23,	% of	January 29,	% of	January 23,	% of
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues

Avnet	$120.4	12%	$90.5	12%	$315.8	11%	$264.4	10%
Arrow	159.0	16%	85.9	12%	359.9	13%	272.0	11%

Product Revenues (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Product revenues	$619.0	$528.2	17%	$1,622.3	$1,646.5	(1)%

Product revenues increased by $90.8 million, or 17%, for the three month period ended January 29, 2010 from the comparable period in the prior year. Our configured systems comprise bundled hardware and software products. Configured systems unit volume increased by 34% for the three month period ended January 29, 2010 compared to the prior year, with the largest increase in low-end systems. During the three month period ended January 29, 2010, high-end, midrange and low-end systems generated approximately 24%, 52% and 24% of configured systems revenues, respectively, compared to approximately 20%, 57% and 23%, respectively in the prior year. Overall average selling prices (ASPs) declined due primarily to a shift in mix towards low-end systems, as well as lower ASPs per unit in midrange and low-end systems.

Product revenues decreased by $24.2 million, or 1%, for the nine month period ended January 29, 2010 from the comparable period in the prior year. Configured systems unit volume increased by 8% for the nine month period ended January 29, 2010 compared to the prior year, reflecting an increase in midrange and low-end systems volume, partially offset by a decrease in volume of high-end systems. During the nine month period ended January 29, 2010, high-end, midrange and low-end systems generated approximately 23%, 56% and 21% of configured systems revenues, respectively, compared to approximately 25%, 53% and 22%, respectively, in the prior year. Overall ASPs declined due primarily to a shift in mix towards low-end systems and lower ASPs per unit in midrange and low-end systems, partially offset by an increase in average selling prices of high-end units.

The increase in volume of low-end systems reflects in part the introduction of a new product in fiscal year 2010 which complements our existing offering in the low end product range, as well as new pricing and packaging of existing offerings. In addition, ASPs declined in the midrange and low-end systems as a result of lower list prices, unfavorable configuration mix (consisting of hardware and software components, disk capacity and disk price) and higher discounting.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This wide variation in customer configurations can significantly impact revenues, cost of revenues, and gross margin performance. Price changes, unit volumes, and product configuration mix can also impact revenues, cost of revenues and gross margin performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year, and we pass along those price decreases to our customers while working to maintain relatively constant margins on our disk drives. While price per petabyte continues to decline, system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Software entitlements and maintenance revenues	$170.9	$156.5	9%	$506.0	$453.7	12%

Software entitlements and maintenance (SEM) revenues increased by $14.4 million, or 9%, for the three month period ended January 29, 2010, and by $52.3 million, or 12%, for the nine month period ended January 29, 2010, from the comparable periods in the prior year. These increases were the result of an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Service revenues	$221.8	$189.6	17%	$631.3	$554.6	14%

Service revenues increased by $32.2 million, or 17%, for the three month period ended January 29, 2010, and by $76.7 million, or 14%, for the nine month period ended January 29, 2010, from the comparable periods in the prior year. Service maintenance contract revenues increased 23% and 21% for the three and nine month periods ended January 29, 2010, respectively, as a result of an increase in the installed base under service contracts and the timing of recognition of the related revenue. Professional services and educational and training services revenues increased 8% and 3% for the three and nine month periods ended January 29, 2010, respectively, compared to the prior year.

GSA Settlement (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

GSA settlement	$—	$(128.0)	N/A	$—	$(128.0)	N/A

During the three and nine months ended January 23, 2009 we recorded as a reduction of revenues an accrual of $128.0 million related to the GSA settlement.

Revenues by Geographic Area (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

International	$440.7	$424.8	4%	$1,222.1	$1,235.2	(1)%
United States	571.0	321.5	78%	1,537.5	1,291.6	19%

Net revenues	$1,011.7	$746.3		$2,759.6	$2,526.8

Total international revenues (including U.S. exports) were approximately 44% of net revenues for both of the three and nine month periods ended January 29, 2010, respectively, compared to 57% and 49% for the comparable periods in the prior year. The increase of $15.9 million in international revenues for the three month period ended January 29, 2010 from the comparable period in the prior year was primarily due to an increase in sales to customers in Germany. The decrease in international revenues of $13.1 million for the nine month period ended January 29, 2010 from the comparable period in the prior year was due primarily to a decrease in sales to customers in the Asia-Pacific region.

Total United States revenues were approximately 56% of net revenues for both of the three and nine month periods ended January 29, 2010, compared to 43% and 51% for the comparable periods in the prior year. United States revenues in fiscal 2009 were negatively impacted by the $128 million GSA settlement, which resulted in a decrease of United States revenues as a percentage of net revenues of approximately 8% and 2% in the three and nine months ended January 23, 2009, respectively.

Cost of Revenues

Our cost of revenues includes: (1) cost of product revenues, which includes the costs of manufacturing and shipping of our storage systems, amortization of purchased intangible assets, inventory write-downs, and warranty costs; (2) cost of software maintenance and entitlements, which includes the costs of providing software entitlements and maintenance and third party royalty costs, and (3) cost of service, which reflects costs associated with providing services for support center activities and global service partnership programs.

Our gross margins are impacted by a variety of factors including pricing and discount practices, channel sales mix, revenue mix and product material costs. Service gross margin is also typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. If our shipment volumes, product and services mix, average selling prices and pricing actions that impact our gross margin are adversely affected, whether by economic uncertainties or for other reasons, our gross margin could decline.

Cost of Product Revenues (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Cost of product revenues	$253.9	$252.3	1%	$665.6	$762.4	(13)%

Cost of product revenues increased by $1.6 million, or 1%, for the three month period ended January 29, 2010 from the comparable period in the prior year, primarily due to increased materials cost of $7.6 million, partially offset by lower inventory reserve and warranty charges. Our material costs were favorably impacted by lower average per unit materials costs in our midrange and low-end systems due to favorable materials pricing, which we expect to continue. These favorable impacts were offset by higher unit volume and higher average per unit materials costs in our high-end systems. Cost of product revenues represented 41% and 48% of product revenues, respectively, for the three month periods ended January 29, 2010 and January 23, 2009, reflecting the overall reduction in materials costs as a percentage of revenues.

Cost of product revenues decreased by $96.8 million, or 13%, for the nine month period ended January 29, 2010, from the comparable period in the prior year, primarily due to decreased materials cost of $43.7 million resulting from a change in mix towards midrange and low-end systems, as well as lower per unit material costs in our midrange and low-end systems, partially offset by higher average per unit materials costs in our high-end systems. Cost of product revenues for the nine month period ended January 29, 2010 were also favorably impacted by lower inventory reserve and warranty charges. Cost of product revenues represented 41% and 46% of product revenues, respectively, for the nine month periods ended January 29, 2010 and January 23, 2009, reflecting the overall reduction in materials costs as a percentage of revenues.

Cost of product revenues increased (decreased) due to the following:

	Three Months % Change	Nine Months % Change
	Fiscal 2009 to Fiscal 2010	Fiscal 2009 to Fiscal 2010

Materials costs	3%	(9)%
Excess and obsolete inventory	(1)	(2)
Warranty	(1)	(1)
Other	—	(1)

Total change	1%	(13)%

Cost of Software Entitlements and Maintenance Revenues (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Cost of software entitlements and maintenance revenues	$2.9	$2.3	27%	$9.2	$6.8	35%

Cost of software entitlements and maintenance revenues (SEM) increased $0.6 million, or 27%, and $2.4 million, or 35% for the three and nine month periods ended January 29, 2010, respectively, from the comparable periods in the prior year, due to an increase in field service engineering costs. Cost of SEM revenues represented 2% and 1% of SEM revenues for the three month periods ended January 29, 2010 and January 23, 2009, respectively. Costs represented 2% and 1%, of SEM revenues, respectively, for the nine month periods ended January 29, 2010 and January 23, 2009.

Cost of Service Revenues (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Cost of service revenues	$113.3	$98.5	15%	$314.2	$301.5	4%

Cost of service revenues increased by $14.8 million, or 15%, and by $12.7 million, or 4%, for the three and nine month periods ended January 29, 2010, respectively, from the comparable periods in the prior year due to increased commissions and incentive compensation plan expenses. Costs represented 51% and 52%, respectively, and gross margins represented 49% and 48%, respectively, of service revenues for the three month periods ended January 29, 2010 and January 23, 2009. Costs represented 50% and 54% of service revenues, respectively, for the nine month periods ended January 29, 2010 and January 23, 2009.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries and related benefits, stock-based compensation costs and employee incentive plan compensation costs. Compensation costs included in operating expenses increased approximately $30.4 million, or 12%, during the three month period ended January 29, 2010 compared to the three month period ended January 23, 2009, primarily due to (i) a $20.8 million increase in employee incentive compensation, and (ii) an $8.1 million increase in salaries, benefits and other compensation related costs. Compensation costs included in operating expenses increased approximately $75.3 million, or 10%, during the nine month period ended January 29, 2010 compared to the nine months ended January 23, 2009, primarily due to (i) a $51.5 million increase in employee incentive compensation, (ii) a $20.7 million increase in stock-based compensation, and (iii) a $3.2 million increase in salaries, benefits and other compensations. In addition, sales and marketing expenses reflected an increase in commissions expense of $19.2 million and $22.2 million, respectively during the three and nine month periods ended January 29, 2010.

Sales and Marketing (in millions except percentages) —

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Sales and marketing expenses	$324.8	$291.6	11%	$927.0	$898.8	3%

Sales and marketing expense consists primarily of compensation costs, commissions, allocated facilities and IT costs, advertising and marketing promotional expense, travel and entertainment expense. In addition, in the three and nine months ended January 23, 2009, we recorded a $9.4 million loss on impairment of a sales force automation tool. Sales and marketing expenses increased due to the following:

	Three Months % Change	Nine Months % Change
	Fiscal 2009 to Fiscal 2010	Fiscal 2009 to Fiscal 2010

Incentive plan compensation	3%	2%
Stock based compensation	—	1
Other compensation related costs	3	1
Commissions	7	2
Advertising and marketing promotional expense	—	(1)
IT expenses related to software implementations and IT support	1	1
Travel and entertainment expense	1	(1)
Asset impairment	(3)	(1)
Other	(1)	(1)

Total change	11%	3%

Research and Development (in millions except percentages) —

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Research and development expenses	$129.3	$122.7	5%	$392.0	$373.5	5%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, and prototype, non-recurring engineering (NRE) charges and other outside services costs. Research and development expenses increased due to the following:

	Three Months % Change	Nine Months % Change
	Fiscal 2009 to Fiscal 2010	Fiscal 2009 to Fiscal 2010

Incentive plan compensation	5%	5%
Stock based compensation	—	1
Other compensation related costs	(2)	—
Facilities and IT support costs	1	1
NRE charges	1	1
Outside services	(1)	(2)
Other	1	(1)

Total change	5%	5%

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

General and Administrative (in millions except percentages) —

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

General and administrative expenses	$58.1	$51.0	14%	$174.6	$151.5	15%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, recruiting expenses, and allocated facilities and IT costs. General and administrative expenses increased due to the following:

	Three Months % Change	Nine Months % Change
	Fiscal 2009 to Fiscal 2010	Fiscal 2009 to Fiscal 2010

Incentive plan compensation	13%	9%
Stock based compensation	—	4
Other compensation related costs	3	4
Professional and corporate legal fees	(4)	(1)
IT costs	—	1
Other	2	(2)

Total change	14%	15%

Restructuring and Other Charges (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Restructuring and other charges	$0.1	$19.0	(100)%	$2.7	$19.0	(86)%

In the three and nine month periods ended January 29, 2010, we recorded restructuring expense of $0.1 million and $2.7 million, net, respectively, primarily related to adjustments to future lease commitments and employee severance costs associated with our fiscal 2009 restructuring plan, which included a program for a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities.

As of January 29, 2010, approximately $5.0 million of the costs associated with restructuring activities were unpaid. We expect that severance-related charges totaling $0.1 million will be substantially paid by the three month period ending April 30, 2010 and the facilities-related lease payments totaling $4.9 million to be substantially paid by January 2013.

See Note 13 to our condensed consolidated financial statements for further discussion of our restructuring activities.

Merger Termination Proceeds, Net (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Merger termination proceeds, net	$—	$—	N/A	$(41.1)	$—	N/A

On May 20, 2009, we announced that we had entered into a merger agreement with Data Domain, Inc. (Data Domain) under which we would acquire Data Domain in a stock and cash transaction. On July 8, 2009, Data Domain’s Board of Directors terminated the merger agreement and pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in net proceeds of $41.1 million recorded in the condensed consolidated statement of operations for the nine month period ended January 29, 2010.

Other Income and Expense

Interest Income — Interest income for the three and nine month periods ended January 29, 2010 and January 23, 2009 was as follows (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Interest income	$7.5	$12.8	(42)%	$23.1	$45.9	(50)%

The decrease in interest income for the three and nine month periods ended January 29, 2010 compared to the prior year was primarily due to lower market yields on our cash and investment portfolio.

Interest Expense — Interest expense for the three and nine month periods ended January 29, 2010 and January 23, 2009 was as follows (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Interest expense	$(18.2)	$(17.7)	3%	$(55.3)	$(45.0)	23%

On April 25, 2009, as required by new guidance on accounting for convertible debt, we retrospectively revised our accounting for our 1.75% Convertible Notes Due 2013 (the Notes) by allocating the initial proceeds from the Notes between a liability component and an equity component. Accordingly, we recorded additional interest expense on the debt component of our Notes using an effective interest rate of 6.31% for all periods. As a result of this adoption, we recognized approximately $12.4 million and $37.8 million, respectively, in incremental non-cash interest expense during the three and nine month periods ended January 29, 2010 from the amortization of debt discount and issuance costs.

Interest expense was relatively flat for the three month period ended January 29, 2010 compared to the prior year. Interest expense increased $10.3 million for the nine month period ended January 29, 2010 compared to the prior year, primarily due to interest expense on our Notes, issued on June 10, 2008, which were outstanding for the full nine month period ended January 29, 2010 but only a partial period in the comparable period of the prior year.

Gain (Loss) on Investments, Net (in millions except percentages) —

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Gain (Loss) on investments, net	$0.7	$(1.7)	N/A	$3.4	$(26.9)	N/A

During the three and nine month periods ended January 29, 2010, we recorded gain on investments in privately held companies of $0.9 million and $3.6 million, respectively. In addition, we recorded a $0.2 million loss on our Primary Fund investment in both the three and nine month periods ended January 29, 2010.

During the three month period ended January 23, 2009, net loss on investments included a loss of $1.7 million for our investments in privately held companies. During the nine month period ended January 23, 2009, net loss on investments included a net write-down of $3.7 million for our investments in privately-held companies, an other-than-temporary impairment charge of $21.1 million on our available-for-sale investments related to direct and indirect investments in Lehman Brothers securities and an other-than-temporary impairment of $2.1 million due to a decline in the value of our auction rate securities.

Other Expenses, Net (in millions except percentages) —

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Other expenses, net	$(1.4)	$(1.2)	10%	$(3.6)	$(3.7)	(3)%

Other expense, net, consists of primarily net exchange losses from foreign currency transactions and related hedging activities.

Provision for Income Taxes (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 29,	January 23,		January 29,	January 23,
	2010	2009	% Change	2010	2009	% Change

Provision for (benefit from) income taxes	$10.0	$(17.3)	N/A	$27.8	$(12.6)	N/A

Our effective tax rate for the nine month period ended January 29, 2010 was 9.8%, compared to a benefit of 76.7% for the nine month period ended January 23, 2009. Our effective tax rate reflects our corporate structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The tax benefit rate for the nine months ended January 25, 2009 reflected losses generated in the U.S. during that period that were partially offset by profits generated in foreign tax jurisdictions where the tax rates were below the U.S. statutory rate.

The provision for income taxes for the nine month period ended January 29, 2010 included a discrete charge of approximately $7.3 million, primarily attributable to a $16.4 million charge for the tax impact of the net merger termination fees, a $3.9 million increase in our reserve for uncertain tax positions and a $2.5 million charge for other adjustments, offset by a $15.6 million benefit related to stock-based compensation. The effective tax rate for the nine month period ended January 29, 2010 was favorably impacted by the geographic mix of profits.

The benefit from income taxes for the nine month period ended January 23, 2009 included a discrete benefit of approximately $0.4 million, primarily attributable to a $10.7 million increase in our reserve for uncertain tax positions offset by a $3.5 million benefit related to the prior periods resulting from the extension of the federal research tax credit under the Emergency Economic Stabilization Act of 2008, a $5.7 million benefit in other adjustments and a $1.9 million benefit related to stock-based compensation. The benefit rate for the nine months ended January 23, 2009 was impacted by our loss position in the United States, as well as the geographic mix of profits taxed in foreign jurisdictions.

As of January 29, 2010, we had $143.6 million of unrecognized tax benefits, of which $110.8 million, if recognized, would favorably impact our effective tax rate. We believe it is possible that approximately $28.5 million of unrecognized tax benefits related to the treatment of stock-based compensation could be recognized within the next twelve months.

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and subsequently received a rebuttal from the IRS examination team in response to our protest. We recently were informed by the IRS that this audit will proceed to the IRS Appeals level for further administrative review. The Notices of Proposed Adjustments in this audit focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years.

The IRS recently commenced the examination of our fiscal 2005 through 2007 federal income tax returns. The scope of the IRS audit is unclear at this time.

If upon the conclusion of these audits the ultimate determination of our taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate may be adversely impacted in the period of adjustment.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 29, 2010.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of January 29, 2010 consisted of: (1) approximately $3.2 billion in cash, cash equivalents and short-term investments, and (2) cash we expect to generate from operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, capital expenditure needs, investment in critical or complementary technologies, and to service our debt and synthetic leases.

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

Our cash contractual obligations and commitments as of January 29, 2010 are summarized below in the Contractual Obligations and Commitments tables.

Our investment portfolio, including auction rate securities has been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets. However, we are not dependent on liquidating these investments in the next twelve months in order to meet our liquidity needs. We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions or other cash requirements. We intend to and believe that we have the ability to hold these investments until the market recovers. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional charges to earnings in future periods.

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

Cash Flows

As of January 29, 2010, compared to April 24, 2009, our cash and cash equivalents and short-term investments increased by $629.1 million to $3.2 billion. The increase in cash and cash equivalents and short-term investments was primarily a result of cash provided by operating activities and issuances of common stock related to employee stock option exercises and employee stock purchase plan, partially offset by capital expenditures. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Days sales outstanding as of January 29, 2010 decreased to 41 days, compared to 46 days as of April 24, 2009, primarily due to shipment linearity. Working capital increased by $576.4 million to $2,335.9 million as of January 29, 2010, compared to $1,759.5 million as of April 24, 2009.

Cash Flows from Operating Activities

During the nine month period ended January 29, 2010, we generated cash flows from operating activities of $500.4 million. We recorded net income of $255.2 million for the nine month period ended January 29, 2010. Significant changes in noncash adjustments affecting net income included stock-based compensation expense of $122.1 million and depreciation and amortization expense of $126.0 million. Significant changes in assets and liabilities impacting operating cash flows included an increase in deferred revenue of $60.1 million, an increase in accrued compensation and related benefits of $61.4 million and a decrease in the accrual for the GSA settlement of $128.7 million due to payment.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Capital expenditures for the nine month period ended January 29, 2010 were $97.2 million, which included the purchase of fifteen acres of land in Bangalore, India for approximately $28.5 million. We paid $91.4 million for net purchases and redemptions of short-term investments and received $4.8 million from the sale of nonmarketable and marketable securities.

Cash Flows from Financing Activities

We received $157.7 million from financing activities for the nine month period ended January 29, 2010. Proceeds from employee stock option exercises and employee stock purchase plan were $169.4 million. We withheld shares with an aggregate value of $12.7 million in connection with the vesting of certain employees’ restricted stock units for purposes of satisfying those employees’ federal, state, and local withholding tax obligations.

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

Stock Repurchase Program

At January 29, 2010, $1.1 billion remained available for future repurchases under plans approved as of that date. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

As of January 29, 2010, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (See Note 7 to our condensed consolidated financial statements). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of January 29, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the related Note Hedges or delivered cash or shares under the related Warrants.

Contractual Obligations

The following summarizes our contractual obligations at January 29, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Remainder of
	2010	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$7.6	$26.0	$21.7	$17.6	$15.0	$33.4	$121.3
Real estate lease payments(2)	0.9	3.6	3.6	129.5	—	—	137.6
Equipment operating lease payments	7.5	21.4	8.3	2.3	0.1	—	39.6
Purchase commitments with contract manufacturers(3)	118.2	3.6	3.6	3.6	1.2	0.2	130.4
Other purchase orders and commitments	18.2	13.7	7.1	0.8	—	—	39.8
Capital expenditures	0.6	—	—	—	—	—	0.6
1.75% Convertible notes(4)	—	22.1	22.1	22.1	1,276.1	—	1,342.4
Uncertain tax positions(5)	—	—	—	—	—	98.2	98.2

Total Contractual Cash Obligations	$153.0	$90.4	$66.4	$175.9	$1,292.4	$131.8	$1,909.9

Other Commercial Commitments:
Letters of credit	$3.2	$0.8	$0.4	$0.1	$—	$0.6	$5.1

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

(1)	Sublease income of $0.3 million in the remainder of fiscal 2010, $1.1 million in fiscal 2011, $0.4 million in each of the fiscal years 2012, 2013 and 2014, and $0.2 million thereafter has been excluded from the table.

(2)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $0.9 million in the remainder of fiscal 2010; $3.6 million in each of the fiscal years 2011 and 2012; and $2.3 million in fiscal 2013, which are based on either the LIBOR rate at January 29, 2010 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings. See Note 16 to our condensed consolidated financial statements. Sublease income of $2.7 million in the remainder of fiscal 2010, $4.7 million in fiscal 2011, $0.4 million in fiscal 2012 and $0.3 million in fiscal 2013 has been excluded from the table.

(3)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase order with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of January 29, 2010, the liability for these purchase commitments in excess of future demand was approximately $2.6 million and is recorded in other accrued liabilities.

(4)	Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 7 to our condensed consolidated financial statements). Estimated interest payments for the Notes are $77.4 million for fiscal 2010 through fiscal 2014.

(5)	As of January 29, 2010, our liability for uncertain tax positions was $98.2 million.

As of January 29, 2010, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which requires us to lease our land to BNPPLC for a period of 99 years, and to lease approximately 564,274 square feet of office space for our headquarters in Sunnyvale costing up to $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at January 29, 2010, and the date we began to make payments for each of our leasing arrangements (in millions):

			LIBOR
			plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48.5	$41.2	3.99%	January 2008	5 years
2	$80.0	$68.0	1.09%	December 2007	5 years
3	$10.5	$8.9	3.97%	December 2007	5 years
4	$10.6	$9.0	3.99%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of January 29, 2010. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization and a minimum amount of Unencumbered Cash and Short-Term Investments. Our failure to comply with these financial covenants could result in a default under the leases which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements, or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

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

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. In January 2010, Oracle acquired Sun. The three lawsuits are currently in the discovery and motion phase and no trial dates have been set, so we are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of January 29, 2010.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of January 29, 2010, our financial guarantees of $5.1 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of January 29, 2010, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $480.4 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 10 to our condensed consolidated financial statements for more information related to our hedging activities.

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

Accordingly, under current accounting guidance, we are not required to consolidate either the leasing entity or the specific assets that we lease under the BNPPLC lease. Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $137.6 million as discussed in above in “Contractual Obligations”.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of January 29, 2010, we had available-for-sale investments of $1,326.2 million. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, corporate securities, U.S. government agency bonds, U.S. Treasuries, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 29, 2010 would cause the fair value of these available-for-sale investments to decline by approximately $1.2 million. Volatility in market interest rates over time will, however, cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of January 29, 2010, we recorded cumulative unrealized loss of $3.6 million, offset by $0.5 million of unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend and have the ability to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. See Note 9 to our condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at January 29, 2010.

Lease Commitments — As of January 29, 2010, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at January 29, 2010 would increase our lease payments on this one floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

Convertible Notes — In June 2008, we issued $1.265 billion principal amount of 1.75% Notes due 2013, of which $1.017 billion was allocated to debt and $0.248 billion was allocated to equity. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances, including, but not limited to:

•	during the five business day period after any five consecutive trading day period in which the trading price of the Notes for each day in this five consecutive trading day period was less than 98% of an amount equal to (i) the last reported sale price of our common stock multiplied by (ii) the conversion rate on such day;

•	during any calendar quarter if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of such immediately preceding calendar quarter; or

•	upon the occurrence of specified corporate transactions under the indenture for the Notes.

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

As of January 29, 2010, none of the conditions allowing the holders of the Notes to convert had been met and we had not issued any shares related to the Notes. As of January 29, 2010, the if-converted value of the Notes did not exceed their face value.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of January 29, 2010, the principal amount of our Notes, which consists of the combined debt and equity components, was $1.265 billion, and the total estimated fair value of such was $1.4 billion based on the closing trading price of $110.6 per $100 of our Notes as of that date.

Nonmarketable Securities — Our investments in nonmarketable securities had a carrying amount of $1.6 million as of January 29, 2010. If we determine that an other-than-temporary decline in fair value exists for a nonmarketable equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our condensed consolidated statements of operations.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at January 29, 2010, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our foreign exchange forward contracts outstanding (based on trade date) on January 29, 2010 (in millions):

		Foreign Currency	Notional Contract	Notional Fair
Currency	Buy/Sell	Amount	Value in USD	Value in USD

Forward Contracts:
EUR	Sell	208.8	$289.3	$289.5
GBP	Sell	54.5	$87.1	$87.0
CAD	Sell	16.0	$15.0	$14.9
Other	Sell	N/A	$30.9	$30.9
AUD	Buy	36.6	$32.4	$32.3
Other	Buy	N/A	$14.9	$14.9
Option Contracts:
EUR	Sell	8.0	$11.1	$10.9

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 29, 2010, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including its consolidated subsidiaries, required to be disclosed in its Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems. On October 25, 2007, Sun Microsystems filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. In January 2010, Oracle acquired Sun. The three lawsuits are currently in the discovery and motion phase and no trial dates have been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of January 29, 2010.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 28 of this Quarterly Report on Form 10-Q for additional discussion of these forward-looking statements. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Our operating results may be adversely affected by unfavorable economic and market conditions.

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (“IT”) market, resulting in:

•	Reduced demand for our products as a result of constraints on IT related spending by our customers;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Risk of excess and obsolete inventories;

•	Excess facilities costs;

•	Higher overhead costs as a percentage of revenues;

•	Increased risk of losses or impairment charges related to our investment portfolio;

•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines or businesses and related asset impairments.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the computer, storage, and networking industries;

•	A shift in federal government spending patterns;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenues;

•	The level of price and product competition in our target product markets;

•	The impact of the economic and credit environment on our customers, channel partners, and suppliers, including their ability to obtain financing or to fund capital expenditures;

•	The overall movement toward industry consolidation among both our competitors and our customers;

•	Our reliance on a limited number of suppliers due to industry consolidation, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	The timing of bookings or the cancellation of significant orders;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

•	Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the second quarter of our fiscal year, with the latter due in part to the impact of the U.S. federal government’s September 30 fiscal year end on the timing of its orders;

•	Linearity, such as our historical intraquarter revenues pattern in which a disproportionate percentage of each quarter’s total revenues occur in the last month of the quarter;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Market acceptance of new products and product enhancements;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Technological changes in our target product markets;

•	Our levels of expenditure on research and development and sales and marketing programs;

•	Our ability to achieve targeted cost reductions;

•	Adverse movements in foreign currency exchange rates as a result of our international operations;

•	Excess or inadequate facilities;

•	Actual events, circumstances, outcomes and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of valuation allowances), liabilities, and other items reflected in our consolidated financial statements;

•	Disruptions resulting from new systems and processes as we continue to enhance and scale our system infrastructure; and

•	Future accounting pronouncements and changes in accounting rules, such as the increased use of fair value measures, changes in accounting standards related to revenue recognition, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS).

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

Our revenues for a particular period are difficult to forecast, especially in light of recent global economic and market uncertainties. Product sales are also difficult to forecast because the storage and data management market is rapidly evolving, and our sales cycle varies substantially from customer to customer. New or additional product introductions also increase the complexities of forecasting revenues.

Additionally, we derive a majority of our revenues in any given quarter from orders booked in the same quarter. Bookings typically follow intraquarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve bookings in the latter part of a quarter consistent with our quarterly targets, our financial results will be adversely impacted.

We use a “pipeline” system, a common industry practice, to forecast bookings and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a bookings pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts varies from customer to customer, can be difficult to estimate, and requires management judgment. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and could materially and adversely impact our business or our planned results of operations. In particular, recent economic uncertainties have made it even more difficult for us to forecast our future results and may result in a reduction in our quarterly conversion rate as our customers’ purchasing decisions are delayed, reduced in amount, or cancelled.

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

The recent global financial crisis and economic downturn has led to worldwide economic uncertainties that have created a challenging operating environment for our business. If the economy does not continue to improve or worsens, demand for our products and services and our revenues may be adversely impacted. During periods of economic uncertainty, it is critical to maintain appropriate alignment of our cost structure with our expected revenues in order to minimize the effect of further downturns on our operations, while at the same time maintaining our capabilities and strategic investments for future growth.

Our expense levels are based in part on our expectations as to future revenues, and a significant percentage of our expenses are fixed. We have a limited ability to quickly or significantly reduce our fixed costs, and if revenue levels are below our expectations, operating results will be adversely impacted. During uneven periods of growth, we may incur costs before we realize some of the anticipated benefits, which could harm our operating results. We have made, and will continue to make, significant investments in engineering, sales, service support, marketing programs and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business, operating results and financial condition.

Conversely, if we are unable to effectively manage our resources and capacity during periods of increasing demand for our products, we could experience a material adverse effect on operations and financial results. If the network storage market fails to grow, or grows slower than we expect, our revenues will be adversely affected. Also, even if IT spending increases, our revenues may not grow at the same pace.

Our gross margins have varied over time and may continue to vary, and such variation may make it more difficult to forecast our earnings.

Our product gross margins have been and may continue to be affected by a variety of factors, including:

•	Demand for storage and data management products;

•	Pricing actions, rebates, sales initiatives, discount levels, and price competition;

•	Direct versus indirect and OEM sales;

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group;

•	Product and add-on software mix;

•	The mix of services as a percentage of revenues;

•	The average selling prices of products;

•	The mix of disk content;

•	The timing of revenue recognition and revenue deferrals;

•	New product introductions and enhancements;

•	Excess inventory purchase commitments as a result of changes in demand forecasts and possible product and software defects as we transition our products; and

•	The cost of components, manufacturing labor, quality, warranty, and freight.

Changes in software entitlements and maintenance gross margins may result from various factors, such as:

•	The size of the installed base of products under support contracts;

•	The timing of technical support service contract renewals;

•	Demand for and the timing of delivery of upgrades;

•	The timing of our technical support service initiatives; and

•	The level of spending on our customer support infrastructure.

Changes in service gross margins may result from various factors, such as:

•	The mix of customers;

•	The size and timing of service contract renewals;

•	The volume, cost and use of outside partners to deliver support services on our behalf; and

•	Product quality and serviceability issues.

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

Our OEM relationship with IBM may not continue to generate significant revenues.

In April 2005, we entered into an OEM agreement with IBM, which enables IBM to sell IBM branded solutions based on NetApp unified solutions, including NearStore® and V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore, this relationship may not continue to contribute revenues in future years. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing. In the event that sales through IBM increase, we may experience distribution channel conflicts between our direct sales force and IBM or among our channel partners. If we fail to minimize channel conflicts, our operating results and financial condition could be harmed. We cannot assure you that this OEM relationship will continue to generate significant revenues while the agreement is in effect, or that the relationship will continue to be in effect for any specific period of time.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenues may be impacted negatively.

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors that integrate our products into their products and also co-market our products with these vendors. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. In addition, in November 2009, we announced our intention to expand our relationship with Fujitsu, and in January 2010, we announced an expansion of our collaboration with Cisco and VMware, including a cooperative support arrangement. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenues or may not continue to be in effect for any specific period of time. If these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

In addition, some of our partners, including Oracle, Cisco and VMware, are also partnering with other storage vendors which may increase the availability of competing solutions, harm our ability to continue as the vendor of choice for those partners and harm our ability to grow our business with those partners.

We intend to continue to establish and maintain business relationships with technology companies to accelerate the development and marketing of our storage solutions. To the extent that we are unsuccessful in developing new relationships or maintaining our existing relationships, our future revenues and operating results could be impacted negatively. In addition, the loss of a strategic partner could have a material adverse effect on our revenues and operating results.

An increase in competition and industry consolidation could materially and adversely affect our operating results.

The storage markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC, Hitachi Data Systems, HP, IBM, and Oracle Corporation, through its acquisition of Sun Microsystems. In addition, Dell, Inc. is a competitor in the storage marketplace through its business arrangement with EMC, which allows Dell to resell EMC storage hardware and software products, as well as through Dell’s acquisition of EqualLogic, through which Dell offers low-priced storage solutions. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Oracle Corporation, through its acquisition of Sun Microsystems. Our VTL products also compete with traditional tape backup solutions in the broader data backup/recovery space. Additionally, a number of small, newer companies have recently entered the storage systems and data management software markets, the near-line and VTL storage markets and the high-performance clustered storage markets, some of which may become significant competitors in the future.

There has been a trend toward industry consolidation in our markets for several years. For example, in January 2010, Oracle Corporation, one of our strategic partners, completed its acquisition of Sun Microsystems, one of our competitors; in addition, in July 2009, EMC, one of our competitors, acquired Data Domain. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, including some of our partners. For example, in November 2009, Cisco and EMC together with VMware announced a Virtual Computing Environment coalition. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. Competitive pressures we face could materially and adversely affect our business and operating results.

Disruption of or changes in our distribution model could harm our sales.

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenues and gross margins could be adversely affected.

We market and sell our storage solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these channel partners. During the three and nine month periods ended January 29, 2010, revenues generated from sales through our channel partners accounted for 70% and 69% of our revenues, respectively. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

Several factors could result in disruption of or changes in our distribution model, which could materially harm our revenues and gross margins, including the following:

•	We compete with some of our channel partners through our direct sales force, which may lead these partners to use other suppliers who do not directly sell their own products;

•	Our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear;

•	Our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions; and

•	Revenues from indirect sales could suffer if our channel partners’ financial condition or operations weaken.

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

The U.S. government has become an important customer for the storage market and for us; however, government demand is unpredictable, and there can be no assurance that we will maintain or grow our revenues from the U.S. government. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending. If the government or individual agencies within the government reduce or shift their capital spending patterns, our revenues and operating results may be harmed.

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

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by these parties has and in the future could negatively affect our revenues.

During the three month periods ended January 29, 2010, sales to Arrow and Avnet, which are distributors, accounted for approximately 16% and 12%, respectively, and 13% and 11% , respectively of our revenues for the nine month period ended January 29, 2010. The loss of orders from any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products.

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

Recent turmoil in the credit markets may further negatively impact our operations by affecting the solvency of our customers, resellers and distributors, or the ability of our customers to obtain credit to finance purchases of our products. If the uncertainty in the global economy and credit markets continues, or conditions deteriorate, and our future sales decline, our financial condition and operating results could be adversely impacted.

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm our business. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from significant customers. In addition, a change in the mix of our customers could adversely affect our revenues and gross margins.

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

Financial problems of either contract manufacturers or component suppliers could limit supply, increase costs, or result in accelerated payment terms. The loss of any contract manufacturer or key supplier could negatively impact our ability to manufacture and sell our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change contract manufacturers, we may lose revenues and damage our customer relationships. Disruption or termination of manufacturing capacity or component supply could delay shipments of our products and could materially and adversely affect our operating results. Such delays could also damage relationships with current and prospective customers and suppliers, and our competitive position and reputation could be harmed.

A return to growth in the economy will likely put greater pressures on us, our contract manufacturers and our suppliers to accurately project demand and to establish optimal purchase commitment levels. Additionally, the reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, or the inability by us to appropriately cancel, reschedule, or adjust our manufacturing or components requirements based upon business needs could result in either limitation of supply or increased costs from these suppliers.

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

We may need to undertake cost-reduction initiatives and restructuring initiatives in the future.

We have previously recognized restructuring charges related to initiatives to realign our business strategies and resize our business in response to current economic and market conditions, including those announced in February 2009 and December 2008. We may undertake future cost-reduction initiatives and restructuring plans that may adversely impact our operations; and we may not realize all of the anticipated benefits of our prior or any future restructurings.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our financial results.

At January 29, 2010, we had $3.3 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, U.S. government agency bonds, corporate bonds, corporate securities, auction rate securities, certificates of deposit, and money market funds. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

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

The fair value of our investments may change significantly due to events and conditions in the credit and capital markets. For instance, as a result of the bankruptcy filing of Lehman Brothers, which occurred during fiscal 2009, we recorded an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Primary Fund that held Lehman Brothers investments. Any investment securities that we hold (or the issues of such securities) could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value. If such investments suffer market price declines, as we experienced with some of our investments during fiscal 2009, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other-than-temporary.

On occasion, we make strategic investments in other companies, including private equity funds, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control. As of January 29, 2010, we had an investment with the carrying value of $1.6 million in a private equity fund. The risks to our strategic investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges.

In the event of adverse conditions in the credit and capital markets, our investment portfolio may be impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring further impairments, which could adversely impact our financial position and operating results.

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

Substantially all of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $74.0 million. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop.

As of January 29, 2010, we determined there was a total decline in the fair value of our ARS investments of approximately $5.3 million, of which we have recorded cumulative temporary impairment charges of $3.2 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheets of January 29, 2010 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market liquidity does not occur, we may be required to record additional impairment charges in future quarters.

Our leverage and debt service obligations may adversely affect our financial condition and results of operations.

As a result of our sale of $1.265 billion of 1.75% convertible senior notes in June 2008 (the “Notes”), we have a greater amount of long-term debt than we have maintained in the past. We also have various synthetic lease arrangements. In addition, subject to the restrictions in our existing and any future financings agreements, we may incur additional debt. Our maintenance of higher levels of indebtedness could have adverse consequences including:

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

We are subject to restrictive and financial covenants in our synthetic lease arrangements. The restrictive covenants may restrict our ability to operate our business.

Our ongoing extension of credit under our synthetic lease arrangements are subject to continued compliance with financial covenants, which could be more challenging in a difficult operating environment. If we do not comply with these restrictive and financial covenants or otherwise default under the arrangements, we may be required to repay any outstanding amounts or repurchase the properties which are subject to the synthetic lease arrangements. If we lose access to the synthetic lease arrangements, we may not be able to obtain alternative financing on acceptable terms, which could limit our operating flexibility.

The agreements governing our synthetic lease arrangements contain restrictive covenants that limit our ability to operate our business, including restrictions on our ability to:

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

We are also required to comply with financial covenants under synthetic lease arrangements, and our ability to comply with these financial covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

Our failure to comply with the restrictive and financial covenants could result in a default under our synthetic lease arrangements, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts owed thereunder and to terminate the arrangement, and could also result in a cross default with respect to our other indebtedness. In addition, our failure to comply with these covenants and the acceleration of amounts owed under synthetic lease arrangements could result in a default under the Notes, which could permit the holders to accelerate the Notes. If all of our debt is accelerated, we may not have sufficient funds available to repay such debt.

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

We conduct a significant portion of our business outside the United States. A substantial portion of our revenues is derived from sales outside of the U.S. During each of the three month and nine periods ended January 29, 2010, our international revenues accounted for 44% of our total revenues. In addition, we have research and development centers overseas, and a substantial portion of our products are manufactured outside of the U.S. Accordingly, our business and our future operating results could be materially and adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenues. A decrease in the value of the U.S. dollar relative to foreign currencies could increase the cost of local operating expenses. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows. All balance sheet hedges are marked to market through earnings every quarter. The time-value component of our cash flow hedges is recorded in earnings while all other gains and losses are marked to market through other comprehensive income until forecasted transactions occur, at which time such realized gains and losses are recognized in earnings. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets as well as widening interest rate differentials and the volatility of the foreign exchange market. There can be no assurance that such hedging strategies will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

A portion of our earnings which is generated from our international operations is held and invested by certain of our foreign subsidiaries. These amounts are not freely available for dividend repatriation to the United States without triggering significant adverse tax consequences, which could adversely affect our financial results. As a result, unless the cash generated by our domestic operations is sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign cash and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or litigation with respect to those companies.

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and subsequently received a rebuttal from the IRS examination team in response to our protest. We recently were informed by the IRS that this audit will proceed to the IRS Appeals level for further administrative review. The Notices of Proposed Adjustments in this audit focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years.

The IRS recently commenced the examination of our fiscal 2005 through 2007 federal income tax returns. The scope of the IRS audit is unclear at this time.

If the ultimate determination of income taxes assessed under the current IRS audits or under audits being conducted in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. The success of our acquisitions is impacted by a number of factors, and may be subject to the following risks:

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

If we are unable to establish fair value for any undelivered element of a sales arrangement, all or a portion of the revenues relating to the arrangement could be deferred to future periods.

In the course of our sales efforts, we often enter into multiple element arrangements that include our systems and one or more of the following undelivered software-related elements: software entitlements and maintenance, premium hardware maintenance, and storage review services. If we are required to change the pricing of our software related elements through discounting, or otherwise introduce variability in the pricing of such elements, we may be unable to maintain Vendor Specific Objective Evidence of fair value of the undelivered elements of the arrangement, and would therefore be required to delay the recognition of all or a portion of the related arrangement. A delay in the recognition of revenues may cause fluctuations in our financial results and may adversely affect our operating margins.

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

Undetected software errors, hardware errors, or failures found in new products may result in loss of or delay in market acceptance of our products, which could increase our costs and reduce our revenues. Product quality problems could lead to reduced revenues, gross margins and operating results.

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

If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenues, gross margins and operating results.

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

We are a party to lawsuits in the normal course of our business, including our ongoing litigation with Sun Microsystems which was recently acquired by Oracle Corporation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

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

Our business could be materially adversely affected by changes in regulations or standards regarding energy efficiency of our products and climate change issues.

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

In addition, climate change issues may result in new environmental regulations that may unfavorably impact us, our suppliers, and our customers in how we conduct our business including the design, development, and manufacturing of our products. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

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

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition standards recently adopted by the FASB, the increased use of fair value measures, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), could have a significant effect on our reported financial results or the way we conduct our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of January 29, 2010 with respect to the shares of common stock repurchased by NetApp during the three month period ended January 29, 2010:

				Approximate Dollar Value of
			Total Number of Shares	Shares that may yet be
	Total Number	Average	Purchased as Part of	Purchased Under The
	of Shares	Price Paid	Publicly Announced	Repurchase
Period	Purchased	per Share	Program(1)	Program(1)
	(Shares in		(Shares in thousands)	(Dollars in millions)
	thousands)

October 31, 2009 — November 27, 2009	—	$—	—	$1,096
November 28, 2009 — December 25, 2009	—	$—	—	$1,096
December 26, 2009 — January 29, 2010	—	$—	—	$1,096

Total	—	$—	—	$1,096

(1)	On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of January 29, 2010, our Board of Directors had authorized the repurchase of up to $4,023,638,730 of common stock under this program. We did not repurchase any common stock during the three month period ended January 29, 2010. As of January 29, 2010, we had repurchased 104,325,286 shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927,376,373 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096,262,357 with no termination date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Reserved

None

Item 5.	Other Information

The Company filed a Current Report on 8-K on November 25, 2009 related to an agreement to purchase land in Bangalore, India, which is hereby incorporated by reference into this Item 5.

The 2010 Annual Meeting of Stockholders will be held on September 2, 2010, which is more than 30 days before the anniversary of the 2009 Annual Meeting of Stockholders. Stockholder proposals under Rule 14a-8 must be submitted no later than April 28, 2010, which is the same date previously reported in our proxy statement for the 2009 Annual Meeting and which the Company has determined is a reasonable time before the printing and mailing of the proxy materials for the 2010 Annual Meeting. A proposal that a stockholder intends to present for consideration at the 2010 Annual Meeting but does not seek to include in the Company’s proxy materials for the 2010 Annual Meeting must be received not less than 120 calendar days prior to the date of the 2010 Annual Meeting, which is May 5, 2010. All stockholder proposals must be submitted in writing to the attention of the Corporate Secretary, NetApp, Inc., 495 East Java Drive, Sunnyvale, California, 94089, and must be in compliance with applicable laws and regulations and our bylaws in order to be considered for inclusion in the proxy statement for the 2010 Annual Meeting.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: March 1, 2010

EXHIBIT INDEX

Exhibit No		Description

3	.1(1)	Certificate of Incorporation of the Company, as amended.
3.2		Bylaws of the Company.
10	.1(2)	Agreement to Sell, dated as of November 18, 2009, by and between Bhoruka Financial Services Limited, as Seller, and NetApp India Private Limited, as Buyer
10.2		Revised Form of Indemnification Agreement, dated December 17, 2009, by and between the Company and its current and future directors, all of its officers.
10.3		Notice of Termination to the Credit Agreement, dated December 17, 2009, by and between J.P. Morgan Chase Bank, as Administrative Agent and the Company.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 25, 2009.