Form 10-Q
period 2010-07-30
NetApp, Inc.
filed 2010-08-27
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010

Common Stock	357,081,286

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

NETAPP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 30,	April 30,
	2010	2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,612.0	$1,705.0
Short-term investments	2,308.9	2,019.0
Accounts receivable, net of allowances of $1.8 million and $1.6 million at July 30 and April 30, 2010, respectively	372.5	471.5
Inventories	90.4	112.9
Other current assets	210.4	228.7

Total current assets	4,594.2	4,537.1
Property and Equipment, Net	825.4	804.4
Goodwill	737.0	681.0
Other Intangible Assets, Net	43.2	25.1
Long-Term Investments and Restricted Cash	71.2	72.8
Other Non-Current Assets	374.8	374.0

	$6,645.8	$6,494.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$149.9	$184.6
Accrued compensation and related benefits	188.8	379.1
Other current liabilities	199.9	212.2
Short-term deferred revenue	1,126.8	1,135.1

Total current liabilities	1,665.4	1,911.0
1.75% Convertible Senior Notes Due 2013	1,113.4	1,101.5
Other Long-Term Liabilities	196.1	171.9
Long-Term Deferred Revenue	821.0	779.5

	3,795.9	3,963.9

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common stock, 461.2 million and 451.6 million shares issued at July 30 and April 30, 2010	0.5	0.5
Additional paid-in capital	3,629.3	3,453.7
Treasury stock at cost (104.3 million shares at July 30 and April 30, 2010)	(2,927.4)	(2,927.4)
Retained earnings	2,142.7	2,000.9
Accumulated other comprehensive income	4.8	2.8

Total stockholders’ equity	2,849.9	2,530.5

	$6,645.8	$6,494.4

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	July 30,	July 31,
	2010	2009

Revenues:
Product	$720.8	$478.2
Software entitlements and maintenance	174.7	165.3
Service	242.3	194.4

Net revenues	1,137.8	837.9

Cost of Revenues:
Cost of product	307.7	212.5
Cost of software entitlements and maintenance	3.4	3.1
Cost of service	102.3	99.8

Total cost of revenues	413.4	315.4

Gross profit	724.4	522.5

Operating Expenses:
Sales and marketing	354.2	301.4
Research and development	149.5	130.3
General and administrative	56.2	59.6
Restructuring and other charges	0.0	1.5
Acquisition related (income) expense, net	0.3	(41.1)

Total operating expenses	560.2	451.7

Income from Operations	164.2	70.8
Other Expenses, Net:
Interest income	9.8	8.6
Interest expense	(18.6)	(19.2)
Other income (expenses), net	2.2	(1.0)

Total other expenses, net	(6.6)	(11.6)

Income Before Income Taxes	157.6	59.2
Provision for Income Taxes	15.8	7.5

Net Income	$141.8	$51.7

Net Income Per share:
Basic	$0.40	$0.15

Diluted	$0.38	$0.15

Shares Used in Net Income per Share Calculations:
Basic	352.4	334.5

Diluted	374.3	338.9

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	July 30,	July 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$141.8	$51.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.7	43.0
Stock-based compensation	44.3	52.2
Accretion of discount and issuance costs on notes	12.9	13.1
Unrealized losses on derivative activities	10.8	0.0
Deferred income taxes	7.4	(2.1)
Tax benefit (charges) from stock-based compensation	(12.0)	19.0
Other non-cash items, net	3.7	0.1
Changes in assets and liabilities:
Accounts receivable	100.0	117.2
Inventories	22.5	(0.4)
Other operating assets	9.9	12.2
Accounts payable	(34.4)	(14.5)
Accrued compensation and other current liabilities	(221.6)	(230.9)
Deferred revenue	33.2	(9.8)
Other operating liabilities	18.1	(12.6)

Net cash provided by operating activities	177.3	38.2

Cash Flows from Investing Activities:
Purchases of investments	(726.1)	(160.9)
Redemptions of investments	432.2	394.5
Purchases of property and equipment	(40.2)	(24.7)
Acquisition of business, net of cash acquired	(74.9)	0.0
Other investing activities, net	0.1	(0.4)

Net cash provided by (used in) investing activities	(408.9)	208.5

Cash Flows from Financing Activities:
Issuance of common stock	139.9	33.3

Net cash provided by financing activities	139.9	33.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.3)	10.2

Net Increase (Decrease) in Cash and Cash Equivalents	(93.0)	290.2
Cash and Cash Equivalents:
Beginning of period	1,705.0	1,494.2

End of period	$1,612.0	$1,784.4

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

2.	Condensed Consolidated Financial Statements

Fiscal Year — We operate on a 52-week or 53-week fiscal year ending on the last Friday in April. The first three month period of fiscal 2011 was a 13 week or 91 day period, while the first three month period of fiscal 2010 was a 14 week, or 98 day period.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by NetApp, Inc., and reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended April 30, 2010 contained in the Company’s Annual Report on Form 10-K filed on June 18, 2010. The results of operations for the three month period ended July 30, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3.	Significant Accounting Policies

There have been no significant changes in our significant accounting policies for the three month period ended July 30, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Recent Accounting Standards Not Yet Effective

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimate of selling prices (BESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE);

(iii)	eliminate the use of the residual method and requires an entity to allocate revenue using the relative selling price method; and

(iv)	expands the disclosure requirements to provide both qualitative and quantitative information about the significant judgments made in applying the revised guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition.

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

In July 2010, the FASB issued an accounting standard that is intended to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect the new standard to have a material impact on our financial statements.

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

4.	Statements of Cash Flows

Supplemental cash flows and noncash investing and financing activities are as follows (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$20.3	$8.8
Acquisition of property and equipment through long-term financing	$12.6	$0.0
Options assumed for acquired business	$3.3	$0.0
Supplemental Cash Flow Information:
Income taxes paid	$8.1	$9.0
Income taxes refunded	$0.1	$0.8
Interest paid on debt	$11.1	$11.1

5.	Business Combinations

We recognize identifiable assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

Bycast Acquisition

On May 13, 2010, NetApp completed its acquisition of Bycast Inc. (Bycast), a privately held company headquartered in Vancouver, Canada. Bycast develops and sells software designed to manage petabyte-scale, globally distributed repositories of images, video and records for enterprises and service providers. The acquisition extends our position in unified storage by adding an object-based storage software offering, which simplifies the task of large-scale storage and improves the ability to search and locate data objects.

We acquired 100% of the outstanding shares of Bycast for a purchase price of $80.5 million in cash, including $13.1 million, which was placed in an escrow account to secure Bycast’s obligations under certain indemnity provisions. Subject to any claims for indemnity, the escrow funds will be released 18 months from the closing date of the acquisition. In addition, we assumed all of the then outstanding options to purchase Bycast common stock, and converted those into options to purchase approximately 0.2 million shares of our common stock. The results of operations of Bycast are included in our Condensed Consolidated Statements of Operations beginning May 13, 2010, the closing date of the acquisition.

The following table summarizes the purchase price (in millions):

Cash	$80.5
Fair value of vested options assumed	3.3

Total initial purchase price	$83.8

The fair value of the assumed options was determined using a Black-Scholes valuation model.

The purchase price as shown in the table above was allocated to Bycast’s net tangible and intangible assets based on various fair value estimates and analyses, including work performed by third-party valuation specialists (in millions):

Cash	$5.7
Tangible assets	3.8
Deferred revenue and other liabilities	(1.4)
Identified intangible assets	23.6
Deferred income taxes	(3.9)
Goodwill	56.0

Total purchase price	$83.8

Goodwill is not deductible for income tax purposes.

Adjustments may be made to the allocation of the purchase price during the measurement period to reflect adjustments to deferred taxes related to the acquisition. The identified intangible assets, which are amortized on a straight-line basis over their estimated useful lives, consisted of the following (in millions, except useful life):

		Useful Life (Years)

Developed technology	$18.0	5
Customer relationships	4.7	3
Trademarks and trade names	0.7	5
Other	0.2	2

Total identified intangible assets	$23.6

Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Termination of Proposed Merger with Data Domain, Inc.

In July 2009, a proposed merger between us and Data Domain, Inc. (Data Domain) was terminated by Data Domain’s Board of Directors and, pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in a net amount of $41.1 million which is included in acquisition related income (expense), net in the consolidated statement of operations.

6.	Goodwill and Purchased Intangible Assets

Activity related to goodwill and identified purchased intangible assets for the three months ended July 30, 2010 consisted of the following (in millions):

		Identified
		Intangible
	Goodwill	Assets

April 30, 2010	$681.0	$25.1
Additions related to acquisition	56.0	23.6
Amortization	0.0	(5.5)

July 30, 2010	$737.0	$43.2

Identified intangible assets are summarized as follows (in millions):

	July 30, 2010			April 30, 2010
		Accumulated			Accumulated
	Gross Assets	Amortization	Net Assets	Gross Assets	Amortization	Net Assets

Identified Intangible Assets:
Existing technology	$93.1	$(59.9)	$33.2	$75.1	$(55.5)	$19.6
Trademarks/tradenames	7.1	(4.5)	2.6	6.4	(4.3)	2.1
Customer contracts/relationships	17.1	(9.7)	7.4	12.2	(8.8)	3.4

Total identified intangible assets, net	$117.3	$(74.1)	$43.2	$93.7	$(68.6)	$25.1

Amortization expense for identified intangible assets is summarized below (in millions):

	Three Months Ended
	July 30,	July 31,	Statement of Operations
	2010	2009	Classifications

Existing technology	$4.4	$4.7	Cost of product revenues
Trademarks/tradenames	0.3	0.3	Sales and marketing
Customer contracts/relationships	0.8	0.6	Sales and marketing

	$5.5	$5.6

As of July 30, 2010, future amortization expense related to identifiable intangible assets was as follows (in millions):

Fiscal Year	Amount

Remainder of 2011	$11.1
2012	12.6
2013	10.3
2014	4.4
2015 and thereafter	4.8

Total	$43.2

7.	Balance Sheet Detail

Cash and Cash Equivalents (in millions):

	July 30,	April 30,
	2010	2010

Cash	$121.3	$187.8
Cash equivalents	1,490.7	1,517.2

	$1,612.0	$1,705.0

Inventories (in millions):

	July 30,	April 30,
	2010	2010

Purchased components	$8.2	$9.4
Work-in-process	0.2	0.2
Finished goods	82.0	103.3

Total	$90.4	$112.9

Other Current Assets (in millions):

	July 30,	April 30,
	2010	2010

Deferred tax assets	$52.4	$69.6
Prepaid expenses and other current assets	154.1	157.0
Short-term restricted cash	3.9	2.1

	$210.4	$228.7

Property and Equipment (in millions):

	July 30,	April 30,
	2010	2010

Land	$204.7	$204.7
Buildings and building improvements	395.2	394.8
Leasehold improvements	75.0	73.7
Computer, production, engineering and other
equipment and purchased software	669.3	628.6
Furniture	62.6	63.2
Construction-in-process	43.8	37.0

	1,450.6	1,402.0
Accumulated depreciation and amortization	(625.2)	(597.6)

	$825.4	$804.4

Long Term Investments and Restricted Cash (in millions):

	July 30,	April 30,
	2010	2010

Auction rate securities	$67.4	$69.0
Nonmarketable securities	1.4	1.4
Restricted cash	2.4	2.4

	$71.2	$72.8

Other Non-Current Liabilities (in millions):

	July 30,	April 30,
	2010	2010

Liability for uncertain tax positions	$123.8	$122.4
Warranty	14.1	13.7
Other	58.2	35.8

	$196.1	$171.9

8.	Financial Instruments and Fair Value

The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

Investments

The following is a summary of investments at July 30, 2010 and April 30, 2010 (in millions):

	July 30, 2010				April 30, 2010
		Gross Unrealized		Estimated		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Corporate bonds	$1,448.3	$7.4	$(1.7)	$1,454.0	$1,128.1	$3.4	$(1.8)	$1,129.7
Auction rate securities	70.8	0.5	(3.9)	67.4	71.6	0.7	(3.3)	69.0
U.S. agency securities	712.7	1.6	0.0	714.3	775.4	1.7	(0.1)	777.0
U.S. treasuries	5.1	0.1	0.0	5.2	41.5	0.4	0.0	41.9
Commercial paper	203.4	0.0	0.0	203.4	215.9	0.0	0.0	215.9
Municipal bonds	1.5	0.0	0.0	1.5	1.5	0.0	0.0	1.5
Certificates of deposit	64.0	0.0	0.0	64.0	159.0	0.0	0.0	159.0
Money market funds	1,357.2	0.0	0.0	1,357.2	1,211.2	0.0	0.0	1,211.2

Total debt and equity securities	3,863.0	9.6	(5.6)	3,867.0	3,604.2	6.2	(5.2)	3,605.2
Less cash equivalents	1,490.7	0.0	0.0	1,490.7	1,517.2	0.0	0.0	1,517.2
Less long-term investments	70.8	0.5	(3.9)	67.4	71.6	0.7	(3.3)	69.0

Total short-term investments	$2,301.5	$9.1	$(1.7)	$2,308.9	$2,015.4	$5.5	$(1.9)	$2,019.0

The following table presents the contractual maturities of our debt investments as of July 30, 2010 (in millions):

Debt Investment Maturities	Cost	Fair Value

Due in one year or less	$740.9	$742.0
Due in one through five years	1,694.0	1,700.4
Due in five through ten years	0.0	0.0
Due after ten years*	70.9	67.4

	$2,505.8	$2,509.8

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 30, 2010 (in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Corporate bonds	$1,454.0	$0.0	$1,454.0	$0.0
U.S. agency securities	714.3	0.0	714.3	0.0
U.S. Treasuries	5.2	5.2	0.0	0.0
Municipal bonds	1.5	0.0	1.5	0.0
Commercial paper	203.4	0.0	203.4	0.0
Certificates of deposit	64.0	0.0	64.0	0.0
Money market funds	1,357.2	1,357.2	0.0	0.0
Auction rate securities	67.4	0.0	0.0	67.4
Equity securities	16.4	16.4	0.0	0.0
Investment in privately-held companies	1.4	0.0	0.0	1.4
Foreign currency contracts	0.1	0.0	0.1	0.0

Total	$3,884.9	$1,378.8	$2,437.3	$68.8

Liabilities
Foreign currency contracts	$(11.8)	$0.0	$(11.8)	$0.0

Reported as (in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$1,490.7	$1,357.2	$133.5	$0.0
Short-term investments	2,308.9	5.2	2,303.7	0.0
Other current assets	2.4	2.3	0.1	0.0
Long-term investments	68.8	0.0	0.0	68.8
Other non-current assets	14.1	14.1	0.0	0.0

Total	$3,884.9	$1,378.8	$2,437.3	$68.8

Liabilities
Other current liabilities	$(11.8)	$0.0	$(11.8)	$0.0

The unrealized losses on our available-for-sale investments in corporate bonds and U.S. government agency bonds were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we do not intend to sell nor are likely to be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired at July 30, 2010.

As of July 30, 2010 and April 30, 2010, we had auction rate securities (ARSs) with a par value of $73.0 million and $73.8 million, respectively, and an estimated fair value of $67.4 million and $69.0 million, respectively, which are classified as long-term investments. All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education. As of July 30, 2010, we recorded cumulative temporary losses of $3.4 million within

Accumulated Other Comprehensive Income (AOCI). We estimated the fair value for each individual ARS using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs as of July 30, 2010 (in millions).

	Auction Rate	Private Equity
	Securities	Fund

Balance at April 30, 2010	$69.0	$1.4
Total unrealized losses included in other comprehensive income	(0.8)	0.0
Purchases, sales and settlements, net	(0.8)	0.0

Balance at July 30, 2010	$67.4	$1.4

9.	Financing Arrangements

1.75% Convertible Senior Notes Due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes). The Notes are unsecured, unsubordinated obligations of the Company. Interest is payable in cash semi-annually at a rate of 1.75% per annum. The Notes will mature on June 1, 2013 unless repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified in the indenture governing the Notes, based on an initial conversion rate of 31.40 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of the Notes of approximately $31.85 per share), subject to adjustment as described in the indenture governing the Notes.

As of July 30, 2010, none of the conditions allowing the holders of the Notes to convert had been met and we had not issued any shares related to the Notes. Based on the closing price of our common stock of $42.30 on July 30, 2010, the if-converted value of our Notes exceeded their principal amount by approximately $415.1 million.

The following table reflects the carrying value of our convertible debt (in millions):

	July 30,	April 30,
	2010	2010

1.75% Convertible Notes Due 2013	$1,265.0	$1,265.0
Less: Unamortized discount	(151.6)	(163.5)

Net long-term carrying amount of Notes	$1,113.4	$1,101.5

The following table presents the amount of interest cost recognized at an effective interest rate of 6.31% relating to both the contractual interest coupon and the amortization of the discount and issuance costs (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Contractual interest coupon	$5.5	$5.9
Amortization of debt discount	11.9	12.1
Amortization of issuance costs	1.0	1.0

Total interest expenses recognized	$18.4	$19.0

The following table reflects the remaining debt discount and issuance cost as of July 30, 2010 (in millions):

Remaining debt discount	$151.6
Remaining issuance costs	$13.1
Remaining life of the Notes (years)	2.8

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased note hedges and sold warrants. The separate note hedge and warrants transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

•	Note Hedges. As of July 30, 2010 and April 30, 2010, we have transactions with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding and (2) the scheduled trading day immediately preceding the maturity date of the Notes.

•	Warrants. As of July 30, 2010 and April 30, 2010, we have outstanding warrants to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of July 30, 2010 we are subject to potential dilution on the 20% unhedged portion of our Notes upon conversion if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85.

Fair Value of Notes

As of July 30, 2010, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $1.7 billion, or 136% of the face value of the Notes, based upon quoted market information.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	July 30,	April 30,
	2010	2010

Other long-term financing arrangements	$12.6	$0.0
Less: amounts due in one year	(5.1)	0.0

Long-term financing arrangements, less current portion	$7.5	$0.0

10.	Stockholders’ Equity

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows (in millions, except for per share information and term):

	Outstanding Options
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Numbers of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at April 30, 2010	35.2	$23.02
Options granted	1.7	37.82
Options assumed in acquisition	0.2	16.56
Options exercised	(6.0)	21.31
Options forfeitures and cancellations	(0.3)	32.86

Outstanding at July 30, 2010	30.8	$23.99	4.59	$568.3

Options vested and expected to vest as of July 30, 2010	29.1	$23.86	4.51	$541.2
Exercisable at July 30, 2010	17.5	$23.19	3.73	$339.1

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Weighted-average fair value per share granted	$13.36	$7.59
Weighted-average fair value per share of options assumed in acquisition	$21.15	n/a
Intrinsic value of options exercised	$110.5	$4.1
Proceeds received from the exercise of stock options	$127.6	$13.0
Fair value of options vested	$28.0	$46.0

There was $102.4 million of total unrecognized compensation expense as of July 30, 2010 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.8 years.

The following table summarizes activity related to our RSUs (in millions, except the fair value):

		Weighted Average
	Numbers of	Grant Date
	Shares	Fair Value

Outstanding at April 30, 2010	9.0	$23.93
RSUs granted	1.0	38.59
RSUs vested	(1.3)	18.91
RSUs forfeitures and cancellations	(0.3)	24.99

Outstanding at July 30, 2010	8.4	26.37

RSUs are converted into common stock upon the release to the employees or directors upon vesting. Upon the vesting of restricted stock, we primarily require the use of the net share settlement approach and withhold a portion of the shares to cover the applicable taxes and decrease the shares issued to the employee by a corresponding value. The number and the value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Shares withheld for taxes	0.5	0.3
Fair value of shares withheld	$18.5	$5.2

As of July 30, 2010, there was $158.1 million of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 2.7 years.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. Additional information related to our purchase rights issued under the ESPP is summarized below (in millions, except per share information):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Weighted-average fair value per right granted	$11.79	$7.07
Shares issued under the ESPP	2.8	2.5
Weighted average price of shares issued	$11.08	$10.38

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations for the three month periods ended July 30, 2010 and July 31, 2009, respectively, are as follows (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Cost of product revenues	$0.9	$1.2
Cost of service revenues	3.9	4.5
Sales and marketing	20.6	24.0
Research and development	11.1	12.7
General and administrative	7.8	9.8

Total stock-based compensation expense	$44.3	$52.2

The following table summarizes stock-based compensation expense associated with each type of award (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Employee stock options	$12.9	$29.4
RSUs and restricted stock awards	19.8	16.8
ESPP	11.6	6.1
Change in amounts capitalized in inventory	0.0	(0.1)

Total stock-based compensation expense	$44.3	$52.2

For the three month periods ended July 30, 2010 and July 31, 2009, total income tax benefits (detriments) associated with employee stock transactions and recognized in stockholders’ equity were $(12.0) million and $19.0 million, respectively.

Valuation Assumptions

The fair value of each award is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009

Expected term in years	4.8	3.9	1.2	1.2
Risk-free interest rate	2.09%	2.23%	0.46%	0.63%
Volatility	38%	44%	39%	45%

Stock Repurchase Program

Since the inception of our stock repurchase programs on May 13, 2003 through July 30, 2010, we have purchased a total of 104.3 million shares of our common stock at an average price of $28.06 per share for an aggregate purchase price of $2.9 billion. As of July 30, 2010, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under various stock repurchase programs, and $1.1 billion remains available under these authorizations. The stock repurchase programs may be suspended or discontinued at any time.

During the three month period ended July 30, 2010, we did not repurchase any shares of our common stock under the stock repurchase program.

Comprehensive Income

The components of accumulated other comprehensive income, net of related tax effects, were as follows (in millions):

	July 30,	April 30,
	2010	2010

Accumulated translation adjustments	$1.7	$1.2
Accumulated unrealized gain on available-for-sale investments	3.0	0.9
Accumulated unrealized gain on derivatives qualifying as cash flow hedges	0.1	0.7

Total accumulated other comprehensive income	$4.8	$2.8

The components of comprehensive income were as follows:

	Three Months Ended
	July 30,	July 31,
	2010	2009

Net income	$141.8	$51.7
Change in currency translation adjustments	0.5	2.4
Change in unrealized gain on available-for-sale investments, net of related tax effect	2.1	6.9
Change in unrealized loss on derivatives qualifying as cash flow hedges	(0.6)	(0.7)

Comprehensive income	$143.8	$60.3

11.	Derivatives and Hedging Activities

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

	July 30,	April 30,
	2010	2010

Cash Flow Hedges
Euro	$97.3	$81.0
British Pound Sterling	20.7	18.9
Balance Sheet Contracts
Euro	207.8	232.6
British Pound Sterling	48.7	57.0
Canadian Dollar	15.6	28.1
Australian Dollar	28.8	23.0
Other	44.3	43.6
Put Option (Euro)	13.0	0.0

As of July 30, 2010 and April 30, 2010, the fair value of our short-term foreign currency contracts was not material. Certain of these contracts are designed to hedge our exposure to foreign monetary assets and liabilities and are not accounted for as a hedging activity. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change. Net deferred gains and losses relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges were not material for any period presented. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. Gains and losses related to our foreign currency forward exchange contracts generated by hedged assets and liabilities, and the related derivative instruments were as follows (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Gain (loss) generated by hedged assets and liabilities	$(2.6)	$9.7
Gain (loss) on related derivative instruments	2.3	(11.8)

The amount of net losses recorded in AOCI as of July 30, 2010 was not material.

12.	Income Taxes

Our effective tax rate for the periods presented was as follows:

	Three Months Ended
	July 30,	July 31,
	2010	2009

Effective tax rate	10.0%	12.7%

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. As of July 30, 2010, we had $136.3 million of unrecognized tax benefits. We have recorded $123.8 million in other long-term liabilities, of which $110.2 million, if recognized, would affect our provision for income taxes.

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

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and subsequently received a rebuttal from the IRS examination team in response to our protest. We are currently in discussions with the IRS Appeals office for further administrative review. The Notices of Proposed Adjustments in this audit focus primarily on issues of the timing and the amount of income recognized and deductions taken during the audit years and on the level of cost allocations made to foreign operations during the audit years.

The IRS recently commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and the California Franchise Tax Board has begun the examination of our fiscal 2007 and 2008 California tax returns. The scope of each of the IRS and California Franchise Tax Board examinations are unclear at this time.

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

13.	Net Income per Share

The following is a calculation of basic and diluted net income per share for the periods presented (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Net Income (Numerator):
Net income, basic and diluted	$141.8	$51.7
Shares (Denominator):
Weighted average common shares outstanding	352.4	334.6
Weighted average common shares outstanding subject to repurchase	0.0	(0.1)

Shares used in basic computation	352.4	334.5
Weighted average common shares outstanding subject to repurchase	0.0	0.1
Dilutive potential shares related to employee equity award plans	15.5	4.3
Dilutive impact of assumed conversion of Notes	6.4	0.0

Shares used in diluted computation	374.3	338.9

Net Income per Share:
Basic	$0.40	$0.15

Diluted	$0.38	$0.15

The following potential weighted average common shares have been excluded from the diluted net income per share calculations, as their effect would have been antidilutive (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Options and RSUs	5.3	44.0

Dilutive shares outstanding during the three month periods ended July 30, 2010 and July 31, 2009 do not include any effect resulting from the warrants issued in June 2008, and for the three month period ended July 31,

2009 do not include any effect resulting from assumed conversion of the Notes, as their impact would be anti-dilutive. The Note hedges are not included for purposes of calculating earnings per share, as their effect would be anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are designed to reduce the dilutive effect of the Notes when our stock price is above $31.85 per share.

14.	Segment, Geographic, and Significant Customer Information

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

Summarized revenues by geographic region for the three month periods ended July 30, 2010 and July 31, 2009, based on the our internal management system and as utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Month Ended
	July 30,	July 31,
	2010	2009

Americas (United States, Canada and Latin America)*	$634.0	$482.8
Europe, Middle East and Africa	383.3	266.9
Asia Pacific and Japan	120.5	88.2

Net revenues	$1,137.8	$837.9

*	Sales to the United States accounted for $565.2 million and $439.0 million of Americas’ revenues in the three month periods ended July 30, 2010 and July 31, 2009, respectively.

The majority of our assets, excluding cash and cash equivalents and investments and accounts receivable, as of July 30, 2010 and April 30, 2010 were attributable to our U.S. operations. Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $1.8 billion and $1.7 billion as of July 30, 2010 and April 30, 2010, respectively, and the remaining $2.2 billion and $2.1 billion at the respective period ends was held in the United States.

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 30,	April 30,
	2010	2010

United States	$757.0	$735.0
International	68.4	69.4

Total property and equipment	$825.4	$804.4

No more than ten percent of total property and equipment was located in any single foreign country.

International sales to single foreign countries which accounted for ten percent or more of net revenues were as follows (in millions):

Three Months Ended
July 30,
2010

Germany	$134.2

No single foreign country accounted for ten percent or more of net revenues in the three months ended July 31, 2009.

Sales to customers, who are distributors, for the three month periods ended July 30, 2010 and July 31, 2009, which accounted for ten percent or more of net revenues were as follows (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Arrow Electronics, Inc.	$180.3	$93.5
Avnet, Inc.	124.0	94.7

The following customers accounted for ten percent or more of net accounts receivable as of July 30, 2010 and April 30, 2010 (in millions):

	July 30,	April 30,
	2010	2010

Arrow Electronics, Inc.	$22.6	$48.7
Deutsche Telekom AG.	41.6	n/a

15.	Commitments and Contingencies

Lease Commitments

Future annual minimum lease payments under all noncancelable facilities and equipment operating leases with an initial term in excess of one year as of July 30, 2010 totaled $284.3 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $131.5 million in non-cancelable purchase commitments with our contract manufacturers as of July 30, 2010. In addition, we recorded a liability for firm non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of April 30, 2010 and April 24, 2009, such liability amounted to $2.8 million and $3.8 million, respectively, and is included in other current liabilities in the consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. We had $321.2 million in such purchase commitments as of July 30, 2010.

Product Warranties

We provide customers a warranty on software of ninety days and a warranty on hardware with terms ranging from one to three years. Following is an analysis of our warranty reserves (in millions):

	Three Months Ended
	July 30,	July 31,
	2010	2009

Warranty reserve at beginning of period	$31.9	$42.3
Expense accrued during the period	5.9	5.3
Warranty costs incurred	(5.7)	(7.3)

Warranty reserve at end of period	$32.1	$40.3

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our third-party funding companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party leasing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer the revenues associated with the end-user financing arrangement in accordance with our revenue recognition policies. As of July 30, 2010, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $81.1 million; and the related deferred revenue and cost of revenues totaled approximately $81.6 million and $9.4 million, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (Sun). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008.

In January 2010, Oracle Corporation acquired Sun. The three lawsuits are currently in the discovery and motion phase and no trial dates have been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of July 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	product introductions, development, enhancements and acceptance;

•	economic and industry trends or trend analyses;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements, including anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our convertible notes and associated warrants on our earnings per share;

•	the conversion, maturation or repurchase of the convertible notes;

•	compliance with laws, regulations and debt covenants;

•	the continuation of our stock repurchase program; and

•	the impact of completed acquisitions

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 40.

Overview

Revenues for the three month period ended July 30, 2010 were $1,137.8 million, up $299.9 million or 36% from the comparable period in the prior year. Improved revenue performance in the first three months of fiscal 2011 was the result of strong demand for our storage efficiency and data management solutions, with increases in revenues across all geographies. Gross margin percentages strengthened during the three month period ended July 30, 2010 from the comparable period in the prior year due largely to improvements in product materials cost, partially offset by a decrease in the overall average selling prices of our products.

During the three month period ended July 30, 2010, sales and marketing, research and development, and general and administrative expenses totaled $559.9 million, up 14% from the prior year and reflecting the impact of an 8% increase in average headcount. At July 30, 2010 our headcount was 8,973 compared to 8,042 at July 31, 2009. Salary and related expenses for the three months ended July 30, 2010 were favorably impacted by having 13 weeks in the period compared to 14 weeks in the comparable period of the prior year.

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

We believe the accounting policies discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010 are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 3 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 30, 2010	July 31, 2009

Revenues:
Product	63.4%	57.1%
Software entitlements and maintenance	15.3	19.7
Service	21.3	23.2

Net revenues	100.0	100.0
Cost of Revenues:
Cost of product	27.0	25.3
Cost of software entitlements and maintenance	0.3	0.4
Cost of service	9.0	11.9

Gross Profit	63.7	62.4

Operating Expenses:
Sales and marketing	31.2	35.9
Research and development	13.2	15.6
General and administrative	4.9	7.1
Restructuring and other charges	—	0.2
Acquisition related (income) expense, net	—	(4.9)

Total Operating Expenses	49.3	53.9

Income from Operations	14.4	8.5
Other Expenses, Net:
Interest income	0.9	1.0
Interest expense	(1.6)	(2.3)
Other income (expense), net	0.2	(0.1)

Total Other Expenses, Net	(0.5)	(1.4)

Income Before Income Taxes	13.9	7.1
Provision for Income Taxes	1.4	0.9

Net Income	12.5%	6.2%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three month periods ended July 30, 2010 and July 31, 2009 were as follows (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Net revenues	$1,137.8	$837.9	36%

Net revenues increased by $299.9 million, or 36%, for the three month period ended July 30, 2010 from the comparable period in the prior year. The increase in our net revenues was primarily related to an increase in product revenues, which comprised 63% of net revenues in the three months ended July 30, 2010, compared to 57% in the three month period ended July 31, 2009.

Sales through our indirect channels represented 69% of net revenues for each of the three month periods ended July 30, 2010 and July 31, 2009.

The following table sets forth sales to customers, who are distributors, who accounted for 10% or more of revenues (in millions, except percentages):

	Three Months Ended
	July 30,	% of	July 31,	% of
	2010	Revenues	2009	Revenues

Arrow Electronics, Inc.	$180.3	16%	$93.5	11%
Avnet, Inc.	124.0	11%	94.7	11%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Product revenues	$720.8	$478.2	51%

Product revenues increased by $242.6 million, or 51%, for the three month period ended July 30, 2010 from the comparable period in the prior year. Our configured systems are comprised of bundled hardware and software products. Configured systems unit volume increased by 78%, or $193.2 million, for the three month period ended July 30, 2010 compared to the prior year, with the largest increase in smaller systems.

During the three month period ended July 30, 2010, large, medium-sized and smaller systems generated approximately 25%, 52% and 23% of configured systems revenues, respectively, compared to approximately 20%, 60% and 20%, respectively in the prior year. Average selling prices (ASPs) declined due primarily to lower ASPs per unit in large systems, as well as a shift in unit mix towards smaller systems.

In addition, our net add-on hardware, software and other product revenues accounted for a $49.4 million increase for the three month period ended July 30, 2010 from the comparable period in the prior year due to customers increasing the capacity and/or functionalities of their storage systems.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This wide variation in customer configurations can significantly impact revenues, cost of revenues, and gross profit performance. Price changes, foreign currency rates, unit volumes, customer mix and product configuration can also impact revenues, cost of revenues and gross profit performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year, and we pass along those price decreases to our customers while working to maintain relatively constant profit margins on our disk drives. While our sales price per terabyte continues to decline, improved system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Software entitlements and maintenance revenues	$174.7	$165.3	6%

Software entitlements and maintenance, or SEM, revenues increased by $9.4 million, or 6%, for the three month period ended July 31, 2010, from the comparable period in the prior year. The increase was the result of an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Service revenues	$242.3	$194.4	25%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $47.9 million, or 25%, for the three month period ended July 30, 2010, from the comparable period in the prior year. Hardware maintenance contract revenues increased 23% for the three month period ended July 30, 2010 from the comparable period in the prior year, as a result of an increase in the installed base under service contracts and the timing of recognition of the related revenue. Professional services and educational and training services revenues increased 27% for the three month periods ended July 30, 2010 compared to the prior year.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Americas (primarily the United States)	$634.0	$482.8	31%
Europe, Middle East and Africa (EMEA)	383.3	266.9	44%
Asia Pacific and Japan (APAC)	120.5	88.2	37%

Net revenues	$1,137.8	$837.9

Sales to the United States accounted for 89% and 91% of Americas’ revenues in the three month periods ended July 30, 2010 and July 31, 2009, respectively. Sales to Germany accounted for 12% of net revenues for the three month period ended July 30, 2010, and less than 10% of net revenues for the three month period ended July 31, 2009.

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

Our gross profits are impacted by a variety of factors including pricing and discount practices, channel sales mix, product configuration, revenue mix and product material costs. Service gross profit is also typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. If our shipment volumes, product and services mix, average selling prices and pricing actions that impact our gross profit are adversely affected, whether by economic uncertainties or for other reasons, our gross profit could decline.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Cost of product revenues	$307.7	$212.5	45%

Cost of product revenues increased by $95.2 million, or 45%, for the three month period ended July 30, 2010 from the comparable period in the prior year. The change was comprised of the following elements (in percentage points of the total change):

Percentage Points

Materials costs	44
Excess and obsolete inventory	(2)
Manufacturing overhead	3

Total change	45

The increase in materials cost reflects a 78% increase in configured systems unit volume and an increase in unit costs of large systems, partially offset by lower per unit costs in medium-sized and smaller systems due to favorable materials pricing, which we expect to continue. Average materials costs per unit were favorably impacted by a shift in mix to smaller systems. Our cost of product revenues was unfavorably impacted in the three month period ended July 30, 2010 compared to the prior year by an increase of $4.5 million in manufacturing overhead related to increased volumes, partially offset by a decrease of $3.4 million in write downs of excess inventories.

Cost of product revenues represented 43% and 44% of product revenue for the three month period ended July 30, 2010 and July 31, 2009, respectively. The overall reduction of costs as a percentage of revenues for the three month period ended July 30, 2010 was the result of per unit materials cost reductions outpacing sales price reductions.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Cost of software entitlements and maintenance revenues	$3.4	$3.1	10%

Cost of SEM revenues increased by $0.3 million, or 10%, for the three month period ended July 30, 2010 from the comparable period in the prior year due to an increase in field service engineering costs. Cost of SEM revenues represented 2% of SEM revenues for each of the three month periods ended July 30, 2010 and July 31, 2009, respectively.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Cost of service revenues	$102.3	$99.8	3%

Cost of service revenues increased by $2.5 million, or 3%, for the three month period ended July 30, 2010 from the comparable period in the prior year primarily due to increased warranty costs associated with higher sales volumes. Costs represented 42% and 51%, respectively, of service revenues for the three month periods ended July 30, 2010 and July 31, 2009, respectively.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries and related benefits, stock-based compensation costs and employee incentive compensation plan costs.

Compensation costs included in operating expenses increased approximately $14.5 million, or 9%, during the three month period ended July 30, 2010 compared to the three month period ended July 31, 2009, primarily due to (i) a $14.2 million increase in salaries, benefits and other compensation related costs due to an increase in average headcount, primarily in sales, marketing and engineering functions, and (ii) an increase of $3.7 million in incentive compensation expense reflecting stronger operating performance and increased headcount during the three month period ended July 30, 2010 compared to the same period of the prior year, (iii) partially offset by a $3.4 million decrease in stock based compensation. In addition, sales and marketing expenses reflected an increase in commissions expense of $11.8 million during the three month period ended July 30, 2010, reflecting stronger sales performance compared to the same period of the prior year.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Sales and marketing expenses	$354.2	$301.4	18%

Sales and marketing expense consists primarily of compensation costs, commissions, allocated facilities and IT costs, advertising and marketing promotional expense, and travel and entertainment expense, and increased $52.8 million, or 18%, for the three month period ended July 30, 2010 from the comparable period in the prior year. This change was comprised of the following elements (in percentage points of the total change):

Percentage Points

Salaries	3
Incentive plan compensation	1
Stock based compensation	(1)
Other compensation and benefit costs	2
Commissions	4
Travel and entertainment	2
Advertising and marketing promotional expense	1
Facilities and IT support costs	2
Other	4

Total change	18

The increase in salaries and related expenses reflects an increase in sales and marketing headcount of 15% as of July 30, 2010 compared to July 31, 2009.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Research and development expenses	$149.5	$130.3	15%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, prototypes, non-recurring engineering, or NRE charges and other outside services costs. Research and development expenses increased $19.2 million, or 15%, for the three month period ended July 30, 2010 from the comparable period in the prior year. This change was comprised of the following elements (in percentage points of the total change):

Percentage Points

Salaries	4
Incentive plan compensation	3
Stock based compensation	(1)
Facilities and IT support costs	3
NRE charges	1
Outside services	1
Equipment and software related costs	2
Other	2

Total change	15

The increase in salaries and related expenses reflects an increase in engineering headcount of 21% as of July 30, 2010 compared to July 31, 2009.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

General and administrative expenses	$56.2	$59.6	(6)%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, recruiting expenses, and allocated facilities and IT costs. General and administrative expenses decreased $3.4 million, or 6%, for the three month period ended July 30, 2010 from the comparable period in the prior year. This change was comprised of the following elements (in percentage points of the total change):

Percentage Points

Incentive plan compensation	2
Stock based compensation	(3)
Professional and corporate legal fees	(3)
IT costs	(2)

Total change	(6)

Restructuring and Other Charges (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Restructuring and other charges	$0.0	$1.5	(100)%

In the three month period ended July 31, 2009, we recorded restructuring expense of $1.5 million, primarily related to employee severance costs associated with our fiscal 2009 restructuring plan.

Acquisition Related (Income) Expense, Net (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Acquisition related (income) expense, net	$0.3	$(41.1)	NM

NM — Not meaningful

In the three months ended July 30, 2010, we incurred $0.3 million of costs associated with our acquisition of Bycast Inc. In the three months ended July 31, 2009, we received a $57.0 million termination fee related to the terminated merger transaction with Data Domain Corporation, partially offset by $15.9 million of incremental third-party costs.

Other Income and Expense

Interest Income (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Interest income	$9.8	$8.6	14%

The increase in interest income for the three month period ended July 30, 2010 compared to the comparable period in the prior year was primarily due to higher levels of investments in fiscal 2011.

Interest Expense (in millions except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Interest expense	$(18.6)	$(19.2)	(3)%

Interest expense was relatively flat for the three month period ended July 30, 2010 compared to the comparable period in the prior year. During the three month periods ended July 30, 2010 and July 31, 2009, we recognized approximately $12.9 million and $13.1 million, respectively, in incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our convertible notes (the Notes). The coupon interest expense related to the Notes was $5.5 million and $5.9 million for the three month periods ended July 30, 2010 and July 31, 2009, respectively.

Other Income (Expenses), Net (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Realized gain (loss) on investments, net	$2.7	$(0.1)	NM
Other expenses, net	(0.5)	(0.9)	(44)%

Other income (expense), net	$2.2	$(1.0)	NM

NM — Not meaningful

Other income (expense), net for the three month period ended July 30, 2010 included $2.7 million of net gains on investments, consisting primarily of a $2.5 million distribution from our investment in the Primary Fund. Other expenses for the three months ended July 30, 2010 included $0.3 million in net losses on foreign currency transactions and related hedging activities, compared to $2.1 million for the three months ended July 31, 2009.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 30,	July 31,
	2010	2009	% Change

Provision for income taxes	$15.8	$7.5	111%

The increase in income taxes was primarily due to a 166% increase in income before income taxes, partially offset by a lower effective tax rate. Our effective tax rate for the three month period ended July 30, 2010 was 10.0%, compared to an effective tax rate of 12.7% for the three month period ended July 31, 2009. Our effective tax rate reflects our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 30, 2010.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of July 30, 2010 consisted of approximately $3.9 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and investments consist of the following:

	July 30,	April 30,
	2010	2010

Cash and cash equivalents	$1,612.0	$1,705.0
Short-term investments	2,308.9	2,019.0
Long-term investments and restricted cash	71.2	72.8

Total cash, cash equivalents and investments	$3,992.1	$3,796.8

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and to service our debt and synthetic leases.

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

Our investment portfolio, including auction rate securities, has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions or other cash requirements. We intend to and believe that we have the ability to hold these investments until the market recovers. If current market conditions deteriorate, we may be required to record additional charges to earnings in future periods.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities and equipment operating leases, over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, product mix, changes in the network storage industry, hiring plans and our decisions related to financing our facilities requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to incur approximately $200.0 million related to capital projects over the next twelve months.

Cash Flows

As of July 30, 2010, compared to April 30, 2010, our cash and cash equivalents and short-term investments increased by $0.2 billion to $3.9 billion. The increase in cash and cash equivalents and short-term investments was primarily a result of cash provided by operating activities and issuances of common stock related to employee stock option exercises and purchases under the employee stock purchase plan, partially offset by $74.9 million net cash paid in connection with the acquisition of Bycast Inc. and $40.2 in capital expenditures. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Days sales outstanding as of July 30, 2010 decreased to 30 days, compared to 37 days as of April 30, 2010, primarily due to improvements in shipment linearity. Working capital increased by $0.3 billion to $2.9 billion as of July 30, 2010, compared to $2.6 billion as of April 30, 2010, primarily due to an increase in cash, cash equivalents and short-term investments of $0.2 billion.

Cash Flows from Operating Activities

During the three month period ended July 30, 2010, we generated cash flows from operating activities of $177.3 million. The primary sources of cash from operations consisted of net income of $141.8 million, adjusted by non-cash stock-based compensation expense of $44.3 million and depreciation and amortization expense of $40.7 million. Significant changes in assets and liabilities impacting operating cash flows included (i) a decrease in accounts receivable of $100.0 million and (ii) a decrease in accrued compensation and other current liabilities of $221.6 million primarily attributable to employee payouts related to fiscal year 2010’s commissions and incentive compensation plans.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Capital expenditures for the three month period ended July 30, 2010 were $40.2 million. We paid $293.9 million for net purchases and redemptions of short-term investments for the three month period ended July 30, 2010. During the three month period ended July 30, 2010, we completed our acquisition of Bycast Inc. for total cash payments of $74.9 million, net of cash acquired.

Cash Flows from Financing Activities

We received $139.9 million from financing activities for the three month period ended July 30, 2010, which consisted of $139.9 million of proceeds from employee equity award plans, net of shares withheld for taxes.

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

Stock Repurchase Program

Since the inception of our stock repurchase programs on May 13, 2003 through July 30, 2010, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under various stock repurchase programs. At July 30, 2010, $1.1 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

As of July 30, 2010, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of July 30, 2010, the

Notes have not been repurchased or converted. We also have not received any shares under the related Note hedges or delivered cash or shares under the related warrants.

Contractual Obligations

The following summarizes our contractual obligations at July 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total

Contractual Obligations:
Office operating lease payments(1)	$20.2	$23.3	$18.7	$15.6	$14.0	$20.8	$112.6
Real estate lease payments	2.6	3.5	129.4	0.0	0.0	0.0	135.5
Less: sublease income	(2.9)	(1.0)	(0.9)	(0.7)	(0.6)	(0.1)	(6.2)
Equipment operating lease payments	19.2	12.4	6.9	2.1	0.8	1.0	42.4
Purchase commitments with contract manufacturers(2)	122.9	3.6	3.6	1.2	0.2	0.0	131.5
Other purchase obligations(3)	127.6	88.3	69.4	19.1	13.6	3.2	321.2
Long-term financing arrangements	4.5	4.5	4.5	0.0	0.0	0.0	13.5
1.75% Convertible notes(4)	11.1	22.1	22.1	1,276.1	0.0	0.0	1,331.4

Total by period	$305.2	$156.7	$253.7	$1,313.4	$28.0	$24.9	$2,081.9

Uncertain tax positions(5)							123.8

Total Contractual Obligations							$2,205.7

Other Commercial Commitments:
Letters of credit	$3.3	$0.4	$0.1	$0.0	$0.0	$0.6	$4.4

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

(1)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $2.6 million in the remainder of fiscal year 2011; $3.5 million in fiscal 2012; and $2.3 million in fiscal 2013, which are based on either the LIBOR rate at July 30, 2010 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings.

(2)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase order with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of July 30, 2010, the liability for these purchase commitments in excess of future demand was approximately $2.8 million and is recorded in other current liabilities.

(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(4)	Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 9 of the accompanying condensed consolidated financial statements). Estimated interest payments for the Notes are $66.4 million for the remainder of fiscal 2011 through fiscal 2014.

(5)	As of July 30, 2010, our liability for uncertain tax positions was $123.8 million, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

As of July 30, 2010, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which requires us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at July 30, 2010 and the date we began to make payments for each of our leasing arrangements (in millions):

			LIBOR
			plus	Lease
Leasing		Residual	Spread or	Commencement
Arrangements	Cost	Guarantee	Fixed Rate	Date	Term

1	$48.5	$41.2	3.84%	January 2008	5 years
2	80.0	68.0	1.05%	December 2007	5 years
3	10.5	8.9	3.82%	December 2007	5 years
4	10.6	9.0	3.84%	December 2007	5 years

Legal Contingencies

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (Sun). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. In January 2010, Oracle Corporation acquired Sun. The three lawsuits are currently in the discovery and motion phase and no trial dates have been set, so we are unable at this time to determine the likely outcome of these various patent litigations. In addition, as we are unable to reasonably estimate the amount or range of the potential settlement, no accrual has been recorded as of July 30, 2010.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of July 30, 2010, our financial guarantees of $4.4 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of July 30, 2010, our notional value of foreign exchange forward and foreign currency option contracts totaled $476.2 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 11 of the accompanying condensed consolidated financial statements for more information related to our hedging activities.

In the ordinary course of business, we enter into recourse lease financing arrangements with third-party leasing companies and from time to time provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to the third-party funding companies in the event of nonpayment by end-user customers. See Note 15 of the accompanying condensed consolidated financial statements for more information related to these financing arrangements.

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

We have commitments related to four lease arrangements with BNPPLC for approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $135.5 million as discussed in above in “Contractual Obligations”.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of July 30, 2010, we had available-for-sale investments of $2.4 billion. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, commercial paper, U.S. government agency bonds, U.S. Treasuries, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 30, 2010 would cause the fair value of these available-for-sale investments to decline by approximately $2.5 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of July 30, 2010, we recorded cumulative unrealized loss of $3.9 million, offset by $0.5 million of unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend, and have the ability, to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. See Note 4 of the accompanying condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” and Risk Factors in Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at July 30, 2010.

Lease Commitments — As of July 30, 2010, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at July 30, 2010 would increase our lease payments on this one floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

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

Upon conversion, a holder will receive cash in an amount equal to the lesser of the conversion value and the principal amount of the Notes, and shares of our common stock for any conversion value in excess of the principal amount of the Notes. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and separately, warrant transactions, to reduce the potential dilution from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. In fiscal 2010, we terminated the hedge transaction with a counterparty to 20% of our Note hedges as a result of the bankruptcy filing by Lehman OTC, which constituted an event of default under the Note hedge. Because we have decided not to replace the hedge, we are subject to potential dilution on the 20% unhedged portion of our Notes upon conversion if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85.

As of July 30, 2010, none of the conditions allowing the holders of the Notes to convert had been met and we had not issued any shares related to the Notes. Based on the closing price of our common stock of $42.30 on July 30, 2010, the if-converted value of our Notes exceeded their principal amount by approximately $415.1 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of July 30, 2010, the principal amount of our Notes, which consists of the combined debt and equity components, was $1.265 billion, and the total estimated fair value of such was $1.7 billion based on the closing trading price of $136 per $100 of our Notes as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at July 30, 2010, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our currency forward contracts outstanding on July 30, 2010 (in millions):

	July 30, 2010
	Local Currency	Notional Contract	Fair
Currency	Amount	Amount (USD)	Value (USD)

Forward Contracts:
Euro	234.1	$305.1	$305.5
British Pound Sterling	44.2	69.4	69.4
Canadian Dollar	16.0	15.6	15.5
Australian Dollar	32.0	28.8	28.8
Other	N/A	44.3	44.3
Option Contracts:
Euro	10.0	13.0	12.8

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 30, 2010, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including its consolidated subsidiaries, required to be disclosed in its Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (Sun). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. In January 2010, Oracle Corporation acquired Sun. The three lawsuits are currently in the discovery and motion phase and no trial dates have been set, so we are unable at this time to determine the likely outcome of these various patent litigations. Since we are unable to reasonably estimate the amount or range of any potential settlement, no accrual has been recorded as of July 30, 2010.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 24 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Our operating results may be adversely affected by uncertain economic and market conditions.

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (“IT”) market, resulting in:

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC, Hitachi Data Systems, HP, IBM, and Oracle Corporation (through its acquisition of Sun Microsystems). In addition, Dell, Inc. is a competitor in the storage marketplace as a result of its business arrangement with EMC, which allows Dell to resell EMC storage hardware and software products, as well as a result of several of Dell’s recent and pending acquisitions. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Oracle Corporation (through its acquisition of Sun Microsystems).

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

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the three month period ended July 30, 2010, revenues generated from sales from our indirect channel distribution accounted for 69% of our revenues. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

During the three month period ended July 30, 2010, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for approximately 16% and 11%, respectively of our net revenues. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability and comprehensiveness of our product offerings, and our ability to address customer demands.

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

In addition, selling our products to the U.S. government also subjects us to certain regulatory requirements. For example, in April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts for certain specified prior years. The failure to comply with U.S. government regulatory requirements could subject us to fines and other penalties, which could have a material adverse effect on our revenues, operating results and financial position.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenues may be impacted negatively.

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with the vendors. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. In addition, in November 2009, we announced our intention to expand our relationship with Fujitsu and in January 2010, we announced an expansion of our collaboration with Cisco and VMware, including a cooperative support arrangement. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenues or may not continue to be in effect for any specific period of time. If these relationships fail to materialize as expected, we could experience lower than expected revenue growth, suffer delays in product development, or other operational difficulties.

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

A substantial portion of our revenues are derived from sales outside of the United States. During the three month period ended July 30, 2010, our international revenues accounted for 50% of our total revenues. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. The Obama administration and Congress have announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our future unrepatriated earnings. Should such anti-deferral provisions be enacted, our effective tax rate could be adversely affected.

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

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and subsequently received a rebuttal from the IRS examination team in response to our protest. We are currently at the IRS Appeals level for further administrative review. The Notices of Proposed Adjustments in this audit focus primarily on issues of the timing and the amount of income recognized, deductions taken and on the level of cost allocations made to foreign operations during the audit years.

The IRS recently commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and in addition, the California Franchise Tax Board has begun the examination of our fiscal 2007 and 2008 California tax returns. The scope of each of the IRS and California Franchise Tax Board examinations are unclear at this time.

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

As a result of the sale of our Notes, we have a greater amount of long-term debt than we have maintained in the past. In addition, we have various synthetic lease arrangements related to some of our facilities at our corporate headquarters in Sunnyvale, California, and, subject to the restrictions in our existing and any future financing agreements, we may incur additional debt. Our maintenance of higher levels of indebtedness could have adverse consequences including:

•	Impacting our ability to satisfy our obligations;

•	Increasing the portion of our cash flows from operations which may have to be dedicated to interest and principal payments and may therefore not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	Impairing our ability to obtain additional financing in the future;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•	Making us more vulnerable to downturns in our business, our industry or the economy in general.

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

In April 2010, we terminated our Note hedge transaction with Lehman Brothers OTC Derivatives, Inc., which was a counterparty to 20% of our Note hedges, as a result of the bankruptcy filing by Lehman OTC, which constituted an event of default under the Note hedge. Because we have decided not to replace this Note hedge, we are subject to potential dilution on the unhedged portion of our Notes upon conversion if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85. The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note hedges and warrants were not affected by the termination of this Note hedge.

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

As of July 30, 2010, we had options to purchase approximately 31 million shares of our common stock outstanding and a total of approximately 8 million restricted stock units outstanding. If all of these outstanding options were exercised the proceeds to the Company would average approximately $19 per share. We also had 12 million shares of our common stock reserved for issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

In addition, we have an Employee Stock Purchase Plan (ESPP) under which employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. As of July 30, 2010, we had approximately 2 million shares of our common stock available for issuance under the ESPP. The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

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

At July 30, 2010, we had $4.0 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, commercial paper, U.S. government agency bonds, corporate bonds, certificates of deposit, and money market funds. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

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

The fair value of our investments may change significantly due to events and conditions in the credit and capital markets. Any investment securities that we hold or the issues comprising such securities could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

On occasion, we make strategic investments in other companies, including private equity funds, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control. As of July 30, 2010, we had an investment with the carrying value of $1.4 million in a private equity fund.

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

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. If the fair value of the properties declines below that guaranteed minimum residual value, our residual value guarantee would require us to pay the difference to BNPPLC. As of July 30, 2010, the estimated fair value of the properties was approximately $36.9 million below the guaranteed minimum residual value, which we are accruing over the remaining term of the respective leases. Any further decline in the fair value of the properties could adversely impact our cash flows, financial condition and operating results.

As a result of excess capacity in our Sunnyvale facilities, certain of our facilities subject to synthetic lease arrangements have been subleased or are vacant. These subleases will expire through 2015, and some are at terms that do not generate sufficient sublease income to cover the carrying costs of these facilities. In addition, we may experience changes in our operations in the future that could result in additional excess capacity and vacant facilities. We will continue to be responsible for all carrying costs of these facilities under operating leases until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the operating lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Our failure to comply with the restrictive and financial covenants could result in a default under our synthetic lease arrangements, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts owed there under and to terminate the arrangement. In addition, our failure to comply with these covenants and the acceleration of amounts owed under synthetic lease arrangements could result in a default under the Notes, which could permit the holders to accelerate the Notes. If all of our debt is accelerated, we may not have sufficient funds available to repay such debt.

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

All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However, liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $73.0 million. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop or the final maturity of the individual securities.

As of July 30, 2010, we determined there was a total decline in the fair value of our ARS investments of approximately $5.6 million, of which we have recorded cumulative temporary impairment charges of $3.4 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheets at July 30, 2010 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. We intend, and have the ability, to hold these investments until the market recovers.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. The success of our acquisitions is impacted by a number of factors, and may be subject to the following risks:

•	The inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	The diversion of management’s attention from normal daily operations of the business;

•	The loss of key employees;

•	Substantial transaction costs and accounting charges; and

•	Exposure to litigation related to acquisitions.

Any future acquisitions may also result in risks to our existing business, including:

•	Dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	Assumption of additional liabilities;

•	Incurrence of additional debt or a decline in available cash;

•	Adverse effects to our financial statements, such as the need to incur restructuring charges;

•	Liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition; and

•	Creation of goodwill or other intangible assets that could result in significant future amortization expense or impairment charges.

The failure to achieve the anticipated benefits of an acquisition may also result in impairment charges for goodwill. For example, we have in the past ceased availability of certain products which were originally acquired through business combinations. Additional or realized risks of this nature could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, a component of our strategy to hire and retain personnel consists of long-term compensation in the form of equity-based grants. We face increased risk of the inability to continue to offer equity if we are unable to obtain shareholder approval in light of increased shareholder activism, heightened focus on corporate compensation practices, and increased scrutiny of the dilutive effects of such equity compensation programs. Such inability could adversely impact our ability to continue to attract and retain employees.

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

We are a party to lawsuits in the normal course of our business, including our ongoing litigation with Sun Microsystems which was acquired by Oracle Corporation in January 2010. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

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

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition recently adopted by the FASB, the increased use of fair value measure, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), could have a significant effect on our reported financial results or the way we conduct our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of July 30, 2010, our Board of Directors had authorized the repurchase of up to $4,023.6 million of common stock under this program. We did not repurchase any common stock during the three month period ended July 30, 2010. As of July 30, 2010, we had repurchased 104.3 million shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927.4 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096.2 million with no termination date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: August 27, 2010

EXHIBIT INDEX

Exhibit No		Description

3	.1(1)	Certificate of Incorporation of the Company, as amended.
3	.2(2)	Bylaws of the Company.
10	.1(3)	Bycast Inc. 2010 Equity Incentive Plan.
10	.2(3)	Incentive Stock Option Plan of Bycast Inc.
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101	.CAL*	XBRL Taxonomy Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 1, 2010.

(3)	Previously filed as an exhibit to the Company’s S-8 registration statement dated June 18, 2010.

*	To be furnished by amendment.