Form 10-Q/A
period 2010-07-30
NetApp, Inc.
filed 2010-09-13
CIK 1002047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of NetApp, Inc. for the quarter ended July 30, 2010 filed on August 27, 2010 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

XBRL information is furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and is not otherwise subject to liability under those sections.

PART II — OTHER INFORMATION

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/  STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: September 13, 2010

EXHIBIT INDEX

Exhibit No		Description

3	.1(1)	Certificate of Incorporation of the Company, as amended.
3	.2(2)	Bylaws of the Company.
10	.1(3)	Bycast Inc. 2010 Equity Incentive Plan.
10	.2(3)	Incentive Stock Option Plan of Bycast Inc.
31	.1(4)	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31	.2(4)	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	.1(4)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(4)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.CAL	XBRL Taxonomy Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 1, 2010.

(3)	Previously filed as an exhibit to the Company’s S-8 registration statement dated June 18, 2010.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 27, 2010.