Form 10-Q
period 2010-10-29
NetApp, Inc.
filed 2010-12-06
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(408) 822-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock	361,423,011

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

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 29, 2010	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,771.1	$1,705.0
Short-term investments	2,610.4	2,019.0
Accounts receivable, net of allowances of $1.8 and $1.6 at October 29 and April 30, 2010, respectively	446.6	471.5
Inventories	84.7	112.9
Other current assets	218.3	228.7

Total current assets	5,131.1	4,537.1
Property and equipment, net	845.3	804.4
Goodwill	737.0	681.0
Other intangible assets, net	38.8	25.1
Long-term investments and restricted cash	69.8	72.8
Other non-current assets	415.8	374.0

Total assets	$7,237.8	$6,494.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175.9	$184.6
Accrued compensation and related benefits	277.6	379.1
Other current liabilities	245.4	212.2
Short-term deferred revenue	1,135.6	1,135.1

Total current liabilities	1,834.5	1,911.0
1.75% Convertible Senior Notes due 2013	1,125.4	1,101.5
Other long-term liabilities	204.1	171.9
Long-term deferred revenue	866.4	779.5

Total liabilities	4,030.4	3,963.9

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock (465.6 and 451.6 shares issued at
October 29 and April 30, 2010)	0.5	0.5
Additional paid-in capital	3,816.0	3,453.7
Treasury stock at cost (104.3 shares at October 29 and April 30, 2010)	(2,927.4)	(2,927.4)
Retained earnings	2,307.3	2,000.9
Accumulated other comprehensive income	11.0	2.8

Total stockholders’ equity	3,207.4	2,530.5

Total liabilities and stockholders’ equity	$7,237.8	$6,494.4

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Revenues:
Product	$780.0	$525.1	$1,500.8	$1,003.4
Software entitlements and maintenance	177.9	169.8	352.6	335.1
Service	249.5	215.1	491.8	409.5

Net revenues	1,207.4	910.0	2,345.2	1,748.0

Cost of revenues:
Cost of product	296.1	199.1	603.8	411.7
Cost of software entitlements and maintenance	3.5	3.1	6.9	6.2
Cost of service	106.7	101.1	209.0	200.9

Total cost of revenues	406.3	303.3	819.7	618.8

Gross profit	801.1	606.7	1,525.5	1,129.2

Operating expenses:
Sales and marketing	382.8	300.8	737.0	602.3
Research and development	156.6	132.4	306.1	262.7
General and administrative	64.2	56.9	120.4	116.4
Restructuring and other charges	0.1	1.2	0.1	2.7
Acquisition related (income) expense, net	0.0	0.0	0.3	(41.1)

Total operating expenses	603.7	491.3	1,163.9	943.0

Income from operations	197.4	115.4	361.6	186.2
Other expenses, net:
Interest income	9.5	7.0	19.3	15.6
Interest expense	(18.6)	(17.9)	(37.2)	(37.1)
Other income (expense), net	(1.4)	1.5	0.8	0.4

Total other expenses, net	(10.5)	(9.4)	(17.1)	(21.1)

Income before income taxes	186.9	106.0	344.5	165.1
Provision for income taxes	22.3	10.3	38.1	17.8

Net income	$164.6	$95.7	$306.4	$147.3

Net income per share:
Basic	$0.46	$0.28	$0.86	$0.44

Diluted	$0.42	$0.27	$0.80	$0.43

Shares used in net income per share calculations:
Basic	359.1	336.7	355.8	335.6

Diluted	391.7	349.8	383.0	344.3

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 29, 2010	October 30, 2009
Cash flows from operating activities:
Net income	$306.4	$147.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.3	85.2
Stock-based compensation	82.0	85.4
Accretion of discount and issuance costs on notes	25.9	25.3
Unrealized losses on derivative activities	6.7	0.0
Deferred income taxes	(29.6)	(1.9)
Tax benefit from stock-based compensation	40.9	14.4
Excess tax benefit from stock-based compensation	(32.7)	(1.4)
Other non-cash items, net	11.8	(2.2)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	27.3	131.7
Inventories	28.2	0.3
Other operating assets	6.0	(1.1)
Accounts payable	(18.6)	(16.9)
Accrued compensation and other current liabilities	(96.1)	(140.1)
Deferred revenue	81.6	(14.2)
Other operating liabilities	19.9	(6.3)

Net cash provided by operating activities	542.0	305.5

Cash flows from investing activities:
Purchases of investments	(1,650.1)	(883.2)
Redemptions of investments	1,055.3	780.8
Purchases of property and equipment	(83.5)	(47.5)
Acquisition of business, net of cash acquired	(74.9)	0.0
Other investing activities, net	0.0	3.6

Net cash used in investing activities	(753.2)	(146.3)

Cash flows from financing activities:
Issuance of common stock	236.1	60.1
Excess tax benefit from stock-based compensation	32.7	1.4
Payment on financing arrangements	(2.0)	0.0

Net cash provided by financing activities	266.8	61.5

Effect of exchange rate changes on cash and cash equivalents	10.5	13.9
Net increase in cash and cash equivalents	66.1	234.6
Cash and cash equivalents:
Beginning of period	1,705.0	1,494.2

End of period	$1,771.1	$1,728.8

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

2. Condensed Consolidated Financial Statements

Fiscal Year — We operate on a 52- or 53-week fiscal year ending on the last Friday in April. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first quarter includes 14 weeks of operations and the second, third and fourth quarter include 13 weeks of operations. Fiscal 2010 was a 53-week year and fiscal 2011 is a 52-week year. As a result, the six months ended October 30, 2009 included 27 weeks compared to 26 weeks for the six months ended October 29, 2010.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended April 30, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 18, 2010. The results of operations for the three and six month periods ended October 29, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3. Significant Accounting Policies

There have been no significant changes in our significant accounting policies for the six month period ended October 29, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Recent Accounting Standards Not Yet Effective

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimate of selling prices (BESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE);

(iii)	eliminate the use of the residual method and requires an entity to allocate revenue using the relative selling price method; and

(iv)	expand the disclosure requirements to provide both qualitative and quantitative information about the significant judgments made in applying the revised guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition.

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

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, reserve and allowances; inventory valuation and purchase order accruals; valuation of goodwill and intangibles; restructuring reserves; product warranties; self-insurance; stock-based compensation; loss contingencies; investment impairments; income taxes, and fair value measurements. Actual results could differ from those estimates.

4. Statements of Cash Flows

Supplemental cash flows and noncash investing and financing activities are as follows (in millions):

	Six Months Ended
	October 29, 2010	October 30, 2009
Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$36.4	$7.1
Acquisition of property and equipment through long-term financing	$12.6	$0.0
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$11.8	$15.6
Interest paid	$11.3	$11.1

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

We acquired 100% of the outstanding shares of Bycast for a purchase price of $80.5 million in cash, including $13.1 million which was placed in an escrow account to secure Bycast’s obligations under certain indemnity provisions. Subject to any claims for indemnity, the escrow funds will be released 18 months from the closing date of the acquisition. In addition, we assumed all of the then outstanding options to purchase Bycast common stock, and converted those into options to purchase approximately 0.2 million shares of our common stock. The results of operations of Bycast are included in our Condensed Consolidated Statements of Operations beginning May 13, 2010, the closing date of the acquisition.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Termination of Proposed Merger with Data Domain, Inc.

In July 2009, a proposed merger between us and Data Domain, Inc. (Data Domain) was terminated by Data Domain’s Board of Directors and, pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in a net amount of $41.1 million which is included in acquisition related (income) expense, net in the consolidated statement of operations.

6. Goodwill and Purchased Intangible Assets

Goodwill and identified intangible assets are summarized as follows (in millions):

	October 29, 2010			April 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$737.0		$737.0	$681.0		$681.0

Identified Intangible Assets:
Existing technology	$93.1	$(63.3)	$29.8	$75.1	$(55.5)	$19.6
Trademarks/tradenames	7.1	(4.8)	2.3	6.4	(4.3)	2.1
Customer contracts/relationships	17.1	(10.4)	6.7	12.2	(8.8)	3.4

Total identified intangible assets	$117.3	$(78.5)	$38.8	$93.7	$(68.6)	$25.1

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for identified intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statement of Operations Classifications
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Existing technology	$3.3	$4.3	$7.7	$9.0	Cost of product revenues
Trademarks/tradenames	0.3	0.3	0.6	0.6	Sales and marketing
Customer contracts/relationships	0.8	0.6	1.6	1.2	Sales and marketing

	$4.4	$5.2	$9.9	$10.8

As of October 29, 2010, future amortization expense related to identifiable intangible assets was as follows (in millions):

Fiscal Year	Amount
Remainder of 2011	$6.7
2012	12.6
2013	10.3
2014	4.4
2015 and thereafter	4.8

Total	$38.8

7. Balance Sheet Detail

Cash and cash equivalents (in millions):

	October 29, 2010	April 30, 2010
Cash	$189.8	$187.8
Cash equivalents	1,581.3	1,517.2

	$1,771.1	$1,705.0

Inventories (in millions):

	October 29, 2010	April 30, 2010
Purchased components	$8.9	$9.4
Work-in-process	0.1	0.2
Finished goods	75.7	103.3

Total	$84.7	$112.9

Other current assets (in millions):

	October 29, 2010	April 30, 2010
Deferred tax assets	$65.8	$69.6
Prepaid expenses and other current assets	149.2	157.0
Short-term restricted cash	3.3	2.1

	$218.3	$228.7

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and equipment (in millions):

	October 29, 2010	April 30, 2010
Land	$204.7	$204.7
Buildings and building improvements	402.0	394.8
Leasehold improvements	76.0	73.7
Computer, production, engineering and other equipment and software	684.4	628.6
Furniture	55.7	63.2
Construction-in-process	62.1	37.0

	1,484.9	1,402.0
Accumulated depreciation and amortization	(639.6)	(597.6)

	$845.3	$804.4

Long-term investments and restricted cash (in millions):

	October 29, 2010	April 30, 2010
Auction rate securities	$66.2	$69.0
Nonmarketable securities	1.3	1.4
Restricted cash	2.3	2.4

	$69.8	$72.8

Other non-current liabilities (in millions):

	October 29, 2010	April 30, 2010
Liability for uncertain tax positions	$126.0	122.4
Warranty	15.0	13.7
Other	63.1	35.8

	$204.1	$171.9

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

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments

The following is a summary of investments at October 29, 2010 and April 30, 2010 (in millions):

	October 29, 2010				April 30, 2010
	Cost	Gross Unrealized		Estimated Fair Value	Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$1,805.5	$13.5	$(0.5)	$1,818.5	$1,128.1	$3.4	$(1.8)	$1,129.7
Auction rate securities	70.2	0.5	(4.5)	66.2	71.6	0.7	(3.3)	69.0
U.S. agency securities	664.6	0.9	(0.1)	665.4	775.4	1.7	(0.1)	777.0
U.S. treasuries	5.0	0.1	0.0	5.1	41.5	0.4	0.0	41.9
Commercial paper	474.6	0.0	(0.1)	474.5	215.9	0.0	0.0	215.9
Municipal bonds	1.5	0.0	0.0	1.5	1.5	0.0	0.0	1.5
Certificates of deposit	80.1	0.0	0.0	80.1	159.0	0.0	0.0	159.0
Money market funds	1,146.6	0.0	0.0	1,146.6	1,211.2	0.0	0.0	1,211.2
Equity funds	17.9	0.0	0.0	17.9	12.6	0.0	0.0	12.6
Investment in privately-held companies	1.3	0.0	0.0	1.3	1.4	0.0	0.0	1.4

Total investments	4,267.3	15.0	(5.2)	4,277.1	3,618.2	6.2	(5.2)	3,619.2

The following table presents the contractual maturities of our debt investments as of October 29, 2010 (in millions):

Debt Investment Maturities	Cost	Fair Value
Due in one year or less	$1,131.7	$1,133.2
Due in one through five years	1,899.6	1,911.9
Due in five through ten years	0.0	0.0
Due after ten years*	70.2	66.2

	$3,101.5	$3,111.3

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 29, 2010 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Corporate bonds	$1,818.5	$0.0	$1,818.5	$0.0
Auction rate securities	66.2	0.0	0.0	66.2
U.S. agency securities	665.4	0.0	665.4	0.0
U.S. treasuries	5.1	5.1	0.0	0.0
Commercial paper	474.5	0.0	474.5	0.0
Municipal bonds	1.5	0.0	1.5	0.0
Certificates of deposit	80.1	0.0	80.1	0.0
Money market funds	1,146.6	1,146.6	0.0	0.0
Equity funds	17.9	17.9	0.0	0.0
Investment in privately-held companies	1.3	0.0	0.0	1.3

Total	$4,277.1	$1,169.6	$3,040.0	$67.5

Liabilities
Foreign currency contracts	$7.7	$0.0	$7.7	$0.0

Reported as (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,581.3	$1,146.6	$434.7	$0.0
Short-term investments	2,610.4	5.1	2,605.3	0.0
Other current assets	2.3	2.3	0.0	0.0
Long-term investments	67.5	0.0	0.0	67.5
Other non-current assets	15.6	15.6	0.0	0.0

Total	$4,277.1	$1,169.6	$3,040.0	$67.5

Liabilities
Other current liabilities	$7.7	$0.0	$7.7	$0.0

The unrealized losses on our available-for-sale investments in corporate bonds, U.S. agency securities and commercial paper were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we neither intend to sell nor are likely to be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired at October 29, 2010.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of October 29, 2010 and April 30, 2010, we had auction rate securities (ARSs) with a par value of $72.3 million and $73.8 million, respectively, and an estimated fair value of $66.2 million and $69.0 million, respectively, which are classified as long-term investments. All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education. As of October 29, 2010, we recorded cumulative net temporary losses of $4.0 million within Accumulated Other Comprehensive Income (AOCI). We estimated the fair value for each individual ARS using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

The table below provides a reconciliation of activities related to our Level 3 financial assets for the six months ended October 29, 2010 (in millions).

	Six Months Ended October 29, 2010
	Auction Rate Securities	Private Equity Fund
Beginning balance	$69.0	$1.4
Total unrealized losses included in other comprehensive income	(1.4)	0.0
Purchases, sales and settlements, net	(1.4)	(0.1)

Ending balance	$66.2	$1.3

9. Financing Arrangements

1.75% Convertible Senior Notes Due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes). The Notes are unsecured, unsubordinated obligations of the Company. Interest is payable in cash semi-annually at a rate of 1.75% per annum. The Notes will mature on June 1, 2013 unless repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified in the indenture governing the Notes, based on an initial conversion rate of approximately 31.40 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of the Notes of approximately $31.85 per share), subject to adjustment as described in the indenture governing the Notes. For at least 20 trading days during the 30 consecutive trading days ended September 30, 2010, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the notes are convertible at the holder’s option through December 31, 2010. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock.

As of October 29, 2010, we had not issued any shares related to the Notes. Based on the closing price of our common stock of $53.25 on October 29, 2010, the if-converted value of our Notes exceeded their principal amount by approximately $850.0 million.

The following table reflects the carrying value of our convertible debt (in millions):

	October 29, 2010	April 30, 2010
1.75% Convertible Notes Due 2013	$1,265.0	$1,265.0
Less: Unamortized discount	(139.6)	(163.5)

Net carrying amount of Notes	$1,125.4	$1,101.5

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the amount of interest expense recognized at an effective interest rate of 6.31% relating to both the contractual interest coupon and the amortization of the discount and issuance costs (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Contractual coupon interest expense	$5.5	$5.5	$11.0	$11.4
Amortization of debt discount	12.0	11.2	23.9	23.3
Amortization of issuance costs	1.0	1.0	2.0	2.0

Total interest expense recognized	$18.5	$17.7	$36.9	$36.7

The following table reflects the remaining debt discount and issuance cost as of October 29, 2010 (in millions):

Remaining debt discount	$139.6
Remaining issuance costs	$12.1
Remaining life of the Notes (years)	2.6

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrants transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

•

Note Hedges. As of October 29, 2010 and April 30, 2010, we have transactions with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding and (2) the scheduled trading day immediately preceding the maturity date of the Notes.

•

Warrants. As of October 29, 2010 and April 30, 2010, we have outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of October 29, 2010 we are subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of approximately $31.85.

Fair Value of Notes

As of October 29, 2010, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $2.2 billion, or 174% of the face value of the Notes, based upon quoted market information.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	October 29, 2010	April 30, 2010
Current portion of other long-term financing arrangements	$4.1	$0.0
Non-current portion of long-term financing arrangements	6.5	0.0

	$10.6	$0.0

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stockholders’ Equity

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows (in millions, except for per share information and term):

	Numbers of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2010	35.2	$23.02
Options granted	2.1	39.50
Options assumed in acquisition	0.2	16.56
Options exercised	(10.2)	21.86
Option forfeitures and cancellations	(0.6)	35.93

Outstanding at October 29, 2010	26.7	24.42	4.52	$770.1

Vested and expected to vest as of October 29, 2010	25.3	$24.25	4.45	$732.8
Exercisable at October 29, 2010	14.8	$23.21	3.67	$443.7

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Weighted-average fair value per share granted	$15.21	$9.70	$13.70	$8.14
Weighted-average fair value per share of options assumed in acquisition	N/A	N/A	$21.15	N/A
Intrinsic value of options exercised	$104.1	$12.4	$214.6	$16.5
Proceeds received from the exercise of stock options	$97.3	$27.4	$224.9	$40.3
Fair value of options vested	$26.5	$35.9	$54.5	$81.9

There was $94.2 million of total unrecognized compensation expense as of October 29, 2010 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.5 years.

The following table summarizes activity related to our RSUs (in millions, except the fair value):

	Numbers of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 30, 2010	9.0	$23.93
RSUs granted	1.5	41.64
RSUs vested	(1.4)	19.23
RSU forfeitures and cancellations	(0.4)	24.87

Outstanding at October 29, 2010	8.7	27.82

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

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Shares withheld for taxes	0.0	0.0	0.5	0.3
Fair value of shares withheld	$1.1	$0.5	$19.6	$5.7

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of October 29, 2010, there was $161.7 million of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 2.6 years.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. Additional information related to our purchase rights issued under the ESPP is summarized below (in millions, except per share information):

	Three and Six Months Ended
	October 29, 2010	October 30, 2009
Weighted-average fair value per right granted	$11.79	$7.07
Shares issued under the ESPP	2.8	2.5
Weighted average price of shares issued	$11.08	$10.38

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended October 29, 2010 and October 30, 2009, respectively, are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Cost of product revenues	$0.8	$0.5	$1.7	$1.7
Cost of service revenues	3.1	2.9	7.0	7.4
Sales and marketing	17.3	15.7	37.9	39.7
Research and development	9.2	7.9	20.3	20.6
General and administrative	7.3	6.2	15.1	16.0

Total stock-based compensation expense	$37.7	$33.2	$82.0	$85.4

The following table summarizes stock-based compensation expense associated with each type of award (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Employee stock options	$13.0	$11.1	$25.9	$40.5
RSUs and restricted stock awards	18.0	13.7	37.8	30.5
ESPP	6.7	8.7	18.3	14.8
Change in amounts capitalized in inventory	0.0	(0.3)	0.0	(0.4)

Total stock-based compensation expense	$37.7	$33.2	$82.0	$85.4

For the six month periods ended October 29, 2010 and October 30, 2009, total income tax benefits associated with employee stock transactions and recognized in stockholders’ equity were $40.9 million and $14.4 million, respectively.

Valuation Assumptions

The fair value of each award is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options
	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Expected term in years	4.8	4.7	4.8	4.2
Risk-free interest rate	1.40%	2.39%	1.95%	2.27%
Volatility	37%	41%	37%	43%

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	ESPP
	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Expected term in years	N/A	N/A	1.2	1.3
Risk-free interest rate	N/A	N/A	0.46%	0.63%
Volatility	N/A	N/A	39%	45%

N/A – No new employee purchase rights were granted under the ESPP during the three month periods ended October 29, 2010 and October 30, 2009.

Stock Repurchase Program

Since the May 13, 2003 inception of our stock repurchase program through October 29, 2010, we have repurchased a total of 104.3 million shares of our common stock at an average price of $28.06 per share, for an aggregate purchase price of $2.9 billion. As of October 29, 2010, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under this stock repurchase program, and $1.1 billion remains available under these authorizations. The stock repurchase programs may be suspended or discontinued at any time.

During the six month period ended October 29, 2010, we did not repurchase any shares of our common stock under the stock repurchase program.

Comprehensive Income

The components of accumulated other comprehensive income, net of related tax effects, were as follows (in millions):

	October 29, 2010	April 30, 2010
Accumulated translation adjustments	$5.4	$1.2
Accumulated unrealized gain on available-for-sale investments	7.3	0.9
Accumulated unrealized gain (loss) on derivatives qualifying as cash flow hedges	(1.7)	0.7

Total accumulated other comprehensive income	$11.0	$2.8

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Net income	$164.6	$95.7	$306.4	$147.3
Change in currency translation adjustments	3.7	0.4	4.2	2.8
Change in unrealized gain on available-for-sale investments, net of related tax effect	4.3	1.7	6.4	8.6
Change in unrealized gain (loss) on derivatives qualifying as cash flow hedges	(1.9)	0.8	(2.4)	0.2

Comprehensive income	$170.7	$98.6	$314.6	$158.9

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	October 29, 2010	April 30, 2010
Cash Flow Hedges
Euro	$123.7	$81.0
British Pound Sterling	25.1	18.9
Balance Sheet Contracts
Euro	186.7	232.6
British Pound Sterling	68.8	57.0
Canadian Dollar	19.3	28.1
Australian Dollar	30.1	23.0
Other	50.3	43.6
Put Option (Euro)	14.8	0.0

As of October 29, 2010 and April 30, 2010, the fair value of our short-term foreign currency contracts was not material. Certain of these contracts are designed to hedge our exposure to foreign monetary assets and liabilities and are not accounted for as a hedging activity. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change. Net deferred gains and losses relating to changes in fair value of our foreign currency contracts that are accounted for as cash flow hedges were not material for any period presented. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. The amount of net losses recorded in AOCI as of October 29, 2010 was not material.

12. Income Taxes

Our effective tax rate for the periods presented was as follows:

	Six Months Ended
	October 29, 2010	October 30, 2009
Effective tax rate	11.1%	10.8%

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. As of October 29, 2010, we had $139.5 million of unrecognized tax benefits. We have recorded $126.0 million in other long-term liabilities, of which $113.4 million, if recognized, would affect our provision for income taxes.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (“IP”) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or litigation with respect to those companies. Effective September 27, 2007, the IRS’s Large and Mid-Sized Business Division (“LMSB”) released a Coordinated Issues Paper (“CIP”) with respect to qualified cost sharing arrangements (“CSAs”). Specifically, this CIP provides guidance to IRS personnel concerning methods that may be applied to evaluate the arm’s length charge (buy-in payment) for internally developed (pre-existing), as well as acquisition-related, intangible property that is made available to a qualified CSA.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The IRS recently commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and the California Franchise Tax Board has begun the examination of our fiscal 2007 and 2008 California income tax returns. The scope of each of the IRS and California Franchise Tax Board examinations is unclear at this time.

If upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, the overall tax expense and effective tax rate could be adversely impacted in the period of adjustment. It is reasonably possible the Company will reach a final settlement with the IRS on the 2003 — 2004 audit within the next six months.

On September 17, 2010, the Danish tax authorities issued a decision concluding that distributions declared in 2005 and 2006 from the Company’s indirect Danish subsidiary to the subsidiary’s immediate parent affiliate, for which the Company has not paid or accrued any taxes, are subject to Danish at-source dividend withholding tax. The Company does not believe that the Danish subsidiary was liable to withhold tax at source on the distributions and has appealed this assessment decision with the Danish National Tax Tribunal.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Numerator:
Net income	$164.6	$95.7	$306.4	$147.3

Denominator:
Weighted average common shares outstanding	359.1	336.7	355.8	335.7
Weighted average common shares outstanding subject to repurchase	0.0	0.0	0.0	(0.1)

Shares used in basic computation	359.1	336.7	355.8	335.6
Weighted average common shares outstanding subject to repurchase	0.0	0.0	0.0	0.1
Dilutive potential shares related to employee equity award plans	15.9	13.1	15.7	8.6
Dilutive impact of assumed conversion of Notes	12.4	0.0	9.4	0.0
Dilutive impact of warrants	4.3	0.0	2.1	0.0

Shares used in diluted computation	391.7	349.8	383.0	344.3

Net Income per Share:
Basic	$0.46	$0.28	$0.86	$0.44

Diluted	$0.42	$0.27	$0.80	$0.43

The following employee equity awards have been excluded from the diluted net income per share calculations, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Options and RSUs	2.1	20.3	3.7	31.0

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dilutive shares outstanding during the three and six month periods ended October 30, 2009 do not include any effect resulting from warrants or any effect resulting from assumed conversion of the Notes, as their impact would have been anti-dilutive. The Note hedges (as described in Note 9) are not included for purposes of calculating earnings per share as their effect would be anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

14. Segment, Geographic, and Significant Customer Information

We operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. The Company conducts business globally and is primarily managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management system because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region for the three and six month periods ended October 29, 2010 and October 30, 2009, based on the our internal management system and as utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Month Ended		Six Month Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Americas (United States, Canada and Latin America)*	$741.1	$510.5	$1,375.0	$993.3
Europe, Middle East and Africa	349.9	306.1	733.2	573.0
Asia Pacific and Japan	116.4	93.4	237.0	181.7

Net revenues	$1,207.4	$910.0	$2,345.2	$1,748.0

*	Sales to the United States accounted for $668.3 million and $460.8 million, respectively, in the three month periods ended October 29, 2010 and October 30, 2009, and $1,233.5 million and $899.8 million, respectively, of Americas’ revenues in the six month periods ended October 29, 2010 and October 30, 2009.

The majority of our assets, excluding cash, cash equivalents and investments and accounts receivable, as of October 29, 2010 and April 30, 2010 were attributable to our U.S. operations. Our total cash, cash equivalents and investments held outside of the United States in various foreign subsidiaries was $2.0 billion and $1.7 billion as of October 29, 2010 and April 30, 2010, respectively, and the remaining $2.5 billion and $2.1 billion at the respective period ends was held in the United States.

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 29, 2010	April 30, 2010
United States	$777.7	$735.0
International	67.6	69.4

Total property and equipment	$845.3	$804.4

No more than ten percent of property and equipment was located in any single foreign country.

International sales to single foreign countries which accounted for ten percent or more of net revenues were as follows (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Germany	$127.7	$105.5	$261.8	$184.8

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sales to customers, who are our distributors, which accounted for ten percent or more of net revenues were as follows (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Arrow Electronics, Inc.	$211.7	$107.4	$392.0	$200.9
Avnet, Inc.	186.2	100.7	310.2	195.5

The following customers accounted for ten percent or more of net accounts receivable (in millions):

	October 29, 2010	April 30, 2010
Arrow Electronics, Inc.	$42.5	$48.7

15. Commitments and Contingencies

Lease Commitments

Future annual minimum lease payments under all noncancelable facilities and equipment operating leases with an initial term in excess of one year as of October 29, 2010 totaled $254.3 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $126.2 million in non-cancelable purchase commitments with our contract manufacturers as of October 29, 2010. In addition, we recorded a liability for firm non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of October 29, 2010 and April 30, 2010, such liability amounted to $3.5 million and $3.8 million, respectively, and is included in other current liabilities in the consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. We had $30.1 million in capital purchase commitments and $337.1 million in other purchase commitments as of October 29, 2010.

Product Warranties

We provide customers a warranty on software of ninety days and a warranty on hardware of three years. Following is an analysis of our warranty reserves (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Beginning balance	$32.1	$40.3	$31.9	$42.3
Expense accrued during the period	7.0	2.3	12.9	7.6
Warranty costs incurred	(5.6)	(6.7)	(11.3)	(14.0)

Ending balance	$33.5	$35.9	$33.5	$35.9

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our third-party funding companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party leasing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer the revenues associated with the end-user financing arrangement in accordance with our revenue recognition policies. As of October 29, 2010, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $75.8 million; and the related deferred revenue and cost of revenues totaled approximately $78.7 million and $9.1 million, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of October 29, 2010, as the outcome of these legal matters is currently not determinable.

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (Sun). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. In January 2010, Oracle Corporation acquired Sun. In September 2010, the lawsuits were dismissed without prejudice.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit names 15 current and former NetApp directors as defendants, alleging breach of fiduciary duty and wasting of corporate assets. The lawsuit alleges that the defendants failed to implement and oversee internal controls to ensure that we complied with legal requirements in its General Services Administration (GSA) contracting activities, and that this purported failure of oversight required us to incur significant costs in defending and settling a dispute with the United States of America regarding these past GSA contracting activities. The complaint seeks disgorgement of salaries and other compensation from the defendants and seeks additional unspecified damages. We and the defendants have filed demurrers seeking to have the lawsuit dismissed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	economic and industry trends or trend analyses;

•	product introductions, development, enhancements and acceptance;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements, including anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our convertible notes and associated warrants on our earnings per share;

•	the conversion, maturation or repurchase of the convertible notes;

•	compliance with laws, regulations and debt covenants;

•	the continuation of our stock repurchase program; and

•	the impact of completed acquisitions

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

•	acceptance of, and demand for, our products, including our recently announced new product introductions;

•	our ability to increase our customer base, market share and revenue;

•	the general economic environment and the growth of the storage markets;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to successfully introduce new products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Net revenues for the three month period ended October 29, 2010 were $1,207.4 million, up $297.4 million, or 33%, from the comparable period in the prior year. Net revenues for the six month periods ended October 29, 2010 were $2,345.2 million, up $597.2 million, or 34%, from the comparable period in the prior year. Improved revenue performance in the first three and six months of fiscal 2011 was the result of strong demand for our storage efficiency and data management solutions, with increases in revenues across all geographies. Gross margin percentages remained relatively flat during the three and six month periods ended October 29, 2010, respectively, compared to the same periods in the prior year.

Sales and marketing, research and development, and general and administrative expenses for the three month period ended October 29, 2010 totaled $603.6 million, up 23% from the prior year and for the six month period ended October 29, 2010 totaled $1,163.5 million, up 19% from the prior year. The increase is primarily due to an 18% and 14% increase in average headcount, respectively, and higher levels of incentive compensation and commission expense. Salary and related expenses for the six months ended October 29, 2010 were favorably impacted by having 26 weeks in that period compared to 27 weeks in the same period of the prior year.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Revenues:
Product	64.6%	57.7%	64.0%	57.4%
Software entitlements and maintenance	14.7	18.7	15.0	19.2
Service	20.7	23.6	21.0	23.4

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	24.5	21.9	25.7	23.5
Cost of software entitlements and maintenance	0.3	0.3	0.3	0.4
Cost of service	8.9	11.1	9.0	11.5

Gross profit	66.3	66.7	65.0	64.6

Operating expenses:
Sales and marketing	31.7	33.1	31.4	34.5
Research and development	13.0	14.5	13.1	15.0
General and administrative	5.3	6.3	5.1	6.7
Restructuring and other charges	—	0.1	—	0.2
Acquisition related (income) expense, net	—	—	—	(2.4)

Total operating expenses	50.0	54.0	49.6	54.0

Income from operations	16.3	12.7	15.4	10.6
Other expenses, net:
Interest income	0.7	0.7	0.8	0.8
Interest expense	(1.5)	(2.0)	(1.5)	(2.1)
Other income (expense), net	(0.1)	0.2	—	0.1

Total other expenses, net	(0.9)	(1.1)	(0.7)	(1.2)

Income before income taxes	15.4	11.6	14.7	9.4
Provision for income taxes	1.8	1.1	1.6	1.0

Net income	13.6%	10.5%	13.1%	8.4%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three and six month periods ended October 29, 2010 and October 30, 2009 were as follows (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Net revenues	$1,207.4	$910.0	33%	$2,345.2	$1,748.0	34%

Net revenues increased by $297.4 million, or 33%, for the three month period ended October 29, 2010 from the comparable period in the prior year, and for the six month period ended October 29, 2010, increased $597.2 million, or 34%, from the comparable period in the prior year. The increase in our net revenues for both periods was primarily related to an increase in product revenues, which comprised 65% and 64% of net revenues in the three and six month periods ended October 29, 2010, respectively, compared to 58% and 57% in the three and six month periods ended October 30, 2009, respectively.

Sales through our indirect channels represented 72% and 70% of net revenues for the three and six month periods ended October 29, 2010, respectively, and represented 67% and 68% of net revenues for the three and six month periods ended October 30, 2009, respectively.

The following table sets forth sales to customers, who are distributors, who accounted for 10% or more of revenues (in millions, except percentages):

	Three Months Ended				Six Months Ended
	October 29, 2010	% of Revenues	October 30, 2009	% of Revenues	October 29, 2010	% of Revenues	October 30, 2009	% of Revenues
Arrow Electronics, Inc.	$211.7	18%	$107.4	12%	$392.0	17%	$200.9	11%
Avnet, Inc.	186.2	15%	100.7	11%	310.2	13%	195.5	11%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Product revenues	$780.0	$525.1	49%	$1,500.8	$1,003.4	50%

Product revenues increased by $254.9 million, or 49%, for the three month period ended October 29, 2010, and increased by $497.4 million, or 50%, for the six month period ended October 29, 2010, from the comparable periods in the prior year. Our configured systems are comprised of bundled hardware and software products. Configured systems unit volume increased by 77% for each of the three and six month periods ended October 29, 2010 compared to the prior year, with the largest increase in smaller systems. Total configured system revenue increased by $182.7 million and $376.0 million for the three and six month periods ended October 29, 2010, respectively, compared to the prior year, with the largest increase in medium-sized systems.

During the three month period ended October 29, 2010, large, medium-sized and smaller systems generated approximately 18%, 59% and 23% of configured systems revenues, respectively, compared to approximately 23%, 58% and 19%, respectively in the prior year. Average selling prices (ASPs) declined during the three month period ended October 29, 2010 due primarily to lower ASPs per unit in smaller systems, as well as a shift in unit mix towards smaller systems. During the six month period ended October 29, 2010, large, medium-sized and smaller systems generated approximately 22%, 55% and 23% of configured systems revenues, respectively, compared to approximately 22%, 58% and 20%, respectively in the prior year. During the six months ended October 29, 2010, ASP declined due primarily to lower ASPs per unit in smaller systems, partially offset by an increase in ASPs per unit in medium-sized systems as well as a shift in unit mix towards medium-sized systems.

In addition, our net add-on hardware, software and other product revenues accounted for a $72.1 million and a $121.5 million increase for the three and six month periods ended October 29, 2010 from the comparable periods in the prior year, primarily due to customers increasing the capacity and/or functionality of their storage systems.

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

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Software entitlements and maintenance revenues	$177.9	$169.8	5%	$352.6	$335.1	5%

Software entitlements and maintenance, or SEM, revenues increased by $8.1 million, or 5%, and $17.5 million, or 5%, for the three and six month periods ended October 29, 2010, respectively, from the comparable periods in the prior year. These increases were the result of an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Service revenues	$249.5	$215.1	16%	$491.8	$409.5	20%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $34.4 million, or 16%, and $82.3 million, or 20%, for the three and six month periods ended October 29, 2010, respectively, from the comparable periods in the prior year. Hardware maintenance contract revenues increased 22% for each of the three and six month periods ended October 29, 2010, respectively, from the comparable periods in the prior year, as a result of an increase in the installed base under service contracts and the timing of recognition of the related revenue. Professional services and educational and training services revenues increased 6% and 16% for the three and six month periods ended October 29, 2010, respectively, compared to the prior year.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Americas (primarily the United States)	$741.1	$510.5	45%	$1,375.0	$993.3	38%
Europe, Middle East and Africa (EMEA)	349.9	306.1	14%	733.2	573.0	28%
Asia Pacific and Japan (APAC)	116.4	93.4	25%	237.0	181.7	30%

Net revenues	$1,207.4	$910.0		$2,345.2	$1,748.0

Sales to the United States accounted for 90% of Americas’ revenues in each of the three month periods ended October 29, 2010 and October 30, 2009, and 90% and 91% of Americas’ revenues in the six month periods ended October 29, 2010 and October 30, 2009, respectively. Sales to Germany accounted for 11% and 12% of net revenues for the three month periods ended October 29, 2010 and October 30, 2009, respectively, and for 11% of net revenues for each of the six month periods ended October 29, 2010 and October 30, 2009, respectively.

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

Our gross profits are impacted by a variety of factors including pricing and discount practices, product configuration, channel sales mix, revenue mix and product material costs. Service gross profit is also typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. If our shipment volumes, product and services mix, average selling prices and pricing actions that impact our gross profit are adversely affected, whether by economic uncertainties or for other reasons, our gross profit could decline.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Cost of product revenues	$296.1	$199.1	49%	$603.8	$411.7	47%

Cost of product revenues increased by $97.0 million, or 49%, and by $192.1 million, or 47%, for the three and six month periods ended October 29, 2010, respectively, from the comparable periods in the prior year. The change was comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points	Six Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points
Materials costs	44	44
Excess and obsolete inventory	1	—
Warranty	2	1
Manufacturing overhead	1	1
Other	1	1

Total change	49	47

In each of the three and six month periods ended October 29, 2010, the increase in materials cost reflects a 77% increase in configured systems unit volume and an increase in unit costs of large systems, partially offset by lower per unit costs in smaller systems due to favorable materials pricing, which we expect to continue. Average materials costs per unit were favorably impacted by a shift in mix to smaller systems in the three months ended October 29, 2009, but were unfavorably impacted by a shift towards medium-sized systems in the six months ended October 29, 2009. Our cost of product revenues was unfavorably impacted by:

(i)	an increase of $57.8 million and $123.5 million in material costs related to increased volumes in the three and six month periods ended October 29, 2010, respectively,

(ii)	an increase of $4.7 million and $5.3 million in warranty expenses in the three and six month period ended October 29, 2010, respectively,

(iii)	an increase of $34.5 million and $63.3 million in costs of hardware add-ons and other product costs in the three and six month period ended October 29, 2010, respectively,

Cost of product revenues represented 38% of product revenue for each of the three month periods ended October 29, 2010 and October 30, 2009, respectively, and represented 40% and 41% of product revenue for the six month periods ended October 29, 2010 and October 30, 2009, respectively. The overall reduction of costs as a percentage of revenues for the six month periods ended October 29, 2010 was the result of per unit materials cost reductions outpacing sales price reductions.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Cost of software entitlements and maintenance revenues	$3.5	$3.1	13%	$6.9	$6.2	11%

Cost of SEM revenues increased by $0.4 million, or 13%, and $0.7 million, or 11%, for the three and six month periods ended October 29, 2010, respectively, from the comparable periods in the prior year due to an increase in field service engineering costs. Cost of SEM revenues represented 2% of SEM revenues for each of the three month periods ended October 29, 2010 and October 30, 2009, and for each of the six month periods ended October 29, 2010 and October 30, 2009.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Cost of service revenues	$106.7	$101.1	6%	$209.0	$200.9	4%

Cost of service revenues increased by $5.6 million, or 6%, and increased by $8.1 million, or 4%, for the three and six month periods ended October 29, 2010, respectively, from the comparable periods in the prior year primarily due to increased warranty costs associated with higher sales volumes. Costs represented 43% and 47% of service revenues for the three month periods ended October 29, 2010 and October 30, 2009, respectively, and represented 43% and 49% of service revenues for the six month periods ended October 29, 2010 and October 30, 2009, respectively.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries and related benefits, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased approximately $52.6 million, or 20%, and $72.8 million, or 13%, during the three and six month periods ended October 29, 2010, respectively, compared to the comparable periods in the prior year, primarily due to:

(i)	an increase in salaries, benefits and other compensation related costs due to an increase in average headcount, primarily in sales, marketing and engineering functions, of $42.7 million and $62.0 million for the three and six month periods ended October 29, 2010, respectively,

(ii)	an increase in incentive compensation expense reflecting stronger operating performance and increased headcounts of $5.9 million and $13.7 million during the three and six month periods ended October 29, 2010, respectively, and

(iii)	an increase in stock based compensation of $4.0 million for the three month periods ended October 29, 2010, and a decrease of $2.9 million for the six month periods ended October 29, 2010.

In addition, sales and marketing expenses reflected an increase in commissions expense of $6.0 million and $17.8 million during the three and six month periods ended October 29, 2010, respectively, reflecting stronger sales performance compared to the same periods of the prior year.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Sales and marketing expenses	$382.8	$300.8	27%	$737.0	$602.3	22%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense, and travel and entertainment expense, and increased $82.0 million, or 27%, and $134.7 million, or 22%, for the three and six month periods ended October 29, 2010, respectively, from the comparable period in the prior year. This change was comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points	Six Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points
Salaries	6	5
Incentive plan compensation	1	1
Stock based compensation	1	—
Other compensation and benefit costs	3	2
Commissions	2	3
Outside services	5	4
Advertising and marketing promotional expense	3	2
Travel and entertainment	1	1
Facilities and IT support costs	3	2
Other	2	2

Total change	27	22

The increase in salaries and related expenses reflects an increase in average sales and marketing headcount of 17% and 13% for the three and six month periods ended October 29, 2010, respectively, compared to the same periods in the prior year.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Research and development expenses	$156.6	$132.4	18%	$306.1	$262.7	17%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, prototypes, non-recurring engineering, or NRE charges and other outside services costs. Research and development expenses increased $24.2 million, or 18%, and $43.4 million, or 17%, for the three and six month periods ended October 29, 2010, respectively, from the comparable periods in the prior year. This change was comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points	Six Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points
Salaries	8	6
Incentive plan compensation	1	2
Stock based compensation	1	—
Travel and entertainment	1	1
Facilities and IT support costs	3	3
NRE charges	—	1
Outside services	1	1
Equipment and software related costs	1	1
Other	2	2

Total change	18	17

The increase in salaries and related expenses reflects an increase in average engineering headcount of 23% and 18% for the three and six month periods ended October 29, 2010, respectively, compared to the same periods in the prior year.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
General and administrative expenses	$64.2	$56.9	13%	$120.4	$116.4	3%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, recruiting expenses, and allocated facilities and IT costs. General and administrative expenses increased $7.3 million, or 13%, and $4.0 million, or 3%, for the three and six month periods ended October 29, 2010, respectively, from the comparable periods in the prior year. This change was comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points	Six Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points
Salaries	3	1
Incentive plan compensation	2	2
Stock based compensation	2	(1)
Other compensation and benefits costs	2	1
Professional and corporate legal fees	(1)	(2)
IT costs	3	1
Other	2	1

Total change	13	3

Restructuring and Other Charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Restructuring and other charges	$0.1	$1.2	(92)%	$0.1	$2.7	(96)%

In each of the three and six month periods ended October 30, 2009, we recorded restructuring expense of $1.2 million and $2.7 million, respectively, primarily related to adjustments to future lease commitments and employee severance costs associated with our fiscal 2009 restructuring plan.

Acquisition Related (Income) Expense, Net (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Acquisition related (income) expense, net	$0.0	$0.0	0%	$0.3	$(41.1)	NM

NM — Not meaningful

In the six month period ended October 29, 2010, we incurred $0.3 million of costs associated with our acquisition of Bycast Inc. In the six month period ended October 30, 2009, we received a $57.0 million termination fee related to the terminated merger transaction with Data Domain Corporation, partially offset by $15.9 million of incremental third-party costs.

Other Income and Expense

Interest Income (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Interest income	$9.5	$7.0	36%	$19.3	$15.6	24%

The increase in interest income for the three and six month periods ended October 29, 2010 compared to the comparable periods in the prior year was primarily due to higher levels of investments in fiscal 2011.

Interest Expense (in millions except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Interest expense	$(18.6)	$(17.9)	4%	$(37.2)	$(37.1)	0%

Interest expense was relatively flat for the three and six month periods ended October 29, 2010, compared to the comparable periods in the prior year. We recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our convertible notes (the Notes) of $13.0 million and $25.9 million, during the three and six month periods ended October 29, 2010, respectively, and $12.2 million and $25.3 million, for the three and six month periods ended October 30, 2009, respectively. The coupon interest expense related to the Notes was $5.5 million and $11.0 million for the three and six month periods ended October 29, 2010, respectively, and $5.5 million and $11.4 million for the three and six month periods ended October 30, 2009, respectively.

Other Income (Expenses), Net (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Realized gain (loss) on investments, net	$(0.1)	$2.8	NM	$2.6	$2.7	(4)%
Other expenses, net	(1.3)	(1.3)	0%	(1.8)	(2.3)	(22)%

Other income (expense), net	$(1.4)	$1.5	NM	$0.8	$0.4	100%

NM — Not meaningful

Other income (expense), net for the three and six month periods ended October 29, 2010 included $0.1 million of net loss and $2.6 million of net gains on investment, respectively. Other expenses for the three and six month periods ended October 29, 2010 included $2.4 million and $2.7 million, respectively, in net losses on foreign currency transactions and related hedging activities, compared to $1.5 million and $3.5 million for the three and six month periods ended October 30, 2009, respectively.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Provision for income taxes	$22.3	$10.3	117%	$38.1	$17.8	114%

The increase in the provision for income taxes for the six month period ended October 29, 2010 was primarily due to a 109% increase in income before income taxes from the comparable period in the prior year. Our effective tax rate for the six month period ended October 29, 2010 was 11.1%, compared to an effective tax rate of 10.8% for the six month period ended October 30, 2009. Our effective tax rate reflects our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 29, 2010.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of October 29, 2010 consisted of approximately $4.5 billion in cash, cash equivalents and short-term and long-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and investments consist of the following:

	October 29, 2010	April 30, 2010
Cash and cash equivalents	$1,771.1	$1,705.0
Short-term investments	2,610.4	2,019.0
Long-term investments and restricted cash	69.8	72.8

Total cash, cash equivalents and investments	$4,451.3	$3,796.8

As of October 29, 2010, $2.5 billion of cash, cash equivalents and investments were held in the United States, while $2.0 billion were held in foreign countries. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and to service our debt and synthetic leases.

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

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities and equipment operating leases and internal use software development projects, over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, changes in the network storage industry, hiring plans and our decisions related to financing our facilities requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to incur approximately $155.0 million related to capital projects for the remaining six months of fiscal year 2011.

Cash Flows

As of October 29, 2010, our cash and cash equivalents and short-term and long-term investments increased by $0.7 billion from April 30, 2010 to $4.4 billion. The increase was primarily a result of cash provided by operating activities and issuances of common stock related to employee stock option exercises and purchases under the employee stock purchase plan, partially offset by $74.9 million net cash paid in connection with the acquisition of Bycast Inc. and $83.5 million in capital expenditures. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Days sales outstanding as of October 29, 2010 decreased to 34 days, compared to 37 days as of April 30, 2010, primarily due to improvements in shipment linearity. Working capital increased by $0.7 billion to $3.3 billion as of October 29, 2010, compared to $2.6 billion as of April 30, 2010, primarily due to an increase in cash, cash equivalents and short-term investments of $0.7 billion.

Cash Flows from Operating Activities

During the six month period ended October 29, 2010, we generated cash from operating activities of $542.0 million. The primary sources of cash from operations consisted of net income of $306.4 million, adjusted by non-cash stock-based compensation expense of $82.0 million and depreciation and amortization expense of $82.3 million. Significant changes in assets and liabilities impacting operating cash flows included a decrease in accrued compensation and other current liabilities of $96.1 million, primarily attributable to employee payouts related to fiscal year 2010’s commissions and incentive compensation plans, partially offset by an increase in deferred revenue of $81.6 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Capital expenditures for the six month period ended October 29, 2010 were $83.5 million. We paid $594.8 million for net purchases and redemptions of our investments for the six month period ended October 29, 2010. During the six month period ended October 29, 2010, we completed our acquisition of Bycast Inc. for total cash payments of $74.9 million, net of cash acquired.

Cash Flows from Financing Activities

We received $266.8 million from financing activities for the six month period ended October 29, 2010, which primarily consisted of $236.1 million of proceeds from employee equity award plans, net of shares withheld for taxes, and $32.7 million of excess tax benefit from stock-based compensation.

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

Stock Repurchase Program

Since the May 13, 2003 inception of our stock repurchase program through October 29, 2010, our Board of Directors has authorized the repurchase of up to $4.0 billion of common stock under such stock repurchase program. At October 29, 2010, $1.1 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

As of October 29, 2010, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of October 29, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the related Note hedges or delivered cash or shares under the related warrants.

Contractual Obligations

The following summarizes our contractual obligations, and commitments at October 29, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$14.4	$26.5	$21.0	$17.4	$15.8	$21.2	$116.3
Real estate lease payments (1)	1.6	3.2	92.3	0.0	0.0	0.0	97.1
Less: sublease income	(0.8)	(1.4)	(1.4)	(1.1)	(1.0)	(0.5)	(6.2)
Equipment operating lease payments	14.3	15.3	8.5	2.5	0.2	0.1	40.9
Purchase commitments with contract manufacturers (2)	117.6	3.6	3.6	1.2	0.2	0.0	126.2
Capital expenditures	12.1	18.0	0.0	0.0	0.0	0.0	30.1
Other purchase obligations (3)	116.2	112.1	72.7	19.3	13.6	3.2	337.1

Total off balance sheet commitments	275.4	177.3	196.7	39.3	28.8	24.0	741.5
Long-term financing arrangements	2.2	4.5	4.5	0.0	0.0	0.0	11.2
1.75% Convertible Notes (4)	11.1	22.1	22.1	1,276.1	0.0	0.0	1,331.4
Uncertain tax positions (5)							126.0

Total	$288.7	$203.9	$223.3	$1,315.4	$28.8	$24.0	$2,210.1

Other Commercial Commitments:
Letters of credit	$3.1	$0.9	$0.1	$0.0	$0.0	$0.8	$4.9

Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual future obligations may vary from those reflected in the table. We expect to fund our contractual obligations and other commitments in the table above through existing cash, cash equivalents, investments, and cash generated from operations or obtain additional financing, if necessary.

(1)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $1.6 million in the remainder of fiscal year 2011; $3.2 million in fiscal 2012; and $2.1 million in fiscal 2013, which are based on either the LIBOR rate at October 29, 2010 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $90.2 million in the event that we elect not to purchase or arrange for sale of the buildings.
(2)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase order with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of October 29, 2010, the liability for these purchase commitments in excess of future demand was approximately $3.5 million and is recorded in other current liabilities.
(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(4)	Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 9 of the accompanying condensed consolidated financial statements). Estimated interest payments for the Notes are $66.4 million for the remainder of fiscal 2011 through fiscal 2014.
(5)	As of October 29, 2010, our liability for uncertain tax positions was $126.0 million, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

As of October 29, 2010, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which requires us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at October 29, 2010 and the date we began to make payments for each of our leasing arrangements (in millions):

Leasing Arrangements	Cost	Residual Guarantee	LIBOR plus Spread or Fixed Rate	Lease Commencement Date	Term
1	$48.5	$41.2	3.69%	January 2008	5 years
2	80.0	68.0	0.81%	December 2007	5 years
3	10.5	8.9	3.67%	December 2007	5 years
4	10.6	9.0	3.69%	December 2007	5 years

As of October 29, 2010, we estimated that the fair value of the properties under synthetic lease was $36.9 million less than their aggregate residual guarantees. We are accruing for this deficiency over the remaining terms of the respective leases.

Legal Contingencies

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (Sun). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. In January 2010, Oracle Corporation acquired Sun. In September 2010, the lawsuits were dismissed without prejudice.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit names 15 current and former NetApp directors as defendants, alleging breach of fiduciary duty and wasting of corporate assets. The lawsuit alleges that the defendants failed to implement and oversee internal controls to ensure that we complied with legal requirements in its General Services Administration (GSA) contracting activities, and that this purported failure of oversight required us to incur significant costs in defending and settling a dispute with the United States of America regarding these past GSA contracting activities. The complaint seeks disgorgement of salaries and other compensation from the defendants and seeks additional unspecified damages. We and the defendants have filed demurrers seeking to have the lawsuit dismissed.

In addition, we are subject to various legal proceedings and claims which have arisen or may arise in the normal course of business. While the outcome of these legal matters is currently not determinable, we do not believe that any current litigation or claims will have a material adverse effect on our business, cash flow, operating results, or financial condition.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of October 29, 2010, our financial guarantees of $4.9 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of October 29, 2010, our notional value of foreign exchange forward and foreign currency option contracts totaled $518.8 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 11 of the accompanying condensed consolidated financial statements for more information related to our hedging activities.

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

We have commitments related to four lease arrangements with BNPPLC for approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $97.1 million as discussed in above in “Contractual Obligations”.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of October 29, 2010, we had available-for-sale investments of $2.7 billion. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, commercial paper, U.S. agency securities, U.S. Treasuries, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 29, 2010 would cause the fair value of these available-for-sale investments to decline by approximately $2.4 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of October 29, 2010, we recorded cumulative unrealized loss of $4.5 million, offset by $0.5 million of unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

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

Lease Commitments — As of October 29, 2010, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at October 29, 2010 would increase our lease payments on this one floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

Convertible Notes — In June 2008, we issued $1.265 billion in aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the “Notes”), of which $1.017 billion was allocated to debt and $0.248 billion was allocated to equity. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances, including, but not limited to:

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

The Notes are convertible into the right to receive cash in an amount up to the principal amount and shares of our common stock for the conversion value in excess of the principal amount, if any, at an initial conversion rate of 31.4006 shares of common stock per $1,000 principal amount of Notes, subject to adjustment as described in the indenture governing the Notes, which represents an initial conversion price of approximately $31.85 per share.

Concurrent with the issuance of the Notes, we entered into convertible Note hedge transactions and separately, warrant transactions, to reduce the potential dilution from the conversion of the Notes and to mitigate any negative effect such conversion may have on the price of our common stock. In fiscal 2010, we terminated the hedge transaction with a counterparty to 20% of our Note hedges as a result of the bankruptcy filing by Lehman Brothers OTC Derivatives Inc., which constituted an event of default under the Note hedge. Because we have decided not to replace the hedge, we are subject to potential dilution on the 20% unhedged portion of our Notes upon conversion if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85.

For at least 20 trading days during the 30 consecutive trading days ended September 30, 2010, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through December 31, 2010. Based on the closing price of our common stock of $53.25 on October 29, 2010, the if-converted value of our Notes exceeded their principal amount by approximately $850.0 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of October 29, 2010, the principal amount of our Notes, which consists of the combined debt and equity components, was $1.265 billion, and the total estimated fair value of such was $2.2 billion based on the closing trading price of $174 per $100 of our Notes as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at October 29, 2010, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our currency forward and option contracts outstanding on October 29, 2010 (in millions):

	October 29, 2010
Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Contracts:
Euro	223.4	$310.4	$311.3
British Pound Sterling	58.7	93.9	94.1
Canadian Dollar	19.6	19.3	19.2
Australian Dollar	30.9	30.1	30.2
Other	N/A	50.3	50.4
Option Contracts:
Euro	11.0	$14.8	$0.0

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 29, 2010, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including its consolidated subsidiaries, required to be disclosed in its Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2007, we filed a patent infringement lawsuit in the Eastern District of Texas seeking compensatory damages and a permanent injunction against Sun Microsystems (Sun). On October 25, 2007, Sun filed a counter claim against us in the Eastern District of Texas seeking compensatory damages and a permanent injunction. On October 29, 2007, Sun filed a second lawsuit against us in the Northern District of California asserting additional patents against us. The Texas court granted a joint motion to transfer the Texas lawsuit to the Northern District of California on November 26, 2007. On March 26, 2008, Sun filed a third lawsuit in federal court that extends the patent infringement charges to storage management technology we acquired in January 2008. In January 2010, Oracle Corporation acquired Sun. In September 2010, the lawsuits were dismissed without prejudice.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit names 15 current and former NetApp directors as defendants, alleging breach of fiduciary duty and wasting of corporate assets. The lawsuit alleges that the defendants failed to implement and oversee internal controls to ensure that we complied with legal requirements in its General Services Administration (GSA) contracting activities, and that this purported failure of oversight required us to incur significant costs in defending and settling a dispute with the United States of America regarding these past GSA contracting activities. The complaint seeks disgorgement of salaries and other compensation from the defendants and seeks additional unspecified damages. We and the defendants have filed demurrers seeking to have the lawsuit dismissed.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 23 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

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

•

Future accounting pronouncements and changes in accounting rules, such as the increased use of fair value measures, changes in accounting standards related to revenue recognition, lease accounting, and financial instruments and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS).

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC (including its recently announced acquisition of Isilon), Hitachi Data Systems, HP (including its acquisition of 3Par), IBM, and Oracle Corporation. In addition, Dell, Inc. is a competitor in the storage marketplace as a result of its business arrangement with EMC, which allows Dell to resell EMC storage hardware and software products, as well as a result of several of Dell’s recent acquisitions. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Oracle Corporation (through its acquisition of Sun Microsystems).

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

Disruption of, or changes in, our distribution model could harm our sales.

If we fail to develop and maintain strong relationships with our distributors, or if our distributors fail to effectively manage the sale of our products or services on our behalf, our revenues and gross margins could be adversely affected.

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the three and six month periods ended October 29, 2010, revenues generated from sales from our indirect channel distribution accounted for 72% and 70% of our revenues, respectively. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

During the three and six month periods ended October 29, 2010, sales to distributor Arrow Electronics, Inc. accounted for approximately 18% and 17%, respectively, of our net revenues, and sales to Avnet, Inc., accounted for approximately 15% and 13%, respectively of our net revenues. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability and comprehensiveness of our product offerings, and our ability to address customer demands.

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

In addition, selling our products to the U.S. government, whether directly or indirectly, also subjects us to certain regulatory requirements. For example, in April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the General Services Administration (the “GSA”), related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts for certain specified prior years. Our or our reseller partners’ failure to comply with U.S. government regulatory requirements could subject us to fines and other penalties, which could have a material adverse effect on our revenues, operating results and financial position.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenues may be impacted negatively.

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with the vendors. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. In addition, in October 2010, we expanded our relationship with Fujitsu Technology Solutions. In January 2010, we announced an expansion of our collaboration with Cisco and VMware, including a cooperative support arrangement. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenues or may not continue to be in effect for any specific period of time. If these relationships fail to materialize as expected, we could experience lower than expected revenue growth, suffer delays in product development, or other operational difficulties.

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

Our business operations are subject to business interruption and other events beyond our control. Such events could make it difficult or impossible for us to receive components from our suppliers and create delays and inefficiencies in our supply chain.

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

A substantial portion of our revenues are derived from sales outside of the United States. During the three and six month periods ended October 29, 2010, our international revenues accounted for 45% and 47% of our total revenues, respectively. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

The IRS recently commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and in addition, the California Franchise Tax Board has begun the examination of our fiscal 2007 and 2008 California income tax returns. The scope of each of the IRS and California Franchise Tax Board examinations is unclear at this time.

On September 17, 2010, the Danish tax authorities issued a decision concluding that distributions declared in 2005 and 2006 from the Company’s indirect Danish subsidiary to the subsidiary’s immediate parent affiliate, for which the Company has not paid or accrued any taxes on, are subject to Danish at-source dividend withholding tax. The Company has appealed this assessment decision with the Danish National Tax Tribunal.

If the ultimate determination of income taxes or at-source withholding taxes assessed under the current IRS audits or under audits being conducted in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

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

Our leverage and debt service obligations and note conversion may adversely affect our financial condition and results of operations and our earnings per share.

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

Any conversion of our Notes may cause dilution to our shareholders and to our earnings per share. If the price of our common stock exceeds the conversion price, initially $31.85 per share, the Notes will cause a dilution in our reported earnings per share. For at least 20 trading days during the 30 consecutive trading days ended September 30, 2010, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through December 31, 2010. Based on the trading price of our common stock on October 29, 2010, we had approximately 17 million shares of common stock potentially issuable on conversion of our Notes. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

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

In April 2010, we terminated our Note hedge transaction with Lehman Brothers OTC Derivatives, Inc. (“Lehman OTC”), which was a counterparty to 20% of our Note hedges, as a result of the bankruptcy filing by Lehman OTC, which constituted an event of default under the Note hedge. Because we have decided not to replace this Note hedge, we are subject to potential dilution on the unhedged portion of our Notes upon conversion if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85. The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note hedges and warrants were not affected by the termination of this Note hedge.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. For at least 20 trading days during the 30 consecutive trading days ended September 30, 2010, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the notes are convertible at the holder’s option through December 31, 2010. Upon conversion of any Notes, we will satisfy our obligation by delivering cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of October 29, 2010, we had options to purchase approximately 27 million shares of our common stock outstanding and a total of approximately 9 million restricted stock units outstanding. If all of these outstanding options and restricted stock units were exercised the proceeds to the Company would average approximately $18 per share. We also had 18 million shares of our common stock reserved for issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

In addition, we have an Employee Stock Purchase Plan (ESPP) under which employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. As of October 29, 2010, we had approximately 7 million shares of our common stock available for issuance under the ESPP. The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

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

At October 29, 2010, we had $4.5 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, commercial paper, U.S. government agency bonds, corporate bonds, certificates of deposit, and money market funds. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

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

On occasion, we make strategic investments in other companies, including private equity funds, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control. As of October 29, 2010, we had an investment with the carrying value of $1.3 million in a private equity fund.

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

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. If the fair value of the properties declines below that guaranteed minimum residual value, our residual value guarantee would require us to pay the difference to BNPPLC. As of October 29, 2010, the estimated fair value of the properties was approximately $36.9 million below the guaranteed minimum residual value, which we are accruing over the remaining term of the respective leases. Any further decline in the fair value of the properties could adversely impact our cash flows, financial condition and operating results.

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

All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However, liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $72.3 million. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop or the final maturity of the individual securities.

As of October 29, 2010, we determined there was a total decline in the fair value of our ARS investments of approximately $6.1 million, of which we have recorded cumulative temporary impairment charges of $4.0 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheets at October 29, 2010 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. We intend, and have the ability, to hold these investments until the market recovers.

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

We are continually seeking ways to make our cost structure, business processes and systems more efficient, including moving activities from higher-cost to lower-cost owned locations, outsourcing certain business process functions and implementing new business information systems. Problems with the execution of these activities could have an adverse effect on our business or results of operations.

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

We are currently implementing changes to our business information systems and processes and other IT initiatives. These initiatives involve a large investment of capital and resources and significant changes to our current operating processes. Failure to properly implement one or more of these initiatives could result in lost business and increased costs which could negatively impact our business, results of operations and cash flows.

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

We may be a party to lawsuits in the normal course of our business from time to time. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations is expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition recently adopted by the FASB, the increased use of fair value measure, the recent proposed change to revenue recognition, lease accounting, financial instrument accounting standards, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), could have a significant effect on our reported financial results or the way we conduct our business.

Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue, which may affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of October 29, 2010, our Board of Directors had authorized the repurchase of up to $4,023.6 million of common stock under this program. We did not repurchase any common stock during the three month period ended October 29, 2010. As of October 29, 2010, we had repurchased 104.3 million shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927.4 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096.2 million with no termination date.

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

NETAPP, INC.
(Registrant)

/S/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: December 6, 2010

EXHIBIT INDEX

Exhibit No	Description

3.1(1)	Certificate of Incorporation of the Company, as amended.

3.2	Bylaws of the Company.

10.1(2)	The Company’s Amended and Restated 1999 Stock Option Plan.

10.2(2)	The Company’s Amended and Restated Employee Stock Purchase Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(2)	Previously filed as an appendix to the Company’s Proxy Statement dated July 13, 2010.