Form 10-Q
period 2011-01-28
NetApp, Inc.
filed 2011-03-04
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011
Common Stock	367,871,924

TRADEMARKS

© Copyright 2011 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, Go further, faster, DataFabric, Data ONTAP, FAServer, FilerView, FlexCache, FlexClone, FlexShare, FlexVol, MultiStore, NearStore, Network Appliance, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, Snapshot, SnapVault, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Windows is a registered trademark of Microsoft Corporation. Linux is a registered trademark of Linus Torvalds. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	January 28, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,919.4	$1,705.0
Short-term investments	2,836.2	2,019.0
Accounts receivable, net of allowances of $1.8 and $1.6 at January 28, 2011 and April 30, 2010, respectively	541.5	471.5
Inventories	97.2	112.9
Other current assets	204.4	228.7

Total current assets	5,598.7	4,537.1
Property and equipment, net	862.2	804.4
Goodwill	737.0	681.0
Other intangible assets, net	35.4	25.1
Long-term investments and restricted cash	69.2	72.8
Other non-current assets	460.9	374.0

Total assets	$7,763.4	$6,494.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$183.6	$184.6
Accrued compensation and related benefits	312.9	379.1
Other current liabilities	269.0	212.2
Short-term deferred revenue	1,176.9	1,135.1

Total current liabilities	1,942.4	1,911.0
1.75% Convertible Senior Notes due 2013	1,137.7	1,101.5
Other long-term liabilities	203.5	171.9
Long-term deferred revenue	966.4	779.5

Total liabilities	4,250.0	3,963.9

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock (471.9 and 451.6 shares issued at January 28, 2011 and April 30, 2010)	0.5	0.5
Additional paid-in capital	3,953.3	3,453.7
Treasury stock at cost (104.3 shares at January 28, 2011 and April 30, 2010)	(2,927.4)	(2,927.4)
Retained earnings	2,479.8	2,000.9
Accumulated other comprehensive income	7.2	2.8

Total stockholders’ equity	3,513.4	2,530.5

Total liabilities and stockholders’ equity	$7,763.4	$6,494.4

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Revenues:
Product	$818.6	$619.0	$2,319.4	$1,622.3
Software entitlements and maintenance	183.8	170.9	536.4	506.0
Service	265.7	221.8	757.5	631.3

Net revenues	1,268.1	1,011.7	3,613.3	2,759.6

Cost of revenues:
Cost of product	329.3	253.9	933.1	665.6
Cost of software entitlements and maintenance	4.0	3.0	10.9	9.1
Cost of service	111.0	113.3	320.0	314.2

Total cost of revenues	444.3	370.2	1,264.0	988.9

Gross profit	823.8	641.5	2,349.3	1,770.7

Operating expenses:
Sales and marketing	397.4	324.8	1,134.4	927.0
Research and development	166.0	129.3	472.1	392.0
General and administrative	61.9	58.1	182.3	174.6
Restructuring and other charges	(0.7)	0.0	(0.6)	2.7
Acquisition related (income) expense, net	0.6	0.0	0.9	(41.1)

Total operating expenses	625.2	512.2	1,789.1	1,455.2

Income from operations	198.6	129.3	560.2	315.5
Other expense, net:
Interest income	10.3	7.5	29.6	23.0
Interest expense	(19.0)	(18.2)	(56.2)	(55.3)
Other income (expense), net	0.4	(0.7)	1.2	(0.2)

Total other expense, net	(8.3)	(11.4)	(25.4)	(32.5)

Income before income taxes	190.3	117.9	534.8	283.0
Provision for income taxes	17.8	10.0	55.9	27.8

Net income	$172.5	$107.9	$478.9	$255.2

Net income per share:
Basic	$0.47	$0.32	$1.33	$0.76

Diluted	$0.42	$0.30	$1.23	$0.73

Shares used in net income per share calculations:
Basic	364.8	341.4	358.8	337.5

Diluted	406.2	360.3	390.7	349.4

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 28, 2011	January 29, 2010
Cash flows from operating activities:
Net income	$478.9	$255.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.3	126.0
Stock-based compensation	127.0	122.1
Accretion of discount and issuance costs on notes	39.2	37.8
Unrealized losses on derivative activities	12.4	0.0
Deferred income taxes	(40.4)	(2.4)
Tax benefit from stock-based compensation	57.4	(2.7)
Excess tax benefit from stock-based compensation	(45.3)	(1.0)
Other non-cash items, net	13.8	(3.4)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(67.7)	(7.9)
Inventories	15.7	(10.9)
Other operating assets	5.1	(27.3)
Accounts payable	(2.3)	(0.4)
Accrued compensation and other current liabilities	(46.4)	(59.2)
Deferred revenue	222.5	60.1
Other operating liabilities	12.3	14.4

Net cash provided by operating activities	905.5	500.4

Cash flows from investing activities:
Purchases of investments	(2,190.4)	(1,334.9)
Redemptions of investments	1,354.9	1,243.5
Purchases of property and equipment	(149.8)	(97.2)
Acquisition of business, net of cash acquired	(74.9)	0.0
Other investing activities, net	0.8	4.1

Net cash used in investing activities	(1,059.4)	(184.5)

Cash flows from financing activities:
Issuance of common stock	312.0	156.7
Excess tax benefit from stock-based compensation	45.3	1.0
Other financing activities	0.4	0.0

Net cash provided by financing activities	357.7	157.7

Effect of exchange rate changes on cash and cash equivalents	10.6	8.0
Net increase in cash and cash equivalents	214.4	481.6
Cash and cash equivalents:
Beginning of period	1,705.0	1,494.2

End of period	$1,919.4	$1,975.8

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

2. Condensed Consolidated Financial Statements

Fiscal Year — We operate on a 52- or 53-week fiscal year ending on the last Friday in April. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first quarter includes 14 weeks of operations and the second, third and fourth quarters include 13 weeks of operations. Fiscal 2010 was a 53-week year and fiscal 2011 is a 52-week year. As a result, the nine months ended January 29, 2010 included 40 weeks compared to 39 weeks for the nine months ended January 28, 2011.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended April 30, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 18, 2010. The results of operations for the three and nine month periods ended January 28, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3. Significant Accounting Policies

There have been no significant changes in our significant accounting policies for the nine month period ended January 28, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

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

In addition, in October 2009, the FASB amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition guidance. The revised revenue recognition accounting standards are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are required to adopt this standard no later than the beginning of fiscal 2012, which begins on April 30, 2011. We are assessing the impact of the new accounting standards on our financial position and results of operations.

Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, reserve and allowances; inventory valuation and purchase order accruals; valuation of goodwill and intangibles; restructuring reserves; product warranties; self-insurance; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ from those estimates.

4. Statements of Cash Flows

Supplemental cash flows and noncash investing and financing activities are as follows (in millions):

	Nine Months Ended
	January 28, 2011	January 29, 2010
Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$7.8	$12.3
Acquisition of property and equipment through long-term financing	$12.6	$0.0
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$23.4	$19.0
Interest paid	$22.6	$22.1

5. Business Combinations

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

Bycast Acquisition

On May 13, 2010, we completed our acquisition of Bycast Inc. (Bycast), a privately held company headquartered in Vancouver, Canada. Bycast develops and sells software designed to manage petabyte-scale, globally distributed repositories of images, video and records for enterprises and service providers. The acquisition extends our position in unified storage by adding an object-based storage software offering, which simplifies the task of large-scale storage and improves the ability to search and locate data objects.

We acquired 100% of the outstanding shares of Bycast for a purchase price of $80.5 million in cash, of which $13.1 million was placed in an escrow account to secure Bycast’s obligations under certain indemnity provisions. Subject to any claims for indemnity, the escrow funds will be released 18 months from the closing date of the acquisition. In addition, we assumed all of the then outstanding options to purchase Bycast common stock, and converted those into options to purchase approximately 0.2 million shares of our common stock. The results of operations of Bycast are included in our condensed consolidated statements of operations beginning May 13, 2010, the closing date of the acquisition.

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

Termination of Proposed Merger with Data Domain, Inc.

In July 2009, a proposed merger between us and Data Domain, Inc. (Data Domain) was terminated by Data Domain’s Board of Directors and, pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in a net amount of $41.1 million which is included in acquisition related (income) expense, net in our condensed consolidated statement of operations.

6. Goodwill and Purchased Intangible Assets

Goodwill and identified intangible assets are summarized as follows (in millions):

	January 28, 2011			April 30, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill	$737.0		$737.0	$681.0		$681.0

Identified Intangible Assets:
Existing technology	$93.1	$(65.7)	$27.4	$75.1	$(55.5)	$19.6
Trademarks and tradenames	7.1	(5.1)	2.0	6.4	(4.3)	2.1
Customer contracts/relationships	17.1	(11.1)	6.0	12.2	(8.8)	3.4

Total identified intangible assets	$117.3	$(81.9)	$35.4	$93.7	$(68.6)	$25.1

Amortization expense for identified intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statement of Operations Classifications
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Existing technology	$2.5	$4.1	$10.2	$13.1	Cost of product revenues
Trademarks and tradenames	0.3	0.8	0.9	2.5	Sales and marketing
Customer contracts/relationships	0.6	0.0	2.2	0.1	Sales and marketing

	$3.4	$4.9	$13.3	$15.7

As of January 28, 2011, future amortization expense related to identifiable intangible assets was as follows (in millions):

Fiscal Year	Amount
Remainder of 2011	$3.3
2012	12.6
2013	10.3
2014	4.4
2015 and thereafter	4.8

Total	$35.4

7. Balance Sheet Detail

Cash and cash equivalents (in millions):

	January 28, 2011	April 30, 2010
Cash	$540.5	$187.8
Cash equivalents	1,378.9	1,517.2

	$1,919.4	$1,705.0

Inventories (in millions):

	January 28, 2011	April 30, 2010
Purchased components	$3.5	$9.4
Work-in-process	0.2	0.2
Finished goods	93.5	103.3

Total	$97.2	$112.9

Other current assets (in millions):

	January 28, 2011	April 30, 2010
Deferred tax assets	$35.5	$69.6
Prepaid expenses and other current assets	165.2	157.0
Short-term restricted cash	3.7	2.1

	$204.4	$228.7

Property and equipment (in millions):

Property and equipment	January 28, 2011	April 30, 2010
Land	$204.7	$204.7
Buildings and building improvements	405.1	394.8
Leasehold improvements	75.7	73.7
Computers, related equipment and purchased software	680.0	628.6
Furniture	57.6	63.2
Construction-in-progress	80.2	37.0

	1,503.3	1,402.0
Accumulated depreciation and amortization	(641.1)	(597.6)

	$862.2	$804.4

Long-term investments and restricted cash (in millions):

	January 28, 2011	April 30, 2010
Auction rate securities	$65.1	$69.0
Nonmarketable securities	1.3	1.4
Restricted cash	2.8	2.4

	$69.2	$72.8

Other long-term liabilities (in millions):

	January 28, 2011	April 30, 2010
Liability for uncertain tax positions	$127.1	122.4
Warranty	16.4	13.7
Other	60.0	35.8

	$203.5	$171.9

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

Investments

The following is a summary of investments at January 28, 2011 and April 30, 2010 (in millions):

	January 28, 2011				April 30, 2010
		Gross Unrealized		Estimated		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Corporate bonds	$1,898.3	$10.2	$(1.4)	$1,907.1	$1,128.1	$3.4	$(1.8)	$1,129.7
Auction rate securities	69.6	0.4	(4.9)	65.1	71.6	0.7	(3.3)	69.0
U.S. agency securities	834.2	0.6	(2.4)	832.4	775.4	1.7	(0.1)	777.0
U.S. treasuries	5.1	0.0	0.0	5.1	41.5	0.4	0.0	41.9
Commercial paper	60.0	0.0	0.0	60.0	215.9	0.0	0.0	215.9
Municipal bonds	1.5	0.0	0.0	1.5	1.5	0.0	0.0	1.5
Certificates of deposit	75.1	0.0	0.0	75.1	159.0	0.0	0.0	159.0
Money market funds	1,333.9	0.0	0.0	1,333.9	1,211.2	0.0	0.0	1,211.2
Equity funds	18.8	0.0	0.0	18.8	12.6	0.0	0.0	12.6
Investment in privately-held companies	1.3	0.0	0.0	1.3	1.4	0.0	0.0	1.4

Total debt and equity securities	$4,297.8	$11.2	$(8.7)	$4,300.3	$3,618.2	$6.2	$(5.2)	$3,619.2

The following table presents the contractual maturities of our debt investments as of January 28, 2011 (in millions):

Debt Investment Maturities	Cost	Fair Value
Due in one year or less	$912.3	$914.8
Due in one through five years	1,961.8	1,966.4
Due in five through ten years	0.0	0.0
Due after ten years*	69.6	65.1

	$2,943.7	$2,946.3

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 28, 2011 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$1,907.1	$0.0	$1,907.1	$0.0
U.S. agency securities	832.4	0.0	832.4	0.0
U.S. Treasuries	5.1	5.1	0.0	0.0
Municipal bonds	1.5	0.0	1.5	0.0
Commercial paper	60.0	0.0	60.0	0.0
Certificates of deposit	75.1	0.0	75.1	0.0
Money market funds	1,333.9	1,333.9	0.0	0.0
Auction rate securities	65.1	0.0	0.0	65.1
Equity funds	18.8	18.8	0.0	0.0
Investment in privately-held companies	1.3	0.0	0.0	1.3

Total	$4,300.3	$1,357.8	$2,876.1	$66.4

Liabilities
Foreign currency contracts	$(13.2)	$0.0	$(13.2)	$0.0

Reported as (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,378.9	$1,333.9	$45.0	$0.0
Short-term investments	2,836.2	5.1	2,831.1	0.0
Other current assets	3.6	3.6	0.0	0.0
Long-term investments	65.1	0.0	0.0	65.1
Other non-current assets	16.5	15.2	0.0	1.3

Total	$4,300.3	$1,357.8	$2,876.1	$66.4

Liabilities
Other current liabilities	$(13.2)	$0.0	$(13.2)	$0.0

The unrealized losses on our available-for-sale investments in corporate bonds and U.S. agency securities were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we neither intend to sell nor are likely to be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired at January 28, 2011.

As of January 28, 2011 and April 30, 2010, we had auction rate securities (ARSs) with a par value of $71.8 million and $73.8 million, respectively, and an estimated fair value of $65.1 million and $69.0 million, respectively, which are classified as long-term investments. All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education. As of January 28, 2011, we recorded cumulative net temporary losses of $4.5 million within accumulated other comprehensive income (AOCI). We estimated the fair value for each individual ARS using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. Key inputs into the discounted cash flow analysis include managements’s expectation of when the principal amount will be recovered either through redemption at par, or some other refinancing event by the issuer; and marketability adjustments. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

The table below provides a reconciliation of activities related to our Level 3 financial assets for the nine months ended January 28, 2011 (in millions).

	Nine months ended January 28, 2011
	Auction Rate Securities	Private Equity Fund
Beginning Balance	$69.0	$1.4
Total unrealized losses included in other comprehensive income	(1.9)	0.0
Purchases, sales and settlements, net	(2.0)	(0.1)

Ending Balance	$65.1	$1.3

9. Financing Arrangements

1.75% Convertible Senior Notes Due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes). The Notes are unsecured, unsubordinated obligations of the Company. Interest is payable in cash semi-annually at a rate of 1.75% per annum. The Notes will mature on June 1, 2013 unless repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified in the indenture governing the Notes, based on an initial conversion rate of approximately 31.40 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of the Notes of approximately $31.85 per share), subject to adjustment as described in the indenture governing the

Notes. For at least 20 trading days during the 30 consecutive trading days ended December 31, 2010, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the notes are convertible at the holder’s option through March 31, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock.

As of January 28, 2011, we had not issued any shares related to the Notes. Based on the closing price of our common stock of $54.03 on January 28, 2011, the if-converted value of our Notes exceeded their principal amount by approximately $911.6 million.

The following table reflects the carrying value of our convertible debt (in millions):

	January 28, 2011	April 30, 2010
1.75% Convertible Notes Due 2013	$1,265.0	$1,265.0
Less: Unamortized discount	(127.3)	(163.5)

Net carrying amount of Notes	$1,137.7	$1,101.5

The following table presents the amount of interest expense recognized at an effective interest rate of 6.31% relating to both the contractual interest coupon and the amortization of the discount and issuance costs (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Contractual coupon interest expense	$5.5	$5.5	$16.5	$16.9
Amortization of debt discount	12.2	11.4	36.1	34.8
Amortization of issuance costs	1.1	1.0	3.1	3.0

Total interest expense recognized	$18.8	$17.9	$55.7	$54.7

The following table reflects the remaining debt discount and issuance cost as of January 28, 2011 (in millions):

Remaining debt discount	$127.3
Remaining issuance costs	$11.1
Remaining life of the Notes (years)	2.3

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrants transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

•

Note Hedges. As of January 28, 2011 and April 30, 2010, we have transactions with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding and (2) the scheduled trading day immediately preceding the maturity date of the Notes. Upon exercise of the note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the hedges.

•

Warrants. As of January 28, 2011 and April 30, 2010, we have outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of January 28, 2011, we are subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of approximately $31.85.

Fair Value of Notes

As of January 28, 2011, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $2.3 billion, or 179% of the face value of the Notes, based upon quoted market information.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	January 28, 2011	April 30, 2010
Current portion of other long-term financing arrangements	$5.5	$0.0
Non-current portion of other long-term financing arrangements	7.4	0.0

	$12.9	$0.0

10. Stockholders’ Equity

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows (in millions, except for per share information and term):

	Numbers of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2010	35.2	$23.02
Options granted	3.6	44.88
Options assumed in acquisition	0.2	16.56
Options exercised	(12.7)	21.87
Options forfeitures and cancellations	(0.8)	35.56

Outstanding at January 28, 2011	25.5	26.20	4.52	$709.8

Options vested and expected to vest as of January 28, 2011	24.1	$25.83	4.45	$678.8
Exercisable at January 28, 2011	13.6	$23.46	3.64	$416.8

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Weighted-average fair value per share granted	$18.79	$11.84	$15.72	$9.71
Weighted-average fair value per share of options assumed in acquisition	N/A	N/A	$21.15	N/A
Intrinsic value of options exercised	$79.4	$46.8	$294.0	$63.3
Proceeds received from the exercise of stock options	$53.9	$76.3	$278.8	$116.6
Fair value of options vested	$23.1	$45.7	$77.5	$127.9

There was $102.1 million of total unrecognized compensation expense as of January 28, 2011 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.5 years.

The following table summarizes activity related to our restricted stock units (RSU’s) (in millions, except the fair value):

	Numbers of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 30, 2010	9.0	$23.92
RSUs granted	4.1	48.61
RSUs vested	(2.3)	21.44
RSU forfeitures and cancellations	(0.6)	26.05

Outstanding at January 28, 2011	10.2	34.26

RSUs are converted into common stock upon vesting. Upon the vesting of restricted stock, we primarily require the use of the net share settlement approach and withhold a portion of the shares to cover the applicable taxes and decrease the shares issued to the employee by a corresponding value. The number and the value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Shares withheld for taxes	0.3	0.2	0.8	0.5
Fair value of shares withheld	$15.9	$6.6	$35.5	$12.1

As of January 28, 2011, there was $242.8 million of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 2.7 years.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. Additional information related to our purchase rights issued under the ESPP is summarized below (in millions, except per share information):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Weighted-average fair value per right granted	$16.54	$9.99	$15.35	$8.86
Shares issued under the ESPP	3.2	2.6	6.0	5.1
Weighted average price of shares issued	$11.87	$10.59	$11.50	$10.49

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended January 28, 2011 and January 29, 2010, respectively, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Cost of product revenues	$0.9	$1.0	$2.6	$2.7
Cost of service revenues	3.6	3.3	10.6	10.8
Sales and marketing	21.2	17.2	59.2	56.9
Research and development	11.3	8.9	31.6	29.5
General and administrative	7.8	6.2	22.9	22.2

Total stock-based compensation expense	$44.8	$36.6	$126.9	$122.1

The following table summarizes stock-based compensation expense associated with each type of award (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Employee stock options	$13.7	$9.6	$39.6	$50.1
RSUs and restricted stock awards	23.9	16.7	61.7	47.1
ESPP	7.2	10.0	25.6	24.9
Change in amounts capitalized in inventory	0.0	0.3	0.0	0.0

Total stock-based compensation expense	$44.8	$36.6	$126.9	$122.1

For the nine month periods ended January 28, 2011 and January 29, 2010, total income tax benefits (charges) associated with employee stock transactions and recognized in stockholders’ equity were $57.4 million and $(2.7) million, respectively.

Valuation Assumptions

The fair value of each award is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options
	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Expected term in years	4.8	4.7	4.8	4.4
Risk-free interest rate	2.07%	2.27%	1.99%	2.27%
Volatility	37%	38%	37%	41%

	ESPP
	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Expected term in years	1.3	1.3	1.2	1.3
Risk-free interest rate	0.35%	0.39%	0.43%	0.50%
Volatility	39%	39%	39%	42%

Stock Repurchase Program

Since the May 13, 2003 inception of our stock repurchase program through January 28, 2011, we have repurchased a total of 104.3 million shares of our common stock at an average price of $28.06 per share, for an aggregate purchase price of $2.9 billion. As of January 28, 2011, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under this stock repurchase program, and $1.1 billion remains available under these authorizations. The stock repurchase programs may be suspended or discontinued at any time.

During the nine month period ended January 28, 2011, we did not repurchase any shares of our common stock under the stock repurchase program.

Comprehensive Income

The components of accumulated other comprehensive income, net of related tax effects, were as follows (in millions):

	January 28, 2011	April 30, 2010
Accumulated translation adjustments	$5.9	$1.2
Accumulated unrealized gain on available-for-sale investments	0.8	0.9
Accumulated unrealized gain (loss) on derivatives qualifying as cash flow hedges	0.5	0.7

Total accumulated other comprehensive income	$7.2	$2.8

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Net income	$172.5	$107.9	$478.9	$255.2
Change in currency translation adjustments	0.4	(0.8)	4.7	2.0
Change in unrealized gain on available-for-sale investments, net of related tax effect	(6.4)	(0.5)	(0.1)	8.2
Change in unrealized gain (loss) on derivatives qualifying as cash flow hedges	2.2	1.2	(0.2)	1.3

Comprehensive income	$168.7	$107.8	$483.3	$266.7

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

	January 28, 2011	April 30, 2010
Cash Flow Hedges
Euro	$134.9	$81.0
British Pound Sterling	27.4	18.9
Balance Sheet Contracts
Euro	340.5	232.6
British Pound Sterling	123.3	57.0
Canadian Dollar	37.9	28.1
Australian Dollar	25.3	23.0
Other	47.5	43.6
Put Option (Euro)	12.2	0.0

As of January 28, 2011 and April 30, 2010, the fair value of our short-term foreign currency contracts was not material. Certain of these contracts are designed to hedge our exposure to foreign monetary assets and liabilities and are not accounted for as a hedging activity. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change. Net deferred gains and losses relating to changes in fair value of our foreign currency contracts that are accounted for as cash flow hedges were not material for any period presented. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. The amount of net losses recorded in AOCI as of January 28, 2011 was not material.

12. Income Taxes

Our effective tax rate for the periods presented was as follows:

	Nine Months Ended
	January 28, 2011	January 29, 2010
Effective tax rate	10.5%	9.8%

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. As of January 28, 2011, we had $142.5 million of unrecognized tax benefits. We have recorded $127.1 million in other long-term liabilities, of which $116.4 million, if recognized, would affect our provision for income taxes.

On December 17, 2010, the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2009, and before January 1, 2012. We recorded a discrete tax benefit of $1.5 million for the three and nine month periods ended January 28, 2011 for the impact of the retroactive extension of the federal research credit to the year ended April 30, 2010.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or litigation with respect to those companies.

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

In 2009, the IRS commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and the California Franchise Tax Board has begun the examination of our fiscal 2007 and 2008 California income tax returns. The scope of each of the IRS and California Franchise Tax Board examinations is unclear at this time.

If upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate could be adversely impacted in the period of adjustment. It is reasonably possible the Company will reach a final settlement with the IRS on the 2003 — 2004 audit within the next three months.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Numerator:
Net income	$172.5	$107.9	$478.9	$255.2

Denominator:
Weighted average common shares outstanding	364.8	341.5	358.8	337.5
Weighted average common shares outstanding subject to repurchase	0.0	(0.1)	0.0	0.0

Shares used in basic computation	364.8	341.4	358.8	337.5
Weighted average common shares outstanding subject to repurchase	0.0	0.1	0.0	0.0
Dilutive potential shares related to employee equity award plans	14.7	18.8	15.3	11.9
Dilutive impact of assumed conversion of Notes	16.9	0.0	11.9	0.0
Dilutive impact of warrants	9.8	0.0	4.7	0.0

Shares used in diluted computation	406.2	360.3	390.7	349.4

Net Income per Share:
Basic	$0.47	$0.32	$1.33	$0.76

Diluted	$0.42	$0.30	$1.23	$0.73

The following employee equity awards have been excluded from the diluted net income per share calculations, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Options and RSUs	1.0	9.2	2.8	24.0

Dilutive shares outstanding during the three and nine month periods ended January 29, 2010 do not include any effect resulting from warrants or any effect resulting from assumed conversion of the Notes, as their impact would have been anti-dilutive. The Note hedges (as described in Note 9) are not included for purposes of calculating earnings per share as their effect would be anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

14. Segment, Geographic, and Significant Customer Information

We operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. The Company conducts business globally and is primarily managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from our internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management system because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region for the three and nine month periods ended January 28, 2011 and January 29, 2010, based on our internal management system and as utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Month Ended		Nine Month Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Americas (United States, Canada and Latin America)*	$689.6	$579.5	$2,064.6	$1,572.7
Europe, Middle East and Africa	450.4	332.6	1,183.6	905.5
Asia Pacific and Japan	128.1	99.6	365.1	281.4

Net revenues	$1,268.1	$1,011.7	$3,613.3	$2,759.6

*	Sales to the United States accounted for $619.3 million and $519.1 million, respectively, in the three month periods ended January 28, 2011 and January 29, 2010, and $1,852.8 million and $1,418.9 million, respectively, in the nine month periods ended January 28, 2011 and January 29, 2010.

The majority of our assets, excluding cash, cash equivalents and investments and accounts receivable, as of January 28, 2011 and April 30, 2010 were attributable to our U.S. operations. Our total cash, cash equivalents and investments held outside of the United States in various foreign subsidiaries was $2.1 billion and $1.7 billion as of January 28, 2011 and April 30, 2010, respectively, and the remaining $2.7 billion and $2.1 billion at the respective period ends was held in the United States.

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 28, 2011	April 30, 2010
United States	$794.3	$735.0
International	67.9	69.4

Total property and equipment	$862.2	$804.4

No more than ten percent of property and equipment was located in any single foreign country.

International sales to single foreign countries which accounted for ten percent or more of net revenues were as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Germany	$163.7	$111.1	$425.6	$296.0

Sales to customers, who are our distributors, which accounted for ten percent or more of net revenues were as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Arrow Electronics, Inc.	$224.9	$159.0	$616.9	$359.9
Avnet, Inc.	150.2	120.4	460.4	315.8

The following customers accounted for ten percent or more of net accounts receivable (in millions):

	January 28, 2011	April 30, 2010
Arrow Electronics, Inc.	$73.7	$48.7
Avnet Inc.	$59.3	$29.1

15. Commitments and Contingencies

Lease Commitments

Future annual minimum lease payments under all non-cancelable facilities and equipment operating leases with an initial term in excess of one year as of January 28, 2011 totaled $257.7 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $165 million in non-cancelable purchase commitments with our contract manufacturers as of January 28, 2011. In addition, we recorded a liability for firm non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of January 28, 2011 and April 30, 2010, such liability amounted to $7.2 million and $3.8 million, respectively, and is included in other current liabilities in the consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. We had $33.4 million in capital purchase commitments and $317.1 million in other purchase commitments as of January 28, 2011.

Product Warranties

We provide customers a warranty on software of ninety days and a warranty on hardware of three years. The following table summarizes our warranty reserves (in millions):

	Nine Months Ended
	January 28, 2011	January 29, 2010
Beginning balance	$31.9	$42.3
Expense accrued during the period	20.9	12.9
Warranty costs incurred	(17.1)	(20.5)

Ending balance	$35.7	$34.7

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our third-party funding companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party leasing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer the revenues associated with the end-user financing arrangement in accordance with our revenue recognition policies. As of January 28, 2011, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $75.6 million, and the related deferred revenue and cost of revenues totaled approximately $76.8 million and $8.3 million, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of January 28, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 current and former directors of the Company as defendants. On February 3, 2011, in response to motions to dismiss that we and the individual defendants filed, the plaintiff filed an amended complaint. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that the Company complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in the Company incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. The Company and the individual defendants will file motions to dismiss the amended complaint in early March 2011.

16. Subsequent Event

On January 31, 2011, we completed the acquisition of Akorri Networks, Inc., a privately held company headquartered in Massachusetts, for approximately $60 million in cash. Akorri is a provider of data center management software focused on performance and capacity analytics for virtualized, shared information technology infrastructures. As of January 28, 2011, we had incurred $0.6 million in related expenses which are included in acquisition related income, net, in our condensed consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

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

•	acceptance of, and demand for, our products, including our recent new product introductions;

•	our ability to increase our customer base, market share and revenue;

•	the general economic environment and the growth of the storage markets;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to successfully introduce new products and forecast demand for those products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included on page 39.

Overview

Net revenues for the three month period ended January 28, 2011 were $1,268.1 million, up $256.4 million, or 25%, from the comparable period in the prior year. Net revenues for the nine month period ended January 28, 2011 were $3,613.3 million, up $853.7 million, or 31%, from the comparable period in the prior year. The improved revenue performance in each of these periods was the result of strong demand for our storage efficiency and data management solutions and our product launch in November 2010. Gross margin percentages increased during the three and nine month periods ended January 28, 2011 compared to the same periods in the prior year primarily as a result of a higher proportion of our total revenues being generated by product sales as well as improved gross margins.

Sales and marketing, research and development, and general and administrative expenses for the three month period ended January 28, 2011 totaled $625.3 million, up 22% from the prior year and for the nine month period ended January 28, 2011 totaled $1,788.8 million, up 20% from the prior year. The increase is primarily due to a 17% and 13% increase in average headcount in the three and nine month periods ended January 28, 2011, respectively, and higher levels of incentive compensation and commission expense. Salary and related expenses for the nine month period ended January 28, 2011 were favorably impacted by having 39 weeks in that period compared to 40 weeks in the same period of the prior year.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Revenues:
Product	64.5%	61.2%	64.2%	58.8%
Software entitlements and maintenance	14.5	16.9	14.8	18.3
Service	21.0	21.9	21.0	22.9

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	26.0	25.1	25.8	24.1
Cost of software entitlements and maintenance	0.3	0.3	0.3	0.3
Cost of service	8.8	11.2	8.9	11.4

Gross profit	64.9	63.4	65.0	64.2

Operating expenses:
Sales and marketing	31.3	32.1	31.4	33.7
Research and development	13.1	12.8	13.1	14.2
General and administrative	4.9	5.7	5.0	6.3
Restructuring and other charges	(0.1)	—	—	0.1
Acquisition related (income) expense, net	—	—	—	(1.5)

Total operating expenses	49.2	50.6	49.5	52.8

Income from operations	15.7	12.8	15.5	11.4
Other expenses, net:
Interest income	0.8	0.7	0.8	0.8
Interest expense	(1.5)	(1.8)	(1.6)	(2.0)
Other income (expense), net	—	—	—	—

Total other income (expenses), net	(0.7)	(1.1)	(0.8)	(1.2)

Income before income taxes	15.0	11.7	14.7	10.2
Provision for income taxes	1.4	1.0	1.5	1.0

Net income	13.6%	10.7%	13.2%	9.2%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three and nine month periods ended January 28, 2011 and January 29, 2010 were as follows (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Net revenues	$1,268.1	$1,011.7	25%	$3,613.3	$2,759.6	31%

Net revenues increased by $256.4 million, or 25%, for the three month period ended January 28, 2011 from the comparable period in the prior year, and for the nine month period ended January 28, 2011, increased $853.7 million, or 31%, from the comparable period in the prior year. The increase in our net revenues for both periods was primarily related to an increase in product revenues, which comprised 65% and 64% of net revenues in the three and nine month periods ended January 28, 2011, respectively, compared to 61% and 59% in the three and nine month periods ended January 29, 2010, respectively.

Sales through our indirect channels represented 74% and 72% of net revenues for the three and nine month periods ended January 28, 2011, respectively, and represented 70% and 69% of net revenues for the three and nine month periods ended January 29, 2010, respectively.

The following table sets forth sales to customers, who are distributors, who accounted for 10% or more of revenues (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	January 28, 2011	% of Revenues	January 29, 2010	% of Revenues	January 28, 2011	% of Revenues	January 29, 2010	% of Revenues
Arrow Electronics, Inc.	$224.9	18%	$159.0	16%	$616.9	17%	$359.9	13%
Avnet, Inc.	$150.2	12%	$120.4	12%	$460.4	13%	$315.8	11%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Product revenues	$818.6	$619.0	32%	$2,319.4	$1,622.3	43%

Product revenues increased by $199.6 million, or 32%, for the three month period ended January 28, 2011, and increased by $697.1 million, or 43%, for the nine month period ended January 28, 2011, from the comparable periods in the prior year. Our configured systems are comprised of bundled hardware and software products. Configured systems unit volume increased by 23% for the three month period ended January 28, 2011, respectively, compared to the prior year, with the largest increase in medium-sized systems, and increased by 54% during the nine months ended January 28, 2011, with significant increases in all sized-systems. Total configured system revenues increased by $130.4 million and $506.4 million for the three and nine month periods ended January 28, 2011, respectively, compared to the prior year, with the largest increase in medium-sized systems.

During the three month period ended January 28, 2011, large, medium-sized and smaller systems generated approximately 19%, 59% and 22% of configured systems revenues, respectively, compared to approximately 24%, 52% and 24%, respectively, in the prior year. Average selling prices (ASPs) increased slightly during the three month period ended January 28, 2011 due primarily to higher ASPs per unit in smaller systems, partially offset by decreases in ASPs in large and medium-sized systems, as well as a shift in unit mix towards medium-sized systems. During the nine month period ended January 28, 2011, large, medium-sized and smaller systems generated approximately 21%, 57% and 22% of configured systems revenues, respectively, compared to approximately 23%, 56% and 21%, respectively in the prior year. ASPs decreased slightly during the nine month period ended January 28, 2011 due primarily to decreases in ASP’s in large and smaller systems, partially offset by higher ASPs per unit in medium-sized systems.

In addition, our net add-on hardware, software and other product revenues accounted for a $69.2 million and a $190.7 million increase for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year, primarily due to customers increasing the capacity and/or functionality of their storage systems.

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

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Software entitlements and maintenance revenues	$183.8	$170.9	8%	$536.4	$506.0	6%

Software entitlements and maintenance, or SEM, revenues increased by $12.9 million, or 8%, and $30.4 million, or 6%, for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year. These increases were the result of an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Service revenues	$265.7	$221.8	20%	$757.5	$631.3	20%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $43.9 million, or 20%, and $126.2 million, or 20%, for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year. Hardware maintenance contract revenues increased 26% and 24% for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year, as a result of an increase in the installed base under service contracts and the timing of recognition of the related revenue. Professional services and educational and training services revenues increased 9% and 15% for the three and nine month periods ended January 28, 2011, respectively, compared to the prior year.

Revenues by Geographic Area (in millions, except percentages):

	Three Month Ended		Nine Month Ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Americas (United States, Canada and Latin America)	$689.6	$579.5	$2,064.6	$1,572.7
Europe, Middle East and Africa	450.4	332.5	1,183.6	905.5
Asia Pacific and Japan	128.1	99.7	365.1	281.4

Net revenues	$1,268.1	$1,011.7	$3,613.3	$2,759.6

Sales to the United States accounted for 90% of Americas’ revenues in each of the three and nine month periods ended January 28, 2011 and January 29, 2010, respectively. Sales to Germany accounted for 13% and 12% of net revenues for the three month and nine month periods ended January 28, 2011 and for 11% of net revenues for each of the three and nine month periods ended January 29, 2010, respectively.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping of our storage systems, amortization of purchased intangible assets, inventory write-downs, and warranty costs; (2) cost of software entitlements and maintenance, which includes the costs of providing software entitlements and maintenance and third party royalty costs, and (3) cost of service revenues, which reflects costs associated with providing support center activities for hardware, global support partnership programs, professional services and educational and training services.

Our gross profit is impacted by a variety of factors including pricing and discount practices, product configuration, channel sales mix, revenue mix and product material costs. Service gross profit is also typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. If our shipment volumes, product and services mix, average selling prices and pricing actions that impact our gross profit are adversely affected, whether by economic uncertainties or for other reasons, our gross profit could decline.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Cost of product revenues	$329.3	$253.9	30%	$933.1	$665.6	40%

Cost of product revenues increased by $75.4 million, or 30%, and by $267.5 million, or 40%, for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year. The change was comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points	Nine Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points
Materials costs	26	37
Excess and obsolete inventory	3	1
Warranty	1	1
Manufacturing overhead	—	1

Total change	30	40

In the three month period ended January 28, 2011, the increase in materials cost reflects a 23% increase in configured systems unit volume and an increase in unit costs of medium-sized and large systems. In the nine month period ended January 28, 2011, the increase in materials cost reflects a 54% increase in configured systems unit volume and an increase in unit costs of medium-sized and large systems, partially offset by a decrease in costs of smaller systems. Average materials costs per unit were unfavorably impacted by a shift in mix to medium-sized systems in the three months and nine months ended January 28, 2011. Our cost of product revenues was unfavorably impacted by:

(i)	an increase of $47.0 million and $173.0 million in material costs related to increased volumes in configured systems in the three and nine month periods ended January 28, 2011, respectively,

(ii)	an increase of $2.7 million and $8.0 million in warranty expenses in the three and nine month periods ended January 28, 2011, respectively and

(iii)	an increase of $25.7 million and $86.5 million in costs of hardware add-ons and other product costs in the three and nine month periods ended January 28, 2011, respectively.

Cost of product revenues represented 40% for each of the three month and nine month periods ended January 28, 2011, and represented 41% of product revenues for each of the three and nine month periods ended January 29, 2010, respectively. The overall reduction of costs as a percentage of revenues for the nine month periods ended January 28, 2011 was the result of reductions in materials cost per unit outpacing sales price reductions.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Cost of software entitlements and maintenance revenues	$4.0	$3.0	33%	$10.9	$9.1	20%

Cost of SEM revenues increased by $1.0 million, or 33%, and $1.8 million, or 20%, for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year due to an increase in field service engineering costs. Cost of SEM revenues represented 2% of SEM revenues for each of the three month periods ended January 28, 2011 and January 29, 2010, respectively, and for each of the nine month periods ended January 28, 2011 and January 29, 2010, respectively.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Cost of service revenues	$111.0	$113.3	(2)%	$320.0	$314.2	2%

Cost of service revenues decreased by $2.3 million, or 2%, and increased by $5.8 million, or 2%, for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year primarily due to increased warranty costs associated with higher sales volumes. Costs represented 42% and 51% of service revenues for the three month periods ended January 28, 2011 and January 29, 2010, respectively, and represented 42% and 50% of service revenues for the nine month periods ended January 28, 2011 and January 29, 2010, respectively.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries and related benefits, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased approximately $67 million, or 24%, and $140 million, or 17%, during the three and nine month periods ended January 28, 2011, respectively, compared to the comparable periods in the prior year, primarily due to:

(i)	an increase in salaries, benefits and other compensation related costs due to an increase in average headcount, primarily in sales, marketing and engineering functions, of $49.2 million and $111.1 million for the three and nine month periods ended January 28, 2011, respectively;

(ii)	an increase in incentive compensation expense reflecting stronger operating performance and increased headcounts of $9.8 million and $23.6 million during the three and nine month periods ended January 28, 2011, respectively, and

(iii)	an increase in stock based compensation of $8 million and $5 million for the three and nine month periods ended January 28, 2011, respectively.

In addition, sales and marketing expenses reflected an increase in commissions expense of $15.8 million during the nine month periods ended January 28, 2011 reflecting stronger sales performance compared to the same period of the prior year.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Sales and marketing expenses	$397.4	$324.8	22%	$1,134.4	$927.0	22%

Sales and marketing expense, which consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense, and travel and entertainment expense, increased $72.6 million, or 22%, and $207.4 million, or 22%, for the three and nine month periods ended January 28, 2011, respectively, from the comparable period in the prior year. This change was comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points	Nine Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points
Salaries	8	6
Incentive plan compensation	2	1
Stock-based compensation	1	—
Other compensation and benefit costs	2	2
Commissions	—	2
Outside services	5	5
Advertising and marketing promotional expense	1	2
Travel and entertainment	1	1
Facilities and IT support costs	2	2
Other	—	1

Total change	22	22

The increase in salaries and related expenses reflects an increase in average sales and marketing headcount of 21% and 16% for the three and nine month periods ended January 28, 2011, respectively, compared to the same periods in the prior year. The increase in outside services reflects an increase in our utilization of outsourcing.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Research and development expenses	$166.0	$129.3	28%	$472.1	$392.0	20%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, prototypes, non-recurring engineering, or NRE, charges and other outside services costs. Research and development expenses increased $36.7 million, or 28%, and $80.1 million, or 20%, for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year. This change was comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points	Nine Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points
Salaries	9	7
Incentive plan compensation	4	2
Stock based compensation	2	1
Other compensation and benefit costs	3	2
Travel and entertainment	1	1
Facilities and IT support costs	5	4
NRE charges	1	(1)
Outside services	2	1
Equipment and software related costs	1	1
Other	—	2

Total change	28	20

The increase in salaries and related expenses reflects an increase in average engineering headcount of 28% and 22% for the three and nine month periods ended January 28, 2011, respectively, compared to the same periods in the prior year.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
General and administrative expenses	$61.9	$58.1	7%	$182.3	$174.6	4%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, recruiting expenses, and allocated facilities and IT costs. General and administrative expenses increased $3.8 million, or 7%, and $7.7 million, or 4%, for the three and nine month periods ended January 28, 2011, respectively, from the comparable periods in the prior year. This change was comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points	Nine Months Ended Fiscal 2010 to Fiscal 2011 Percentage Points
Salaries	4	2
Incentive plan compensation	—	1
Stock based compensation	3	—
Other compensation and benefits costs	2	1
Professional and corporate legal fees	(10)	(5)
Outside services	5	2
IT costs	2	1
Other	1	2

Total change	7	4

The increase in outside services reflects additional spending on contractors and the resolution of the Sun Microsystems litigation resulted in a decrease in legal fees.

Restructuring and Other Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Restructuring and other charges	$(0.7)	$—	NM	$(0.6)	$2.7	NM

NM — Not meaningful

In the nine month periods ended January 29, 2010, we recorded restructuring expense of $2.7 million, primarily related to adjustments to future lease commitments and employee severance costs associated with our fiscal 2009 restructuring plan.

Acquisition Related (Income) Expense, Net (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Acquisition related (income) expense, net	$0.6	—	NM	$0.9	$(41.1)	NM

NM — Not meaningful

In the nine month period ended January 28, 2011, we incurred $0.9 million of costs associated with our acquisitions of Bycast and Akorri. In the nine month period ended January 29, 2010, we received a $57.0 million termination fee related to the terminated merger transaction with Data Domain Corporation, partially offset by $15.9 million of incremental third-party costs.

Other Income and Expense

Interest Income (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Interest income	$10.3	$7.5	37%	$29.6	$23.0	29%

The increase in interest income for the three and nine month periods ended January 28, 2011 compared to the corresponding periods in the prior year was primarily due to higher levels of cash equivalent and investment balances in fiscal 2011.

Interest Expense (in millions except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Interest expense	$(19.0)	$(18.2)	4%	$(56.2)	$(55.3)	2%

Interest expense was relatively flat for the three and nine month periods ended January 28, 2011, compared to the corresponding periods in the prior year. We recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our convertible notes (the Notes) of $13.3 million and $39.2 million, for the three and nine month periods ended January 28, 2011, respectively, and $12.4 million and $37.8 million, for the three and nine month periods ended January 29, 2010, respectively. The coupon interest expense related to the Notes was $5.5 for each of the three month periods ended January 28, 2011 and January 29, 2010, respectively, and was $16.5 million and $16.9 million for the nine month periods ended January 28, 2011 and January 29, 2010, respectively.

Other Income (Expense), Net (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Realized gain on investments, net	$—	$0.7	NM	$2.6	$3.4	(24)%
Other income (expense), net	0.4	(1.4)	NM	(1.4)	(3.6)	(61)%

Other income (expense), net	$0.4	$(0.7)	NM	$1.2	$(0.2)	NM

NM — Not meaningful

Other expense for the three and nine month periods ended January 28, 2011 included $0.5 million and $3.2 million, respectively, in net losses on foreign currency transactions and related hedging activities, compared to $1.6 million and $5.1 million for the three and nine month periods ended January 29, 2010, respectively.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Provision for income taxes	$17.8	$10.0	78%	$55.9	$27.8	101%

The increase in the provision for income taxes for the nine month period ended January 28, 2011 was primarily due to an 89% increase in income before income taxes from the comparable period in the prior year. Our effective tax rate for the nine month period ended January 28, 2011 was 10.5%, compared to an effective tax rate of 9.8% for the nine month period ended January 29, 2010. Our effective tax rate reflects our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. In addition, we recorded a discrete tax benefit of $1.5 million for the three and nine month periods ended January 28, 2011 for the impact of the retroactive extension of the federal research credit related to the year ended April 30, 2010.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 28, 2011.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of January 28, 2011 consisted of approximately $4.8 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

As of January 28, 2011 and April 20, 2010, cash, cash equivalents and short-term investments consist of the following:

	January 28, 2011	April 30, 2010
Cash and cash equivalents	$1,919.4	$1,705.0
Short-term investments	2,836.2	2,019.0

Total cash, cash equivalents and short-term investments	$4,755.6	$3,724.0

As of January 28, 2011, $2.7 billion of cash, cash equivalents and short-term investments were held in the United States, while $2.1 billion were held in foreign countries. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and to service our debt and synthetic leases.

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

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities and equipment operating leases and internal use software development projects, over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors including future demand for products, changes in the network storage industry, hiring plans and our decisions related to financing our facilities requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We expect to incur approximately $60 million related to capital projects for the remaining three months of fiscal year 2011.

Acquisition Related Requirements

In January 2011, we entered into a definitive agreement to acquire Akorri Networks, Inc. for approximately $60 million in cash. The merger was completed on January 31, 2011.

Cash Flows

As of January 28, 2011, our cash and cash equivalents and short-term and long-term investments increased by $1 billion from April 30, 2010 to $4.8 billion. The increase was primarily a result of cash provided by operating activities and issuances of common stock related to our employee stock option exercises and purchases under the employee stock purchase plan, partially offset by $74.9 million net cash paid in connection with the acquisition of Bycast Inc. and $149.8 million in capital expenditures. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Accounts receivable days sales outstanding as of January 28, 2011 increased to 39 days, compared to 37 days as of April 30, 2010, primarily due to a high volume of shipments in the last two weeks of January 2011. Working capital increased by $1 billion to $3.7 billion as of January 28, 2011, compared to $2.6 billion as of April 30, 2010, primarily due to an increase in cash, cash equivalents and short-term investments of $1 billion.

Cash Flows from Operating Activities

During the nine month period ended January 28, 2011, we generated cash from operating activities of $905.5 million. The primary sources of cash from operating activities consisted of net income of $478.9 million, adjusted by non-cash stock-based compensation expense of $127.0 million and depreciation and amortization expense of $123.3 million. Significant changes in assets and liabilities impacting operating cash flows included an increase in accounts receivable of $67.7 million and a decrease in accrued compensation and other current liabilities of $46.4 million, primarily attributable to employee payouts, related to our fiscal year 2010’s commissions and incentive compensation plans, net of the current year’s accruals.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Capital expenditures for the nine month period ended January 28, 2011 were $149.8 million. We paid $835.5 million for net purchases and redemptions of our investments for the nine month period ended January 28, 2011. During the nine month periods ended January 28, 2011, we completed our acquisition of Bycast Inc. for total cash payments of $74.9 million, net of cash acquired.

Cash Flows from Financing Activities

We received $357.7 million from financing activities for the nine month period ended January 28, 2011, which primarily consisted of $312 million of proceeds from employee equity award plans, net of shares withheld for taxes, and $45.3 million of excess tax benefit from stock-based compensation.

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

Stock Repurchase Program

Since the May 13, 2003 inception of our stock repurchase program through January 28, 2011, our Board of Directors has authorized the repurchase of up to $4.0 billion of common stock under such stock repurchase program. At January 28, 2011, $1.1 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

As of January 28, 2011, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. As of January 28, 2011, the Notes have not been repurchased or converted. We also have not received any shares under the related Note hedges or delivered cash or shares of common stock under the related warrants.

Contractual Obligations

The following summarizes our contractual obligations and commitments at January 28, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$7.4	$28.0	$22.5	$19.0	$17.4	$22.9	$117.2
Real estate lease payments (1)	0.8	3.2	92.3	0.0	0.0	0.0	96.3
Less: sublease income	(0.3)	(1.4)	(1.4)	(1.1)	(1.0)	(0.5)	(5.7)
Equipment operating lease payments	8.0	19.0	11.7	5.1	0.3	0.1	44.2
Purchase commitments with contract manufacturers (2)	156.4	3.6	3.6	1.2	0.2	0.0	165.0
Capital expenditures	8.4	25.0	0.0	0.0	0.0	0.0	33.4
Other purchase obligations (3)	91.0	112.0	77.8	19.5	13.6	3.2	317.1

Total off balance sheet commitments	271.7	189.4	206.5	43.7	30.5	25.7	767.5
Long-term financing arrangements	1.5	5.7	5.9	0.0	0.0	0.0	13.1
1.75% Convertible Notes (4)	0.0	22.1	22.1	1,276.1	0.0	0.0	1,320.3
Uncertain tax positions (5)	—	—	—	—	—	—	127.1

Total	$273.2	$217.2	$234.5	$1,319.8	$30.5	$25.7	$2,228.0

Other Commercial Commitments:

Letters of credit	$2.7	$1.4	$0.1	$0.0	$0.0	$0.8	$5.0

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

(1)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $0.8 million in the remainder of fiscal year 2011; $3.2 million in fiscal 2012; and $2.1 million in fiscal 2013, which are based on either the LIBOR rate at January 28, 2011 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $90.2 million in the event that we elect not to purchase or arrange for sale of the buildings.
(2)	Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase order with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of January 28, 2011, the liability for these purchase commitments in excess of future demand was approximately $7.2 million and is recorded in other current liabilities.
(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(4)	Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 9 of the accompanying condensed consolidated financial statements). Estimated interest payments for the Notes are $55.3 million for the remainder of fiscal 2011 through fiscal 2014.
(5)	As of January 28, 2011, our liability for uncertain tax positions was $127.1 million, which due to the uncertainty of the timing of future payments, is presented in the total column on a separate line in this table.

As of January 28, 2011, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which requires us to lease certain portions of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at January 28, 2011 and the date we began to make payments for each of our leasing arrangements (in millions):

Leasing Arrangements	Cost	Residual Guarantee	LIBOR plus Spread or Fixed Rate	Lease Commencement Date	Term
1	$ 48.5	$ 41.2	3.69%	January 2008	5 years
2	80.0	68.0	0.81%	December 2007	5 years
3	10.5	8.9	3.67%	December 2007	5 years
4	10.6	9.0	3.69%	December 2007	5 years

As of January 28, 2011, we estimated that the fair value of the properties under synthetic lease was $36.9 million less than their aggregate residual guarantees. We are accruing for this deficiency over the remaining terms of the respective leases.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of January 28, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 current and former directors of the Company as defendants. On February 3, 2011, in response to motions to dismiss that we and the individual defendants filed, the plaintiff filed an amended complaint. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that the Company complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in the Company incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. The Company and the individual defendants will file motions to dismiss the amended complaint in early March 2011.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of January 28, 2011, our financial guarantees of $5.0 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of January 28, 2011, our notional value of foreign exchange forward and foreign currency option contracts totaled $749 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, because the counterparties to the derivatives consist of major financial institutions, and because we manage the notional amount of contracts entered into with each counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 11 of the accompanying condensed consolidated financial statements for more information related to our hedging activities.

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

We have commitments related to four lease arrangements with BNPPLC for approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $96.3 million as discussed in above in “Contractual Obligations”.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of January 28, 2011, we had available-for-sale investments of $2.9 billion. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, commercial paper, U.S. agency securities, U.S. Treasuries, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 28, 2011 would cause the fair value of these available-for-sale investments to decline by approximately $5.2 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of January 28, 2011, we recorded cumulative unrealized loss of $4.9 million, offset by $0.4 million of unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

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

Lease Commitments — As of January 28, 2011, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at January 28, 2011 would increase our lease payments on this one floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

Convertible Notes — In June 2008, we issued $1.265 billion in aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes), of which $1.017 billion was allocated to debt and $0.248 billion was allocated to equity. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances, including, but not limited to:

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

For at least 20 trading days during the 30 consecutive trading days ended December 31, 2010, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through March 31, 2011. Based on the closing price of our common stock of $54 on January 28, 2011, the if-converted value of our Notes exceeded their principal amount by approximately $911.6 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of January 28, 2011, the principal amount of our Notes, which consists of the combined debt and equity components, was $1.265 billion, and the total estimated fair value of such was $2.3 billion based on the closing trading price of $179 per $100 of our Notes as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at January 28, 2011, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our currency forward and option contracts outstanding on January 28, 2011 (in millions):

	January 28, 2011
Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Contracts:
Euro	349.8	475.5	475.9
British Pound Sterling	95.2	150.7	150.9
Canadian Dollar	37.8	37.9	37.8
Australian Dollar	25.5	25.3	25.3
Other	N/A	47.5	46.3
Option Contracts:
Euro	9.0	12.2	12.0

Item 4.	Controls and Procedures

Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 28, 2011, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of January 28, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 current and former directors of the Company as defendants. On February 3, 2011, in response to motions to dismiss that we and the individual defendants filed, the plaintiff filed an amended complaint. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that the Company complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in the Company incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. The Company and the individual defendants will file motions to dismiss the amended complaint in early March 2011.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 22 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Our operating results may be adversely affected by uncertain economic and market conditions.

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have been in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations during times of economic volatility. These factors include, but are not limited to, the following:

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

•

Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the second quarter of our fiscal year, with the latter due in part to the impact of the U.S. federal government’s September 30 fiscal year end on the timing of our orders;

•

Linearity, such as our historical intraquarter bookings and revenue pattern in which a disproportionate percentage of each quarter’s total bookings and related revenues occur in the last month of the quarter;

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Our levels of expenditure on research and development and sales and marketing programs;

•	Our ability to effectively manage our operating expenses;

•	Adverse movements in foreign currency exchange rates in the countries in which we do business;

•	The dilutive impact of our $1.265 billion of 1.75% convertible senior notes due June 2013 (the Notes) and related warrants on our earnings per share;

•	Excess or inadequate facilities;

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

Due to such factors, operating results for future periods are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition. It is possible that in one or more quarters our results may fall below our forecasts and the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely decrease.

Our revenues for a particular period is difficult to forecast, and a shortfall in revenues may harm our business and our operating results.

Our revenues for a particular period are difficult to forecast, especially in times of economic uncertainty. Our revenues are also difficult to forecast because the storage and data management market is rapidly evolving, and our sales cycle varies substantially from customer to customer. New or additional product introductions also increase the complexities of forecasting revenues.

We derive a majority of our revenues in any given quarter from orders booked in the same quarter. Bookings typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve bookings in the latter part of a quarter consistent with our quarterly targets, our financial results will be adversely impacted. Additionally, due to the complexities associated with revenue recognition, we may not accurately forecast our non-deferred and deferred revenues, which could adversely impact our results of operations.

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

Changing market conditions and economic uncertainty create a challenging operating environment for our business. It is critical that we maintain appropriate alignment between our cost structure and our expected growth and revenues, while at the same time, continuing to make strategic investments for future growth.

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

Conversely, if we are unable to effectively manage our resources and capacity during periods of increasing demand for our products, we could also experience an adverse impact on our business, operating results and financial condition and our customer relationships may be adversely impacted. If the storage and data management market fails to grow, or grows slower than we expect, our revenues will be adversely affected. Also, even if IT spending increases, our revenues may not grow at the same pace.

Our gross margins have varied over time and may continue to vary, and such variation makes it more difficult to forecast our earnings.

Our total gross margins are impacted by the mix of our product, software entitlements and maintenance and services revenues.

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC (including its recently announced acquisition of Isilon), Hitachi Data Systems, HP (including its acquisition of 3Par), IBM, and Oracle Corporation. In addition, Dell, Inc. is a competitor in the storage marketplace as a result of its business arrangement with EMC, which allows Dell to resell EMC storage hardware and software products, as well as a result of several of Dell’s recent acquisitions. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Oracle Corporation.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies become unable to maintain their competitive positions or continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers as sole-source vendors. In addition, current and potential competitors have established or may establish strategic alliances among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. Competitive pressures we face could materially and adversely affect our business and operating results.

Disruption of, or changes in, our distribution model could harm our sales.

If we fail to develop and maintain strong relationships with our distributors, or if our distributors fail to effectively manage the sale of our products or services on our behalf, our revenues and gross margins could be adversely affected.

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the three and nine month periods ended January 28, 2011, revenues generated from sales from our indirect channel distribution accounted for 74% and 72% of our revenues, respectively. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

Several factors could result in disruption of or changes in our indirect channel distribution model, which could materially harm our revenues and gross margins, including the following:

•

Our indirect channel partners may compete directly with other channel partners or with our direct sales force. Due to these conflicts, our indirect channel partners could stop or reduce their efforts in marketing our products;

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

In April 2005, we entered into an OEM agreement with IBM, which enables IBM to sell IBM branded solutions based on our unified solutions, including NearStore® and V-Series systems, as well as associated software offerings. While this agreement is an element of our strategy to expand our reach into more customers and countries, we do not have an exclusive relationship with IBM, and there is no minimum commitment for any given period of time; therefore, our relationship with IBM may not continue to generate significant revenues. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing.

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

During the three and nine month periods ended January 28, 2011, sales to distributor Arrow Electronics, Inc. accounted for approximately 18% and 17%, respectively, of our net revenues, and sales to Avnet, Inc., accounted for approximately 12% and 13%, respectively of our net revenues. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability and comprehensiveness of our product offerings, and our ability to address customer demands.

We also have an agreement with Fujitsu Technology Solutions (Fujitsu), which enables Fujitsu to lease, sell, market and resell our products to end users and Fujitsu sales partners worldwide and to integrate NetApp products into Fujitsu bundled offerings, as well as to market our support services.

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

The U.S. government has contributed to our revenue growth and has become an important customer for us. Future revenue from the U.S. government are subject to shifts in government spending patterns. A decrease in government demand for our products could materially affect our revenues. In addition, our business could be adversely affected as a result of future examinations by the U.S. government.

The U.S. government has become an important customer for the storage and data management market generally and for us in particular; however, government demand is unpredictable, and there can be no assurance that we will maintain or grow our revenues from the U.S. government. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending. If the government or individual agencies within the government reduce or shift their capital spending patterns, our revenues and operating results may be harmed.

In addition, selling our products to the U.S. government, whether directly or indirectly, also subjects us to certain regulatory requirements. For example, in April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (DOJ) and on behalf of the General Services Administration (the GSA), related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts for certain specified prior years. Our or our reseller partners’ failure to comply with U.S. government regulatory requirements could subject us to fines and other penalties, which could have a material adverse effect on our revenues, operating results and financial position.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenues may be impacted negatively.

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with the vendors. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. In addition, in October 2010, we expanded our relationship with Fujitsu Technology Solutions. In January 2010, we announced an expansion of our collaboration with Cisco and VMware, including a cooperative support arrangement. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenues or may not continue to be in effect for any specific period of time. If these relationships are not maintained or fail to materialize as expected, we could experience lower than expected revenue growth, suffer delays in product development, or experience other operational difficulties.

In addition, some of our partners, including Oracle, Cisco and VMware, are also partnering with other storage vendors which may increase the availability of competing solutions, harm our ability to continue as the vendor of choice for those partners and harm our ability to grow our business with those partners.

We intend to continue to establish and maintain business relationships with technology companies to expand our marketing reach and accelerate the development of our storage and data management solutions. To the extent that we are unsuccessful in developing new relationships or maintaining our existing relationships, our future revenues and operating results could be negatively impacted. In addition, the loss of a strategic partner could have a material adverse effect on our revenues and operating results.

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

Financial problems of either contract manufacturers, component suppliers or other parties in our supply chain and reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and disruption or termination of manufacturing capacity with respect to any contract manufacturer could negatively impact our ability to manufacture and sell our products.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately procure inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. As the demand for our products has increased, we have experienced, and may continue to experience tightening of supply of some components leading to longer lead times and component supply constraints, which has resulted in and in the future could continue to result in the delay of shipments.

Our business operations are subject to business interruptions and other events beyond our control. Such events could make it difficult or impossible for us to receive components from our suppliers and create delays and inefficiencies in our supply chain.

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

Beyond our open credit arrangements, we also have recourse and nonrecourse customer financing leasing arrangements using third-party leasing companies. Under the terms of recourse leases, which are treated as off-balance sheet arrangements, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing company in the event of end-user customer default.

We also offer financing arrangements whereby the end-user customer pays a fixed monthly amount plus a variable amount based on actual storage capacity used. These arrangements subject us to additional risk with respect to revenue recognition and profitability due to the uncertainties associated with the variable portion of the arrangements. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our funding parties in the event of nonpayment by end-user customers.

We expect demand for customer financing to continue. During periods of economic uncertainty, our exposure to credit risks from our customers increases. In addition, our exposure to credit risks of our customers may increase further if our customers and their customers or their lease financing sources are adversely affected by global economic conditions.

In the past, there have been bankruptcies by our customers, both who have open credit, as well as who have lease financing arrangements with us, causing us to incur bad debt charges, and, in the case of financing arrangements, a loss of revenues. We may be subject to similar losses in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the recent turmoil in the credit markets makes it more difficult for customers to obtain open credit or lease financing, those customers’ ability to purchase our products could be adversely impacted, which in turn could have a material adverse impact on our financial condition and operating results.

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

As new or enhanced products are introduced, we must attempt to successfully manage the interoperability and transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Risks inherent in our international operations could have a material adverse effect on our business.

A substantial portion of our revenues are derived from sales outside of the United States. During the three and nine month periods ended January 28, 2011, our international revenues accounted for 51% and 49% of our total revenues, respectively. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or litigation with respect to those companies.

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

Any conversion of our Notes may cause dilution to our shareholders and to our earnings per share. If the price of our common stock exceeds the conversion price, initially $31.85 per share, the Notes will cause a dilution in our reported earnings per share. For at least 20 trading days during the 30 consecutive trading days ended December 31, 2010, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through March 31, 2011. Based on the trading price of our common stock on January 28, 2011, we had approximately 17 million shares of common stock potentially issuable on conversion of our Notes. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

The note hedges and warrant transactions that we entered into in connection with the sale of the Notes may affect the trading price of our common stock.

In connection with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions with certain option counterparties (the Counterparties), which are expected to offset the potential dilution to our common stock upon any conversion of the Notes. At the same time, we also entered into warrant transactions with the Counterparties pursuant to which we may issue shares of our common stock above a certain strike price. In connection with these hedging transactions, the Counterparties may have entered into various over-the-counter derivative transactions with respect to our common stock or purchased shares of our common stock in secondary market transactions at or following the pricing of the Notes. Such activities may have had the effect of increasing the price of our common stock. The Counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock or entering into other derivative transactions. Additionally, these transactions may expose us to counterparty credit risk for nonperformance. The effect, if any, of any of these transactions and activities on the market price of our common stock or the Notes will depend, in part, on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. In addition, if our stock price exceeds the strike price for the warrants, there could be additional dilution to our shareholders, which could adversely affect the value of our common stock.

In April 2010, we terminated our Note hedge transaction with Lehman Brothers OTC Derivatives, Inc. (Lehman OTC), which was a counterparty to 20% of our Note hedges, as a result of the bankruptcy filing by Lehman OTC, which constituted an event of default under the Note hedge. Because we have decided not to replace this Note hedge, we are subject to potential dilution on the unhedged portion of our Notes upon conversion if on the date of conversion the per-share market price of our common stock exceeds the conversion price of $31.85. The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note hedges and warrants were not affected by the termination of this Note hedge.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. For at least 20 trading days during the 30 consecutive trading days ended December 31, 2010, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the notes are convertible at the holder’s option through March 31, 2011. Upon conversion of any Notes, we will satisfy our obligation by delivering cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of January 28, 2011, we had options to purchase approximately 26 million shares of our common stock outstanding and a total of approximately 10 million restricted stock units outstanding. If all of these outstanding options and restricted stock units were exercised the proceeds to the Company would average approximately $19 per share. We also had 14 million shares of our common stock reserved for issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

In addition, we have an Employee Stock Purchase Plan (ESPP) under which employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. As of January 28, 2011, we had approximately 4 million shares of our common stock available for issuance under the ESPP. The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

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

At January 28, 2011, we had $4.8 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, commercial paper, U.S. government agency bonds, corporate bonds, certificates of deposit, and money market funds. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

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

On occasion, we make strategic investments in other companies, including private equity funds, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control. As of January 28, 2011, we had an investment with the carrying value of $1.3 million in a private equity fund.

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

We have various synthetic lease arrangements with BNP Paribas Leasing Corporation as lessor (BNPPLC) for our headquarters office buildings and land in Sunnyvale, California. These synthetic leases qualify for operating lease accounting treatment under the accounting guidance for leases and are not considered variable interest entities under applicable accounting guidance. Therefore, we do not include the properties or the associated debt on our condensed consolidated balance sheet.

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. If the fair value of the properties declines below that guaranteed minimum residual value, our residual value guarantee would require us to pay the difference to BNPPLC. As of January 28, 2011, the estimated fair value of the properties was approximately $36.9 million below the guaranteed minimum residual value, which we are accruing over the remaining term of the respective leases. Any further decline in the fair value of the properties could adversely impact our cash flows, financial condition and operating results.

As a result of excess capacity in our Sunnyvale facilities, certain of our facilities subject to synthetic lease arrangements have been subleased or are vacant. These subleases will expire at various times through 2015, and some are at terms that do not generate sufficient sublease income to cover the carrying costs of these facilities. In addition, we may experience changes in our operations in the future that could result in additional excess capacity and vacant facilities. We will continue to be responsible for all carrying costs of these facilities under operating leases until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the operating lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high based on this guarantee. However, liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $71.8 million. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continue to pay interest in accordance with their terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop or the final maturity of the individual securities.

As of January 28, 2011, we determined there was a total decline in the fair value of our ARS investments of approximately $6.7 million, of which we have recorded cumulative temporary impairment charges of $4.5 million, and $2.2 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheets at January 28, 2011 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. We intend, and have the ability, to hold these investments until the market recovers.

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

We continuously seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills worldwide. For example, certain engineering activities and projects that were formerly performed in the U.S. have been moved to lower cost international locations and we rely on partners or third-party service providers for the provision of certain business process functions and activities in IT, human resources and accounting.

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

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the Acts) was passed and signed into law. Among other things, the health reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

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

If we are unable to protect our intellectual property, we may be subject to increased competition that could materially and adversely affect our operating results. Our success depends significantly upon our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. Some of our U.S. trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and with our resellers, strategic partners and customers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We may not be able to develop proprietary products or technologies that are patentable, and patents issued to us may not provide us with any competitive advantages and may be challenged by third parties. Further, the patents of others may materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position.

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

Our business and results of operations could be adversely impacted as a consequence of regulations or business trends such as:

•	Decreased demand for storage products that produce significant greenhouse gases;

•	Increased demand for storage products that produce lower emissions and are more energy efficient, and increased competition to develop such products; and

•	Reputational risk based on negative public perception of publicly reported data on our greenhouse gas emissions.

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

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of January 28, 2011, our Board of Directors had authorized the repurchase of up to $4,023.6 million of common stock under this program. We did not repurchase any shares of our common stock during the three month period ended January 28, 2011. As of January 28, 2011, we had repurchased 104.3 million shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927.4 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096.2 million with no termination date.

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

NETAPP, INC.
(Registrant)

/S/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: March 4, 2011

EXHIBIT INDEX

Exhibit No	Description

3.1(1)	Certificate of Incorporation of the Company, as amended.

3.2(2)	Bylaws of the Company.

10.1(3)	Akorri Networks, Inc. 2010 Equity Incentive Plan, including form of Restricted Stock Unit Agreement.

10.2	Second Modification Agreement (Building 7), dated as of December 31, 2010, by and between BNP Paribas Leasing Corporation and the Company.

10.3	Second Modification Agreement (Moffett Business Center), dated as of December 31, 2010, by and between BNP Paribas Leasing Corporation and the Company.

10.4	Second Modification Agreement (1299 Orleans), dated as of December 31, 2010, by and between BNP Paribas Leasing Corporation and the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 6, 2010.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 4, 2011.