Form 10-K
period 2011-04-29
NetApp, Inc.
filed 2011-06-23
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 29, 2010, the last day of registrant’s most recently completed second fiscal quarter, was $13,007,545,610 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 10, 2011, 371,112,544 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 29, 2011.

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	economic and industry trends or trend analysis;

•	product introductions, development, enhancements and acceptance;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements, including anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our convertible notes and associated warrants on our earnings per share;

•	the conversion, maturation or repurchase of the convertible notes,

•	compliance with laws, regulations and debt covenants;

•	the continuation of our stock repurchase program; and

•	the impact of completed acquisitions

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

•	acceptance of, and demand for, our products, including our recent new product introductions;

•	our ability to increase our customer base, market share and revenue;

•	the general economic environment and the growth of the storage markets;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to effectively integrate acquired products and technologies;

•	our ability to successfully introduce new products and forecast demand for those products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits and inquiries; and

•	those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included in Item 1A.

Overview

NetApp, Inc. (NetApp) is a leading provider of storage and data management solutions that help increase IT efficiency and flexibility.

Customers around the world choose us for our broad portfolio of application, virtualization, cloud, and service provider solutions that help customers streamline operations and lower the costs associated with storing and managing their data.

We believe that our innovative technologies position us well to take advantage of the market shift from traditional dedicated storage to shared storage in virtualized IT infrastructures. Wherever an organization is on the path to a shared IT infrastructure, NetApp® solutions bring immediate cost savings and help enable quick response to change. NetApp offers the optimal storage platform for delivering the sustained efficiency and flexibility customers need to enable business success.

Our products and services are designed to meet the expansive requirements and demanding service levels of large enterprises and their mission-critical business applications. In addition, we bring our affordable, enterprise-proven technology to midsize enterprises. To better meet the needs of our customers, we develop integrated solutions that optimize the performance of customers’ applications and their infrastructure in partnership with key industry leaders such as Cisco Systems, IBM, Microsoft, SAP, Symantec, and VMware. We also design our products to satisfy the demands of high-performance computing and technical data center applications, offering solutions used in the design of semiconductors and automobiles, as well as graphics rendering and seismic exploration.

We were incorporated in 1992 and shipped the world’s first networked storage appliance a year later. Since then, we have brought to market many innovations in storage and data management. We have grown to more than 11,000 employees, including approximately 1,000 additional employees from the recent acquisition of certain assets related to the Engenio external storage systems business (ESG) of LSI Corporation (LSI). We have operations in over 130 locations around the world.

NetApp Product Overview

NetApp offers highly available, scalable, and cost-effective storage solutions that incorporate our unified storage platform and the feature-rich functionality of our data and storage resource management software. The cost savings that can be realized from the NetApp Unified Storage Architecture and the infrastructure consolidation that can be achieved through a single storage platform are significant and can provide a strong platform for a service-oriented IT infrastructure. The NetApp Unified Storage Architecture, secure multi-tenancy capability, scalable systems, efficiency technologies, and data management software functionality provide a powerful combination for enterprises building internal private clouds and for service providers building IT-as-a-service offerings.

We believe that by providing greater efficiency and flexibility, our solutions help improve business productivity, performance, and profitability, while providing investment protection and enhanced asset utilization. Our enterprise-class storage solutions are complemented by our services expertise to enable interoperability and optimization in the context of the application and IT infrastructure within which they are deployed.

Data ONTAP Software

Our fabric-attached storage (FAS) and V-Series storage solutions are based on Data ONTAP®, a highly scalable and flexible operating system that concurrently supports any mix of storage area network (SAN) and network-attached storage (NAS) environments. This unified storage software platform is compatible with UNIX®, Linux®, and Web environments.

The Data ONTAP operating system provides the foundation to build a shared storage infrastructure and an enterprise-wide data fabric for the full breadth of business applications and data storage and protection requirements. Data ONTAP features scalability, secure multi-tenancy, and unification across protocols and disks. Data ONTAP also unifies storage efficiency, data management, and data protection. We believe customers can benefit from these capabilities as they increasingly virtualize application environments. Our deduplication for primary and secondary storage, thin provisioning, and highly efficient hardware help maximize utilization while reducing data center footprint and lowering storage-related power and cooling consumption. A few of the technology features we offer with Data ONTAP include:

•	FlexShare® technology, which directs how storage system resources are used to deliver an appropriate level of service for each application;

•	FlexCache® technology, which allows performance acceleration through the creation of read-only cached volumes by creating caching volumes on multiple storage controllers;

•	MultiStore® software, which allows partitioning of individual physical storage systems into multiple secure and separate logical partitions; and

•

RAID-DP®, a standard Data ONTAP feature that safeguards data from double disk failure. Integrated with our WAFL® (Write Anywhere File Layout) file system, RAID-DP gives customers data protection plus high performance.

Storage Efficiency

NetApp’s portfolio of efficiency technologies helps our customers reduce their storage spending and get more from the storage assets they already own. Some of the efficiency technologies we offer include:

•

FlexVol® technology, which provides for thin provisioning through virtual volumes, enabling storage architectures to be more efficient and achieve higher utilization using flexible volumes that do not require repartitioning of physical storage space;

•	FlexClone® technology, which enables true data cloning using logical copies that do not require additional physical storage space and allows for instant replication of data volumes and datasets; and

•

Deduplication technology, which provides the ability to eliminate duplicate data within primary and secondary disk storage environments, resulting in greater efficiency and higher utilization of storage capacity.

Storage Management and Application Integration Software

NetApp OnCommand® management software improves storage and service efficiency through functions that help customers control, automate, and analyze their shared storage infrastructures. Our management software family of products provides a broad range of storage and data management tools to simplify IT administration and enhance flexibility and productivity. We deliver differentiated products that support industry open standards and interfaces to deliver this value to customers. We tightly integrate our software with database and business application software from partners such as Microsoft, Oracle, SAP, and VMware in order to optimize the performance of those applications on our storage systems.

Through data center automation tools, we give customers the ability to monitor service levels, manage performance, and support change management in complex enterprise SAN environments. We help customers optimize shared infrastructures by supporting individual application performance, service level, and security needs even while the storage is shared across multiple applications.

FAS Unified Storage Systems Family

The NetApp family of modular, scalable, highly available, unified storage systems supports a full range of data for users on a variety of platforms. In the same way that server virtualization eliminates the sprawl in the application layer, NetApp’s FAS unified architecture streamlines, simplifies, and consolidates the storage layer. The FAS6200, FAS3200, and FAS2000 series of fabric-attached storage systems are designed to consolidate all types of storage workloads — including primary and secondary data, as well as structured and unstructured data — across all key OS platforms and network infrastructures. Also, NetApp unifies storage access for all standard network protocols based on a single HBA technology and standard IP networks. All NetApp FAS systems are interoperable and provide common software services. NetApp provides a data-in-place upgrade path that spans from entry-level platforms for smaller organizations all the way to high-end data center environments. The NetApp FAS unified architecture supports both scale-up and scale-out growth strategies running the highly efficient Data ONTAP operating system.

Virtual Storage Tier

Customers can increase the performance of a NetApp storage controller using our virtual storage tiering, which is available with our Flash Cache modular cache expansion. Virtual storage tiering lowers response times and increases input/output operations of solid state drives without storing additional data on them. Using dynamic storage tiering, it also improves application performance for production workloads residing on any type of disk drive. Dedupe capabilities reduce the I/O load on storage controllers to provide extreme scaling, especially useful with virtual- and cloud-based working sets.

V-Series Family

Our V-Series family is a network-based virtualization solution that consolidates storage from different suppliers behind our data management interface, providing SAN and NAS access to the data stored in heterogeneous storage arrays. With the V-Series solution, customers are able to:

•	Transform existing heterogeneous, multivendor storage systems into a single storage pool;

•	Simplify storage provisioning and management with Data ONTAP thin provisioning; and

•	Dramatically lower backup time, space, and cost with Data ONTAP Snapshot® copies.

The V-Series family is compatible with the FAS family of storage systems.

Data Protection Software Products

We offer a broad range of integrated data protection solutions for enterprise customer environments that can be tightly integrated with application offerings from partners to increase the speed and efficiency of data protection operations:

•	Snapshot technology enables near-instantaneous, space-efficient online backups of large datasets without affecting system performance;

•	SnapRestore® technology uses stored Snapshot backups to recover entire file systems or data volumes in seconds, regardless of capacity or number of files;

•	SnapVault® and Open Systems SnapVault technologies provide network- and storage-optimized disk-to-disk backup solutions;

•	MetroCluster™ uniquely combines array-based clustering with synchronous mirroring to deliver continuous availability and zero data loss; and

•	SnapMirror® data replication solution provides disaster recovery protection for business-critical data matched to the recovery point objectives and recovery time objectives of customer environments.

Data Retention and Archive Products

To meet growing regulatory compliance demands faced by most enterprises, we offer a broad suite of products to help enable data permanence, accessibility, and privacy across a variety of different regulations such as the Sarbanes-Oxley Act, 21 CFR Part 11, SEC Rule 17a-4, and HIPAA. Cost-effective, resilient, and reliable storage architectures can be created utilizing NetApp SnapLock® products.

Flash Cache

NetApp Flash Cache modules optimize the performance of random read-intensive workloads such as file services and messaging. These intelligent read caches speed access to user data, reducing latency by a factor of 10 or more compared to disk drives. Faster response times can translate into higher throughput for random I/O workloads. NetApp Flash Cache gives users performance that is comparable to that of solid state disks (SSDs) without the complexity of another storage tier.

Storage Security Products

Partnering with SafeNet, Inc. enables us to provide a unified platform for data security and key management across IP SAN, NAS, and tape backup environments. The platform combines wire-speed encryption, access controls, authentication, and automated key management to provide strong security for data at rest, while still allowing the capability to search compliant data for legal discovery purposes if the need arises. We also partner with Brocade Communications Systems, Inc. to provide advanced fabric services for SANs. These high-speed, highly reliable hardware devices deliver fabric-based encryption services to secure data assets either selectively or comprehensively.

Object Storage

NetApp StorageGRID® is a proven object storage software solution designed to manage petabyte-scale, globally distributed repositories of images, video, and records for enterprises and service providers. NetApp StorageGRID provides tremendous scalability by eliminating the typical constraints of data containers in blocks and files. It supports billions of files or objects and petabytes of capacity in hybrid cloud storage architectures with a single global namespace.

NetApp StorageGRID enables intelligent data management and secure content retention. Data placement and secure content retention are optimized by aligning system and business process management metadata with a global policy engine that manages how data is stored, placed, governed, protected, and retrieved. Content is protected from tampering using technologies such as digital fingerprints and encryption.

NetApp Services

Our customers demand high availability and reliability of their storage infrastructure to ensure the successful ongoing operation of their businesses. NetApp’s services are designed with this in mind. We provide professional services, global support solutions, and customer education and training to help customers most effectively manage their data. The professional services and support solutions we offer help our customers to resolve business problems, reduce costs, keep businesses up and running continuously, comply with regulations and policies, and improve overall operational results. We utilize a global, integrated model to provide consistent service delivery and global support during every phase of the customer engagement, including assessment and analysis, planning, design, installation, implementation, integration, optimization, ongoing support, and remote management and monitoring. Services and support often involve phased rollouts, technology transitions and migrations, and other long-term engagements.

Sales, Principal Markets, and Distribution Channels

We market and sell our products in numerous countries throughout the world, and we continue to make investments in our multiyear branding and awareness campaign to increase visibility of NetApp in the broader IT segment.

Our diversified customer base spans a number of customer segments and vertical markets, including energy, financial services, government, high technology, Internet, life sciences and healthcare services, major manufacturing, media, entertainment, animation and video postproduction, and telecommunications. We focus primarily on the data management and storage markets, offering an array of solutions from our high-end products designed for large enterprise customers to entry-level products designed for midsized enterprise customers.

To increase market share, we are focused on diversifying our multichannel distribution strategy. We are strengthening existing partnerships and investing in new partnerships with system integrators and cloud service providers.

As of the end of fiscal 2011, our worldwide sales and marketing function consisted of 4,808 managers, sales representatives, and technical support personnel. We have field sales offices in more than 40 countries. We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, original equipment manufacturers (OEMs), and distributors. During fiscal year 2011, sales through our indirect channels represented 73% of our total net revenues. Sales to customers Arrow Electronics, Inc. and Avnet, Inc., who are distributors, accounted for approximately 18% and 12% of our net revenues, respectively, in fiscal 2011; approximately 14% and 11% of our net revenues, respectively, for fiscal 2010; and approximately 11% and 10% of our net revenues, respectively, for fiscal 2009. Information about our segment disclosures, foreign operations, and net sales attributable to our geographic regions is included in Note 16 of the accompanying consolidated financial statements.

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

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. A substantial portion of our products is sold on the basis of standard purchase orders that are cancellable prior to shipment without penalty. In certain circumstances, purchase orders are subject to change with respect to quantity of product or timing of delivery resulting from changes in customer requirements. Our business is characterized by seasonal and intraquarter variability in demand, as well as short lead times and product delivery schedules. Accordingly, backlog at any given time may not be a meaningful indicator of future revenue.

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Olive Branch, Mississippi; Livingston, Scotland; Schiphol Airport, The Netherlands; Shanghai and Longhua, China; Singapore and Guadalajara, Mexico. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We use multiple vendors and have our products manufactured in a number of locations wherever possible to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing continuity of business. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We were awarded ISO 9001 certification on May 29, 1997, and continue to be ISO 9001 certified. We were awarded ISO 14001 certification on December 8, 2004, and continue to be ISO 14001 certified.

Research and Development

We conduct research and development activities in various locations throughout the world. In fiscal 2011, 2010, and 2009, research and development expenses represented 13%, 14%, and 15% of our net revenues, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services and others that offer a more limited set of storage and data management products or services. In the primary storage market, our system products and associated software portfolio mainly compete with storage system products and data management software from Dell, EMC, Hitachi Data Systems,

HP, IBM, and Oracle Corporation. In the secondary storage market, which includes the disk-to-disk backup, archival and compliance, and business continuity segments, our solutions mainly compete against products from EMC, Hitachi Data Systems, HP, IBM, and Oracle Corporation. In vertical markets — such as content storage, digital media, and graphics — our top competitors include EMC, Hitachi Data Systems, and HP. In the IT infrastructure and service provider markets, we compete primarily with EMC, Hitachi Data Systems, and HP.

We compete with these companies based on market presence, breadth of product offerings, breadth of service offerings and price. Some of these companies also compete by offering storage and data management products or services together with other IT products or services, at minimal or no additional cost, in order to preserve or gain market share.

We believe that we have a number of competitive advantages over many of these companies, including product innovation, the relationships we have with our customers, the deep integration we do with technology partners, and our collaboration with sales partners. We believe the advantages of our products include functionality, scalability, performance, flexibility, quality, and operational efficiency. We believe our advantage also includes the nature of the relationships we form with our customers and sales partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enable us to provide our customers with a full range of expertise before, during, and after their purchase from us or from one of our sales partners.

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

Proprietary Rights

We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our NetApp name and logo, Network Appliancetm name and logo, Data ONTAP, DataFabric®, FAServer®, FlexVol, FilerView®, NearStore®, SecureShare®, SnapDrive®, SnapLock, SnapManager®, SnapMirror, SnapRestore, SnapVault, WAFL, and others as trademarks in the United States. Other U.S. trademarks and U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, customers, and suppliers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued.

In addition, through various licensing arrangements, we receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and sales of our products and services. Some of these licensing arrangements require or might require royalty payments and other licensing fees. The amount of these payments and fees might depend on various factors, including but not limited to the structure of royalty payments; offsetting considerations, if any; and the degree of use of the licensed technology.

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights, and we are exposed to various risks related to legal proceedings or claims and protection of intellectual property rights. If we are unable to protect our intellectual property, we might be subject to increased competition that could materially and adversely affect our operating results.

Environmental Disclosure

NetApp is committed to minimizing environmental impact through use of NetApp products, activities, and services. The NetApp environmental management system (EMS) provides the framework for setting, implementing, and reviewing the company’s environmental objectives and targets. The NetApp EMS supports:

•	Commitment to complying with relevant environmental legislation, regulations, and other customer and community requirements;

•	Prevention of pollution;

•	Conservation of natural resources; and

•	Continual improvement of our environmental management system.

The NetApp EMS makes sure that activities, products, and services conform to the ISO 14001 standard and environmental requirements.

We are voluntarily measuring, monitoring, and publicly reporting our Scope 1 and Scope 2 greenhouse gas emissions. We have established employee commuter programs and education and awareness campaigns, and we continuously seek to optimize the energy efficiency of our buildings, labs, and data centers. At both the global and regional/state levels, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Environmental laws are complex, change frequently, and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters. Based on current information and subject to the finalization of the proposed regulations, we believe that our primary risk related to climate change is the risk of increased energy costs. However, we do not anticipate being subject to a cap and trade system or any other mitigation measures that would be material to our operations in the near future. Additionally, we have implemented many disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of severe weather/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

We are also subject to other federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are substantially compliant with all applicable environmental laws. All of our products meet the requirements for REACH, WEEE, RoHS, and China RoHS compliance. We have maintained an environmental management system since December 2004 as well as ISO 14001 certification at our corporate headquarters, which represents approximately 40% of our employee population and is one of the largest components of our corporate carbon footprint. As part of ISO 14001 requirements, we set environmental performance goals around reducing energy use per square foot as well as waste generated on site (per employee). We also conduct an annual review and third-party verified audits of our operations, and we monitor environmental legislation and requirements to help make sure we are taking necessary measures to remain in compliance with applicable laws, not only in our operations but also for our products.

Working Capital Practices

Information about our working capital practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Liquidity and Capital Resources” and is incorporated herein by reference.

Employees

As of April 29, 2011, we had 10,212 employees, of which 4,808 were in sales and marketing, 3,146 were in research and development, 1,248 were in services and manufacturing operations, and 1,010 were in finance and administration. In addition, we added approximately 1,000 employees as a result of the recent acquisition of ESG, which was completed on May 6, 2011. We have never had a work stoppage and consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of May 24, 2011, are as follows:

Name	Age	Position
Thomas Georgens	51	President, Chief Executive Officer, Director
Manish Goel	46	Executive Vice President, Products
Steven J. Gomo	59	Executive Vice President, Finance and Chief Financial Officer
Matthew K. Fawcett	43	Senior Vice President, General Counsel and Corporate Secretary
Robert E. Salmon	50	Executive Vice President, Field Operations

Thomas Georgens is our president and chief executive officer. From February 2008 to August 2009, Mr. Georgens served as our president and chief operating officer and was responsible for all product operations and field operations worldwide. Mr. Georgens has also been a member of our Board of Directors since March 2008. Mr. Georgens joined NetApp in October 2005 as executive vice president and general manager of enterprise storage systems and was named executive vice president of product operations where he served in that role from January 2007 to February 2008. Before joining NetApp, Mr. Georgens spent nine years at Engenio, a former subsidiary of LSI Corporation, with the last two years as chief executive officer. He has also served in various other positions, including president of LSI Logic Storage Systems and executive vice president of LSI Corporation. Prior to LSI Corporation, Mr. Georgens spent 11 years at EMC in a variety of engineering and marketing positions. Mr. Georgens holds a BS degree and an ME degree in computer and systems engineering from Rensselaer Polytechnic Institute as well as an MBA degree from Babson College.

Manish Goel was appointed the executive vice president of product operations in June 2009, overseeing all aspects of technology strategy and product engineering across the Company’s product portfolio. Mr. Goel has held a variety of leadership roles in corporate development, sales, and business unit general management since he joined NetApp in 2002. Prior to NetApp, Mr. Goel led corporate and business development activities for Cadence Design Systems and Copper Mountain Networks. Prior to that, he spent four years as a strategy consultant for McKinsey and Co. and six years as a systems software engineer. Mr. Goel holds a BS degree in electrical engineering from IIT Chennai and an MBA degree in finance from the Wharton School of Business.

Steven J. Gomo joined NetApp in August 2002 as senior vice president of finance and chief financial officer. He was appointed executive vice president of finance and chief financial officer in October 2004. Prior to joining the Company, he served as chief financial officer for Gemplus International S.A., headquartered in Luxembourg from November 2000 to April 2002 and as chief financial officer of Silicon Graphics, Inc., from February 1998 to August 2000. Prior to February 1998, he worked at Hewlett-Packard Company for 24 years in various positions, including financial management, corporate finance, general management, and manufacturing. Mr. Gomo currently serves on the board of SanDisk Corporation and Enphase Energy. Mr. Gomo holds an MBA degree from Santa Clara University and a BS degree in business administration from Oregon State University.

Matthew K. Fawcett joined the Company in September 2010 as senior vice president, general counsel and corporate secretary. Prior to joining NetApp, from 1999 to August 2010, Mr. Fawcett served in various legal positions at JDS Uniphase Corporation, including as senior vice president, general counsel and corporate secretary. Prior to joining JDSU, Mr. Fawcett was counsel at Fujitsu and worked in private practice at Morrison & Foerster LLP. Fawcett holds a BA degree from the University of California at Berkeley and a JD degree from the University of California at Los Angeles.

Robert E. Salmon joined NetApp in January 1994 and was appointed executive vice president, field operations in December 2005. Mr. Salmon has served as the Company’s executive vice president of worldwide sales since September 2004. From August 2003 to September 2004, Mr. Salmon served as the Company’s senior vice president of worldwide sales, and from May 2000 to August 2003, Mr. Salmon served as the Company’s vice president of North American sales. Prior to his tenure at NetApp Mr. Salmon spent nearly 10 years with Sun Microsystems and Data General Corporation. Mr. Salmon graduated from California State University, Chico with a BS degree in computer science.

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

The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Information about this Public Reference Room is available by calling (800) SEC-0330.

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Item 1. Business — Forward Looking Statements of this Annual Report on Form 10-K for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Our operating results may be adversely affected by uncertain economic and market conditions.

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:

•	Reduced demand for our products as a result of constraints on IT-related spending by our customers;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Risk of excess and obsolete inventories;

•	Risk of supply constraints:

•	Excess facilities costs;

•	Higher overhead costs as a percentage of revenues;

•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines or businesses and related asset impairments.

Any of the above-mentioned factors could have a material and adverse effect on our business and financial performance.

Our quarterly operating results may fluctuate, which could adversely impact our common stock price.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have been in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations during times of economic volatility. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the storage and data management market;

•	A shift in federal government spending patterns;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenues;

•	The level of price and product competition in our target markets;

•	The impact of economic uncertainty on our customers’ budgets and IT spending capacity;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•

Our reliance on a limited number of suppliers, and industry consolidation in our supply base, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	The timing of bookings, the cancellation of significant orders and the management of, or fluctuations in, our backlog;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

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

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Our ability to effectively integrate acquired products and technologies;

•	Our levels of expenditure on research and development and sales and marketing programs;

•	Our ability to effectively manage our operating expenses;

•	Adverse movements in foreign currency exchange rates in the countries in which we do business;

•	The dilutive impact of our $1.265 billion of 1.75% convertible senior notes due June 2013 (the “Notes”) and related warrants on our earnings per share;

•	Excess or inadequate facilities;

•

Actual events, circumstances, outcomes and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of valuation allowances), liabilities, and other items reflected in our consolidated financial statements;

•	Disruptions resulting from new systems and processes as we continue to enhance and scale our system infrastructure;

•	Disruptions resulting from reliance on third-party systems and processes during the transition period following the completion of mergers or other acquisitions; and

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

Our revenues for a particular period are difficult to forecast, and a shortfall in revenues may harm our business and our operating results.

Our revenues for a particular period are difficult to forecast, especially in times of economic uncertainty. Because the storage and data management market is rapidly evolving, our sales cycle varies substantially from customer to customer, and we rely increasingly on sales through our indirect channel partners, including value-added resellers, systems integrators, distributors, OEMs and strategic business partners. New product introductions and the transition from old to new products also increase the complexities of forecasting revenues.

In addition, we derive a majority of our revenues in any given quarter from orders booked in the same quarter. Bookings typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve bookings in the latter part of a quarter consistent with our quarterly targets, our financial results will be adversely impacted. Additionally, due to the complexities associated with revenue recognition, we may not accurately forecast our non-deferred and deferred revenues, which could adversely impact our results of operations.

We use a “pipeline” system, a common industry practice, to forecast bookings and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a bookings pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into revenues varies from customer to customer, can be difficult to estimate, and requires management judgment, and also because customers’ purchasing decisions are subject to delay, reduction or cancellation. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and could materially and adversely impact our business or our planned results of operations. In addition, the risks inherent in using a “pipeline” system are magnified with respect to indirect sales made through our channel partners because we have less control over, and visibility into, the sales process of our channel partners.

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

Conversely, if we are unable to effectively manage our resources and capacity during periods of increasing demand for our products, we could also experience an adverse impact on our business, operating results and financial condition and our customer relationships may be adversely impacted. If the storage and data management market fails to grow, or grows slower than we expect, our revenues will be adversely affected. Also, even if spending in the IT market increases, our revenues may not grow at the same pace.

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

•

Changes in the mix between direct versus indirect and OEM sales, particularly as a result of the recent acquisition of certain assets related to the Engenio external storage systems business (ESG) of LSI Corporation (LSI), which is based on a lower gross margin OEM business model;

•	Changes in customer, geographic, or product mix, including mix of configurations within products;

•	The timing and amount of revenue recognized and deferred;

•	New product introductions and enhancements;

•	Licensing and royalty arrangements;

•	Excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	Possible product and software defects as we transition our products; and

•	The cost of components, contract manufacturing costs, quality, warranty, and freight.

Changes in software entitlements and maintenance gross margins may result from various factors, such as:

•	The size of the installed base of products under support contracts;

•	The timing of technical support service contract renewals; and

•	Demand for and the timing of delivery of upgrades.

Changes in service gross margins may result from various factors, such as:

•	The mix of customers;

•	The size and timing of service contract renewals;

•	Spares stocking requirements to support new product introductions;

•	The level of spending on our customer support infrastructure;

•	The volume, cost and use of outside partners to deliver support services on our behalf; and

•	Product quality and serviceability issues.

Due to such factors, gross margins are subject to variation from period to period and are difficult to predict.

An increase in competition and industry consolidation could materially and adversely affect our operating results.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC (including its recent acquisition of Isilon), Hitachi Data Systems, HP, IBM, Dell and Oracle Corporation. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Oracle Corporation.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry, as companies become unable to maintain their competitive positions or continue operations and as customers demand more flexible business models and terms. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers as sole-source vendors. In addition, current and potential competitors have established or may establish strategic alliances among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. Competitive pressures we face could materially and adversely affect our business and operating results.

Disruption of, or changes in, our distribution model could harm our sales.

If we fail to develop and maintain strong relationships with our channel partners, or if our channel partners fail to effectively manage the sale of our products or services on our behalf, our revenues and gross margins could be adversely affected.

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During fiscal 2011, revenues generated from sales through our indirect channel distribution accounted for 73% of our revenues, and we expect this percentage to continue to increase over time as we further develop these channels or acquire products distributed through indirect channels. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

There is no assurance that we will be able to attract new indirect channel partners, retain these indirect channel partners or that we will be able to secure additional or replacement indirect channel partners in the future, especially in light of changes in end customer demand patterns and changes in available and competing technologies from competitors. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results within that area, as qualifying and developing new indirect channel partners typically requires a significant investment of time and resources before acceptable levels of productivity are met. Our inability to effectively establish, train, retain and manage our indirect channel partners could harm our sales.

In addition, we depend on our indirect channel partners to comply with applicable regulatory requirements in the jurisdictions in which they operate. Their failure to do so could have a material adverse effect on our revenues and operating results.

Our OEM relationship with IBM may not continue to generate significant revenues.

In April 2005, we entered into an OEM agreement with IBM, which enables IBM to sell IBM-branded solutions based on our unified solutions, including NearStore® and V-Series systems, as well as associated software offerings. In addition, by acquiring ESG, we have assumed LSI’s rights under a second OEM agreement with IBM, which enables IBM to sell certain ESG solutions. While these agreements are part of our general strategy to expand our reach to more customers and into more countries, we do not have an exclusive relationship with IBM under either OEM agreement, and there is no minimum commitment for any given period of time. Therefore, our relationship with IBM may not continue to generate significant revenues or, in the case of the OEM agreement related to ESG, may not allow us to capture certain anticipated benefits of the ESG acquisition. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing.

In the event that sales through our OEM relationship with IBM increase, which we expect will occur as a result of the ESG transaction, we may experience distribution channel conflicts between our direct sales force and the OEM or among our channel partners. If we fail to minimize channel conflicts, or if our OEM relationship does not continue to generate significant revenues, our operating results and financial condition could be harmed.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has and in the future could negatively affect our revenues.

During fiscal 2011, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for approximately 18% and 12%, respectively of our net revenues. We also have significant OEM agreements with IBM, which, as described above, enable IBM to sell IBM-branded solutions based on our solutions, as well as an agreement with Fujitsu Technology Solutions (Fujitsu), which enables Fujitsu to lease, sell, market and resell our products to end users and Fujitsu sales partners worldwide, to integrate our products into Fujitsu bundled offerings, and to market our support services. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer.

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

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from customers and resellers, or the loss of any significant customer or reseller, could harm our business. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results. In addition, a change in the pricing practices of one or more of our large indirect channel partners could adversely affect our revenues and gross margins.

The U.S. government has contributed to our revenue growth and has become an important customer for us. Future revenues from the U.S. government are subject to shifts in government spending patterns. A decrease in government demand for our products could materially affect our revenues. In addition, our business could be adversely affected as a result of future examinations by the U.S. government.

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

In addition, selling our products to the U.S. government, whether directly or indirectly, also subjects us to certain regulatory requirements. For example, in April 2009, we entered into a settlement agreement with the United States of America, acting through the United States Department of Justice (DOJ) and on behalf of the General Services Administration (the “GSA”) related to a dispute regarding our discount practices and compliance with the price reduction clause provisions of GSA contracts for certain specified prior years. Failure to comply with U.S. government regulatory requirements by us or our reseller partners could subject us to fines and other penalties, which could have a material adverse effect on our revenues, operating results and financial position.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenues may be impacted negatively.

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Oracle, SAP, Symantec and VMware. In January 2010, we announced an expansion of our collaboration with Cisco and VMware, including a cooperative support arrangement, and in October 2010, we expanded our relationship with Fujitsu Technology Solutions. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenues or may not continue to be in effect for any specific period of time. If these relationships are not maintained or fail to materialize as expected, we could experience lower than expected revenue growth, suffer delays in product development, or experience other operational difficulties.

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

The fact that we do not own or operate our manufacturing facilities and supply chain exposes us to risks, including reduced control over quality assurance, production costs and product supply, which could have a material adverse impact on the supply of our products and on our business and operating results. We rely on a limited number of suppliers for components utilized in the assembly of our products, which has and could subject us to future periodic supply constraints and price rigidity. In addition, pursuant to the terms of the asset purchase agreement we entered into with LSI in connection with the acquisition of certain assets related to ESG, we have the right to place orders with contract manufacturers and suppliers through LSI and access LSI’s systems in order to help us manage the ESG business for a period of time following the acquisition. Financial problems of either contract manufacturers, component suppliers or other parties in our supply chain, including LSI, and reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and disruption or termination of manufacturing capacity with respect to any contract manufacturer could negatively impact our ability to manufacture and sell our products.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately procure inventory by our contract manufacturers; a failure to timely cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. As the demand for our products has increased, we have experienced, and may continue to experience tightening of supply of some components leading to longer lead times and component supply constraints, which has resulted in and in the future could continue to result in the delay of shipments.

Our business operations are subject to business interruptions and other events beyond our control. Such events could make it difficult or impossible for us to receive components from our suppliers and create delays and inefficiencies in our supply chain.

Our acquisitions may disrupt our existing business and harm our results of operations.

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal year 2011, we completed acquisitions of two technology companies, and on May 6, 2011, we completed the acquisition of certain assets related to ESG. The acquisition and ongoing integration of new businesses into our business may adversely affect our operations or profitability. We may not achieve the anticipated cost savings and synergies or realize our estimated revenue, gross margin, profit or other financial projections or business objectives in a timely manner or at all due to a number of factors, including the following:

•	The inability to successfully integrate the operations, technologies, products, personnel and business systems of the acquired companies;

•	In the case of an asset purchase, the failure to acquire all of the assets necessary to operate the acquired business;

•	The diversion of management’s attention from normal daily operations of the existing business;

•	The loss of key employees of the acquired business could adversely impact our ability to manage the business and our ability to realize our financial forecasts;

•	The inability to retain the customers and partners of acquired businesses following the acquisition;

•	Substantial transaction costs and accounting charges; and

•	Exposure to litigation related to acquisitions.

Acquisitions may also result in risks to our existing business, including:

•	Deterioration of our internal control over financial reporting as a result of inconsistencies between our standards, procedures and policies and those of the acquired business;

•	Reliance on the selling party’s processes, data, supply chain management and reporting during the transition period following the completion of an acquisition;

•	Dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	Assumption of additional liabilities;

•	Incurrence of additional debt or a decline in available cash;

•	Adverse effects to our financial statements, such as the need to incur restructuring charges;

•	Liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition; and

•	Creation of goodwill or other intangible assets that could result in significant future amortization expense or impairment charges.

The failure to achieve the anticipated benefits of an acquisition may also result in impairment charges for goodwill and purchased intangible assets. For example, we have in the past discontinued certain products which were originally acquired through business acquisitions. Additional or realized risks of this nature could have a material adverse effect on our business, financial condition and results of operations.

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

In the past, there have been bankruptcies by our customers to whom we had extended open credit or provided lease financing arrangements, causing us to incur bad debt charges, and, in the case of financing arrangements, a loss of revenues. We may be subject to similar losses in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the recent turmoil in the credit markets makes it more difficult for customers to obtain open credit or lease financing, those customers’ ability to purchase our products could be adversely impacted, which in turn could have a material adverse impact on our financial condition and operating results.

The market price for our common stock has fluctuated significantly in the past and will likely continue to do so in the future.

The market price for our common stock has experienced substantial volatility in the past, and several factors could cause substantial fluctuation in the future. These factors include but are not limited to:

•	Fluctuations in our operating results compared to prior periods and forecasts;

•	Variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts;

•	Industry consolidation and the resulting perception of increased competition;

•	Economic developments in the storage and data management market as a whole;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Changes in analysts’ recommendations or projections;

•	Changes in our relationships with our suppliers, customers, channel and strategic partners;

•	Announcements of the completion or dissolution of strategic alliances within the industry;

•	Dilutive impacts of our convertible Notes and related warrants;

•	International conflicts and acts of terrorism;

•	Announcements of new products, applications, or product enhancements by us or our competitors;

•	Announcements related to planned or completed mergers or other acquisitions by us or our competitors;

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies; and

•	General market conditions, including recent global or regional economic uncertainties.

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

Due to the global nature of our business, risks inherent in our international operations could have a material adverse effect on our business.

Although a substantial portion of our business is located and conducted in the United States, a significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the United States. During fiscal 2011, our international revenues accounted for 49% of our total revenues. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the United States and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, general import/export restrictions, and regulations related to data privacy. For example, United States Government export restrictions impede our ability to sell our products to certain end users. The United States, through the Bureau of Industry Security, places restrictions on the export of certain encryption technology. These restrictions may include: the requirement to have a license to export the technology; the requirement to have software licenses approved before export is allowed; and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country. Our products are subject to various levels of export restrictions. These export restrictions could negatively impact our business. We are also subject to the potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by our internal policies and procedures, or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. There can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, financial condition or results of operations.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for United States federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. The Obama administration and Congress have announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our future unrepatriated earnings. Should such anti-deferral provisions be enacted, our effective tax rate could be adversely affected.

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

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and subsequently received a rebuttal from the IRS examination team in response to our protest. In April 2011, we executed a closing agreement with the IRS Appeals Office to close this examination. The Notices of Proposed Adjustments in this audit focused primarily on issues relating to the timing and the amount of income recognized, deductions taken and on the level of cost allocations made to foreign operations during the audit years. The settlement of our 2003-2004 IRS examination resulted in additional liability of $10.8 million, which is almost entirely offset by net operating loss carryforwards. As a result of the examination settlement, we have reduced our reserve for uncertain tax positions and recognized a net benefit of $21.1 million.

During fiscal year 2010, the IRS commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and in addition, the California Franchise Tax Board began the examination of our fiscal 2007 and 2008 California income tax returns. These audits are currently in progress.

On September 17, 2010, the Danish tax authorities issued a decision concluding that distributions declared in 2005 and 2006 from the Company’s Danish subsidiary, for which the Company has not paid or accrued any taxes, are subject to Danish at-source dividend withholding tax. The Company has appealed this assessment decision with the Danish National Tax Tribunal.

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

Our leverage and debt service obligations and note conversion may adversely affect our financial condition, results of operations and earnings per share.

As a result of the sale of our Notes, we have a greater amount of debt than we have maintained in the past. In addition, we have various synthetic lease arrangements related to some of our facilities at our corporate headquarters in Sunnyvale, California, and, subject to the restrictions in our existing and any future financing agreements, we may incur additional debt. Our maintenance of higher levels of indebtedness could have adverse consequences including:

•	Impacting our ability to satisfy our obligations;

•

Increasing the portion of our cash flows from operations that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

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

Any conversion of our Notes may cause dilution to our shareholders and to our earnings per share. If the price of our common stock exceeds the conversion price, initially $31.85 per share, the Notes will cause an increase in diluted share count and result in lower reported earnings per share. For at least 20 trading days during the 30 consecutive trading days ended March 31, 2011, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through June 30, 2011. Based on the trading price of our common stock on April 29, 2011, we had approximately 16 million shares of common stock potentially issuable on conversion of our Notes. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. For at least 20 trading days during the 30 consecutive trading days ended March 30, 2011, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through June 30, 2011. Upon conversion of any Notes, we will satisfy our obligation by delivering cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of April 29, 2011, eligible individuals under our stock option and restricted stock unit plans held options to purchase approximately 25 million shares of our common stock and a total of approximately 10 million restricted stock units, respectively. If all the outstanding options were exercised, the proceeds to the Company would average approximately $27 per share. We also had 14 million shares of our common stock reserved for issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

In addition, we have an Employee Stock Purchase Plan (ESPP) under which employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. As of April 29, 2011, we had approximately 4 million shares of our common stock available for issuance under the ESPP. The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

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

At April 29, 2011, we had $5.2 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, commercial paper, U.S. government agency bonds, corporate bonds, certificates of deposit, and money market funds. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

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

On occasion, we make strategic investments in other companies, including private equity funds, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control. As of April 29, 2011, we had an investment with the carrying value of $1.3 million in a private equity fund.

In the event of adverse conditions in the credit and capital markets, our investment portfolio may be impacted and we could determine that some or all of our investments have experienced an other-than-temporary decline in fair value, requiring impairment, which could adversely impact our financial position and operating results.

A significant portion of our cash and cash equivalents balances are held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations and strategic opportunities, and to service our debt, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.

A portion of our earnings which is generated from our international operations is held and invested by certain of our foreign subsidiaries. These amounts are not freely available for dividend repatriation to the United States without triggering significant adverse tax consequences. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign cash and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and operating results. We have invested substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our operating results could be harmed if our business does not grow proportionately to our increase in fixed costs.

We have various synthetic lease arrangements with BNP Paribas Leasing Corporation as lessor (BNPPLC) for our headquarters office buildings and land in Sunnyvale, California. These synthetic leases qualify for operating lease accounting treatment under the accounting guidance for leases and are not considered variable interest entities under applicable accounting guidance. Therefore, we do not include the properties or the associated debt on our consolidated balance sheets.

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. If the fair value of the properties declines below that guaranteed minimum residual value, our residual value guarantee would require us to pay the difference to BNPPLC. As of April 29, 2011, the estimated fair value of the properties was approximately $35.8 million below the guaranteed minimum residual value, which we are accruing over the remaining term of the respective leases. Any further decline in the fair value of the properties could adversely impact our cash flows, financial condition and operating results.

As a result of excess capacity in our Sunnyvale facilities, certain of our facilities subject to synthetic lease arrangements have been subleased or are vacant. These subleases will expire at various times through 2015 and some are at terms that do not generate sufficient sublease income to cover the carrying costs of these facilities. In addition, we may experience changes in our operations in the future that could result in additional excess capacity and vacant facilities. We will continue to be responsible for all carrying costs of these facilities under operating leases until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the operating lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Our failure to comply with the restrictive and financial covenants could result in a default under our synthetic lease arrangements, which would give the counterparties thereto the ability to exercise certain rights, including the right to accelerate the amounts owed thereunder and to terminate the arrangements. In addition, our failure to comply with these covenants and the acceleration of amounts owed under synthetic lease arrangements could result in a default under the Notes, which could permit the holders to accelerate the Notes. If all of our debt is accelerated, we may not have sufficient funds available to repay such debt.

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

All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high, based on this guarantee. However, liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $71.3 million. For each failed auction, the interest rate resets to a maximum rate defined for each security and the ARS continues to pay interest in accordance with its terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop or the final maturity of the individual securities.

As of April 29, 2011, we determined there was a total decline in the fair value of our ARS investments of approximately $6.2 million, of which we have recorded cumulative net temporary impairment charges of $4.1 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheets at April 29, 2011 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. We intend, and have the ability, to hold these investments until the market recovers.

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

Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves our reputation and the key aspects of our corporate culture, our business and operating results could be harmed.

Due to recent organic growth and acquisitions, we have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. Our headcount has grown from approximately 8,300 employees on April 30, 2010 to over 11,000 employees following the ESG acquisition in May 2011. We will incur significant expenditures and the allocation of valuable management resources to assimilate our additional human resources in a manner that preserves the key aspects of our corporate culture and enables us to maintain our reputation in the marketplace. If we do not effectively manage our growth and train, retain and manage our employee base, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

In addition, as our headcount increases, our costs will also increase. Our business will be harmed if our efforts to expand our organization and headcount are not accompanied by a corresponding increase in revenues.

If we are unable to establish fair value for any undelivered element of a sales arrangement, all or a portion of the revenues relating to the arrangement could be deferred to future periods.

In the course of our sales efforts, we often enter into multiple element arrangements that include software related elements consisting of non-essential software and undelivered software entitlements and maintenance. If we are required to change the pricing of our software-related elements through discounting, or otherwise introduce variability in the pricing of such elements, we may be unable to maintain Vendor Specific Objective Evidence of fair value of the undelivered elements of the arrangement, and would therefore be required to delay the recognition of all or a portion of the related arrangement. A delay in the recognition of revenues may cause fluctuations in our financial results and may adversely affect our operating margins.

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

The challenges involved with moving or outsourcing activities include executing business functions in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures. We are also subject to increased business continuity risks as we increase our reliance on outsource providers. For example, we may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the management and internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time-consuming and have a material adverse effect on our operating results. In addition, we may not achieve the expected benefits of our business process improvement initiatives.

We are currently implementing changes to our business information systems and processes and other IT initiatives. These initiatives involve a large investment of capital and resources and significant changes to our current operating processes. Failure to properly implement one or more of these initiatives, or an interruption in service or unavailability of our systems, could result in lost business and increased costs which could negatively impact our business, results of operations and cash flows.

We are subject to risks related to the provision of employee health care benefits and recent health care reform legislation.

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

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) was passed and signed into law. Among other things, the health reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

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

In addition, because of the structure of our incentive compensation plans, we may be at increased risk of losing employees and other service providers at certain points in time. For example, the retention value of our compensation plans decreases after the payment of bonuses or the vesting of stock options, employee stock purchase rights or other equity compensation. As a result, employees may be more likely to leave us during periods following such payments or the vesting of such rights. The loss of services of a significant number of our key employees during a short period of time could be disruptive to our product development and sales efforts and adversely impact our business relationships and operating results.

Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption caused by fire, floods, hurricanes, earthquakes, volcanoes, power loss, power shortages, environmental disasters, telecommunications or business information systems failures, break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

We may be a party to lawsuits and other claims in the normal course of our business from time to time, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

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

We have completed our evaluation of our internal controls over financial reporting for the fiscal year ended April 29, 2011 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that, as of April 29, 2011, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

On July 21, 2010, the President signed into law the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, as we continue to implement changes in response to this new law and its associated regulations, we expect to incur additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

If a data center or other third party who relies on our products experiences a disruption in service or a loss of data, such disruption or loss could be attributed to the quality of our products, thereby causing financial or reputational harm to our business.

Third-party vendors, including data centers, SaaS, cloud computing and Internet infrastructure and bandwidth providers rely on our products for their data storage needs. We exercise little control over how these third-party vendors use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products. A disruption in the services provided by these third-party vendors, or the loss of data stored by such vendors, could result in financial or reputational harm to our business to the extent that such disruption or loss is caused by, or perceived by our customers to have been caused by, defects in our products. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media sites.

Security and privacy breaches may expose us to liability, and our reputation and business could suffer.

We obtain and store sensitive data related to our employees, customers and partners, including intellectual property, books of record and personally identifiable information. It is critical to our business strategy that our infrastructure remains secure and is perceived by our employees, customers and partners to be secure. If our security measures are breached as a result of technical problems, third-party actions, employee error, or malfeasance, our reputation could be damaged and our business could suffer.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as the changes to revenue recognition standards that we recently adopted, the increased use of fair value measures, additional proposed changes to revenue recognition, lease accounting, financial instruments and other accounting standards, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS), could have a significant effect on our reported financial results or the way we conduct our business.

Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue, which may affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own approximately 1.1 million square feet of facilities at our Sunnyvale, California headquarters, of which we occupy approximately 0.9 million square feet. In addition, we have commitments related to various lease arrangements with BNP Paribas LLC (BNP) for approximately 0.6 million square feet of additional facilities, of which we occupy approximately 0.3 million square feet (as further described below under “Contractual Obligations” in Item 7 and Note 18 of the accompanying consolidated financial statements under Item 8). Our headquarters site supports corporate general administration, sales and marketing, research and development, global services, and operations.

We own approximately 0.6 million square feet of facilities in Research Triangle Park (RTP), North Carolina, of which we occupy approximately 0.5 million square feet. This site supports research and development, global services and sales and marketing.

In connection with the acquisition of ESG, which closed on May 6, 2011, we have acquired forty acres of land and a 0.3 million square foot facility in Wichita, Kansas. This site supports sales and marketing, research and development, and global services.

We lease and occupy approximately 0.3 million square feet of facilities in Bangalore, India. This site supports sales and marketing, research and development, and global services. We also own fifteen acres of land in Bangalore, India to be held for future development.

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

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011, and the hearing on these motions is scheduled for July 15, 2011.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the NASDAQ Global Select Market (and its predecessor, the Nasdaq National Market) on November 21, 1995, and is traded under the symbol “NTAP.” As of June 10, 2011 there were 753 holders of record of the common stock. The closing price for our common stock on June 10, 2011 was $49.01. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$44.03	$31.47	$23.56	$16.93
Second Quarter	53.25	37.58	29.50	21.55
Third Quarter	59.48	49.25	34.54	27.60
Fourth Quarter	60.60	45.70	36.17	29.83

The following graph shows a five-year comparison of cumulative total return on our common stock, the NASDAQ Composite Index and the S&P 500 Information Technology Index from April 30, 2006 through April 29, 2011. The past performance of our common stock is no indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NetApp, Inc., The NASDAQ Composite Index

And The S&P Information Technology Index

*	$100 invested on 4/30/06 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	4/06	4/07	4/08	4/09	4/10	4/11
NetApp, Inc.	100.00	100.38	65.28	49.37	93.53	140.57
NASDAQ Composite	100.00	111.24	107.01	75.98	109.83	129.57
S&P Information Technology	100.00	109.94	111.04	81.40	116.80	132.17

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Unregistered Securities Sold in Fiscal 2011

We did not sell any unregistered securities during fiscal 2011.

Issuer Purchases of Equity Securities

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of April 29, 2011, our Board of Directors had authorized the repurchase of up to $4,023.6 million of common stock under this program. We did not repurchase any common stock during the fiscal 2011. As of April 29, 2011, we had repurchased 104.3 million shares of our common stock at a weighted-average price of $28.06 per share for an aggregate purchase price of $2,927.4 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $1,096.3 million with no termination date.

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

	Fiscal Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009	April 25, 2008	April 27, 2007
	(In millions, except per-share amounts)
Net revenues(1)	$5,122.6	$3,931.4	$3,406.4	$3,303.2	$2,804.3
Total cost of revenue	1,793.9	1,412.2	1,416.5	1,289.8	1,099.8

Gross profit	3,328.7	2,519.2	1,989.9	2,013.4	1,704.5
Total operating expenses	2,504.4	2,030.8	1,942.7	1,699.8	1,403.3

Income from operations	824.3	488.4	47.2	313.6	301.2

Net income(1)	$673.1	$400.4	$64.6	$309.7	$297.7

Net income per share, basic	$1.87	$1.18	$0.20	$0.88	$0.80

Net income per share, diluted	$1.71	$1.13	$0.19	$0.86	$0.77

Shares used in basic net income per share calculation	360.9	339.6	330.3	351.7	371.2

Shares used in diluted net income per share calculation	393.7	353.2	334.6	361.1	388.5

	April 29, 2011	April 30, 2010	April 24, 2009	April 25, 2008	April 27, 2007
	(In millions)
Cash, cash equivalents and short-term investments	$5,174.7	$3,724.0	$2,604.3	$1,164.4	$1,308.8
Working capital	2,992.4	2,626.1	1,759.5	653.3	1,053.3
Total assets	8,498.8	6,494.4	5,384.4	4,071.0	3,658.5
Short-term debt(2)	1,150.4	—	—	—	85.1
Long-term debt and other	192.9	1,273.4	1,219.3	318.7	9.5
Total stockholders’ equity	3,730.2	2,530.5	1,784.2	1,700.3	1,989.0

(1)	In fiscal 2011, we adopted new accounting standards related to revenue recognition. Net revenues and net income were higher by $129.2 million and $53.0 million, respectively, as a result of adoption of these new standards. Net revenues for fiscal 2009 included a GSA settlement of $128.7 million.
(2)	Based upon the closing price of our common stock for the prescribed measurement period in fiscal 2011, the contingent conversion threshold of the 1.75% Convertible Senior Notes due 2013 (the Notes) was exceeded as of April 29, 2011. As a result, the Notes are convertible at the option of the holder through June 30, 2011. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from stockholders’ equity to temporary equity the portion of the Notes attributable to the conversion feature which had not yet been accreted to its face value and the Notes have been classified as a current liability. For the holders to be able to continue to convert the Notes, our closing stock price must exceed $41.41 for 20 out of the last 30 trading days of each future calendar quarter. If this threshold is not met, the Notes will be reclassified to long-term debt and the remaining portion of the Notes attributable to the conversion feature not yet accreted to its face value will be reclassified back to equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Revenues for fiscal 2011 were $5.1 billion, up $1.2 billion, or 30%, from fiscal 2010. The improved revenue performance in fiscal 2011 was predominantly the result of strong demand for our storage efficiency and data management solutions including the new products launched in November 2010. Additionally, net revenues for fiscal 2011 include a favorable impact of $129.2 million from the adoption of new accounting standards related to revenue recognition. Revenues for fiscal 2010 were $3.9 billion, up $0.5 billion, or 15%, from fiscal 2009. Improved revenue performance in fiscal 2010 was the result of improvements in product, software entitlements and maintenance (SEM) and service revenues. Revenues in fiscal 2009 were negatively impacted by a $128.7 million settlement with the General Services Administration (GSA). The dispute related to our discounting practices and compliance with the price reduction provisions of GSA contracts between August 1997 and February 2005.

Gross profit as a percentage of net revenues increased during fiscal 2011 primarily as a result of higher product and service revenues at improved margins. The gross profit margin percentage increased during fiscal 2010 due largely to reductions in product materials cost, partially offset by a decrease in the overall average selling prices of our products, as well as an increase in our SEM and services revenues mix relative to product revenues. In addition, our gross profit margin percentage in fiscal 2009 was negatively impacted by the GSA settlement.

Operating expenses, excluding restructuring and other charges and acquisition related (income) expense, net, for fiscal 2011 totaled $2.5 billion, up 21% from fiscal 2010. The increase is primarily due to a 17% increase in average headcount in fiscal 2011 and higher levels of incentive compensation and commission expense due to higher revenues and operating profits. Salary and related expenses during fiscal 2011 were favorably impacted by having 52 weeks in fiscal 2011 compared to 53 weeks in fiscal 2010. During fiscal 2010, operating expenses, excluding restructuring and other charges and acquisition related (income) expense, net, totaled $2.1 billion, up 10% from fiscal 2009 and reflected the impact of an increase in incentive compensation and commissions expense related to our stronger sales and operating profit performance, as well as having 53 weeks in fiscal 2010 compared to 52 weeks in fiscal 2009.

During fiscal 2010, we entered into a merger agreement with Data Domain, Inc., which was subsequently terminated on July 8, 2009. In accordance with the agreement, we received a $57.0 million termination fee, which, when netted against $15.9 million of incremental third-party costs we incurred relating to the terminated merger transaction, resulted in net proceeds of $41.1 million.

Subsequent Event

On May 6, 2011, we completed the acquisition of certain assets and liabilities related to the Engenio external storage systems business (ESG) of LSI Corporation (LSI). We paid LSI $480 million in cash and assumed certain assets and liabilities related to ESG. This acquisition will enable us to further expand our OEM channel, and address emerging and fast-growing segments of the storage market such as video, including full-motion video capture and digital video surveillance, as well as high-performance computing applications, such as genomics sequencing and scientific research.

The transaction is expected to materially impact our results of operations in fiscal 2012 and beyond. We expect fiscal 2012 ESG product revenues to consist primarily of revenues from sales to their existing OEMs, with new business developing slowly over the course of the year. The fiscal 2012 consolidated product gross margin percentage is expected to decrease compared to fiscal 2011, reflecting the impact on our existing business of the lower gross margin ESG OEM revenues.

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

We believe the accounting policies described below are those that most frequently require us to make estimates and judgments and therefore are critical to the understanding of our results of operations.

Revenue Recognition, Reserves and Allowances

Revenue Recognition — We recognize revenue when:

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

•

Collection is reasonably assured: If there is considerable doubt surrounding the credit worthiness of a customer at the outset of an arrangement, the associated revenue is deferred and recognized upon cash receipt.

Our multiple element arrangements include our systems and one or more of the following undelivered elements: SEM and premium hardware maintenance. Our SEM entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenues from SEM and premium hardware maintenance services are recognized ratably over the contractual term, generally from one to five years. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. We also sell professional services either on a time and materials basis or under fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized in the period the services are delivered.

In October 2009, the FASB amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition guidance. Concurrently, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•

provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

•

require an entity to allocate revenue in an arrangement that has separate units of accounting using best estimated selling prices (BESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of fair value or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method to the separate units of accounting.

We elected to early adopt these standards in the fourth quarter of fiscal 2011, and the standards were applied retrospectively from the beginning of fiscal 2011 for new and materially modified revenue arrangements originating after April 30, 2010.

The majority of our products are hardware systems containing software components that function together to provide the essential functionality of the product. Therefore, our hardware systems and software components essential to the functionality of the hardware systems are considered non-software deliverables and therefore are not subject to industry-specific software revenue recognition guidance.

Our product revenue also includes revenue from the sale of non-essential software products. Non-essential software products may operate on our hardware systems, but are not considered essential to the functionality of the hardware. Non-essential software sales generally include a perpetual license to our software. Non-essential software sales continue to be subject to the industry-specific software revenue recognition guidance. For arrangements within the scope of the new guidance, a deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer negotiated refunds or return rights for the delivered elements.

For transactions entered into or materially modified after April 30, 2010, we recognize revenue in accordance with the new accounting standards when applicable. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the new standards. The revenue for these multiple element arrangements is allocated to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement using the selling price hierarchy set forth in the new standards.

For our non-software deliverables, we recognize revenue based on the new standards and allocate the arrangement consideration based on the relative selling price of the deliverables. For our non-software deliverables, we use BESP as our selling price. For our software entitlements and support services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our software entitlements and support services, we use BESP in our allocation of arrangement consideration.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for an element fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range. In addition, we consider major service type, customer classifications, and other variables in determining VSOE.

When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for our products or services.

When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, historical pricing practices, customer classes and distribution channels. In determining BESP, we require that the majority of the selling prices fall within a reasonable pricing range, generally evidenced by a majority of such historical transactions falling within a reasonable range.

We regularly review VSOE, TPE, and BESP and maintain internal controls over the establishment and updates of these estimates.

For sales of software deliverables after April 30, 2010 and for all transactions entered into prior to the first quarter of fiscal year 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a multiple element arrangement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is SEM and/or service. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or when fair value can be established. In instances where the only undelivered element without fair value is SEM, the entire arrangement is recognized ratably over the maintenance period.

Net revenues and net income for the year ended April 29, 2011 were higher by $129.2 million and $53.0 million, respectively, as a result of adoption of the new revenue recognition accounting standards. We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified sales transactions in any given period. In terms of the timing and pattern of revenue recognition, we expect that these new accounting standards will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the related accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate products and services (for which we have not established VSOE) into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP.

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

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of our current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of our allowance for doubtful accounts estimate by reviewing past collectability and adjusting it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses. Our allowance for doubtful accounts as of April 29, 2011 was $0.5 million, compared to $1.6 million as of April 30, 2010. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation and Purchase Order Accruals

Inventories are stated at the lower of cost or market (which approximates actual cost on a first-in, first-out basis). We perform an excess and obsolete analysis of our inventory based upon assumptions about future demand and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we strive for accuracy in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory commitments and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross profits in the period when the written-down inventory is sold. Historically, our inventory valuation adjustments have been sufficient to cover any excess and obsolete exposure and have not required material adjustments in subsequent periods.

In the normal course of business we make commitments to our third party contract manufacturers to manage lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased commitments when we believe it is probable that the components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

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

Business Combinations

We allocate the purchase price of acquired companies to identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets which typically comprise acquired technology, trademarks and tradenames, customer contracts and relationships and covenants not to compete.

The valuation of purchased intangible assets is principally based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation.

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

We perform an annual review of the valuation of goodwill in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management judgment. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required, which would adversely affect our operating results. In fiscal 2011, we performed such evaluation and determined the fair value substantially exceeded the carrying value and therefore, found no impairment of goodwill.

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

We actively review current investment ratings, company specific events, and general economic conditions in managing our investments and determining whether there is a significant decline in fair value that is other-than-temporary. As of April 29, 2011 and April 30, 2010, our short-term and long-term investments in marketable securities have been classified as “available-for-sale” and are carried at fair value. Available-for-sale investments with original maturities of greater than three months at the date of purchases are classified as short-term investments as these investments generally consist of marketable securities that are intended to be available to meet current cash requirements. Currently, all marketable securities held by us are classified as available-for-sale and our entire ARS portfolio is classified as long-term investments.

Our ARS portfolio consists of securities with long-term nominal maturities which, in accordance with investment policy guidelines, had credit ratings of AAA and Aaa at the time of purchase. During fiscal 2008, we reclassified all of our investments in ARS from short-term investments to long-term investments as we believed our ability to liquidate these investments in the next twelve months was uncertain. Based on an analysis of the fair value and marketability of these investments, we recorded cumulative temporary impairment charges of approximately $4.5 million and $3.3 million during fiscal 2011 and 2010, respectively, partially offset by $0.4 million and $0.7 million, respectively, in unrealized gains within other comprehensive income (loss). During fiscal 2009, we recorded cumulative temporary impairment charges of approximately $7.0 million, partially offset by $0.3 million in unrealized gains within other comprehensive income (loss). In addition, during fiscal 2009, we recorded an other-than-temporary impairment charge of $2.1 million due to a significant decline in the estimated fair values of certain of our ARS related to credit quality risk and rating downgrades.

The valuation models used to estimate the fair value of our ARS include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, or applying different judgments to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our ARS could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional temporary impairment related to our auction rate securities portfolio. We will continue to monitor the fair value of our ARS and relevant market conditions and will record additional temporary or other-than-temporary impairments if future circumstances warrant such charges.

As a result of the bankruptcy filing of Lehman Brothers, which occurred during fiscal 2009, we recorded an other-than-temporary impairment charge of $11.8 million on our corporate bonds related to investments in Lehman Brothers securities and approximately $9.3 million on our investments in the Primary Fund that held Lehman Brothers investments. During fiscal 2010, we sold our remaining holdings of Lehman Brothers bonds and the Primary Fund made multiple distributions of its assets to its investors, and as of April 30, 2010, we recovered our recorded investment, with the exception of $0.2 million, for which we recognized an additional loss. As of April 30, 2010, we no longer had any direct or indirect investments related to Lehman Brothers and have recognized all related losses in our statements of operations.

During fiscal 2011, 2010 and 2009, recognized gains and losses on available-for-sale investments were not material. Management determines the appropriate classification of investments at the time of purchase and reevaluates the classification at each reporting date. The fair value of our marketable securities, including those included in cash equivalents and long-term investments, was $4,043.6 million and $3,619.2 million as of April 29, 2011 and April 30, 2010, respectively.

To determine the fair value of nonmarketable investments, we use the most recent information available to us, including new financings or estimates of current fair value, as well as traditional valuation techniques. It is our policy to review the fair value of these investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. In the case of privately-held companies, this evaluation is based on information that we request from these companies. If we believe the carrying value of an investment is in excess of fair value, and this difference is other-than-temporary, it is our policy to write down the investment to fair value. The carrying value of our investments in privately-held companies was $1.3 million and $1.4 million as of April 29, 2011 and April 30, 2010, respectively. During fiscal 2011 and 2010, we recorded $0.1 million of net impairment charges and $3.4 million of realized gains in our consolidated statements of operations, respectively, for our investments in privately-held companies, and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of these assets to be other-than-temporary.

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

We have provided a valuation allowance of $45.5 million as of April 29, 2011, compared to $28.3 million as of April 30, 2010 and $28.0 million as of April 24, 2009, on certain of our deferred tax assets. The change in valuation allowance in fiscal 2011 was primarily related to the realizability of state credit carryforwards as a result of the expected application of the California single sales factor apportionment election. The change in valuation allowance in fiscal 2010 was primarily related to changes in blended state tax rates. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards are $414.2 million as of April 29, 2011.

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

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Revenues:
Product	65.7%	60.6%	63.2%
Software entitlements and maintenance	14.1	17.3	18.2
Service	20.2	22.1	22.4
GSA settlement	—	—	(3.8)

Net revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	26.2	24.8	29.6
Cost of software entitlements and maintenance	0.3	0.3	0.3
Cost of service	8.5	10.8	11.7

Gross profit	65.0	64.1	58.4

Operating expenses:
Sales and marketing	31.2	32.9	34.8
Research and development	12.7	13.6	14.6
General and administrative	4.9	6.1	6.0
Restructuring and other charges	—	0.1	1.6
Acquisition related (income) expense, net	0.1	(1.0)	—

Total operating expenses	48.9	51.7	57.0

Income from operations	16.1	12.4	1.4
Other expense, net:
Interest income	0.8	0.9	1.7
Interest expense	(1.5)	(1.9)	(1.9)
Other income (expense), net	0.1	—	(1.0)

Total other expense, net	(0.6)	(1.0)	(1.2)

Income before income taxes	15.5	11.4	0.2
Provision for (benefit from) income taxes	2.4	1.2	(1.7)

Net income	13.1%	10.2%	1.9%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for fiscal 2011, 2010 and 2009 were as follows (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Net revenues	$5,122.6	$3,931.4	30%	$3,406.4	15%

Net revenues increased by $1.2 billion, or 30%, in fiscal 2011 compared to fiscal 2010 and by $525.0 million, or 15%, in fiscal 2010 compared to fiscal 2009. The increase in our net revenues for fiscal 2011 was primarily due to an increase in product revenues, which comprised 66% of net revenues in fiscal 2011 compared to 61% in fiscal 2010. Additionally, net revenues for fiscal 2011 include a favorable impact of $129.2 million from the adoption of new accounting standards related to revenue recognition. The increase in net revenues in fiscal 2010 was also primarily related to an increase in product revenues. Net revenues for fiscal 2009 were negatively impacted by the $128.7 million GSA settlement.

Sales through our indirect channels represented 73%, 69% and 69% of net revenues for fiscal 2011, 2010 and 2009, respectively. The indirect channel mix for 2009 would have been 3% lower if not for the impact of the GSA settlement.

The following table sets forth sales to customers, who are distributors, who accounted for 10% or more of net revenues (in millions, except percentages):

	Year Ended
	April 29, 2011	% of Net Revenues	April 30, 2010	% of Net Revenues	April 24, 2009	% of Net Revenues
Arrow Electronics, Inc.	$903.0	18%	$550.7	14%	$360.3	11%
Avnet, Inc.	639.0	12%	444.0	11%	356.4	10%

Product Revenues (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Product revenues	$3,367.1	$2,381.1	41%	$2,152.7	11%

Product revenues increased by $986.0 million, or 41%, in fiscal 2011 compared to fiscal 2010, and increased by $228.4 million, or 11%, in fiscal 2010 compared to fiscal 2009. Product revenues for fiscal 2011 include a 4% favorable impact from the adoption of new accounting standards related to revenue recognition. Product revenues consist of configured systems, which are comprised of bundled hardware and software products, as well as add-on hardware and software and other products. Configured systems unit volume increased by 46% in fiscal 2011 compared to fiscal 2010, with increases between 40% and 50% in large, medium-sized and smaller systems, and increased 19% in fiscal 2010 compared to fiscal 2009, with the largest increase in smaller systems. Total configured system revenues increased by $690.3 million in fiscal 2011, compared to fiscal 2010, with the largest increase in medium-sized systems. Total configured system revenues increased by $139.9 million in fiscal 2010, compared to fiscal 2009, with the largest increase in medium-sized systems.

During fiscal 2011, large, medium-sized and smaller systems generated approximately 22%, 57% and 21% of configured systems revenues, respectively, compared to approximately 23%, 56% and 21%, respectively in fiscal 2010 and approximately 24%, 55% and 21%, respectively in fiscal 2009. Overall average selling prices (ASPs) decreased in fiscal 2011 compared to fiscal 2010 due primarily to lower ASPs per unit in large-sized systems as manufacturing cost reductions were passed along to customers as price reductions. ASPs declined in fiscal 2010 compared to fiscal 2009 due primarily to a shift in mix towards smaller systems, as well as lower ASPs per unit in medium-sized and smaller systems.

In addition, our net add-on hardware, software and other product revenues accounted for a $295.7 million increase in fiscal 2011 compared to fiscal 2010, primarily due to customers increasing the capacity and/or functionality of their storage systems. Our net add-on hardware, software and other product revenues accounted for an $88.5 million increase in fiscal 2010 compared to fiscal 2009, primarily due to customers increasing the capacity of their storage systems.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This wide variation in customer configurations can significantly impact revenues, cost of revenues, and gross profit performance. Price changes, foreign currency, unit volumes, customer mix and product configuration can also impact revenues, cost of revenues and gross profit performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year, and we pass along those price decreases to our customers while working to maintain relatively constant profit margins on our disk drives. As our sales price per terabyte continues to decline, improved system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Software entitlements and maintenance revenues	$720.6	$679.8	6%	$618.3	10%

SEM revenues increased by $40.8 million, or 6%, in fiscal 2011 compared to fiscal 2010 and increased $61.5 million, or 10%, in fiscal 2010 compared to fiscal 2009. These increases were the result of an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Adoption of new accounting standards related to revenue recognition did not have a significant impact on SEM revenues.

Service Revenues (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Service revenues	$1,034.9	$870.5	19%	$764.1	14%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $164.4 million, or 19%, in fiscal 2011, compared to fiscal 2010 and by $106.4 million, or 14%, in fiscal 2010, compared to fiscal 2009. Adoption of new accounting standards related to revenue recognition did not have a significant impact on service revenues.

Hardware maintenance contract revenues increased 23% in fiscal 2011 compared to fiscal 2010 and increased 20% in fiscal 2010 compared to fiscal 2009, as a result of an increase in the installed base under service contracts. Professional services and educational and training services revenues increased 11% for fiscal 2011, compared to fiscal 2010 and increased 4% for fiscal 2010, compared to fiscal 2009.

GSA settlement (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
GSA settlement	$—	$—	NM	$(128.7)	(100)%

NM — Not meaningful.

During fiscal 2009 we recorded $128.7 million as a reduction of revenues for the GSA settlement.

Revenues by Geographic Area (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Americas (United States, Canada and Latin America)	$2,899.0	$2,208.1	31%	$1,805.2	22%
Europe, Middle East and Africa (EMEA)	1,719.1	1,329.1	29%	1,213.3	10%
Asia Pacific and Japan (APAC)	504.5	394.2	28%	387.9	2%

Net revenues	$5,122.6	$3,931.4		$3,406.4

Sales to the United States accounted for 89%, 89% and 90% of Americas’ revenues in fiscal 2011, 2010 and 2009, respectively. Revenues from the Americas geographic area increased $690.9 million in fiscal 2011 compared to fiscal 2010. Revenues from the Americas geographic area increased by $402.9 million in fiscal 2010 compared to fiscal 2009, due to an increase in gross revenues of $531.6 million and the negative impact in fiscal 2009 of the $128.7 million GSA settlement. Sales to Germany accounted for 12%, 11% and 11% of net revenues in fiscal 2011, 2010 and 2009, respectively. No other single foreign country accounted for ten percent or more of net revenues in any of the years presented.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping of our storage systems, amortization of purchased intangible assets, inventory write-downs, and warranty costs; (2) cost of SEM, which includes the costs of providing SEM and third party royalty costs, and (3) cost of service revenues, which reflects costs associated with providing support activities for hardware, global support partnership programs, professional services and educational and training services. Cost of revenues also reflect the adoption of the new accounting standards related to revenue recognition.

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

Cost of Product Revenues (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Cost of product revenues	$1,342.0	$976.4	37%	$1,007.6	(3)%

Cost of product revenues increased by $365.6 million, or 37%, in fiscal 2011 compared to fiscal 2010 and decreased by $31.2 million, or 3%, in fiscal 2010 compared to fiscal 2009. The changes were comprised of the following elements (in percentage points of the total change):

	Year Ended Fiscal 2010 to Fiscal 2011 Percentage Change Points	Year Ended Fiscal 2009 to Fiscal 2010 Percentage Change Points
Materials costs	34	1
Excess and obsolete inventory	—	(2)
Warranty	1	(1)
Manufacturing overhead	1	—
Other	1	(1)

Total change	37	(3)

In fiscal 2011, the increase in materials cost is primarily due to the 46% increase in configured systems unit volume, and includes the impact from adoption of the new accounting standards related to revenue recognition. Average materials costs per unit in fiscal 2011 did not significantly change from fiscal 2010. Our fiscal 2011 cost of product revenues includes:

(i)	an increase of $222.7 million in material costs related to increased volumes in configured systems;

(ii)	an increase of $15.8 million in warranty expenses; and

(iii)	an increase of $127.1 million in costs of hardware add-ons and other product costs.

In fiscal 2010, the decrease in materials cost reflects a decrease in unit costs in our medium-sized and smaller systems, partially offset by an increase of in high-end systems unit cost. Average materials costs per unit were favorably impacted by lower average per unit materials costs in our medium-sized and smaller systems due to favorable materials pricing in fiscal 2010, partially offset by an increase in average per unit materials costs in our high-end systems. Our fiscal 2010 cost of product revenues includes:

(i)	a decrease of $9.9 million in material costs, despite an increase in total units shipped;

(ii)	a decrease of $11.3 million in warranty expenses; and

(iii)	a decrease of $8.6 million in inventory valuation charges.

Cost of product revenues represented 40% of product revenue for 2011 compared to 41% for 2010, and 47% for 2009. The overall reduction of costs as a percentage of revenues for both fiscal 2011 and 2010 was the result of reductions in materials cost per unit outpacing sales price reductions.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Cost of software entitlements and maintenance revenues	$15.7	$12.3	28%	$9.2	34%

Cost of SEM revenues increased by $3.4 million, or 28% in fiscal 2011 compared to fiscal 2010 and increased $3.1 million, or 34%, in fiscal 2010 compared to fiscal 2009 primarily due to an increase in software related service support costs. Cost of SEM revenues represented 2% of SEM revenues for each of fiscal 2011, 2010 and 2009, respectively.

Cost of Service Revenues (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Cost of service revenues	$436.2	$423.5	3%	$399.7	6%

Cost of service revenues increased by $12.7 million, or 3%, in fiscal 2011 compared to fiscal 2010 primarily due to an increase in service and support purchased from third parties, as well as an increase in logistics costs, and increased by $23.8 million, or 6%, in fiscal 2010 compared to fiscal 2009 due to increased commissions and incentive compensation plan expenses, as well as an increase in service and support purchased from third parties. Costs represented 42%, 49% and 52%, respectively, of service revenues for fiscal 2011, 2010 and 2009. The decrease in service cost of revenues as a percentage of service revenue in fiscal 2011 compared to fiscal 2010, and fiscal 2010 compared to fiscal 2009 was primarily due to improved productivity.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries and related benefits, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased approximately $202.3 million, or 18%, during fiscal 2011 compared to fiscal 2010, primarily due to:

(i) an increase in salaries, benefits and other compensation related costs due to an increase in average headcount, primarily in sales, marketing and engineering functions, of $169.9 million;

(ii) an increase in incentive compensation expense reflecting stronger operating performance and increased headcount of $16.7 million; and

(iii) an increase in stock based compensation of $15.7 million.

In addition, sales and marketing expenses reflected an increase in commissions expense of $30.2 million during fiscal 2011, reflecting stronger sales performance compared to fiscal 2010.

Compensation costs included in operating expenses increased approximately $108.6 million, or 11%, during fiscal 2010 compared to fiscal 2009, primarily due to:

(i) a $75.6 million increase in employee incentive compensation due to stronger operating profit performance;

(ii) a $16.4 million increase in stock based compensation; and

(iii) a $16.5 million increase in salaries, benefits and other compensation related costs.

In addition, sales and marketing expenses reflected an increase in commissions expense of $60.7 million during fiscal 2010, reflecting stronger sales performance compared to fiscal 2009.

Sales and Marketing (in millions, except percentages) —

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Sales and marketing expenses	$1,597.0	$1,293.7	23%	$1,186.1	9%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense, and travel and entertainment expense. In addition, during fiscal 2009, we recorded a $9.4 million loss on impairment of a sales force automation tool. Sales and marketing expenses increased due to the following:

	Year Ended Fiscal 2010 to Fiscal 2011 Percentage Change Points	Year Ended Fiscal 2009 to Fiscal 2010 Percentage Change Points
Salaries	6	—
Incentive plan compensation	1	3
Stock based compensation	1	1
Other compensation and benefit costs	3	1
Commissions	2	5
Outside services	5	—
Advertising and marketing promotional expense	1	(1)
Travel and entertainment expense	1	(1)
Facilities and IT support costs	2	1
Asset impairment	—	(1)
Other	1	1

Total change	23	9

The increase in salaries and related expenses in fiscal 2011 reflects an increase in average sales and marketing headcount of 20%, compared to the prior year. Outside services increased to support sales and marketing initiatives.

Research and Development (in millions, except percentages) —

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Research and development expenses	$648.6	$535.7	21%	$498.5	7%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software related costs, prototypes, non-recurring engineering, or (NRE) charges and other outside services costs. Research and development expenses increased due to the following:

	Year Ended Fiscal 2010 to Fiscal 2011 Percentage Change Points	Year Ended Fiscal 2009 to Fiscal 2010 Percentage Change Points
Salaries	8	(1)
Incentive plan compensation	1	6
Stock based compensation	1	—
Other compensation and benefit costs	2	—
Travel and entertainment expense	1	—
Facilities and IT support costs	4	2
NRE charges	(1)	1
Outside services	1	—
Equipment and software related costs	1	—
Other	3	(1)

Total change	21	7

The fiscal 2011 increase in salaries and related expenses reflects a 28% increase in average engineering headcount compared to fiscal 2010.

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

General and Administrative (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
General and administrative expenses	$251.3	$238.8	5%	$203.7	17%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT costs. General and administrative expenses increased due to the following:

	Year Ended Fiscal 2010 to Fiscal 2011 Percentage Change Points	Year Ended Fiscal 2009 to Fiscal 2010 Percentage Change Points
Salaries	3	1
Incentive plan compensation	1	8
Stock based compensation	1	4
Other compensation and benefit costs	(1)	3
Professional and corporate legal fees	(5)	(1)
Outside services	3	—
IT costs	1	1
Other	2	1

Total change	5	17

The fiscal 2011 increase in salaries and related expenses reflects a 10% increase in average general and administrative headcount compared to fiscal 2010. The increase in outside services in fiscal 2011 reflects additional spending on contractors. Partially offsetting the increase in general and administrative expense was a decrease in legal fees due to the resolution of the Sun Microsystems litigation in fiscal 2011.

Restructuring and Other Charges (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Restructuring and other charges	$1.8	$2.5	(28)%	$54.4	(95)%

In the fourth quarter of 2011, we incurred severance-related restructuring charges of $2.4 million relating to the acquisition of Akorri Networks, Inc. (Akorri), that were partially offset by a reversal of $0.6 million related to our fiscal 2009 restructuring plans.

In fiscal 2010, we incurred $2.5 million related to both our fiscal 2009 restructuring plans and our fiscal 2002 restructuring plan.

In fiscal 2009, we announced our fiscal 2009 restructuring plans that resulted in restructuring charges totaling $54.4 million.

Fiscal 2009 Restructuring Plans — In February 2009, we announced our decision to execute a worldwide restructuring program, which included a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities. In December 2008, we announced our decision to cease the development and availability of our SnapMirror® for Open Systems product, which was originally acquired through our acquisition of Topio in fiscal 2007. As part of this decision, we also announced the closure of our engineering facility in Haifa, Israel. As of April 29, 2011, we had no further facilities-related lease payment reserves related to these activities.

Fiscal 2002 Restructuring Plan — As of April 29, 2011, we have no material balances remaining in facility restructuring reserves established as part of a restructuring plan in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease income.

See Note 7 of the accompanying consolidated financial statements for more information.

Acquisition Related (Income) Expense, Net (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Acquisition related (income) expense, net	$5.7	$(39.9)	NM	$—	NM

NM — Not meaningful.

During fiscal 2011, we incurred $5.7 million of costs including due diligence, legal and other one-time integration charges associated with our acquisitions of Bycast Inc. (Bycast), Akorri and ESG.

On May 20, 2009, we announced that we had entered into a merger agreement with Data Domain, Inc. (Data Domain) under which we would acquire Data Domain in a stock and cash transaction. On July 8, 2009, Data Domain’s Board of Directors terminated the merger agreement and pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in net proceeds of $41.1 million recorded in the consolidated statements of operations during fiscal 2010. During fiscal 2010, we paid $1.2 million of acquisition related expenses related to the acquisition of Bycast.

See Notes 6 and 20 of the accompanying financial statements for more information.

Other Income and Expense

Interest Income (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Interest income	$39.9	$31.2	28%	$57.6	(46)%

The increase in interest income for fiscal 2011 compared to fiscal 2010 was primarily due to higher levels of cash equivalent and investment balances in fiscal 2011. The decrease in interest income for fiscal 2010 compared to fiscal 2009, was primarily due to lower market yields on our cash and investment portfolio.

Interest Expense (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Interest expense	$(75.9)	$(74.1)	2%	$(63.4)	17%

Interest expense was relatively flat for fiscal 2011 compared to fiscal 2010. Interest expense increased $10.7 million for fiscal 2010 compared to fiscal 2009, primarily due to interest expense on our 1.75% Notes, issued on June 10, 2008, which were outstanding for the full year ended April 30, 2010, but only for a partial period in the prior year.

During fiscal 2011, 2010 and 2009, we recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our Notes of approximately $53.1 million, $50.8 million and $41.0 million, respectively. The coupon interest expense related to the Notes was $22.1 million, $22.5 million and $19.4 million for fiscal 2011, 2010 and 2009, respectively.

Other Income (Expense), Net (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Realized gain on investments, net	$3.5	$3.9	(10)%	$—	NM
Impairment of investments	—	—	—	(29.5)	(100)%
Other expenses, net	2.3	(2.4)	NM	(3.6)	(33)%

Other income (expense), net	$5.8	$1.5	287%	$(33.1)	NM

NM — Not meaningful

Other income (expense), net in fiscal 2011 included $3.5 million of net gains on investments, consisting primarily of a $2.5 million distribution from our investment in the Primary Fund and gains on investments in privately held companies. Other expenses, net included $3.0 million in other income, partially offset by $0.7 million in net losses on foreign currency transactions and related hedging activities.

Other income (expense), net in fiscal 2010 included $3.9 million of net gains on investments, consisting primarily of a gain on investments in privately held companies of $3.7 million and $1.0 million net gain on our investment in the Primary Fund and Lehman Brothers securities, offset by net losses on other investments of $0.8 million. Other expenses included $5.3 million in net losses on foreign currency transactions and related hedging activities, partially offset by other income of $2.9 million.

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

Provision for (Benefit from) Income Taxes (in millions, except percentages):

	Year Ended
	April 29, 2011	April 30, 2010	% Change	April 24, 2009	% Change
Provision for (benefit from) income taxes	$121.0	$46.6	160%	$(56.3)	NM

NM — Not meaningful.

Our effective tax rate for fiscal 2011 was 15.2%, compared to an effective tax rate of 10.4% for fiscal 2010, and an effective tax benefit of 681.5% for fiscal 2009. Our effective tax rate reflects our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rate for both fiscal 2011 and fiscal 2010 was favorably impacted by the geographic mix of profits. The tax benefit rate for fiscal 2009 reflected losses generated in the U.S. during that period that were partially offset by profits generated in foreign tax jurisdictions where the tax rates were below the U.S. statutory rate.

The effective tax rate of 15.2% in fiscal 2011 included a benefit of $146.9 million, or 18.5 percentage points, related to foreign income tax rates that are lower than the U.S. federal statutory rate of 35%, a benefit of $17.8 million, or 2.2 percentage points, related to research and development tax credits, a benefit of $1.3 million, or 0.2 percentage points, related to stock-based compensation and an IRS audit settlement of $21.1 million, or 2.7 percentage points, partially offset by the unfavorable impact of $31.1 million, or 3.9 percentage points, related to state income taxes.

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

The effective tax benefit of 681.5% for fiscal 2009 included the benefit of $51.0 million related to foreign income tax rates that are lower than the U.S. federal statutory rate of 35%, a benefit of $9.2 million related to research and development tax credits, a benefit of $7.9 million related to state income taxes, partially offset by the unfavorable impact of $10.2 million related to stock-based compensation.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 29, 2011.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of April 29, 2011 consisted of approximately $5.2 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following:

	April 29, 2011	April 30, 2010
Cash and cash equivalents	$2,757.3	$1,705.0
Short-term investments	2,417.4	2,019.0

Total cash, cash equivalents and short-term investments	$5,174.7	$3,724.0

As of April 29, 2011, $3.0 billion of cash, cash equivalents and short-term investments were held in the United States, while $2.2 billion were held in foreign countries. Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. As of April 29, 2011, we have not provided for U.S. federal and state income taxes on approximately $872.1 million of undistributed earnings of our foreign subsidiaries, as such earnings are considered indefinitely reinvested outside the United States. If we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards. However, our intent is to keep these funds permanently reinvested outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are to fund the $480 million purchase price of our fiscal 2012 acquisition of certain assets related to ESG, meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and to service our debt and synthetic leases. Our contractual obligations as of April 29, 2011 are summarized below in the Contractual Obligations tables.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies, including ESG and conversions of our Notes by holders. Based on our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, interest payments on our Notes and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to further curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

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

Capital Expenditure Requirements

Our capital expenditures were $222.7 million during fiscal 2011. We anticipate capital expenditures for fiscal 2012 to be between $250.0 million and $300.0 million. We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed.

Acquisition Related Requirements

On May 6, 2011, we completed the acquisition of certain assets related to the ESG business. We paid LSI $480 million in cash and also assumed certain assets and liabilities related to ESG. As of April 29, 2011, we had incurred approximately $4.8 million in acquisition and one-time integration related expenses for ESG which are included in acquisition related (income) expense, net, in our consolidated statements of operations. As part of our efforts to integrate ESG into our business, we expect to incur additional one-time integration, restructuring and impairment charges. See Note 20 of the accompanying financial statements for more information.

Cash Flows

As of April 29, 2011, compared to April 30, 2010, our cash and cash equivalents and short-term and long-term investments increased by $1.5 billion to $5.2 billion. The increase was primarily a result of $1.3 billion of cash provided by operating activities and to a lesser extent from issuances of common stock related to employee stock option exercises and purchases under the employee stock purchase plan of $196.5 million, net of tax benefit, partially offset by $74.9 million and $61.6 million net cash paid in connection with the acquisitions of Bycast and Akorri, respectively and $222.7 million in capital expenditures. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Accounts receivable days sales outstanding as of April 29, 2011 increased to 47 days, compared to 37 days as of April 30, 2010, as material supply constraints through the middle of the fourth quarter of fiscal 2011 contributed to a back-end loaded shipment profile, which in turn, drove the increase in days sales outstanding. Working capital increased by $366.3 million to $3.0 billion as of April 29, 2011, compared to $2.6 billion as of April 30, 2010, primarily due to an increase in cash, cash equivalents and short-term investments of $1.5 billion, partially offset by the reclassification of our $1.2 billion Notes to current liabilities as the underlying contingent conversion threshold was exceeded at April 29, 2011.

Cash Flows from Operating Activities

During fiscal 2011 and 2010, we generated cash from operating activities of $1.3 billion and $975.0 million, respectively. The primary sources of cash from operating activities in fiscal 2011 consisted of net income of $673.1 million, adjusted by non-cash stock-based compensation expense of $175.2 million and depreciation and amortization expense of $165.6 million. Significant changes in assets and liabilities impacting operating cash flows in fiscal 2011 included an increase in accounts receivable of $262.7 million due to the backend loaded shipment profile during the fourth quarter of fiscal year 2011, an increase in deferred revenue of $382.9 million primarily resulting from overall growth in shipments, and an increase in accrued compensation and other current liabilities of $118.8 million due to our increase in headcount. The primary sources of cash from operating activities in fiscal 2010 consisted of net income of $400.4 million, adjusted by non-cash stock-based compensation expense of $159.8 million and depreciation and amortization expense of $166.0 million. Significant changes in assets and liabilities impacting operating cash flows in fiscal 2010 included an increase in deferred revenue of $176.7 million and an increase in accrued compensation and other current liabilities of $53.2 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Capital expenditures for fiscal 2011 were $222.7 million. We paid $418.5 million for net purchases and redemptions of our investments in fiscal 2011. During fiscal 2011, we completed our acquisitions of Bycast and Akorri for total cash payments of $74.9 million and $61.6 million, respectively, net of cash acquired. Capital expenditures for fiscal 2010 were $135.6 million, which included the purchase of fifteen acres of land in Bangalore, India for approximately $28.5 million. We paid $860.3 million for net purchases and redemptions of short-term investments in fiscal 2010.

Cash Flows from Financing Activities

We received $450.9 million from financing activities in fiscal 2011, which primarily consisted of $324.2 million of proceeds from employee equity award plans, net of shares withheld for taxes, and $127.7 million of excess tax benefit from stock-based compensation. We received $219.9 million from financing activities in fiscal 2010, which primarily consisted of $197.1 million of proceeds from employee equity award plans, net of shares withheld for taxes and $14.2 million from the settlement of a Note hedge with Lehman Brothers.

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

Stock Repurchase Program

Since the May 13, 2003 inception of our stock repurchase program through April 29, 2011, our Board of Directors has authorized the repurchase of up to $4.0 billion of common stock under such stock repurchase program. At April 29, 2011, $1.1 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

As of April 29, 2011, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (See Note 10 of the accompanying consolidated financial statements). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. Based upon the closing price of our common stock for the prescribed measurement period in fiscal 2011, the contingent conversion threshold of the Notes was exceeded as of April 29, 2011. Accordingly, the carrying value of the Notes was classified as a current liability at April 29, 2011. Since the Notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value of the Notes is reflected as convertible debt in mezzanine on our balance sheet as of April 29, 2011. The determination of whether or not the Notes are convertible must continue to be performed on an ongoing basis. Consequently, the Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. As of April 29, 2011, shares issued related to conversion of the Notes were minimal. Receipts of shares related to the Note hedge transactions were minimal and there was no cash or shares delivered in relation to the warrant transactions as of April 29, 2011.

Contractual Obligations

The following summarizes our contractual obligations at April 29, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$30.3	$26.4	$22.5	$20.9	$14.9	$11.7	$126.7
Real estate lease payments(1)	3.2	129.2	—	—	—	—	132.4
Less: sublease income	(1.4)	(1.4)	(1.1)	(1.1)	(0.5)	—	(5.5)
Equipment operating lease payments	21.5	13.2	6.5	0.6	—	—	41.8
Purchase commitments with contract manufacturers(2)	171.0	3.6	1.2	0.2	—	—	176.0
Capital expenditures	32.1	4.0	—	—	—	—	36.1
Other purchase obligations(3)	171.7	62.5	18.7	13.9	3.2	—	270.0

Total off balance-sheet commitments	428.4	237.5	47.8	34.5	17.6	11.7	777.5
1.75% Convertible notes(4)	1,287.1	—	—	—	—	—	1,287.1
Long-term financing arrangements	5.7	6.0	0.2	—	—	—	11.9
Uncertain tax positions(5)							104.2

Total	$1,721.2	$243.5	$48.0	$34.5	$17.6	$11.7	$2,180.7

Other Commercial Commitments:
Letters of credit	$4.0	$0.1	$—	$—	$—	$1.2	$5.3

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

(1)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $3.2 million in fiscal 2012; and $2.1 million in fiscal 2013, which are based on either the LIBOR rate at April 29, 2011 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings.

(2)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase orders with our contract manufacturer. We record a liability for firm, noncancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of April 29, 2011, the liability for these purchase commitments in excess of future demand was approximately $4.5 million and is recorded in other current liabilities.
(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(4)	Amount includes the $1.265 billion principal amount of 1.75% Notes due 2013 and the estimated fiscal 2012 interest payment for the Notes of $22.1 million. Based upon the closing price of our common stock for the prescribed measurement period during fiscal 2011, the contingent conversion threshold on the Notes was exceeded. As a result, the Notes are convertible at the option of the holder through June 30, 2011. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from equity the portion of the Notes attributable to the conversion feature, which had not yet been accreted to its face value, and reclassified the Notes to current liabilities. For the holders to be able to continue to convert the Notes, our closing stock price must exceed $41.41 for 20 out of the last 30 trading days of each future calendar quarter. If this threshold is not met, the Notes will be reclassified to long-term debt.
(5)	As of April 29, 2011, our liability for uncertain tax positions was $104.2 million, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

As of April 29, 2011, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which require us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at April 29, 2011 and the date we began to make payments for each of our leasing arrangements (in millions):

Leasing Arrangements	Cost	Residual Guarantee	LIBOR Plus Spread or Fixed Rate	Lease Commencement Date	Term
1	$48.5	$41.2	3.69%	January 2008	5 years
2	80.0	68.0	0.79%	December 2007	5 years
3	10.5	8.9	3.67%	December 2007	5 years
4	10.6	9.0	3.69%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of April 29, 2011. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than three to one and a minimum amount of Unencumbered Cash and Short-Term Investments of $300 million. Our failure to comply with these financial covenants could result in a default under the leases which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements, or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

As of April 29, 2011, we estimated that the fair value of the properties under synthetic lease was $35.8 million less than their aggregate residual guarantees. We are accruing for this deficiency over the remaining terms of the respective leases. As of April 29, 2011, a deficiency reserve of $16.1 million was included in other long-term liabilities.

We may from time to time terminate one or more of our leasing arrangements and repay amounts outstanding in order to meet our operating or other objectives.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of April 29, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011, and the hearing on these motions is scheduled for July 15, 2011.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 29, 2011, our financial guarantees of $5.3 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of April 29, 2011, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $592.4 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 12 of the accompanying consolidated financial statements for more information related to our hedging activities.

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

We have commitments related to four lease arrangements with BNPPLC for approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $132.4 million as discussed above in “Contractual Obligations”.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 29, 2011, we had available-for-sale investments of $2.5 billion. Our investment portfolio primarily consists of investments with original maturities at the date of purchase of greater than three months, which are classified as available-for-sale. These investments, consisting primarily of corporate bonds, commercial paper, U.S. government agency bonds, U.S. Treasuries, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 29, 2011 would cause the fair value of these available-for-sale investments to decline by approximately $3.6 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of April 29, 2011, we recorded cumulative temporary impairment charges of $4.5 million, offset by $0.4 million of unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend, and have the ability, to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements. See Note 9 of the accompanying consolidated financial statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value and liquidity of the investments in our portfolio that we held at April 29, 2011.

Lease Commitments — As of April 29, 2011, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of our leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at April 29, 2011 would increase our lease payments on this one floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

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

For at least 20 trading days during the 30 consecutive trading days ended March 31, 2011, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through June 30, 2011, and the carrying value of the Notes was classified as a current liability as of April 29, 2011. Since the Notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value of these Notes is reflected as convertible debt in mezzanine on our consolidated balance sheets as of April 29, 2011. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of April 29, 2011, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $52.11 on April 29, 2011, the if-converted value of our Notes exceeded their principal amount by approximately $834.3 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of April 29, 2011, the principal amount of our Notes, which consists of the combined debt and mezzanine components, was $1.265 billion, and the total estimated fair value of such was $2.1 billion based on the closing trading price of $168 per $100 of our Notes as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at April 29, 2011, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our currency forward contracts outstanding on April 29, 2011 and April 30, 2010 (in millions):

	April 29, 2011			April 30, 2010
Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Contracts:
Euro	241.6	$357.7	$357.4	235.9	$313.5	$313.6
British Pound Sterling	55.0	91.7	91.9	49.7	76.0	75.9
Canadian Dollar	53.1	56.0	56.1	28.6	28.1	28.1
Australian Dollar	31.5	34.4	34.4	25.0	23.2	23.0
Other	N/A	52.6	52.5	N/A	43.6	43.6

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 29, 2011 and April 30, 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the three years in the period ended April 29, 2011. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 29, 2011 and April 30, 2010, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in the year ended April 29, 2011, the Company changed its method of recognizing revenue for multiple element arrangements in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements that include Software Elements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 23, 2011

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 29, 2011	April 30, 2010
	(In millions, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,757.3	$1,705.0
Short-term investments	2,417.4	2,019.0
Accounts receivable, net of allowances of $0.5 million and $1.6 million at April 29, 2011 and April 30, 2010, respectively	742.6	471.5
Inventories	108.5	112.9
Other current assets	339.4	228.7

Total current assets	6,365.2	4,537.1
Property and equipment, net	911.6	804.4
Goodwill	760.3	681.0
Other intangible assets, net	53.0	25.1
Long-term investments and restricted cash	69.2	72.8
Other non-current assets	339.5	374.0

Total assets	$8,498.8	$6,494.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$232.8	$184.6
Accrued compensation and related benefits	437.2	379.1
Other current liabilities	325.8	212.2
1.75% Convertible Senior Notes Due 2013	1,150.4	0.0
Short-term deferred revenue	1,226.6	1,135.1

Total current liabilities	3,372.8	1,911.0
1.75% Convertible Senior Notes Due 2013	0.0	1,101.5
Other long-term liabilities	192.9	171.9
Long-term deferred revenue	1,088.3	779.5

Total liabilities	4,654.0	3,963.9

Commitments and contingencies (Note 18)
1.75% Convertible Senior Notes Due 2013	114.6	0.0

Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued or outstanding in 2011 and 2010	0.0	0.0
Common stock, $0.001 par value, 885.0 shares authorized; 473.3 and 451.6 shares issued at April 29, 2011 and April 30, 2010	0.5	0.5
Additional paid-in capital	3,970.3	3,453.7
Treasury stock at cost (104.3 shares at April 29, 2011 and April 30, 2010)	(2,927.4)	(2,927.4)
Retained earnings	2,674.0	2,000.9
Accumulated other comprehensive income	12.8	2.8

Total stockholders’ equity	3,730.2	2,530.5

Total liabilities and stockholders’ equity	$8,498.8	$6,494.4

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
	(In millions, except per share amounts)
Revenues:
Product	$3,367.1	$2,381.1	$2,152.7
Software entitlements and maintenance	720.6	679.8	618.3
Service	1,034.9	870.5	764.1
GSA settlement	0.0	0.0	(128.7)

Net revenues	5,122.6	3,931.4	3,406.4

Cost of revenues:
Cost of product	1,342.0	976.4	1,007.6
Cost of software entitlements and maintenance	15.7	12.3	9.2
Cost of service	436.2	423.5	399.7

Total cost of revenues	1,793.9	1,412.2	1,416.5

Gross profit	3,328.7	2,519.2	1,989.9

Operating expenses:
Sales and marketing	1,597.0	1,293.7	1,186.1
Research and development	648.6	535.7	498.5
General and administrative	251.3	238.8	203.7
Restructuring and other charges	1.8	2.5	54.4
Acquisition related (income) expense, net	5.7	(39.9)	0.0

Total operating expenses	2,504.4	2,030.8	1,942.7

Income from operations	824.3	488.4	47.2
Other expense, net:
Interest income	39.9	31.2	57.6
Interest expense	(75.9)	(74.1)	(63.4)
Other income (expense), net	5.8	1.5	(33.1)

Total other expense, net	(30.2)	(41.4)	(38.9)

Income before income taxes	794.1	447.0	8.3
Provision for (benefit from) income taxes	121.0	46.6	(56.3)

Net income	$673.1	$400.4	$64.6

Net income per share:
Basic	$1.87	$1.18	$0.20

Diluted	$1.71	$1.13	$0.19

Shares used in net income per share calculations:
Basic	360.9	339.6	330.3

Diluted	393.7	353.2	334.6

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
	(In millions)
Cash flows from operating activities:
Net income	$673.1	$400.4	$64.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.6	166.0	170.5
Stock-based compensation	175.2	159.8	140.8
Accretion of discount and issuance costs on notes	53.1	50.8	41.0
Unrealized losses on derivative activities	9.9	0.0	0.0
Deferred income taxes	(26.3)	(11.3)	(124.6)
Tax benefit (charges) from stock-based compensation	128.5	(0.9)	45.4
Excess tax benefit from stock-based compensation	(127.7)	(8.6)	(36.7)
Other non-cash items, net	4.9	9.7	57.8
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(262.7)	(21.3)	128.7
Inventories	4.4	(52.1)	9.1
Other operating assets	6.0	(36.8)	(0.8)
Accounts payable	38.7	42.7	(27.0)
Accrued compensation and other current liabilities	118.8	53.2	190.5
Deferred revenue	382.9	176.7	219.3
Other operating liabilities	1.9	46.7	10.6

Net cash provided by operating activities	1,346.3	975.0	889.2

Cash flows from investing activities:
Purchases of investments	(2,190.9)	(2,632.6)	(1,152.5)
Redemptions of investments	1,772.4	1,772.3	1,035.7
Reclassification from cash and cash equivalents to short-term investments	0.0	0.0	(598.0)
Purchases of property and equipment	(222.7)	(135.6)	(289.6)
Acquisition of businesses, net of cash acquired	(136.5)	0.0	0.0
Other investing activities, net	0.5	8.2	1.1

Net cash used in investing activities	(777.2)	(987.7)	(1,003.3)

Cash flows from financing activities:
Issuance of common stock	324.2	197.1	85.9
Repurchases of common stock	0.0	0.0	(400.0)
Excess tax benefit from stock-based compensation	127.7	8.6	36.7
Issuance of long-term debt	0.0	0.0	1,238.4
Sale of common stock warrants	0.0	0.0	163.1
Settlement (purchase) of note hedge	0.0	14.2	(254.9)
Repayment of long-term debt	0.0	0.0	(172.6)
Other financing activities	(1.0)	0.0	0.0

Net cash provided by financing activities	450.9	219.9	696.6

Effect of exchange rate changes on cash and cash equivalents	32.3	3.6	(24.8)
Net increase in cash and cash equivalents	1,052.3	210.8	557.7
Cash and cash equivalents:
Beginning of year	1,705.0	1,494.2	936.5

End of year	$2,757.3	$1,705.0	$1,494.2

See notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock			Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Additional Paid-in Capital	Shares	Treasury Amount
	(In millions)
Balances, April 25, 2008	429.1	$0.4	$2,690.6	(87.4)	$(2,527.4)	$1,535.9	$0.8	$1,700.3
Components of comprehensive income:
Net income	0.0	0.0	0.0	0.0	0.0	64.6	0.0	64.6
Currency translation adjustment	0.0	0.0	0.0	0.0	0.0	0.0	(4.8)	(4.8)
Unrealized gain on investments, net	0.0	0.0	0.0	0.0	0.0	0.0	(2.0)	(2.0)
Unrealized gain on derivatives	0.0	0.0	0.0	0.0	0.0	0.0	0.8	0.8

Total comprehensive income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	58.6
Issuance of common stock, net of taxes	7.5	0.0	85.9	0.0	0.0	0.0	0.0	85.9
Repurchase of common stock	0.0	0.0	0.0	(16.9)	(400.0)	0.0	0.0	(400.0)
Purchase of note hedges	0.0	0.0	(254.9)	0.0	0.0	0.0	0.0	(254.9)
Sale of common stock warrants	0.0	0.0	163.1	0.0	0.0	0.0	0.0	163.1
Convertible debt discount	0.0	0.0	248.0	0.0	0.0	0.0	0.0	248.0
Issuance costs related to equity component of convertible notes	0.0	0.0	(5.2)	0.0	0.0	0.0	0.0	(5.2)
Net tax effect of issuance costs related to convertible notes	0.0	0.0	2.2	0.0	0.0	0.0	0.0	2.2
Stock-based compensation expense	0.0	0.0	140.8	0.0	0.0	0.0	0.0	140.8
Income tax benefit from employee stock transactions	0.0	0.0	45.4	0.0	0.0	0.0	0.0	45.4

Balances, April 24, 2009	436.6	0.4	3,115.9	(104.3)	(2,927.4)	1,600.5	(5.2)	1,784.2
Components of comprehensive income:
Net income	0.0	0.0	0.0	0.0	0.0	400.4	0.0	400.4
Currency translation adjustment	0.0	0.0	0.0	0.0	0.0	0.0	1.5	1.5
Unrealized gain on investments, net	0.0	0.0	0.0	0.0	0.0	0.0	5.3	5.3
Unrealized gain on derivatives	0.0	0.0	0.0	0.0	0.0	0.0	1.2	1.2

Total comprehensive income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	408.4
Issuance of common stock, net of taxes	15.0	0.1	197.0	0.0	0.0	0.0	0.0	197.1
Stock-based compensation expense	0.0	0.0	159.6	0.0	0.0	0.0	0.0	159.6
Income tax charge from employee stock transactions	0.0	0.0	(0.9)	0.0	0.0	0.0	0.0	(0.9)
Settlement of note hedge	0.0	0.0	14.2	0.0	0.0	0.0	0.0	14.2
Taxes on settlement of note hedge	0.0	0.0	(32.1)	0.0	0.0	0.0	0.0	(32.1)

Balances, April 30, 2010	451.6	0.5	3,453.7	(104.3)	(2,927.4)	2,000.9	2.8	2,530.5
Components of comprehensive income:
Net income	0.0	0.0	0.0	0.0	0.0	673.1	0.0	673.1
Currency translation adjustment	0.0	0.0	0.0	0.0	0.0	0.0	10.4	10.4
Unrealized gain on investments, net	0.0	0.0	0.0	0.0	0.0	0.0	2.5	2.5
Unrealized loss on derivatives	0.0	0.0	0.0	0.0	0.0	0.0	(2.9)	(2.9)

Total comprehensive income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	683.1
Reclassification of equity component of convertible debt to mezzanine	0.0	0.0	(114.6)	0.0	0.0	0.0	0.0	(114.6)
Issuance of common stock, net of taxes	21.7	0.0	324.2	0.0	0.0	0.0	0.0	324.2
Stock-based compensation expense	0.0	0.0	175.2	0.0	0.0	0.0	0.0	175.2
Income tax benefit from employee stock transactions	0.0	0.0	128.5	0.0	0.0	0.0	0.0	128.5
Stock options assumed in business acquisition	0.0	0.0	3.3	0.0	0.0	0.0	0.0	3.3

Balances, April 29, 2011	473.3	$0.5	$3,970.3	(104.3)	$(2,927.4)	$2,674.0	$12.8	$3,730.2

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

2. Significant Accounting Policies

Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. Fiscal 2011 and 2009 were 52-week fiscal years and fiscal 2010 was a 53-week fiscal year.

Principles of Consolidation — The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

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

Short-Term Investments — Short-term investments consist of marketable debt or equity securities which are classified as available-for-sale and are recognized at fair value. The determination of fair value is further detailed in Note 9 of the accompanying consolidated financial statements. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.

Unrealized gains and temporary losses, net of related taxes, are included with accumulated other comprehensive income (loss) (AOCI). Upon realization, those amounts are reclassified from AOCI to results of operations. The amortization of premiums and discounts on the investments and realized gains and losses related

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method, generally over the following periods:

Depreciation Life (years)
Buildings	40 years
Building improvements	10 years
Furniture and fixtures	5 years
Computer, production, engineering and other equipment	3 years
Software	3 to 5 years
Leasehold improvements	Shorter of remaining lease term or useful life

Construction in progress will be amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal-Use Software Development Costs — We capitalize qualifying costs, which are incurred during the application development stage, for computer software developed for or obtained for internal-use and amortize them over the software’s estimated useful life.

Business Combinations — We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill and Purchased Intangible Assets — Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets are amortized on a straight-line basis over their economic lives of five years for patents, four to six years for existing technology, two to eight years for customer relationships, one to three years for covenants not to compete and two to seven years for trademarks and tradenames as we believe this method would most closely reflect the pattern in which the economic benefits of the assets will be consumed.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. We have three reporting units, the fair values of which are determined based on an allocation of our entity level market capitalization, as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded the net book value at every measurement date.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. Cash flows from our derivative programs are included under operating activities in the consolidated statements of cash flows with the exception of cash flows from the derivatives used to hedge the convertible Notes issued June 10, 2008. The cash flows related to the Note hedges are included under financing activities.

Residual Guarantees — We record liabilities in other accrued liabilities for the fair value of residual guarantees relating to certain properties under our synthetic leases. In the event that the fair values of the properties, as determined by appraisals, are below the residual guarantees, we accrue for the deficiencies over the remaining term of the respective leases.

Revenue Recognition — We recognize revenue when:

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

•

Collection is reasonably assured: If there is considerable doubt surrounding the credit worthiness of a customer at the outset of an arrangement, the associated revenue is deferred and recognized upon cash receipt.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our multiple element arrangements include our systems and one or more of the following undelivered elements: software entitlements and maintenance (SEM), premium hardware maintenance, and storage review services. Our SEM entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenues from SEM, premium hardware maintenance services and storage review services are recognized ratably over the contractual term, generally from one to five years. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. We also sell professional services either on a time and materials basis or under fixed price standard projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized in the period the services are delivered.

In October 2009, the FASB amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition guidance. Concurrently, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•

provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

•

require an entity to allocate revenue in an arrangement that has separate units of accounting using best estimated selling prices (BESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of fair value or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method to the separate units of accounting.

We elected to early adopt these standards in the fourth quarter of fiscal 2011, and the standards were applied retrospectively from the beginning of fiscal 2011 for new and materially modified revenue arrangements originating after April 30, 2010.

The majority of our products are hardware systems containing software components that function together to provide the essential functionality of the product. Therefore, our hardware systems and software components essential to the functionality of the hardware systems are considered non-software deliverables and therefore are not subject to industry-specific software revenue recognition guidance.

Our product revenue also includes revenue from the sale of non-essential software products. Non-essential software products may operate on our hardware systems, but are not considered essential to the functionality of the hardware. Non-essential software sales generally include a perpetual license to our software. Non-essential software sales continue to be subject to the industry-specific software revenue recognition guidance. For arrangements within the scope of the new guidance, a deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer negotiated refunds or return rights for the delivered elements.

For transactions entered into or materially modified after April 30, 2010, we recognize revenue in accordance with the new accounting standards when applicable. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the new standards. The revenue for these multiple element arrangements is allocated to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement using the selling price hierarchy set forth in the standards.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For our non-software deliverables, we recognize revenue based on the new standards and allocate the arrangement consideration based on the relative selling price of the deliverables. For our non-software deliverables, we use BESP as our selling price. For our software entitlements and support services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our software entitlements and support services, we use BESP in our allocation of arrangement consideration.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for an element fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range. In addition, we consider major service type, customer classifications, and other variables in determining VSOE.

When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for our products or services.

When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use our BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, historical pricing practices, customer classes and distribution channels. In determining BESP, we require that the majority of the selling prices fall within a reasonable pricing range, generally evidenced by a majority of such historical transactions falling within a reasonable range.

We regularly review VSOE, TPE, and BESP and maintain internal controls over the establishment and updates of these estimates.

For sales of software deliverables after April 30, 2010 and for all transactions entered into prior to the first quarter of fiscal year 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a multiple element arrangement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is SEM and/or service. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or when fair value can be established. In instances where the only undelivered element without fair value is SEM, the entire arrangement is recognized ratably over the maintenance period.

Net revenues and net income for the year ended April 29, 2011 were higher by $129.2 million and $53.0 million, respectively, as a result of adoption of the new revenue recognition accounting standards. We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified sales transactions in any given period. In terms of the timing and pattern of revenue recognition, we expect that these new accounting standards will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the related accounting. This may lead us to engage in new go-to-market practices in the future. In particular,

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we expect that the amended accounting standards will enable us to better integrate products and services (for which we have not established VSOE) into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP.

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

Foreign Currency Translation — For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded in AOCI. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expense), net.

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

The accounting guidance for income taxes prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. See note 14 for further discussion.

Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, excluding common shares subject to repurchase for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, restricted stock awards, ESPP shares, warrants, and assumed conversion of our Notes. Repurchased shares are held as treasury stock and our outstanding shares used to calculate earnings per share have been reduced by the weighted number of repurchased shares.

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

Our long term investments, consisting primarily of auction rate securities, have been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. Recent Accounting Standards Not Yet Effective

In December 2010, the FASB issued authoritative guidance on business combinations. This authoritative guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this authoritative guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This authoritative guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance is effective for us beginning in the first quarter of fiscal 2012. There will be no impact on the Company’s results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for us at the beginning of fiscal year 2012 and are not expected to have a material impact on our financial statements.

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for us prospectively beginning in the first quarter of fiscal 2012, and we are currently evaluating the impact of adoption on our financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Statements of Cash Flows

Supplemental cash flows and noncash investing and financing activities are as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$39.3	$17.2	$13.2
Acquisition of property and equipment through long-term financing	$12.6	$0.0	$0.0
Options assumed from acquired business	$3.3	$0.0	$0.0
Taxes on settlement of note hedge	$0.0	$32.1	$0.0
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$27.9	$22.8	$16.2
Interest paid	$22.7	$22.1	$12.7

6. Business Combinations

Acquisition of Akorri Networks, Inc.

On January 31, 2011, we completed the acquisition of Akorri Networks, Inc., (Akorri) a privately-held company headquartered in Massachusetts. Akorri is a provider of data center management software focused on performance and capacity analytics for virtualized, shared information technology infrastructures. The acquisition extends our offering by adding performance capacity analytics to provide customers greater visibility across the entire IT stack, resulting in further improvement in IT efficiency and flexibility through functions that help control, automate, and analyze their shared IT infrastructure.

We acquired 100% of the outstanding shares of Akorri for a purchase price of $62.3 million in cash, of which $7.9 million was placed in an escrow account to secure Akorri’s obligations under certain indemnity provisions. Subject to any claims for indemnity, the escrow funds will be released 18 months from the closing date of the acquisition. The results of operations of Akorri are included in our consolidated statements of operations beginning January 31, 2011, the closing date of the acquisition

The purchase price was allocated to Akorri’s net tangible and intangible assets based on various fair value estimates and analyses, including work performed by third-party valuation specialists (in millions):

Cash	$0.7
Other current assets	0.8
Other non-current assets	7.3
Deferred revenue	(1.2)
Accounts payable and accrued liabilities	(0.5)
Identified intangible assets	22.0
Deferred income taxes	9.9
Goodwill	23.3

Total initial purchase price	$62.3

Goodwill is not deductible for income tax purposes.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments may be made to the allocation of the purchase price during the measurement period to reflect adjustments related to facts existing at the time of the acquisition. The identified intangible assets, which are amortized on a straight-line basis over their estimated useful lives, consisted of the following (in millions, except useful life):

	Fair Value	Useful Life (Years)
Developed technology	$18.7	6
Customer relationships	2.3	3
Trademarks and trade names	0.6	4
Covenant not to compete	0.4	2

Total identified intangible assets	$22.0

Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Certain terminated Akorri employees were provided with termination benefits including severance payouts of $2.4 million as a result of the acquisition. We have accounted for these costs as restructuring charges in our statements of operations.

We incurred $0.6 million in acquisition related expenses for Akorri, which are included in acquisition related (income) expense, net, in our consolidated statements of operations for the fiscal year ended April 29, 2011.

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

We acquired 100% of the outstanding shares of Bycast for a purchase price of $80.5 million in cash, of which $13.1 million was placed in an escrow account to secure Bycast’s obligations under certain indemnity provisions. Subject to any claims for indemnity, the escrow funds will be released 18 months from the closing date of the acquisition. In addition, we assumed all of the then outstanding options to purchase Bycast common stock, and converted those into options to purchase approximately 0.2 million shares of our common stock. The results of operations of Bycast are included in our consolidated statements of operations beginning May 13, 2010, the closing date of the acquisition.

The following table summarizes the purchase price (in millions):

Cash	$80.5
Fair value of vested options assumed	3.3

Total initial purchase price	$83.8

The fair value of the assumed options was determined using a Black-Scholes valuation model.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price as shown in the table above was allocated to Bycast’s net tangible and intangible assets based on various fair value estimates and analyses, including work performed by third-party valuation specialists (in millions):

Cash	$5.7
Tangible assets	3.8
Deferred revenue and other liabilities	(1.4)
Identified intangible assets	23.6
Deferred income taxes	(3.9)
Goodwill	56.0

Total initial purchase price	$83.8

Goodwill is not deductible for income tax purposes.

The identified intangible assets, which are amortized on a straight-line basis over their estimated useful lives, consisted of the following (in millions, except useful life):

	Fair Value	Useful Life (Years)
Developed technology	$18.0	5
Customer relationships	4.7	3
Trademarks and trade names	0.7	5
Covenant not to compete	0.2	2

Total identified intangible assets	$23.6

Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

We incurred $0.3 million and $1.2 million in acquisition related expenses for Bycast, which are included in acquisition related (income) expense, net, in our consolidated statements of operations for fiscal years ended April 29, 2011 and April 30, 2010, respectively.

Termination of Proposed Merger with Data Domain, Inc.

In July 2009, a proposed merger between us and Data Domain, Inc. (Data Domain) was terminated by Data Domain’s Board of Directors and, pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in a net amount of $41.1 million which is included in acquisition related (income) expense, net in our consolidated statements of operations for the fiscal year ended April 30, 2010.

7. Goodwill and Purchased Intangible Assets

Goodwill activity is summarized as follows (in millions):

April 24, 2009	$681.0
Additions	0.0

April 30, 2010	681.0
Additions	79.3

April 29, 2011	$760.3

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We conducted our annual goodwill impairment test in the three month period ended April 29, 2011. Based on this analysis, we determined that there was no impairment to goodwill. We will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.

Identified intangible assets are summarized as follows (in millions):

	April 29, 2011			April 30, 2010
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Identified Intangible Assets:
Existing technology	$66.1	$(23.2)	$42.9	$75.1	$(55.5)	$19.6
Trademarks and tradenames	7.7	(5.5)	2.2	6.4	(4.3)	2.1
Customer contracts/relationships	12.0	(4.6)	7.4	12.2	(8.8)	3.4
Covenants not to compete	0.6	(0.1)	0.5	0.0	0.0	0.0

Total identified intangible assets	$86.4	$(33.4)	$53.0	$93.7	$(68.6)	$25.1

During fiscal 2011, we retired $52.9 million of fully amortized intangible assets relating to prior acquisitions.

Amortization expense for identified intangible assets is summarized below (in millions):

	Year Ended			Statements of Operations Classifications
	April 29, 2011	April 30, 2010	April 24, 2009
Existing technology	$13.3	$17.2	$25.0	Cost of product revenues
Trademarks and tradenames	1.2	1.0	1.1	Sales and marketing
Customer contracts/relationships	3.0	2.4	3.3	Sales and marketing
Covenants not to compete	0.2	0.0	0.0	Sales and marketing/R&D

	$17.7	$20.6	$29.4

In fiscal 2009, we ceased development and availability of our SnapMirror for Open Systems product, and as a result recorded impairment charges of $14.9 million attributable to identified intangible assets related to this product line.

As of April 29, 2011, future amortization expense related to identifiable intangible assets is as follows (in millions):

Fiscal Year	Amount
2012	$16.8
2013	14.4
2014	8.3
2015	7.5
2016	3.4
Thereafter	2.6

Total	$53.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Balance Sheet Detail

Cash and cash equivalents (in millions):

	April 29, 2011	April 30, 2010
Cash	$1,169.1	$187.8
Cash equivalents	1,588.2	1,517.2

	$2,757.3	$1,705.0

Inventories (in millions):

	April 29, 2011	April 30, 2010
Purchased components	$7.5	$9.4
Work-in-process	0.1	0.2
Finished goods	100.9	103.3

	$108.5	$112.9

Other current assets (in millions):

	April 29, 2011	April 30, 2010
Net deferred tax assets	$145.7	$69.6
Prepaid expenses and other current assets	188.4	157.0
Short-term restricted cash	5.3	2.1

	$339.4	$228.7

Property and equipment (in millions):

	April 29, 2011	April 30, 2010
Land	$204.7	$204.7
Buildings and building improvements	406.2	394.8
Leasehold improvements	79.3	73.7
Computers, production, engineering and other equipment	475.5	392.0
Software	270.4	236.6
Furniture and fixtures	61.5	63.2
Construction-in-progress	91.9	37.0

	1,589.5	1,402.0
Accumulated depreciation and amortization	(677.9)	(597.6)

	$911.6	$804.4

Depreciation and amortization expense related to property and equipment is summarized below:

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Depreciation and amortization expense	$147.9	$145.4	$141.1

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computer software represents capitalized internal-use software development costs. The net book value of computer software is as follows:

	April 29, 2011	April 30, 2010
Computer software	$88.3	$76.0

Amortization expense related to computer software is summarized below:

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Computer software amortization expense	$37.9	$36.6	$32.6

Long term investments and restricted cash (in millions):

	April 29, 2011	April 30, 2010
Auction rate securities	$65.1	$69.0
Nonmarketable securities	1.3	1.4
Restricted cash	2.8	2.4

	$69.2	$72.8

Short-term and long-term deferred revenue (in millions):

	April 29, 2011	April 30, 2010
Product	$106.2	$78.4
Service	2,208.7	1,836.2

Total	$2,314.9	$1,914.6

Reported as:
Short-term	$1,226.6	$1,135.1
Long-term	1,088.3	779.5

Total	$2,314.9	$1,914.6

9. Financial Instruments and Fair Value

We measure assets and liabilities at fair value based upon expected exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value is based on assumptions that market participants would use in pricing an asset or liability. The accounting guidance provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments

The following is a summary of investments at April 29, 2011 and April 30, 2010 (in millions):

	April 29, 2011				April 30, 2010
	Cost	Gross Unrealized		Estimated Fair Value	Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$1,643.2	$10.2	$(0.6)	$1,652.8	$1,128.1	$3.4	$(1.8)	$1,129.7
Auction rate securities	69.2	0.4	(4.5)	65.1	71.6	0.7	(3.3)	69.0
U.S. treasury and government debt securities	661.9	0.6	(0.7)	661.8	816.9	2.1	(0.1)	818.9
Commercial paper	5.0	0.0	0.0	5.0	215.9	0.0	0.0	215.9
Municipal bonds	1.5	0.0	0.0	1.5	1.5	0.0	0.0	1.5
Certificates of deposit	96.3	0.0	0.0	96.3	159.0	0.0	0.0	159.0
Money market funds	1,539.6	0.0	0.0	1,539.6	1,211.2	0.0	0.0	1,211.2
Equity funds	20.2	0.0	0.0	20.2	12.6	0.0	0.0	12.6
Investment in privately-held companies	1.3	0.0	0.0	1.3	1.4	0.0	0.0	1.4

Total debt and equity securities	$4,038.2	$11.2	$(5.8)	$4,043.6	$3,618.2	$6.2	$(5.2)	$3,619.2

We record net unrealized gains or losses on available-for-sale securities that are determined to be temporary in other comprehensive income (loss). The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 29, 2011 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$236.7	$(0.6)	$1.1	$0.0	$237.8	$(0.6)
Auction rate securities	0.0	0.0	51.0	(4.5)	51.0	(4.5)
U.S. treasury and government debt securities	193.4	(0.7)	0.0	0.0	193.4	(0.7)

Total	$430.1	$(1.3)	$52.1	$(4.5)	$482.2	$(5.8)

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2010 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$516.1	$(1.8)	$0.0	$0.0	$516.1	$(1.8)
Auction rate securities	0.0	0.0	59.7	(3.3)	59.7	(3.3)
U.S. treasury and government debt securities	165.3	(0.1)	0.0	0.0	165.3	(0.1)

Total	$681.4	$(1.9)	$59.7	$(3.3)	$741.1	$(5.2)

The following table presents the contractual maturities of our debt investments as of April 29, 2011 (in millions):

Debt Investment Maturities	Cost	Fair Value
Due in one year or less	$814.6	$817.6
Due in one through five years	1,593.2	1,599.8
Due in five through ten years	0.0	0.0
Due after ten years*	69.2	65.1

	$2,477.0	$2,482.5

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 29, 2011 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$1,652.8	$0.0	$1,652.8	$0.0
U.S. treasury and government debt securities	661.8	5.0	656.8	0.0
Municipal bonds	1.5	0.0	1.5	0.0
Commercial paper	5.0	0.0	5.0	0.0
Certificates of deposit	96.3	0.0	96.3	0.0
Money market funds	1,539.6	1,539.6	0.0	0.0
Auction rate securities	65.1	0.0	0.0	65.1
Equity funds	20.2	20.2	0.0	0.0
Investment in privately-held companies	1.3	0.0	0.0	1.3
Foreign currency contracts	0.4	0.0	0.4	0.0

Total	$4,044.0	$1,564.8	$2,412.8	$66.4

Liabilities
Foreign currency contracts	$(10.9)	$0.0	$(10.9)	$0.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported as (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,539.6	$1,539.6	$0.0	$0.0
Short-term investments	2,417.4	5.0	2,412.4	0.0
Other current assets	4.1	3.7	0.4	0.0
Long-term investments	65.1	0.0	0.0	65.1
Other non-current assets	17.8	16.5	0.0	1.3

Total	$4,044.0	$1,564.8	$2,412.8	$66.4

Liabilities
Other current liabilities	$(10.9)	$0.0	$(10.9)	$0.0

We classify investments within Level 1 if quoted prices are available in active markets. Level 1 investments generally include trading securities with quoted prices on active markets, and money market funds.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: corporate bonds, commercial paper, U.S. Treasuries, U.S. government agency bonds, municipal bonds, certificates of deposit, and foreign currency contracts. Investments are held by a custodian who obtains investment prices from a third party pricing provider that incorporates standard inputs in various asset price models. We corroborate the prices obtained from the pricing service against other independent sources and, as of April 29, 2011, have not found it necessary to make any adjustments to the prices obtained.

The unrealized losses on our available-for-sale investments in corporate bonds and U.S. treasury and government debt securities were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we neither intend to sell nor are likely to be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired at April 29, 2011.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We classify items in Level 3 if the investments are valued using a pricing model or based on unobservable inputs in the market. These investments include auction rate securities and cost method investments. The table below provides a reconciliation of the beginning and ending balance of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs as of April 29, 2011 (in millions).

	Primary Fund	Auction Rate Securities	Private Equity Fund	Privately-Held Companies
Balance at April 24, 2009	$51.6	$66.5	$2.0	$1.9
Total unrealized gains included in other comprehensive income	0.0	4.2	0.0	0.0
Total realized gains (losses) included in earnings	(0.2)	0.0	0.8	2.6
Purchases, sales and settlements, net	(51.4)	(1.7)	(1.4)	(4.5)

Balance at April 30, 2010	0.0	69.0	1.4	0.0
Total unrealized losses included in other comprehensive income	0.0	(1.4)	0.0	0.0
Total realized losses included in earnings	0.0	0.0	(0.1)	0.0
Purchases, sales and settlements, net	0.0	(2.5)	0.0	0.0

Balance at April 29, 2011	$0.0	$65.1	$1.3	$0.0

As of April 24, 2009, we held an investment in the Reserve Primary Fund (the Primary Fund), a money market fund which had suspended redemptions in September 2008 and was in the process of liquidating its portfolio of investments, with a recorded value of $51.6 million that had been previously written down from its par value of $60.9 million. During fiscal 2010, the Primary Fund made multiple distributions of its assets to its investors and we recognized an additional loss of $0.2 million in our income statement, and as of April 30, 2010, we had recovered $51.4 million of our recorded investment. Future distributions, if any, will be recognized as income upon receipt. During fiscal 2011 and 2010, we received $2.5 million and $1.0 million, respectively, in distributions from our investment in the Primary Fund.

As of April 29, 2011 and April 30, 2010, we had auction rate securities (ARSs) with a par value of $71.3 million and $73.8 million, respectively, and an estimated fair value of $65.1 million and $69.0 million, respectively, which are classified as long-term investments. All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education. As of April 29, 2011, we recorded cumulative net temporary impairment charges of $4.1 million within AOCI. In addition, we recorded other-than-temporary impairment charges of $2.1 million in other income (expense), net, during fiscal 2009 based on an analysis of the fair value and marketability of these investments. We estimated the fair value for each individual ARS using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. Key inputs into the discounted cash flow analysis include managements’ expectation of when the principal amount will be recovered either through redemption at par, or some other refinancing event by the issuer; and marketability adjustments. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

As of April 29, 2011 and April 30, 2010, we held investments in a private equity fund of $1.3 million and $1.4 million, respectively. During fiscal 2011, we recorded a net other-than-temporary impairment charge of $0.1 million on the private equity fund. During fiscal 2010, we recorded realized gains of $0.8 million on this investment and $2.6 million on equity investments in privately held companies. During fiscal 2009, we recorded

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$6.3 million of other-than-temporary impairment charges on certain of the equity investments in privately held companies and adjusted their carrying amount to fair value, as we deemed the decline in the value of those assets to be other-than-temporary.

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

For at least 20 trading days during the 30 consecutive trading days ended March 31, 2011, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through June 30, 2011, and the carrying value of the Notes was

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classified as a current liability as of April 29, 2011. Since the Notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value of the Notes is reflected as convertible debt in mezzanine on our Balance Sheet as of April 29, 2011. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of April 29, 2011, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $52.11 on April 29, 2011, the if-converted value of our Notes exceeded their principal amount by approximately $834.3 million.

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

The following table reflects the carrying value of our convertible debt as of April 29, 2011 and April 30, 2010 (in millions):

	April 29, 2011	April 30, 2010
1.75% Convertible Notes Due 2013	$1,265.0	$1,265.0
Less: Unamortized discount	(114.6)	(163.5)

Net carrying amount of Notes	$1,150.4	$1,101.5

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and the amortization of the discount and issuance costs (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Contractual coupon interest expense	$22.1	$22.5	$19.4
Amortization of debt discount	48.9	46.8	37.8
Amortization of issuance costs	4.2	4.0	3.2

Total interest expense recognized	$75.2	$73.3	$60.4

The following table reflects the remaining debt discount and issuance cost as of April 29, 2011 (in millions):

Remaining debt discount	$114.6
Remaining issuance costs	9.9
Remaining life of the Notes (years)	2.1

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrants transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

•

Note Hedges. As of April 29, 2011 and April 30, 2010, we have transactions with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding and (2) the scheduled trading day immediately preceding the maturity date of the Notes. Upon exercise of the Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the hedges.

•

Warrants. As of April 29, 2011 and April 30, 2010, we have outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of April 29, 2011, we are subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of approximately $31.85.

As of April 29, 2011, receipts of shares related to the Note hedge transactions were minimal. Additionally, there was no cash or shares delivered in relation to the warrant transactions. We received proceeds of $163.1 million related to the sale of the warrants in fiscal year 2009, which has been classified as equity. In fiscal years 2009 and 2010 we did not receive any shares related to the Note hedge transactions or deliver cash or shares related to the warrant transactions.

Lehman Brothers OTC Derivatives, Inc. (Lehman OTC) was the counterparty to 20% of our Note hedges. The bankruptcy filing by Lehman OTC on October 3, 2008 constituted an “event of default” under the hedge transaction. In April 2010, we terminated the hedge transaction with Lehman OTC in exchange for an unsecured bankruptcy claim, which we subsequently sold to a third party for $14.2 million. Because we have decided not to replace the hedge, we are subject to potential dilution on the 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of $31.85. The terms of the Notes, the rights of the holders of the Notes and other counterparties to Note hedges and warrants were not affected by the termination of this hedge.

Fair Value of Notes

As of April 29, 2011, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $2,127.5 million, or 168% of the face value of the Notes, based upon quoted market information.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	April 29, 2011	April 30, 2010
Current portion of other long-term financing arrangements	$5.5	$0.0
Non-current portion of other long-term financing arrangements	6.0	0.0

	$11.5	$0.0

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

The 1999 Plan — As amended through July 13, 2010, the 1999 Stock Option Plan (“the 1999 Plan”) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in Fair Market Value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of Common Stock directly; (iv) the Performance Share and Performance Unit Program (also known as restricted stock units or RSUs) under which eligible persons may be granted performance shares and performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved; and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service.

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

In fiscal 2011, the 1999 Plan was amended to increase the shares reserved for issuance under the plan by an additional 7.0 million. As of April 29, 2011, 14.1 million shares were available for grant under our equity incentive plans.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows (in millions, except for per share information and term):

	Numbers of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 25, 2008	65.6	$30.03
Options granted	8.7	17.67
Options exercised	(3.7)	11.20
Options forfeitures and cancellations	(4.5)	32.61

Outstanding at April 24, 2009	66.1	29.27
Options granted	7.1	26.95
Options exercised	(8.5)	19.33
Options cancelled in the Exchange	(24.5)	39.05
Options forfeitures and cancellations	(5.0)	39.12

Outstanding at April 30, 2010	35.2	23.02
Options granted	3.9	45.28
Options assumed in acquisition	0.2	16.56
Options exercised	(13.8)	21.85
Options forfeitures and cancellations	(1.0)	34.43

Outstanding at April 29, 2011	24.5	$26.62	4.34	$626.5

Options vested and expected to vest as of April 29, 2011	23.3	$26.25	4.27	$604.2
Exercisable at April 29, 2011	13.9	$23.81	3.54	$394.5

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below (in millions except per share information):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Weighted-average fair value per share granted	$15.83	$9.74	$7.28
Weighted-average fair value per share of options assumed in acquisition	$21.15	N/A	N/A
Intrinsic value of options exercised	$325.3	$92.9	$30.3
Proceeds received from the exercise of stock options	$301.1	$165.1	$41.1
Fair value of options vested	$96.6	$165.6	$179.8

There was $91.7 million of total unrecognized compensation expense as of April 29, 2011 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.3 years.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under all option plans as of April 29, 2011 (in millions, except for per share information and life):

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding at April 29, 2011	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$ 0.55	$12.17	0.9	2.38	$9.63	0.8	$9.40
12.25	13.56	2.9	4.57	13.50	1.2	13.48
13.63	20.52	2.5	2.29	17.05	2.3	17.06
20.61	20.86	2.5	4.73	20.71	1.1	20.73
20.92	22.93	2.5	3.59	22.10	1.8	22.10
22.94	24.72	2.6	4.33	24.01	1.5	23.89
24.98	31.73	2.5	3.93	29.15	2.3	29.20
31.89	33.54	3.3	4.77	33.22	1.5	32.89
33.77	39.83	2.5	5.18	37.26	1.2	37.27
40.30	58.99	2.3	6.41	50.43	0.2	46.34

$ 0.55	$58.99	24.5	4.34	$26.62	13.9	$23.81

The following table summarizes activity related to our RSUs (in millions, except the fair value):

	Numbers of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 25, 2008	4.6	$26.30
RSUs granted	2.2	17.16
RSUs vested	(0.8)	28.81
RSUs forfeitures and cancellations	(0.5)	25.48

Outstanding at April 24, 2009	5.5	22.38
RSUs granted	3.1	29.32
RSUs issued in the Stock Option Exchange	3.2	21.73
RSUs vested	(2.1)	24.64
RSUs forfeitures and cancellations	(0.7)	23.39

Outstanding at April 30, 2010	9.0	23.92
RSUs granted	4.7	49.13
RSUs vested	(2.9)	22.52
RSUs forfeitures and cancellations	(0.7)	27.57

Outstanding at April 29, 2011	10.1	$35.79

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs are converted into common stock upon vesting. Upon the vesting of restricted stock, we primarily use the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes and decreases the shares issued to the employee by a corresponding value. The number and the value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Shares withheld for taxes	1.0	0.7	0.3
Fair value of shares withheld	$45.9	$20.8	$5.1

As of April 29, 2011, there was $240.5 million of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 2.6 years.

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

Stock Issuance Program — Under the 1999 Stock Issuance Program, certain eligible persons may be issued shares of common stock directly. No restricted stock awards (RSAs) were issued to employees during fiscal 2011, 2010 and 2009. At April 29, 2011, 7.7 million shares were available for future issuances under this program.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. In fiscal 2011, 2010 and 2009, the plan was amended to increase the share reserved by an additional 5.0 million, 6.7 million and 2.9 million shares of common stock, respectively. Of the 35.2 million shares authorized to be issued under this plan, 4.0 million shares were available for issuance at April 29, 2011. Additional information related to our purchase rights issued under the ESPP is summarized below (in millions, except per share information):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Weighted-average fair value per right granted	$15.86	$8.86	$6.17
Shares issued under the ESPP	6.0	5.1	3.3
Weighted average price of shares issued	$11.50	$10.49	$14.96

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expenses included in the consolidated statements of operations for fiscal 2011, 2010 and 2009, respectively, are as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Cost of product revenues	$3.6	$4.0	$3.3
Cost of service revenues	14.4	14.3	12.3
Sales and marketing	81.5	73.7	65.1
Research and development	44.5	38.5	37.9
General and administrative	31.2	29.3	22.2

Total stock-based compensation expense	$175.2	$159.8	$140.8

The following table summarizes stock-based compensation associated with each type of award (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Employee stock options	$53.7	$61.1	$80.5
RSU’s and restricted stock awards	88.9	64.1	32.9
ESPP	32.6	34.3	27.4
Change in amounts capitalized in inventory	0.0	0.3	0.0

Total stock-based compensation expense	$175.2	$159.8	$140.8

Total income tax benefits (charges) associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Income tax benefits (charges) associated with employee stock transactions	$128.5	$(0.9)	$45.4

Valuation Assumptions

The fair value of each award is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options Year Ended			ESPP Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009	April 29, 2011	April 30, 2010	April 24, 2009
Expected term in years	4.8	4.5	4.0	1.2	1.3	1.3
Risk-free interest rate	2.01%	2.27%	2.11%	0.37%	0.39%	1.16%
Volatility	37%	41%	54%	39%	39%	73%

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program

Since the May 13, 2003 inception of our stock repurchase program through April 29, 2011, we have repurchased a total of 104.3 million shares of our common stock at an average price of $28.06 per share, for an aggregate purchase price of $2.9 billion. As of April 29, 2011, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under this stock repurchase program, and $1.1 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

During fiscal years 2011 and 2010, we did not repurchase any shares of our common stock under the stock repurchase program. During fiscal 2009, we repurchased 17.0 million shares of our common stock at an aggregate cost of $400.0 million, or a weighted average price of $23.58 per share. The repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

Preferred Stock

Our Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (OCI), which is a separate component of stockholders’ equity and is disclosed within the consolidated statements of stockholders’ equity and comprehensive income. OCI includes foreign currency translation adjustments, unrealized gains and losses on derivatives and unrealized gains and losses on our available-for-sale securities, which includes a cumulative temporary impairment charge of $4.5 million, $3.3 million and $7.0 million in fiscal 2011, 2010 and 2009, respectively, associated with our auction rate securities.

The components of accumulated other comprehensive income (loss), net of related tax effects, at the end of each fiscal year, were as follows (in millions):

	April 29, 2011	April 30, 2010	April 24, 2009
Accumulated translation adjustments	$11.6	$1.2	$(0.3)
Accumulated unrealized gain (loss) on available-for-sale investments	3.4	0.9	(4.4)
Accumulated unrealized gain (loss) on derivatives qualifying as cash flow hedges	(2.2)	0.7	(0.5)

Total accumulated other comprehensive income (loss)	$12.8	$2.8	$(5.2)

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Over the next twelve months, it is expected that $2.3 million of derivative net losses recorded in AOCI as of April 29, 2011 will be reclassified into earnings as an adjustment to revenues. The maximum length of time over which forecasted foreign denominated revenues are hedged is six months.

The notional value of our outstanding currency forward contracts that were entered into to hedge forecasted foreign denominated sales and our balance sheet monetary asset and liability exposures consisted of the following (in millions):

	April 29, 2011	April 30, 2010
Cash Flow Hedges
Euro	$104.0	$81.0
British Pound Sterling	20.9	18.9
Balance Sheet Contracts
Euro	253.7	232.6
British Pound Sterling	70.8	57.0
Canadian Dollar	56.0	28.1
Australian Dollar	34.4	23.0
Other	52.6	43.6

As of April 29, 2011 and April 30, 2010, the fair value of our short-term foreign currency contracts was not material. Certain of these contracts are designed to hedge our exposure to foreign monetary assets and liabilities and are not accounted for as a hedging activity. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change. Net deferred gains and losses relating to changes in fair value of our foreign currency contracts that are accounted for as cash flow hedges were not material for any period

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presented. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. The amount of net losses recorded in AOCI as of April 29, 2011 was not material. Gain (loss) on derivative instruments was a loss of $20.6 million in fiscal 2011 and gains of $8.2 million and $20.9 million in fiscal years 2010 and 2009, respectively.

13. Restructuring and Other Charges

Fiscal 2011 restructuring charges primarily related to charges taken as a result of the Akorri acquisition and adjustments to future lease commitments and employee severance costs associated with our fiscal 2009 restructuring plan.

Activities related to the restructuring reserves for fiscal 2011, 2010 and 2009 were as follows (in millions):

	Severance- Related Charges	Facilities	Contract Cancellation Costs	Other	Fixed Assets Write-off	Intangible Write-off	Total
Reserve balance at April 25, 2008	$0.0	$1.9	$0.0	$0.0	$0.0	$0.0	$1.9
Restructuring and other charges	28.0	4.5	0.3	2.9	3.8	14.9	54.4
Cash payments	(17.6)	(1.0)	(0.1)	(1.8)	0.0	0.0	(20.5)
Non-cash charges	0.0	0.3	0.0	0.1	(3.8)	(14.9)	(18.3)
Foreign currency changes	(0.1)	(0.2)	0.0	0.0	0.0	0.0	(0.3)

Reserve balance at April 24, 2009	10.3	5.5	0.2	1.2	0.0	0.0	17.2
Restructuring and other charges	0.6	1.6	(0.1)	0.4	0.0	0.0	2.5
Cash payments	(11.1)	(3.3)	(0.1)	(1.5)	0.0	0.0	(16.0)
Foreign currency changes	0.2	0.3	0.0	(0.1)	0.0	0.0	0.4

Reserve balance at April 30, 2010	0.0	4.1	0.0	0.0	0.0	0.0	4.1
Restructuring and other charges	2.4	(0.6)	0.0	0.0	0.0	0.0	1.8
Cash payments	(2.4)	(3.5)	0.0	0.0	0.0	0.0	(5.9)
Foreign currency changes	0.0	0.1	0.0	0.0	0.0	0.0	0.1

Reserve balance at April 29, 2011	$0.0	$0.1	$0.0	$0.0	$0.0	$0.0	$0.1

Akorri Acquisition Restructuring

In the fourth quarter of 2011, we incurred restructuring charges relating to the acquisition of Akorri. Restructuring expenses of $2.4 million were accrued for and paid out for severance-related charges during this period. As of April 29, 2011 we had approximately $0.1 million relating to abandoned lease-related restructuring reserves resulting from this acquisition.

Fiscal 2009 Restructuring Plans

In February 2009, we announced our decision to execute a worldwide restructuring program, which included a reduction in workforce, the closing or downsizing of certain facilities, and the establishment of a plan to outsource certain internal activities. In December 2008, we announced our decision to cease the development and availability of our SnapMirror® for Open Systems product, which was originally acquired through our acquisition of Topio in fiscal 2007. As part of this decision, we also announced the closure of our engineering facility in Haifa, Israel. As of April 29, 2011, we had no further facilities-related lease payment reserves related to these activities.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2002 Restructuring Plan

As of April 29, 2011, we have no material balances remaining in facility restructuring reserves established as part of a restructuring plan in fiscal 2002 related to future lease commitments on exited facilities, net of expected sublease income.

The total restructuring reserve balance of $0.1 million as of April 29, 2011 was included in other current liabilities.

14. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Domestic	$307.6	$60.2	$(250.9)
Foreign	486.5	386.8	259.2

Total	$794.1	$447.0	$8.3

The provision for (benefit from) income taxes consists of the following (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Current:
Federal	$113.0	$33.6	$16.2
State	(1.3)	1.5	40.8
Foreign	35.6	22.8	11.2

Total current	147.3	57.9	68.2

Deferred:
Federal	(27.5)	(4.6)	(78.7)
State	13.7	(2.9)	(52.0)
Foreign	(12.5)	(3.8)	6.2

Total deferred	(26.3)	(11.3)	(124.5)

Provision for (benefit from) income taxes	$121.0	$46.6	$(56.3)

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Tax computed at federal statutory rate	$277.9	$156.5	$2.9
State income taxes, net of federal benefit	31.1	2.6	(7.9)
Federal credits	(17.8)	(7.8)	(9.2)
Stock-based compensation	(1.3)	(2.6)	10.2
Foreign earnings in lower tax jurisdiction	(146.9)	(105.2)	(51.0)
IRS audit settlement	(21.1)	0.0	0.0
Other	(0.9)	3.1	(1.3)

Provision for (benefit from) income taxes	$121.0	$46.6	$(56.3)

The income tax benefits (charges) associated with dispositions from employee stock transactions were recognized as additional paid-in capital (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Income tax benefits (charges)	$128.5	$(0.9)	$45.4

The components of our deferred tax assets and liabilities are as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010
Deferred Tax Assets:
Inventory reserves and capitalization	$6.6	$5.1
Reserves and accruals not currently deductible	50.2	49.1
Net operating loss and credit carryforwards	120.3	75.3
Stock-based compensation	74.1	90.2
Deferred revenue	176.2	168.7
Capitalized research and development expenditures	3.3	6.6
Investment losses	0.0	2.4
Conditional royalty	13.6	13.6
Other	0.5	1.0

Gross deferred tax assets	444.8	412.0
Valuation allowance	(45.5)	(28.3)

Total deferred tax assets	399.3	383.7
Deferred Tax Liabilities:
Depreciation	11.9	8.0
Acquisition intangibles	7.4	8.5
Convertible notes	28.2	35.2
Other	(1.9)	(1.0)

Total deferred tax liabilities	45.6	50.7

Net deferred tax assets	$353.7	$333.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current and noncurrent net deferred tax assets for fiscal 2011 and 2010 are as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010
Current net deferred tax assets	$145.7	$69.6
Noncurrent net deferred tax assets	208.0	263.4

The valuation allowance increased by $17.2 million and $0.3 million in fiscal 2011 and 2010, respectively. The change in valuation allowance in fiscal 2011 was primarily related to the realizability of state credit carryforwards as a result of the expected application of the California single sales factor apportionment election. The change in valuation allowance in fiscal 2010 was primarily related to changes of blended state tax rates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Balance at beginning of period	$134.5	$110.1	$97.8
Additions based on tax positions related to the current year	12.5	34.9	13.8
Additions for tax positions of prior years	26.3	3.7	0.7
Decreases for tax positions of prior years	(40.0)	(14.2)	(2.2)

Balance at end of period	$133.3	$134.5	$110.1

Of the $133.3 million of unrecognized tax benefits at April 29, 2011, $104.2 million has been recorded and included in other long-term liabilities, of which $92.7 million, if recognized, would affect our provision for income taxes.

We recognize accrued interest and penalties related to unrecognized foreign tax benefits in the income tax provision. During the fiscal years ended 2005 through 2011, we recognized total accrued interest and penalties of approximately $1.0 million and have included this accrual in our liability for unrecognized tax benefits.

During fiscal 2010, we recorded a $32.1 million charge to additional paid in capital related to the establishment of a $26.1 million tax liability to provide for the uncertainty relating to the tax treatment of the termination of the Lehman Brothers bond hedge, as well a $6.0 million deferred tax liability for related temporary tax return differences in the valuation of the convertible debt as a result of the transaction.

We are subject to taxation in the United States, various states, and several foreign jurisdictions.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax Jurisdictions at April 29, 2011

2005 — 2010	United States — federal income tax
2003 — 2010	United States — state and local income tax
2005 — 2010	Australia
2004 — 2010	Germany
2002 — 2010	India
2003 — 2010	Japan
2009 — 2010	The Netherlands
2007 — 2010	United Kingdom
2006 — 2010	Canada

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

During fiscal year 2009, we received Notices of Proposed Adjustments from the IRS in connection with a federal income tax audit of our fiscal 2003 and 2004 tax returns. We filed a protest with the IRS in response to the Notices of Proposed Adjustments and subsequently received a rebuttal from the IRS examination team in response to our protest. In April 2011, we executed a closing agreement with the IRS Appeals Office to close this examination. The Notices of Proposed Adjustments in this audit focused primarily on issues relating to the timing and the amount of income recognized, deductions taken and on the level of cost allocations made to foreign operations during the audit years. The settlement of our 2003-2004 IRS examination resulted in additional liability of $10.8 million, which is almost entirely offset by net operating loss carryforwards. As a result of the examination settlement, we have reduced our reserve for uncertain tax positions and recognized a net benefit of $21.1 million.

We do not include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures. The tax effected amounts of gross unrealized net operating loss and business tax credit carryforwards are $414.2 million as of April 29, 2011, which will result in additional paid in capital if and when realized as a reduction in taxes otherwise paid.

As of April 29, 2011, the amount of accumulated unremitted earnings from our foreign subsidiaries is approximately $872.1 million.

Network Appliance Systems India Pvt. Ltd., our Indian subsidiary, received a tax holiday from the Indian tax authorities attributed to its call center and research and development activities effective June 6, 2003. These activities qualify under the Software Technology Park of India (STPI) incentive for the development and manufacture of computer software and information technology enabled services. Under this tax holiday, net taxable income derived from call center and research and development activities is exempt from Indian taxation.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax holiday expired on March 31, 2011. Other tax and customs benefits remain available. Notwithstanding qualification for the income tax holiday, minimum alternate tax rules in India effective for us as of fiscal 2009 overrode the full tax exemption. For fiscal 2010, we were subject to a minimum alternate tax on this income in India at a rate of 16.99%. The minimum alternate tax paid is eligible for credit against regular tax paid in future years. The credits may be carried forward for ten years.

In April 2010 our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities effective May 1, 2010 that replaces the previous Dutch tax ruling that expired on April 30, 2010. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

As of April 29, 2011, the federal, and state net operating loss carryforwards for income tax purposes were approximately $781.2 million and $352.9 million, respectively. The federal net operating loss carryforwards will begin to expire in fiscal 2022. State net operating losses of $26.4 million will expire in fiscal years 2012 through 2014; $11.3 million will expire in fiscal year 2015 while the remaining $315.2 million will expire in fiscal years 2016 through 2031.

As of April 29, 2011, we had federal and state tax credit carryforwards of approximately $108.9 million and $93.3 million, respectively, available to offset future income tax liabilities. Federal tax credit carryforwards of $55.7 million will begin to expire in fiscal years 2016 through 2023, while the remaining $53.2 million will expire in fiscal years beginning 2024. State tax credits of $0.04 million will expire in fiscal years 2012 through 2014, while the remaining $93.3 million is available indefinitely to reduce cash taxes otherwise payable. As discussed above, most of the net operating loss and tax credit carryovers, if realized, will be recognized as additional paid in capital in that they are employee stock option tax attributes.

On December 17, 2010, the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2009, and before January 1, 2012.

During fiscal year 2010, the IRS commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and, in addition, the California Franchise Tax Board began the examination of our fiscal 2007 and 2008 California income tax returns. These audits are currently in progress.

If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period or subsequently reserved for, our overall tax expense and effective tax rate could be adversely impacted in the period of adjustment.

On September 17, 2010, the Danish tax authorities issued a decision concluding that distributions declared in 2005 and 2006 from the Company’s Danish subsidiary, for which the Company has not paid or accrued any taxes, are subject to Danish at-source dividend withholding tax. The Company believes the assessment is without merit and has appealed this assessment decision with the Danish National Tax Tribunal.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Net Income per Share

The following is a calculation of basic and diluted net income per share for the periods presented (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Numerator:
Net Income	$673.1	$400.4	$64.6
Denominator:
Weighted average common shares outstanding	360.9	339.7	330.4
Weighted average common shares outstanding subject to repurchase	0.0	(0.1)	(0.1)

Shares used in basic computation	360.9	339.6	330.3
Weighted average common shares outstanding subject to repurchase	0.0	0.1	0.1
Dilutive potential shares related to employee equity award plans	14.6	13.2	4.2
Dilutive impact of assumed conversion of Notes	12.7	0.3	0.0
Dilutive impact of warrants	5.5	0.0	0.0

Shares used in diluted computation	393.7	353.2	334.6

Net Income per Share:
Basic	$1.87	$1.18	$0.20

Diluted	$1.71	$1.13	$0.19

The following potential weighted average common shares have been excluded from the diluted net income per share calculations, as their effect would have been antidilutive (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Options and RSUs	2.6	19.3	61.1

Dilutive shares outstanding for fiscal years 2010 and 2009 do not include any effect resulting from warrants and for fiscal 2009 do not include any effect resulting from assumed conversion of the Notes, as their impact would have been anti-dilutive. The Note hedges (as described in Note 10) are not included for purposes of, calculating earnings per share as their effect would be anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized revenues by geographic region for fiscal 2011, 2010 and 2009, based on the our internal management system and as utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker (CODM), is as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Americas (United States, Canada and Latin America)*	$2,899.0	$2,208.1	$1,805.2
Europe, Middle East and Africa	1,719.1	1,329.1	1,213.3
Asia Pacific and Japan	504.5	394.2	387.9

Net revenues	$5,122.6	$3,931.4	$3,406.4

*	Sales to the United States accounted for $2,593.2 million, $1,971.7 million and $1,622.3 million in fiscal 2011, 2010 and 2009, respectively.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, as of April 29, 2011 and April 30, 2010 were attributable to our U.S. operations. The following table presents total cash, cash equivalents, restricted cash and investments held in the United States and outside of the United States in various foreign subsidiaries (in millions):

	Year Ended
	April 29, 2011	April 30, 2010
United States	$3,037.5	$2,086.4
International	2,211.8	1,712.5

Total cash, cash equivalents, restricted cash and investments	$5,249.3	$3,798.9

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	Year Ended
	April 29, 2011	April 30, 2010
United States	$840.2	$735.0
International	71.4	69.4

Total property and equipment	$911.6	$804.4

No more than ten percent of property and equipment was located in any single foreign country.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International sales to single foreign countries which accounted for ten percent or more of net revenues were as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Germany	$618.0	$441.1	$380.2

Sales to customers, who are distributors, which accounted for ten percent or more of net revenues were as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Arrow Electronics, Inc.	$903.0	$550.7	$360.3
Avnet, Inc.	639.0	444.0	356.4

The following customers accounted for ten percent or more of net accounts receivable (in millions):

	April 29, 2011	April 30, 2010
Arrow Electronics, Inc.	$101.4	$48.7
Avnet, Inc.	$107.5	$29.1

17. Employee Benefits and Deferred Compensation

Employee 401(k) Plans

We have established a 401(k) tax-deferred savings plan. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. In 2011, 2010 and 2009, we matched 50% of the employee’s contribution up to a total of 6% of the employee’s annual salary, and the matched contributions are vested over 3 years. The amounts we contributed to this plan were as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
401(k) contributions	$15.6	$9.2	$13.6

Deferred Compensation Plans

We have a non-qualified deferred compensation plan that allows a group of employees within the United States to contribute base salary and/or incentive compensation on a tax deferred basis in excess of the IRS limits imposed on 401(k) plans. The amounts of the marketable securities related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and the related deferred compensation liability under this plan, which are recorded primarily in other long-term liabilities were as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010
Deferred compensation plan assets	$20.2	$12.6
Deferred compensation liabilities reported as:
Other current liabilities	3.7	2.3
Other long-term liabilities	16.5	10.3

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Health Care Plan

We maintain a plan to provide postretirement health and welfare benefits to certain executives who meet certain age and service requirements. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. There is no funding requirement associated with the plan and none of the benefit obligation was funded as of April 29, 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

The accumulated postretirement benefit obligation is summarized as follows and is classified in other long term liabilities in the accompanying consolidated balance sheets (in millions):

	April 29, 2011	April 30, 2010
Accumulated postretirement benefit obligation	$5.4	$4.8

18. Commitments and Contingencies

Operating Leases — We lease office space in several U.S. locations. Outside the United States, larger leased sites include sites in The Netherlands, Australia, Belgium, France, Germany, India, Japan, and the United Kingdom. We also lease equipment and vehicles.

As of April 29, 2011, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC which require us to lease certain portions of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third party for an amount equal to at least 85% of the costs (residual guarantee), and be liable for any deficiency between the net proceeds received from the third party and such amounts; or (iii) pay BNPPLC supplemental payments for an amount equal to at least 85% of the costs (residual guarantee), in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at April 29, 2011 and the date we began to make payments for each of our leasing arrangements (in millions):

Leasing Arrangements	Cost	Residual Guarantee	LIBOR Plus Spread or Fixed Rate	Lease Commencement Date	Term
1	$ 48.5	$ 41.2	3.69%	January 2008	5 years
2	80.0	68.0	0.79%	December 2007	5 years
3	10.5	8.9	3.67%	December 2007	5 years
4	10.6	9.0	3.69%	December 2007	5 years

These leases require us to maintain specified financial covenants with which we were in compliance as of April 29, 2011. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than three to one and a minimum amount of Unencumbered Cash and Short-Term Investments of $300 million.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 29, 2011 are as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Office operating lease payments	$30.3	$26.4	$22.5	$20.9	$14.9	$11.7	$126.7
Real estate lease payments	3.2	129.2	0.0	0.0	0.0	0.0	132.4
Equipment operating lease payments	21.5	13.2	6.5	0.6	0.0	0.0	41.8
Less: Sublease income	(1.4)	(1.4)	(1.1)	(1.1)	(0.5)	0.0	(5.5)

Total lease commitments	$53.6	$167.4	$27.9	$20.4	$14.4	$11.7	$295.4

Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas Leasing Corporation (BNPPLC) are (i) lease commitments, which are based on the LIBOR rate at April 29, 2011 plus a spread or a fixed rate, for terms of five years; and (ii) included in the amount for fiscal year 2013 at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings.

As of April 29, 2011, we estimated that the fair value of the properties under synthetic lease was $35.8 million less than their aggregate residual guarantees. We are accruing for this deficiency over the remaining terms of the respective leases. As of April 29, 2011, a deficiency reserve of $16.1 million was included in other long-term liabilities.

Rent expense in fiscal 2011, 2010 and 2009 was as follows (in millions):

	Year Ended
	April 29, 2011	April 30, 2010	April 24, 2009
Facilities rent expense	$51.7	$43.2	$40.6
Equipment rent expense	23.1	23.4	25.3

	$74.8	$66.6	$65.9
Less: sublease income	(6.3)	(12.5)	(11.8)

Net rent expense	$68.5	$54.1	$54.1

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $176.0 million in non-cancelable purchase commitments with our contract manufacturers as of April 29, 2011. In addition, we recorded a liability for firm non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of April 29, 2011 and April 30, 2010, such liability amounted to $4.5 million and $3.8 million, respectively, and is included in other current liabilities in the consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. We had $36.1 million in capital purchase commitments and $270.0 million in other purchase commitments as of April 29, 2011.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 29, 2011, our financial guarantees of $5.3 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds.

Product Warranties

We provide customers a warranty on software of ninety days and a warranty on hardware of three years. The following table summarizes our warranty reserves (in millions):

	Year Ended
	April 29, 2011	April 30, 2010
Beginning balance	$31.9	$42.3
Expense accrued during the period	31.8	16.0
Warranty costs incurred	(23.2)	(26.4)

Ending balance	$40.5	$31.9

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our third-party funding companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party leasing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer the revenues associated with the end-user financing arrangement in accordance with our revenue recognition policies. As of April 29, 2011, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $89.0 million, and the related deferred revenue and cost of revenues totaled approximately $87.7 million and $7.6 million, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another noninfringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 29, 2011 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of April 29, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011, and the hearing on these motions is scheduled for July 15, 2011.

19. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for fiscal 2011 and 2010 was as follows (in millions, except per share amounts):

	Year Ended April 29, 2011
	Q1 (1)	Q2 (1)	Q3 (1)	Q4 (2)
Net revenues	$1,153.7	$1,251.0	$1,289.6	$1,428.3
Gross profit	737.8	816.5	846.2	928.2
Income before income taxes	171.0	202.3	212.7	208.1
Net income	150.7	175.4	186.4	160.6
Net income per share, basic	0.43	0.49	0.51	0.44
Net income per share, diluted	0.40	0.45	0.46	0.40

	Year Ended April 30, 2010
	Q1	Q2	Q3	Q4
Net revenues	$838.0	$910.0	$1,011.7	$1,171.7
Gross profit	522.5	606.7	641.5	748.5
Income before income taxes	59.2	106.0	117.9	163.9
Net income	51.7	95.7	107.9	145.1
Net income per share, basic	0.15	0.28	0.32	0.42
Net income per share, diluted	0.15	0.27	0.30	0.40

(1)	The amounts previously reported in our Quarterly Reports on Form 10-Q for fiscal 2011 have been adjusted to reflect the retrospective adoption of new revenue recognition accounting standards, which is discussed more fully in Note 2. The impact from the adoption was as follows (in millions, except per share amounts):

	Year Ended April 29, 2011
	Q1	Q2	Q3
Net revenues	$15.9	$43.6	$21.5
Gross profit	13.4	15.4	22.4
Income before income taxes	13.4	15.4	22.4
Net income	8.9	10.8	13.9
Net income per share, basic	0.03	0.03	0.04
Net income per share, diluted	0.02	0.03	0.04

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	As a result of the adoption of new revenue recognition accounting standards, fourth quarter fiscal 2011 net revenues and net income were higher by $48.2 million and $19.4 million, respectively

In the fourth quarter of fiscal 2011 we identified classification errors in previously issued interim condensed consolidated balance sheets as of October 29, 2010 and January 28, 2011, related to our 1.75% convertible senior notes due June 2013 (the “Notes”) which had met the conversion threshold set forth in the Notes. See note 10 for the further discussion regarding the Notes. The Notes were previously reported as a long term liability of $1,125.4 million and $1,137.7 million as of October 29, 2010 and January 28, 2011, and should have been reflected as a current liability. In addition $139.6 million and $127.3 million as of October 29, 2010 and January 28, 2011, respectively, was recorded within additional paid-in-capital and should have been presented as temporary equity. Management has determined that the foregoing errors are not material to the previously issued interim condensed consolidated financial statements. The Company made these reclassifications in the consolidated balance sheet as of April 29, 2011, and will prospectively correct the classification errors in our interim condensed consolidated financial statements during fiscal 2012. The errors did not affect the previously reported results of operations or cash flows of the Company.

20. Subsequent Event

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio external storage systems business (ESG) of LSI Corporation (LSI). We paid LSI $480 million in cash and also assumed certain assets and liabilities related to ESG. Over the next three years, LSI will pay us between $13.0 million and $14.5 million to service certain LSI customer warranties. This acquisition will enable us to address emerging and fast-growing market segments such as video, including full-motion video capture and digital video surveillance, as well as high performance computing applications, such as genomics sequencing and scientific research.

We are in the process of completing a purchase price allocation for this acquisition. We currently expect between $250.0 million and $350.0 million of the purchase price to be allocated to identifiable intangible assets other than goodwill in the final purchase price allocation. A preliminary purchase price allocation is currently expected to be included in our consolidated financial statements for the quarter ending July 29, 2011.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of ESG as if it were consummated on April 25, 2009. Due to differing fiscal year ends of NetApp and ESG, the unaudited pro forma condensed combined financial information is based on the historical results of NetApp for fiscal 2011 and fiscal 2010, respectively and the historical results of ESG for the twelve month periods ended April 3, 2011 and April 4, 2010, respectively. The unaudited pro forma condensed combined financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on April 25, 2009 (the beginning of the earliest period presented) and should not be taken as representative of future consolidated results of operations of the combined company (in millions).

	Year Ended
	April 29, 2011	April 30, 2010
Net revenues	$5,823.8	$4,605.7

Net income	$606.8	$366.9

An adjustment of $2.5 million has been reflected in the unaudited pro forma condensed combined information to exclude acquisition related costs directly attributable to the acquisition because they will not have a continuing impact on the combined results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 29, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of April 29, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 29, 2011 of the Company and our report dated June 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the change in the Company’s method for recognizing revenue for multiple element arrangements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 23, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” in the Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, NetApp’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See the Exhibit Index immediately following Schedule II of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS GEORGENS Thomas Georgens	Chief Executive Officer, President and Director, (Principal Executive Officer and Principal Operating Officer)	June 23, 2011

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Lead Independent Director	June 23, 2011

/s/ STEVEN J. GOMO Steven J. Gomo	Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 23, 2011

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Executive Chairman of the Board	June 23, 2011

/s/ JEFFRY R. ALLEN Jeffry R. Allen	Director	June 23, 2011

/s/ ALAN L. EARHART Alan L. Earhart	Director	June 23, 2011

/s/ GERALD HELD Gerald Held	Director	June 23, 2011

Signature	Title	Date

/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	June 23, 2011

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 23, 2011

/s/ ROBERT T. WALL Robert T. Wall	Director	June 23, 2011

/s/ RICHARD P. WALLACE Richard P. Wallace	Director	June 23, 2011

SCHEDULE II

NETAPP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 29, 2011, April 30, 2010 and April 24, 2009

(In millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Reductions and Write-offs	Balance at End of Period
Allowance for doubtful accounts:
2011	$1.6	$(0.8)	$0.3	$0.5
2010	$3.1	$0.0	$1.5	$1.6
2009	$2.4	$1.1	$0.4	$3.1

EXHIBIT INDEX

Exhibit No	Description

2.1(20) †	Agreement and Plan of Merger, dated as of May 20, 2009, by and among the Company, Kentucky Merger Sub One Corporation, Derby Merger Sub Two LLC and Data Domain, Inc.

2.2(20)	Amendment No. 1 to Agreement and Plan of Merger, dated June 3, 2009, by and among the Company, Kentucky Merger Sub One Corporation, Derby Merger Sub Two LLC and Data Domain, Inc.

2.3(21)	Termination Notice to the Merger Agreement, dated July 8, 2009, by and among the Company, Data Domain, Inc., Kentucky Merger Sub One Corporation, a direct, wholly owned subsidiary of NetApp, Inc., and Derby Merger Sub Two LLC, a direct, wholly owned subsidiary of the Company.

2.4†	Asset Purchase Agreement, dated as of March 9, 2011, by and between LSI Corporation as Seller and the Company as Buyer.

3.1(15)	Certificate of Incorporation of the Company, as amended.

3.2(29)	Bylaws of the Company, as amended.

4.1(17)	Indenture for 1.75% Convertible Senior Notes Due 2013, dated as of June 10, 2008, by and between U.S. Bank National Association, as Trustee, and the Company.

4.2(17)	Registration Rights Agreement, dated as of June 10, 2008, by and among Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and the Company.

10.1(25) *	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.

10.2(23) *	The Company’s Amended and Restated Change of Control Severance Agreement (CEO)

10.3(23) *	The Company’s Amended and Restated Change of Control Severance Agreement (Executive Chairman).

10.4(16) *	Form of Change of Control Severance Agreements (Non-CEO Executives)

10.5(22) *	The Company’s Amended and Restated Executive Compensation Plan.

10.6(5) *	The Company’s Deferred Compensation Plan.

10.7*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended on February 4, 2011.

10.8(1)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.

10.9(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.

10.10(9)	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).

10.11(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).

10.12(28) *	The Company’s Amended and Restated 1999 Stock Option Plan.

10.13(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.

10.14(26)	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).

Exhibit No	Description

10.15(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).

10.16(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).

10.17(26)	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).

10.18(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).

10.19(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

10.20(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).

10.21(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).

10.22(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).

10.23(19) *	WebManage Technologies, Inc. 1999 Stock Option Plan.

10.24(3) *	Spinnaker Networks, Inc. 2000 Stock Plan.

10.25(4) *	Alacritus, Inc. 2005 Stock Plan.

10.26(6)	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

10.27(6)	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

10.28(6)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

10.29(10) *	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.

10.30(14) *	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).

10.31(30) *	Akorri Networks, Inc. 2010 Equity Incentive Plan, including form of Restricted Stock Unit Agreement.

10.32(27) *	Bycast Inc. 2010 Equity Incentive Plan

10.33(27) *	Incentive Stock Option Plan of Bycast Inc.

10.34(2)	Patent Cross License Agreement, dated as of October 1, 2000, by and between Intel Corporation and the Company.

10.35(7)	Asset Purchase Agreement, dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

10.36(8)	Purchase and Sale Agreement, dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.

10.37(11)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.

Exhibit No	Description

10.38(12)	Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.

10.39(15)	Amended and Restated Closing Certificate and Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.40(15)	Amended and Restated Construction Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.41(15)	Amended and Restated Lease Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.42(15)	Amended and Restated Common Definitions and Provisions Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.43(15)	Amended and Restated Purchase Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.44(15)	Amended and Restated Ground Lease (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.45(15)	First Modification Agreement (Building 7), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.

10.46(31)	Second Modification Agreement (Building 7), dated as of December 31, 2010, by and between BNP Paribas Leasing Corporation and the Company.

10.47(13)	Closing Certificate and Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.48(13)	Lease Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.49(13)	Common Definitions and Provisions Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.50(13)	Purchase Agreement (Moffett Business Center), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.51(15)	First Modification Agreement (Moffett Business Center), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.

10.52(31)	Second Modification Agreement (Moffett Business Center), dated as of December 31, 2010, by and between BNP Paribas Leasing Corporation and the Company.

10.53(13)	Closing Certificate and Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.54(13)	Lease Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.55(13)	Common Definitions and Provisions Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.56(13)	Purchase Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.57(15)	First Modification Agreement (1299 Orleans), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.

10.58(31)	Second Modification Agreement (1299 Orleans), dated as of December 31, 2010, by and between BNP Paribas Leasing Corporation and the Company.

Exhibit No	Description

10.59(24)	Agreement to Sell, dated as of November 18, 2009, by and between Bhoruka Financial Services Limited, as Seller, and NetApp India Private Limited, as Buyer.

10.60(17)	Form of Convertible Bond Hedge Confirmation.

10.61(17)	Form of Warrant Confirmation.

10.62(17)	Form of Amendment to Warrant Confirmation.

10.63(18)	Settlement Agreement entered into among the U.S.A, acting through the United States Department of Justice and on behalf of the General Services Administration, the Company and Igor Kapuscinski.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Proxy Statement dated August 21, 1998.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.
(3)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated March 1, 2004.
(4)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated July 7, 2005.
(6)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.
(10)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 4, 2007.
(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 5, 2008.
(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated February 25, 2008.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2008.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 10, 2008.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 17, 2009.
(19)	Previously filed as an exhibit to the Company’s S-8 registration statement dated January 16, 2001.
(20)	Previously filed as an exhibit to Registration Statement on Form S-4, as filed with the SEC on June 4, 2009.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 4, 2009.
(22)	Previously filed as exhibits to the Company’s Proxy Statement dated August 20, 2009.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 2, 2009.
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 25, 2009.
(25)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 1, 2010.
(26)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 18, 2010.
(27)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 18, 2010.
(28)	Previously filed as an appendix to the Company’s Proxy Statement dated July 13, 2010.
(29)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 6, 2010.
(30)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated February 4, 2011.
(31)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 4, 2011
*	Identifies management plan or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.
†	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

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