Form 10-Q
period 2011-07-29
NetApp, Inc.
filed 2011-09-01
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2011

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

(408) 822-6000

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock	368,419,472

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	July 29, 2011	April 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,543.2	$2,757.3
Short-term investments	2,170.9	2,417.4
Accounts receivable, net of allowance of $0.5 million at July 29, 2011 and April 29, 2011	597.0	742.6
Inventories	138.2	108.5
Other current assets	388.3	339.4

Total current assets	5,837.6	6,365.2
Property and equipment, net	993.3	911.6
Goodwill	904.0	760.3
Other intangible assets, net	300.8	53.0
Long-term investments and restricted cash	60.1	69.2
Other non-current assets	350.0	339.5

Total assets	$8,445.8	$8,498.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$250.8	$232.8
Accrued compensation and related benefits	217.6	437.2
Other current liabilities	298.9	325.8
1.75% Convertible Senior Notes Due 2013	1,163.1	1,150.4
Short-term deferred revenue	1,240.8	1,226.6

Total current liabilities	3,171.2	3,372.8
Other long-term liabilities	206.1	192.9
Long-term deferred revenue	1,141.7	1,088.3

Total liabilities	4,519.0	4,654.0

Commitments and contingencies (Note 15)
1.75% Convertible Senior Notes Due 2013	101.9	114.6

Stockholders’ equity:
Common stock (473.2 and 473.3 shares issued at July 29, 2011 and April 29, 2011)	0.5	0.5
Additional paid-in capital	4,084.2	3,970.3
Treasury stock at cost (104.3 shares at July 29, 2011 and April 29, 2011)	(2,927.4)	(2,927.4)
Retained earnings	2,652.4	2,674.0
Accumulated other comprehensive income	15.2	12.8

Total stockholders’ equity	3,824.9	3,730.2

Total liabilities and stockholders’ equity	$8,445.8	$8,498.8

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 29, 2011	July 30, 2010
Revenues:
Product	$965.7	$737.5
Software entitlements and maintenance	198.2	174.2
Service	294.3	242.0

Net revenues	1,458.2	1,153.7

Cost of revenues:
Cost of product	437.4	310.2
Cost of software entitlements and maintenance	5.3	3.4
Cost of service	118.6	102.3

Total cost of revenues	561.3	415.9

Gross profit	896.9	737.8

Operating expenses:
Sales and marketing	454.8	354.2
Research and development	198.6	149.5
General and administrative	65.1	56.2
Acquisition related expense	2.2	0.3

Total operating expenses	720.7	560.2

Income from operations	176.2	177.6
Other expense, net:
Interest income	10.6	9.8
Interest expense	(19.4)	(18.6)
Other income (expense), net	(0.3)	2.2

Total other expense, net	(9.1)	(6.6)

Income before income taxes	167.1	171.0
Provision for income taxes	27.6	20.3

Net income	$139.5	$150.7

Net income per share:
Basic	$0.38	$0.43

Diluted	$0.34	$0.40

Shares used in net income per share calculations:
Basic	370.3	352.4

Diluted	405.5	374.3

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 29, 2011	July 30, 2010
Cash flows from operating activities:
Net income	$139.5	$150.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.5	40.7
Stock-based compensation	58.1	44.3
Accretion of discount and issuance costs on notes	13.7	12.9
Unrealized losses (gains) on derivative activities	(6.7)	10.8
Deferred income taxes	(23.4)	11.9
Tax benefit (charges) from stock-based compensation	28.7	(12.0)
Excess tax benefit from stock-based compensation	(32.1)	0.0
Other non-cash items, net	(0.5)	(0.1)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	145.0	91.6
Inventories	6.8	25.0
Other operating assets	(10.4)	9.9
Accounts payable	22.8	(34.4)
Accrued compensation and other current liabilities	(248.3)	(221.6)
Deferred revenue	66.7	25.7
Other operating liabilities	12.2	21.9

Net cash provided by operating activities	240.6	177.3

Cash flows from investing activities:
Purchases of investments	(564.9)	(726.1)
Redemptions of investments	810.7	432.2
Purchases of property and equipment	(98.3)	(40.2)
Acquisition of businesses, net of cash acquired	(480.0)	(74.9)
Other investing activities, net	1.7	0.1

Net cash used in investing activities	(330.8)	(408.9)

Cash flows from financing activities:
Issuance of common stock	46.6	139.9
Repurchase and retirement of common stock	(200.0)	0.0
Excess tax benefit from stock-based compensation	32.1	0.0
Other financing activities	0.3	0.0

Net cash provided by (used in) financing activities	(121.0)	139.9

Effect of exchange rate changes on cash and cash equivalents	(2.9)	(1.3)
Net decrease in cash and cash equivalents	(214.1)	(93.0)
Cash and cash equivalents:
Beginning of period	2,757.3	1,705.0

End of period	$2,543.2	$1,612.0

See accompanying notes to consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Condensed Consolidated Financial Statements

Fiscal Year — We operate on a 52-week or 53-week year ending on the last Friday in April. The first quarters of fiscal 2012 and 2011 were both 13-week periods.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended April 29, 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 23, 2011. The results of operations for the three month period ended July 29, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

Financial Statements Presentation — Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current year presentation.

3.	Significant Accounting Policies

There have been no significant changes in our significant accounting policies for the three month period ended July 29, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2011.

Accounting Standards Recently Adopted

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition guidance. Concurrently, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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

We elected to early adopt these standards in the fourth quarter of fiscal 2011, and the standards were applied retrospectively from the beginning of fiscal 2011 for new and materially modified revenue arrangements originating after April 30, 2010. Previously reported quarterly results have been adjusted to reflect the adoption of these standards and differ from the originally reported results.

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

For sales of software deliverables after April 30, 2010 and for all transactions entered into prior to the first quarter of fiscal year 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a multiple element arrangement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is software entitlements and maintenance (SEM) and/or service. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or when fair value can be established. In instances where the only undelivered element without fair value is SEM, the entire arrangement is recognized ratably over the maintenance period.

Recent Accounting Standards Not Yet Effective

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning in our first quarter of fiscal 2013 and is required to be applied retrospectively. There will be no impact to the Company’s results as the guidance relates only to financial statement presentation.

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for us prospectively beginning in the fourth quarter of fiscal 2012, and we are currently evaluating the impact of adoption on our financial statements.

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

4.	Statements of Cash Flows

Supplemental cash flows and noncash investing and financing activities are as follows (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Noncash Investing and Financing Activities:
Acquisition of property and equipment on account	$33.7	$20.3
Acquisition of property and equipment through long-term financing	$0.0	$12.6
Options assumed from acquired business	$0.0	$3.3
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$13.1	$8.0
Interest paid	$11.2	$11.1

5.	Business Combinations

Fiscal 2012 Acquisition

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio external storage systems business (Engenio) of LSI Corporation (LSI). We paid LSI $480 million in cash and also assumed certain liabilities related to Engenio. During the three years following the acquisition, LSI will pay us a total of $13.0 million to service certain LSI customer warranties. This acquisition will enable us to address growing customer requirements in the areas of high bandwidth and intensive analytics workloads such as video, including full-motion video capture and digital video surveillance, as well as high-performance computing applications, such as genomics sequencing and scientific research.

The purchase price was allocated to Engenio’s net tangible and intangible assets as of the date of acquisition based on various fair value estimates and analyses, including work performed by third-party valuation specialists.

The following are the preliminary estimated fair value of assets acquired and liabilities assumed as of the closing date (in millions):

Current assets	$49.8
Property and equipment	33.3
Identified intangible assets	272.1
Goodwill	143.7
Other assets	9.3

Total assets acquired	508.2
Current liabilities	(20.9)
Other liabilities	(7.3)

Total purchase price	$480.0

As this was an asset acquisition, U.S. goodwill is deductible for income tax purposes. The goodwill is comprised of expected synergies in utilizing Engenio’s technology in the Company’s products and channels (and vice versa), reduction in future combined research and development expenses, and intangible assets, such as acquired workforce, that do not qualify for separate recognition.

Adjustments may be made to the allocation of the purchase price during the measurement period to reflect adjustments related to facts existing at the time of the acquisition.

The identified intangible assets as of the date of acquisition, which are amortized on a straight-line basis over their estimated useful lives, consisted of the following (in millions, except useful life):

	Fair Value	Useful Life (Years)
Developed technology	$216.0	5
Customer contracts/relationships	45.0	2
Trademarks and trade names	7.0	2
Order backlog	2.5	0
Covenant not to compete	1.6	3

Total identified intangible assets	$272.1

Our consolidated net revenues for the three months ended July 29, 2011 include $157.1 million attributable to Engenio since the acquisition. Due to continued integration of the combined businesses since the date of acquisition, it is impractical to determine the earnings contributed by Engenio.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Engenio as if it were consummated on May 1, 2010 (the beginning of the comparable prior annual reporting period). Due to historically differing fiscal year ends of the Company and Engenio, the unaudited pro forma condensed combined financial information for the fiscal quarter ended July 30, 2010 is based on the historical results of the Company for the fiscal quarter ended July 30, 2010 and the historical results of Engenio for the three months ended July 4, 2010.

The unaudited pro forma condensed combined financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on May 1, 2010 and should not be taken as representative of future consolidated results of operations of the combined company (in millions).

	Three Months Ended
	July 29, 2011	July 30, 2010
Net revenues	$1,466.8	$1,322.7

Net income	$145.9	$138.4

A nonrecurring adjustment of $5.6 million has been reflected in the unaudited pro forma condensed combined information with the effect of increasing net income for the three month period ended July 29, 2011 and decreasing net income for the three month period ended July 30, 2010 to present the impact on cost of sales from the step-up in inventory as if the acquisition occurred on May 1, 2010.

The following acquisition related expenses consisted primarily of due diligence, legal and other one-time integration charges and are included in acquisition related expense in our condensed consolidated statements of operations:

Three Months Ended
July 29, 2011
Acquisition related expense	$2.2

Fiscal 2011 Acquisitions

During fiscal 2011, we acquired two privately held companies, Akorri Networks, Inc. (Akorri), and Bycast Inc. (Bycast). Akorri, headquartered in Massachusetts, is a provider of data center management software focused on performance and capacity analytics for virtualized, shared information technology infrastructures. The Akorri acquisition extends our offering by adding performance capacity analytics to provide customers greater visibility across the entire IT stack, resulting in further improvement in IT efficiency and flexibility through functions that help control, automate, and analyze their shared IT infrastructure. Bycast, headquartered in Vancouver, Canada, develops and sells software designed to manage petabyte-scale, globally distributed repositories of images, video and records for enterprises and service providers. The Bycast acquisition extends our position in unified storage by adding an object-based storage software offering, which simplifies the task of large-scale storage and improves the ability to search and locate data objects.

The following table summarizes the purchase price components and equity interests acquired (in millions):

	Akorri	Bycast
Acquisition date	January 31, 2011	May 13, 2010
Percentage of equity interest acquired	100%	100%
Total purchase price	$62.3	$83.8
Cash component of purchase price	$62.3	$80.5
Fair value of vested options assumed	$0.0	$3.3
Purchase price held in escrow to secure obligations of acquired entity	$7.9	$13.1
Release of escrow (number of years subsequent to acquisition date)	1.5	1.5

A summary of the purchase price allocation as of the respective acquisition dates is as follows (in millions):

	Akorri	Bycast
Cash	$0.7	$5.7
Identified intangible assets	22.0	23.6
Goodwill	23.3	56.0
Deferred income taxes	9.9	(3.9)
Other assets, net	6.4	2.4

Total purchase price	$62.3	$83.8

Due to continued integration of the combined businesses since the date of acquisition, it is impractical to determine the revenue and earnings contributed by Akorri and Bycast. As Akorri and Bycast were stock acquisitions, goodwill is not deductible for income tax purposes.

The results of operations of the acquired entities are included in our condensed consolidated statements of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.

6.	Goodwill and Purchased Intangible Assets

Goodwill and identified intangible assets are summarized as follows (in millions):

Goodwill:
April 29, 2011	$760.3
Additions	143.7

July 29, 2011	$904.0

	July 29, 2011			April 29, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Identified Intangible Assets:
Developed technology	$282.1	$(37.1)	$245.0	$66.1	$(23.2)	$42.9
Customer contracts/relationships	59.5	(13.6)	45.9	12.0	(4.6)	7.4
Trademarks and trade names	14.7	(6.7)	8.0	7.7	(5.5)	2.2
Covenants not to compete	2.2	(0.3)	1.9	0.6	(0.1)	0.5

Total identified intangible assets	$358.5	$(57.7)	$300.8	$86.4	$(33.4)	$53.0

Amortization expense for identified intangible assets is summarized below (in millions):

	Three Months Ended		Statements of Operations Classifications
	July 29, 2011	July 30, 2010
Developed technology	$13.9	$4.4	Cost of product revenues
Customer contracts/relationships	9.0	0.8	Sales and marketing
Trademarks and trade names	1.2	0.3	Sales and marketing
Covenants not to compete	0.2	0.0	Sales and marketing / Research and development

	$24.3	$5.5

As of July 29, 2011, future amortization expense related to identifiable intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2012	$64.7
2013	84.2
2014	52.0
2015	50.7
2016	46.9
2017	2.3

Total	$300.8

7.	Balance Sheet Detail

Cash and cash equivalents (in millions):

	July 29, 2011	April 29, 2011
Cash	$897.3	$1,169.1
Cash equivalents	1,645.9	1,588.2

	$2,543.2	$2,757.3

Inventories (in millions):

	July 29, 2011	April 29, 2011
Purchased components	$17.2	$7.5
Work-in-process	0.4	0.1
Finished goods	120.6	100.9

	$138.2	$108.5

Other current assets (in millions):

	July 29, 2011	April 29, 2011
Net deferred tax assets	$179.0	$145.7
Prepaid expenses and other current assets	203.2	188.4
Short-term restricted cash	6.1	5.3

	$388.3	$339.4

Property and equipment (in millions):

	July 29, 2011	April 29, 2011
Land	$206.1	$204.7
Buildings and building improvements	417.0	406.2
Leasehold improvements	83.4	79.3
Computers, production, engineering and other equipment	532.1	475.5
Software	275.7	270.4
Furniture and fixtures	68.3	61.5
Construction-in-progress	132.1	91.9

	1,714.7	1,589.5
Accumulated depreciation and amortization	(721.4)	(677.9)

	$993.3	$911.6

Software includes capitalized internal-use software development costs. The net book value of computer software is as follows:

	July 29, 2011	April 29, 2011
Computer software	$82.7	$88.3

Long-term investments and restricted cash (in millions):

	July 29, 2011	April 29, 2011
Auction rate securities	$56.3	$65.1
Restricted cash	2.8	2.8
Private equity fund	1.0	1.3

	$60.1	$69.2

Short-term and long-term deferred revenue (in millions):

	July 29, 2011	April 29, 2011
Product	$44.2	$106.2
SEM and service	2,338.3	2,208.7

Total	$2,382.5	$2,314.9

Reported as:
Short-term	$1,240.8	$1,226.6
Long-term	1,141.7	1,088.3

Total	$2,382.5	$2,314.9

8.	Financial Instruments and Fair Value

The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby the inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs reflect quoted prices for identical assets or liabilities in less active markets; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Investments

The following is a summary of our investments at July 29, 2011 and April 29, 2011, respectively (in millions):

	July 29, 2011				April 29, 2011
		Gross Unrealized		Estimated		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Corporate bonds	$2,038.5	$9.7	$(1.0)	$2,047.2	$1,643.2	$10.2	$(0.6)	$1,652.8
Auction rate securities	59.5	0.3	(3.5)	56.3	69.2	0.4	(4.5)	65.1
U.S. treasury and government debt securities	0.0	0.0	0.0	0.0	661.9	0.6	(0.7)	661.8
Commercial paper	131.6	0.0	0.0	131.6	5.0	0.0	0.0	5.0
Municipal bonds	1.5	0.0	0.0	1.5	1.5	0.0	0.0	1.5
Certificates of deposit	111.4	0.4	0.0	111.8	96.3	0.0	0.0	96.3
Money market funds	1,524.7	0.0	0.0	1,524.7	1,539.6	0.0	0.0	1,539.6
Equity funds	23.6	0.0	0.0	23.6	20.2	0.0	0.0	20.2
Private equity fund	1.0	0.0	0.0	1.0	1.3	0.0	0.0	1.3

Total debt and equity securities	$3,891.8	$10.4	$(4.5)	$3,897.7	$4,038.2	$11.2	$(5.8)	$4,043.6

The following table presents the contractual maturities of our debt investments as of July 29, 2011 (in millions):

	Cost	Fair Value
Due in one year or less	$748.5	$750.0
Due in one through five years	1,413.2	1,420.9
Due after ten years*	59.5	56.3

	$2,221.2	$2,227.2

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 29, 2011 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,047.2	$0.0	$2,047.2	$0.0
Municipal bonds	1.5	0.0	1.5	0.0
Commercial paper	131.6	0.0	131.6	0.0
Certificates of deposit	111.8	0.0	111.8	0.0
Money market funds	1,524.7	1,524.7	0.0	0.0
Auction rate securities	56.3	0.0	0.0	56.3
Equity funds	23.6	23.6	0.0	0.0
Private equity fund	1.0	0.0	0.0	1.0
Foreign currency contracts	1.6	0.0	1.6	0.0

Total	$3,899.3	$1,548.3	$2,293.7	$57.3

Liabilities
Foreign currency contracts	$4.2	$0.0	$4.2	$0.0

Reported as (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,645.9	$1,524.7	$121.2	$0.0
Short-term investments	2,170.9	0.0	2,170.9	0.0
Other current assets	5.3	3.7	1.6	0.0
Long-term investments	56.3	0.0	0.0	56.3
Other non-current assets	20.9	19.9	0.0	1.0

Total	$3,899.3	$1,548.3	$2,293.7	$57.3

Liabilities
Other current liabilities	$4.2	$0.0	$4.2	$0.0

The unrealized losses on our available-for-sale investments in corporate bonds were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we neither intend to sell nor are likely to be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of July 29, 2011.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs as of July 29, 2011 (in millions).

	Auction Rate Securities	Private Equity Fund
Balance at April 29, 2011	$65.1	$1.3
Total unrealized gains included in other comprehensive income	0.9	0.0
Settlements	(9.7)	(0.3)

Balance at July 29, 2011	$56.3	$1.0

All of our auction rate securities (ARSs) are classified as long-term investments and are backed by pools of student loans guaranteed by the U.S. Department of Education. As of July 29, 2011, we recorded cumulative net temporary impairment charges of $3.2 million within accumulated other comprehensive income (AOCI). We estimated the fair value for each individual ARS using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. Key inputs into the discounted cash flow analysis include managements’ expectation of when the principal amount will be recovered either through redemption at par, or some other refinancing event by the issuer; and marketability adjustments. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

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

The Notes are not redeemable by us prior to the maturity date. In the event of a fundamental change (as defined in the indenture for the Notes), holders of the Notes may require us to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The holders of the Notes may convert their Notes until the close of business on the scheduled trading day immediately preceding the maturity date if any of the following conditions are met: (1) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price of the Notes for each day in the measurement period was less than 98% of an amount equal to (i) the last reported sale price of our common stock multiplied by (ii) the conversion rate for the Notes on each such day; (2) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of such immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate transactions set forth in the indenture for the Notes. On or after March 1, 2013, until the scheduled trading day immediately preceding the maturity date, holders of the Notes may convert their Notes regardless of the foregoing conditions. Upon conversion, a holder will receive cash in an amount equal to the lesser of the conversion value and the principal amount of the Notes, and any shares of our common stock for any conversion value in excess of the principal amount of the Notes, if any. Holders of the Notes who convert their Notes in connection with a fundamental change will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate.

For at least 20 trading days during the 30 consecutive trading days ended June 30, 2011 and March 31, 2011, respectively, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through September 30, 2011 and were convertible at the holder’s option through June 30, 2011, respectively. As such, the carrying value of the Notes was classified as a current liability as of July 29, 2011 and April 29, 2011. Since the Notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value of the Notes is reflected as convertible debt in mezzanine on our condensed consolidated balance sheets as of July 29, 2011 and April 29, 2011. The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, the Notes may not be convertible in future quarters, and therefore may be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of July 29, 2011, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $47.52 on July 29, 2011, the if-converted value of our Notes exceeded their principal amount by approximately $649.4 million.

The following table reflects the carrying value of our convertible debt as of July 29, 2011 and April 29, 2011, respectively (in millions):

	July 29, 2011	April 29, 2011
1.75% Convertible Notes Due 2013	$1,265.0	$1,265.0
Less: Unamortized discount	(101.9)	(114.6)

Net current carrying amount of Notes	$1,163.1	$1,150.4

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and the amortization of the discount and issuance costs (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Contractual coupon interest expense	$5.5	$5.5
Amortization of debt discount	12.6	11.9
Amortization of issuance costs	1.1	1.0

Total interest expense recognized	$19.2	$18.4

The following table reflects the remaining debt discount and issuance costs as of July 29, 2011 (in millions):

Remaining debt discount	$101.9
Remaining issuance costs	8.8
Remaining life of the Notes (years)	1.8

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrants transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

•

Note Hedges. As of July 29, 2011 and April 29, 2011, we have arrangements with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding and (2) the scheduled trading day immediately preceding the maturity date of the Notes. Upon exercise of the Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the hedges.

•

Warrants. As of July 29, 2011 and April 29, 2011, we have outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of July 29, 2011, we are subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of approximately $31.85.

As of July 29, 2011, receipts of shares related to the Note hedge transactions were minimal and no cash or shares were delivered related to the warrant transactions.

Fair Value of Notes

As of July 29, 2011, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $1,977.8 million, or 156% of the face value of the Notes, based upon quoted market information.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	July 29, 2011	April 29, 2011
Current portion of other long-term financing arrangements	$6.4	$5.5
Non-current portion of other long-term financing arrangements	5.4	6.0

	$11.8	$11.5

10.	Stockholders’ Equity

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows (in millions, except for per share information and term):

	Numbers of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 29, 2011	24.5	$26.62
Options granted	1.8	52.93
Options exercised	(1.5)	23.41
Options forfeitures and cancellations	(0.1)	29.87

Outstanding at July 29, 2011	24.7	$28.76	4.33	$483.0

Options vested and expected to vest as of July 29, 2011	23.5	$28.22	4.25	$470.1
Exercisable at July 29, 2011	13.8	$24.11	3.41	$323.4

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below (in millions except per share information):

	Three Months Ended
	July 29, 2011	July 30, 2010
Weighted-average fair value per share granted	$17.24	$13.36
Weighted-average fair value per share of options assumed in acquisition	N/A	$21.15
Intrinsic value of options exercised	$43.8	$110.5
Proceeds received from the exercise of stock options	$35.0	$127.6
Fair value of options vested	$18.4	$28.0

There was $105.1 million of total unrecognized compensation expense as of July 29, 2011 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.4 years.

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except the fair value):

	Numbers of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 29, 2011	10.1	$35.79
RSUs granted	4.4	50.98
RSUs vested	(1.4)	22.01
RSUs forfeitures and cancellations	(0.2)	39.56

Outstanding at July 29, 2011	12.9	$42.47

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

	Three Months Ended
	July 29, 2011	July 30, 2010
Shares withheld for taxes	0.5	0.5
Fair value of shares withheld	$25.3	$18.5

As of July 29, 2011, there was $390.1 million of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 3.0 years.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. Additional information related to our purchase rights issued under the ESPP is summarized below (in millions, except per share information):

	Three Months Ended
	July 29, 2011	July 30, 2010
Weighted-average fair value per right granted	$15.88	$11.79
Shares issued under the ESPP	1.1	2.8
Weighted average price of shares issued	$39.17	$11.08

Stock-Based Compensation Expense

Stock-based compensation expenses included in the condensed consolidated statements of operations for the three month periods ended July 29, 2011 and July 30, 2010, respectively, are as follows (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Cost of product revenues	$1.1	$0.9
Cost of service revenues	3.9	3.9
Sales and marketing	28.6	20.6
Research and development	16.0	11.1
General and administrative	8.5	7.8

Total stock-based compensation expense	$58.1	$44.3

The following table summarizes stock-based compensation associated with each type of award (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Employee stock options	$14.5	$12.9
RSUs and restricted stock awards	34.4	19.8
ESPP	9.2	11.6

Total stock-based compensation expense	$58.1	$44.3

Total income tax benefits (charges) associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Income tax benefits (charges) associated with employee stock transactions	$28.7	$(12.0)

Valuation Assumptions

The fair value of each award is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options Three Months Ended		ESPP Three Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Expected term in years	4.8	4.8	1.2	1.2
Risk-free interest rate	1.60%	2.09%	0.25%	0.46%
Volatility	35%	38%	35%	39%

Stock Repurchase Program

During the three months ended July 29, 2011, 3.6 million shares of our common stock were repurchased as described below. Since the May 13, 2003 inception of our stock repurchase program through July 29, 2011, we repurchased a total of 108.0 million shares of our common stock at an average price of $28.70 per share, for an aggregate purchase price of $3.1 billion. As of July 29, 2011, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under this stock repurchase program, and $0.9 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Accelerated Share Repurchase Agreement

On July 8, 2011, we entered into a collared accelerated share repurchase agreement (ASR) with Bank of America, N.A (the dealer), under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted average share price of our common stock over a specified period of time, subject to certain provisions that established a minimum and maximum number of shares that may be repurchased. On July 11, 2011, the dealer delivered 3.6 million minimum shares, which were retired immediately. The contract was terminated and settled on August 9, 2011 for which we received an additional 0.5 million shares on August 12, 2011. The total number of shares repurchased under this ASR was 4.1 million shares at a volume adjusted weighted average price of $48.30. Under the terms of the ASR, there was no requirement for the dealer to return any portion of the prepayment.

The contract value was allocated to the cost of the shares repurchased and to the value of the ASR forward contract as follows for the three month period ended July 29, 2011 (in millions):

	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Total Repurchase Activity
Repurchase and retirement of common stock	(3.6)	$(30.6)	$(161.1)	$(191.7)
Value of ASR forward contract		(8.3)		(8.3)

Total cash payment	(3.6)	$(38.9)	$(161.1)	$(200.0)

Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of related tax effects, were as follows (in millions):

	July 29, 2011	April 29, 2011
Accumulated translation adjustments	$10.6	$11.6
Accumulated unrealized gain on available-for-sale investments	4.2	3.4
Accumulated unrealized gain (loss) on derivatives qualifying as cash flow hedges	0.4	(2.2)

Total accumulated other comprehensive income	$15.2	$12.8

The components of comprehensive income, net of related tax effects, were as follows (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Net income	$139.5	$150.7
Change in currency translation adjustments	(1.0)	0.5
Change in unrealized gain on available-for-sale investments	0.8	2.1
Change in unrealized gain (loss) on derivatives qualifying as cash flow hedges	2.6	(0.6)

Comprehensive income	$141.9	$152.7

11.	Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. The maximum length of time over which forecasted foreign denominated revenues are hedged is six months. The notional value of our outstanding currency forward contracts that were entered into to hedge forecasted foreign denominated sales and our foreign currency denominated balance sheet monetary asset and liability exposures consisted of the following (in millions):

	July 29, 2011	April 29, 2011
Cash Flow Hedges
Euro	$122.5	$104.0
British Pound Sterling	27.0	20.9
Balance Sheet Contracts
Euro	131.7	253.7
British Pound Sterling	55.8	70.8
Australian Dollar	55.6	34.4
Canadian Dollar	33.4	56.0
Other	60.6	52.6

As of July 29, 2011 and April 29, 2011, the fair value of our short-term foreign currency contracts was not material. Certain of these contracts are designed to hedge our exposure to foreign currency denominated monetary assets and liabilities and are not designated as hedging instruments. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change. Gains on derivatives not designated as hedging instruments were not material for each of the three months ended July 29, 2011 and July 30, 2010. Net deferred gains and losses recognized into AOCI related to changes in the fair value of our foreign currency contracts that are accounted for as cash flow hedges were not material for any period presented. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. The amount of gains reclassified from AOCI into income was not material for any period presented.

12.	Income Taxes

Our effective tax rate for the periods presented was as follows:

	Three Months Ended
	July 29, 2011	July 30, 2010
Effective tax rate	16.5%	11.9%

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. As of July 29, 2011, we had $136.6 million of unrecognized tax benefits. We have recorded $107.0 million in other long-term liabilities, of which $95.9 million, if recognized, would affect our provision for income taxes.

We are currently undergoing income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of Internal Revenue Service (IRS) examinations, which has resulted in material proposed assessments and/or litigation with respect to those companies.

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

In April 2010, our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities effective May 1, 2010 that replaces the previous Dutch tax ruling that expired on April 30, 2010. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

On December 17, 2010, the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2009, and before January 1, 2012. Unless extended again, the federal research credit will expire on December 31, 2011.

13.	Net Income per Share

The following is a calculation of basic and diluted net income per share for the periods presented (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Numerator:
Net Income	$139.5	$150.7
Denominator:
Shares used in basic computation (weighted average common shares outstanding)	370.3	352.4
Dilutive potential shares related to employee equity award plans	11.8	15.5
Dilutive impact of assumed conversion of Notes	15.4	6.4
Dilutive impact of warrants	8.0	0.0

Shares used in diluted computation	405.5	374.3

Net Income per Share:
Basic	$0.38	$0.43

Diluted	$0.34	$0.40

The following potential weighted average common shares have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Options and RSUs	3.6	5.3

Dilutive shares outstanding for the three month period ended July 30, 2010 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Note hedges (as described in Note 9) are not included for purposes of calculating earnings per share as their effect would have been anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

14.	Segment, Geographic, and Significant Customer Information

We operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. Our company conducts business globally and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management system because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region based on the our internal management system and as utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker (CODM), was as follows (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Americas (United States, Canada and Latin America)*	$813.4	$639.3
Europe, Middle East and Africa	456.7	393.0
Asia Pacific and Japan	188.1	121.4

Net revenues	$1,458.2	$1,153.7

*	Sales to the United States accounted for $689.3 million and $570.6 million in the three months periods ended July 29, 2011 and July 30, 2010, respectively.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, as of July 29, 2011 and April 29, 2011 were attributable to our U.S. operations. The following table presents total cash, cash equivalents, restricted cash and investments held in the United States and outside of the United States in various foreign subsidiaries (in millions):

	July 29, 2011	April 29, 2011
United States	$2,394.0	$3,037.5
International	2,386.3	2,211.8

Total cash, cash equivalents, restricted cash and investments	$4,780.3	$5,249.3

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 29, 2011	April 29, 2011
United States	$910.0	$840.2
International	83.3	71.4

Total property and equipment	$993.3	$911.6

No more than ten percent of property and equipment was located in any single foreign country.

International sales to single foreign countries which accounted for ten percent or more of net revenues were as follows (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Germany	$147.8	$140.6

Sales to customers, who are distributors, which accounted for ten percent or more of net revenues were as follows (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Arrow Electronics, Inc.	$212.9	$182.0
Avnet, Inc.	159.1	124.7

As of July 29, 2011, no customers accounted for ten percent or more of net accounts receivable. As of April 29, 2011, two customers, Arrow Electronics, Inc, and Avnet, Inc., accounted for ten percent or more of net accounts receivable with balances of $101.4 million and $107.5 million, respectively.

15.	Commitments and Contingencies

Lease Commitments

Future annual minimum lease payments under all non-cancelable facilities and equipment operating leases with an initial term in excess of one year as of July 29, 2011 totaled $312.3 million.

As of July 29, 2011, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNP Paribas LLC (BNPPLC) some of which require us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between the residual guarantee and fair value, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period.

These leases require us to maintain specified financial covenants with which we were in compliance as of July 29, 2011.

As of July 29, 2011, we estimated that the fair value of the properties under synthetic lease was $51.0 million below the residual guarantee. We are accruing for this deficiency over the remaining terms of the respective leases. As of July 29, 2011, a deficiency reserve of $21.6 million was included in other long-term liabilities.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $191.8 million in non-cancelable purchase commitments with our contract manufacturers as of July 29, 2011. In addition, we recorded a liability for firm non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of July 29, 2011 and April 29, 2011, such liability amounted to $4.5 million for both periods and is included in other current liabilities in the condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. We had $25.0 million in capital purchase commitments and $249.2 million in other purchase commitments as of July 29, 2011.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended
	July 29, 2011	July 30, 2010
Beginning balance	$40.5	$31.9
Liability assumed in acquisition	17.5	0.0
Expense accrued during the period	11.7	5.9
Warranty costs incurred	(10.2)	(5.7)

Ending balance	$59.5	$32.1

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our third-party funding companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party leasing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer the revenues associated with the end-user financing arrangement in accordance with our revenue recognition policies. As of July 29, 2011, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $97.9 million, and the related deferred revenue and cost of revenues totaled approximately $102.0 million and $9.3 million, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of July 29, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011, and the hearing on these motions was held on July 15, 2011. The Court granted the motions to dismiss and dismissed the plaintiff’s complaint, but permitted plaintiff leave to amend the complaint on or before September 16, 2011. On August 10, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against NetApp, Inc. for the purpose of obtaining, in a summary proceeding, books and records to be used in the California lawsuit. We will respond to this Complaint on or before August 30, 2011.

16.	Subsequent Event

On August 19, 2011, we entered into a new ASR with Wells Fargo Bank, National Association (Wells Fargo). Pursuant to the terms of the ASR, we provided Wells Fargo a prepayment of $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased will be determined based on the volume weighted average share price of our common stock over a specified period of time, subject to certain collar provisions that establish a minimum and maximum number of shares that may be repurchased. The actual number of shares repurchased will be determined at the completion of the ASR contract. Shares will be delivered over the term of the ASR contract, which is expected to end no later than December 30, 2011, although the completion date may be accelerated at Wells Fargo’s option.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	economic and industry trends or trend analysis;

•	product introductions, development, enhancements and acceptance;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements, including anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our convertible notes (the Notes) and associated warrants on our earnings per share;

•	the conversion, maturation or repurchase of the convertible notes,

•	compliance with laws, regulations and debt covenants;

•	the continuation of our stock repurchase program; and

•	the impact of completed acquisitions

are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	acceptance of, and demand for, our products, including our recent new product introductions;

•	our ability to increase our customer base, market share and revenue;

•	general economic and market conditions, particularly U.S. budget and debt considerations and the continuing fiscal challenges in the Euro zone;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to effectively integrate acquired products and technologies;

•	our ability to successfully introduce new products and forecast demand for those products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support and the growth of the storage markets generally;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits and inquiries; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward-looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included in Part II Item 1A.

Overview

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio external storage systems business (Engenio) of LSI Corporation (LSI). We paid LSI $480 million in cash and also assumed certain liabilities related to Engenio. We expect this acquisition to enable us to address growing customer requirements in the areas of high bandwidth and intensive analytics workloads such as video, including full-motion video capture and digital video surveillance, as well as high performance computing applications, such as genomics sequencing and scientific research. Our consolidated net revenues for the three months ended July 29, 2011 include $157.1 million attributable to Engenio for the period May 6, 2011 to July 29, 2011.

Net revenues for the three month period ended July 29, 2011 were $1,458.2 million, up $304.5 million, or 26%, from the comparable period in the prior year. The revenue growth in the first three months of fiscal 2012 was primarily due to our acquisition of Engenio, improvements in service revenue and strong demand for our storage efficiency and data management solutions. Gross profit as a percentage of net revenues decreased during the first three months of fiscal 2012, primarily as a result of the inclusion of OEM products from Engenio, which have lower margins, in the revenue mix.

Sales and marketing, research and development, and general and administrative expenses for the three month period ended July 29, 2011 totaled $718.5 million, up 28% from the prior year. The increase is primarily due to a 25% increase in average headcount, of which approximately half is related to the May 2011 acquisition of Engenio.

Critical Accounting Estimates and Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate under the circumstances. However, future results may vary from our estimates.

We believe the accounting policies discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2011 are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 3 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

All fiscal year 2011 results reflect the adoption of the new accounting standards related to revenue recognition. Previously reported quarterly results for fiscal 2011 have been adjusted to reflect the adoption of these new standards and differ from the originally reported results.

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 29, 2011	July 30, 2010
Revenues:
Product	66.2%	63.9%
Software entitlements and maintenance	13.6	15.1
Service	20.2	21.0

Net revenues	100.0	100.0
Cost of revenues:
Cost of product	30.0	26.9
Cost of software entitlements and maintenance	0.4	0.3
Cost of service	8.1	8.8

Gross profit	61.5	64.0

Operating expenses:
Sales and marketing	31.2	30.7
Research and development	13.6	13.0
General and administrative	4.4	4.9
Acquisition related expense	0.2	—

Total operating expenses	49.4	48.6

Income from operations	12.1	15.4
Other expense, net:
Interest income	0.7	0.8
Interest expense	(1.3)	(1.6)
Other income (expense), net	—	0.2

Total other expense, net	(0.6)	(0.6)

Income before income taxes	11.5	14.8
Provision for income taxes	1.9	1.7

Net income	9.6%	13.1%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three month periods ended July 29, 2011 and July 30, 2010 were as follows (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Net revenues	$1,458.2	$1,153.7	26%

Net revenues increased by $304.5 million, or 26%, for the three month period ended July 29, 2011, from the comparable period in the prior year. The increase in our net revenues was primarily due to an increase in product revenues, which comprised 66% of net revenues for the three month period ended July 29, 2011 compared to 64% for the three month period ended July 30, 2010.

Sales through our indirect channels represented 76% and 69% of net revenues for the three month periods ended July 29, 2011 and July 30, 2010, respectively.

The following table sets forth sales to customers, who are distributors, who accounted for 10% or more of net revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2011	% of Net Revenues	July 30, 2010	% of Net Revenues
Arrow Electronics, Inc.	$212.9	15%	$182.0	16%
Avnet, Inc.	159.1	11%	124.7	11%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Product revenues	$965.7	$737.5	31%

Product revenues increased by $228.2 million, or 31%, for the three month period ended July 29, 2011, from the comparable period in the prior year. Product revenues consist of configured systems, which are comprised of bundled hardware and software products, and non-configured products, which consist primarily of add-on hardware, storage, and software products, as well as OEM products.

Total configured system revenues of $510.9 million increased by $45.5 million, or 10%, for the three month period ended July 29, 2011, compared to the prior year, with the largest increase in the 6000 series systems. Configured systems unit volume increased by 3% for the three month period ended July 29, 2011 compared to the prior year, with increases in both the 6000 and 3000 series systems, offset by a decrease in the 2000 series systems. The increase in the unit volume of the 6000 and 3000 series was due to strong customer demand for these systems that were refreshed during the third quarter of fiscal 2011. The decrease in the 2000 series unit volume was primarily due to lower demand from certain customers who purchase a disproportionate amount of these older platforms. Overall average selling prices (ASPs) of configured systems decreased during the three month period ended July 29, 2011, compared to the prior year, primarily due to lower ASPs per unit across all platforms as manufacturing cost reductions were passed along to customers as price reductions.

Non-configured product revenues of $454.8 million increased $182.7 million for the three month period ended July 29, 2011, compared to the prior year, primarily due to $155.9 million from sales of Engenio OEM products resulting from our acquisition and a 14% increase in sales of our add-on storage products.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This wide variation in customer configurations can significantly impact revenues, cost of revenues, and gross profit performance. Price changes, foreign currency, unit volumes, customer mix and product configuration can also impact revenues, cost of revenues and gross profit performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year, and we generally pass along those price decreases to our customers while working to maintain relatively constant profit margins on our disk drives. As our sales price per terabyte continues to decline, improved system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Software entitlements and maintenance revenues	$198.2	$174.2	14%

Software entitlements and maintenance (SEM) revenues increased by $24.0 million, or 14%, for the three month period ended July 29, 2011, from the comparable period in the prior year. This increase was due to an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Service revenues	$294.3	$242.0	22%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $52.3 million, or 22%, for the three month period ended July 29, 2011, from the comparable period in the prior year. Hardware maintenance contract revenues increased 31% for the three month period ended July 29, 2011, from the comparable period in the prior year, as a result of an increase in the installed base under service contracts. Professional services and educational and training services revenues increased 5% for the three month period ended July 29, 2011 compared to the prior year.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Americas (United States, Canada and Latin America)	$813.4	$639.3	27%
Europe, Middle East and Africa (EMEA)	456.7	393.0	16%
Asia Pacific and Japan (APAC)	188.1	121.4	55%

Net revenues	$1,458.2	$1,153.7

Sales to the United States accounted for 85% and 89% of Americas’ revenues in the three month periods ended July 29, 2011 and July 30, 2010, respectively. Sales to Germany accounted for 10% and 12% of net revenues in the three month periods ended July 29, 2011 and July 30, 2010, respectively. No other single foreign country accounted for 10% or more of net revenues in any of the periods presented.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping of our storage products, amortization of purchased intangible assets, inventory write-downs, and warranty costs; (2) cost of SEM, which includes the costs of providing SEM and third-party royalty costs, and (3) cost of service revenues, which reflects costs associated with providing support activities for hardware, global support partnership programs, professional services and educational and training services.

Our gross profit is impacted by a variety of factors, including pricing and discount practices, product configuration, channel sales mix, revenue mix and product material costs. Service gross profit is also typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. If our shipment volumes, product and services mix, average selling prices and pricing actions that impact our gross profit are adversely affected, whether by economic uncertainties or for other reasons, our gross profit could decline.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Cost of product revenues	$437.4	$310.2	41%

Cost of product revenues increased by $127.2 million, or 41%, for the three month period ended July 29, 2011, from the comparable period in the prior year. The changes were comprised of the following elements (in percentage points of the total change):

Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Materials cost	30
Excess and obsolete inventory	3
Manufacturing overhead	3
Amortization of developed technology	3
Warranty	2

Total change	41

In the three month period ended July 29, 2011, the increase in materials cost was primarily due to an increase of $85.0 million in our materials costs relating to the sales of Engenio OEM products resulting from the acquisition. The increase in materials cost was also impacted by the 3% unit volume increase in configured systems revenues; however, the average cost per unit of configured systems across all product families decreased or remained flat as a result of materials cost reductions across all units offsetting volume increases.

The increase in the amortization of developed technology was due to identified intangible assets acquired from Engenio, which are amortized on straight-line basis over their estimated useful life.

Cost of product revenues represented 45% and 42% of product revenue for the three month periods ended July 29, 2011 and July 30, 2010, respectively. The overall increase in costs as a percentage of revenues for the three month period ended July 29, 2011 was primarily the result of Engenio OEM products, which have a lower materials margins than configured systems and add-on products.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Cost of software entitlements and maintenance revenues	$5.3	$3.4	56%

Cost of SEM revenues increased by $1.9 million, or 56%, for the three month period ended July 29, 2011, from the comparable period in the prior year, primarily due to an increase in software related service support costs. Cost of SEM revenues represented 3% and 2% of SEM revenues for the three month periods ended July 29, 2011 and July 30, 2010, respectively.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Cost of service revenues	$118.6	$102.3	16%

Cost of service revenues increased by $16.3 million, or 16%, for the three month period ended July 29, 2011, from the comparable period in the prior year primarily due to an increase in service and support purchased from third parties, as well as an increase in logistics costs. Costs represented 40% and 42%, respectively, of service revenues for the three month periods ended July 29, 2011 and July 30, 2010.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries and related benefits, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased approximately $83.2 million, or 28%, for the three month period ended July 29, 2011, from the comparable period in the prior year, primarily due to:

(i) an increase in salaries, benefits and other compensation related costs of $78.2 million due to an increase in average headcount, which included the impact of the Engenio acquisition;

(ii) an increase in stock-based compensation of $13.6 million,

(iii) that was partially offset by a decrease in incentive compensation expense of $8.6 million primarily due to additional expense recorded for the three month period ended July 30, 2010 related to performance exceeding revenue and operating targets.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Sales and marketing expenses	$454.8	$354.2	28%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense, and travel and entertainment expense. Sales and marketing expenses increased due to the following:

Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	10
Incentive plan compensation	(1)
Stock-based compensation	2
Other compensation and benefit costs	3

Total compensation costs	14
Commissions	3
Outside services	3
Advertising and marketing promotional expense	2
Facilities and IT support costs	2
Amortization expense	3
Other	1

Total change	28

The increase in compensation costs for the three month period ended July 29, 2011 reflects an increase in average sales and marketing headcount of 22%, from the comparable period in the prior year. The increase in commissions expense during the three months ended July 29, 2011 was due to stronger sales performance compared to the three months ended July 30, 2010. Outside services increased to support sales and marketing initiatives. Amortization expense increased due to the addition of intangible assets as a result of the acquisition of Engenio.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Research and development expenses	$198.6	$149.5	33%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software related costs, prototypes, non-recurring engineering, or (NRE) charges and other outside services costs. Research and development expenses increased due to the following:

Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	13
Incentive plan compensation	(2)
Stock-based compensation	3
Other compensation and benefit costs	6

Total compensation costs	20
Facilities and IT support costs	6
NRE charges	2
Depreciation expense	3
Outside services	2

Total change	33

The increase in compensation costs reflects a 41% increase in average engineering headcount as of July 29, 2011 compared to July 30, 2010. The increase in facilities and IT support costs reflects the acquisition of Engenio.

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

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
General and administrative expenses	$65.1	$56.2	16%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT costs. General and administrative expenses increased due to the following:

Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	6
Incentive plan compensation	(5)
Stock-based compensation	1
Other compensation and benefit costs	2

Total compensation costs	4
Professional and corporate legal fees	3
Outside services	6
IT costs	3

Total change	16

The increase in compensation costs reflects a 19% increase in average general and administrative headcount as of July 29, 2011 compared to July 30, 2010. The increase in outside services for the three month period ended July 29, 2011 reflects additional spending on contractors and costs associated with the Engenio acquisition integration.

Acquisition Related Expense (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Acquisition related expense	$2.2	$0.3	633%

In the three month period ended July 29, 2011, we incurred $2.2 million of costs, including due diligence, legal and other one-time integration charges associated with our acquisition of Engenio. In the three month period ended July 30, 2010, acquisition related expense related to one-time integration charges associated with our acquisition of Bycast Inc.

Other Income and Expense

Interest Income (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Interest income	$10.6	$9.8	8%

The increase in interest income for the three month period ended July 29, 2011, from the comparable period in the prior year, was primarily due to higher levels of cash, cash equivalents and investment balances in fiscal 2012, partially offset by lower interest rates.

Interest Expense (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Interest expense	$(19.4)	$(18.6)	4%

Interest expense increased 4% for the three month period ended July 29, 2011, from the comparable period in the prior year. During the three month periods ended July 29, 2011 and July 30, 2010, we recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our Notes of approximately $13.7 million and $12.9 million, respectively. The coupon interest expense related to the Notes was $5.5 million for each of the three month periods ended July 29, 2011 and July 30, 2010.

Other Income (Expense), Net (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Realized gain on investments, net	$0.1	$2.7	NM
Other expenses, net	(0.4)	(0.5)	40%

Other income (expense), net	$(0.3)	$2.2	NM

NM — Not meaningful

Other income (expense), net for the three month period ended July 29, 2011 decreased from the comparable period due to a $2.5 million distribution from our investment in the Primary Fund in the first quarter of fiscal year 2011.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 29, 2011	July 30, 2010	% Change
Provision for income taxes	$27.6	$20.3	36%

Our effective tax rate for the three month period ended July 29, 2011 was 16.5%, compared to an effective tax rate of 11.9% for the three month period ended July 30, 2010. Our provision for income taxes increased for the three months ended July 29, 2011 compared to the three months ended July 30, 2010 primarily as a result of an increase in federal income taxes, driven by higher taxable income in the U.S.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 29, 2011.

Liquidity Sources, Cash Requirements

Our principal sources of liquidity as of July 29, 2011 consisted of approximately $4.7 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following:

	July 29, 2011	April 29, 2011
Cash and cash equivalents	$2,543.2	$2,757.3
Short-term investments	2,170.9	2,417.4

Total cash, cash equivalents and short-term investments	$4,714.1	$5,174.7

As of July 29, 2011, $2.4 billion of cash, cash equivalents and short-term investments were held in the United States, while $2.3 billion were held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. As of July 29, 2011, we have not provided for U.S. federal and state income taxes on the approximately $1,483.2 million of undistributed earnings of our foreign subsidiaries since these earnings are indefinitely reinvested outside the United States. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and to service our debt and synthetic leases. Our contractual obligations as of July 29, 2011 are summarized below in the Contractual Obligations tables.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies, including Engenio, and conversions of our Notes by holders. Based on our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, interest payments on our Notes and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to further curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

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

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We anticipate capital expenditures to be between $200.0 million and $250.0 million over the next nine months.

Acquisition Related Requirements

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio business of LSI. We paid LSI $480 million in cash and also assumed certain assets and liabilities related to Engenio. As part of our efforts to integrate Engenio into our business, we expect to incur additional one-time integration charges. See Note 5 of the accompanying financial statements for more information.

Cash Flows

As of July 29, 2011, compared to April 29, 2011, our cash and cash equivalents and short-term and long-term investments decreased by $469.7 million to $4.8 billion. The decrease was primarily a result of $480.0 million net cash paid in connection with the acquisition of Engenio, $200.0 million in repurchase of common stock and $98.3 million in capital expenditures, partially offset by $240.6 million of cash provided by operating activities, net redemptions of investments of $245.8 million and $46.6 million from issuances of common stock related to employee stock option exercises and purchases under the employee stock purchase plan. We derive our liquidity and capital resources primarily from our cash flow from operations and from working capital. Accounts receivable days sales outstanding as of July 29, 2011 decreased to 37 days, compared to 47 days as of April 29, 2011, primarily due to improvements in shipment linearity. Working capital decreased by $326.0 million to $2.7 billion as of July 29, 2011, compared to $3.0 billion as of April 29, 2011, primarily due to a decrease in cash, cash equivalents, short-term investments and accounts receivable of $606.2 million, partially offset by a decrease in accrued compensation and related benefits of $219.6 million.

Cash Flows from Operating Activities

During the three month period ended July 29, 2011, we generated cash from operating activities of $240.6 million. The primary sources of cash from operating activities consisted of net income of $139.5 million, adjusted by non-cash stock-based compensation expense of $58.1 million and depreciation and amortization expense of $68.5 million. Significant changes in assets and liabilities impacting operating cash flows included a decrease in accounts receivable of $145.0 million and an increase in deferred revenue of $66.7 million, primarily resulting from overall growth in shipments, partially offset by a decrease in accrued compensation and other current liabilities of $248.3 million, primarily attributable to employee payouts related to the fiscal year 2011 commissions and incentive compensation plans.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

Capital expenditures for the three month period ended July 29, 2011 were $98.3 million. We received $245.8 million from net purchases and redemptions of our investments for the three month period ended July 29, 2011. During the three month period ended July 29, 2011, we completed our acquisition of Engenio for a total cash payment of $480.0 million.

Cash Flows from Financing Activities

We paid $121.0 million for financing activities for the three month period ended July 29, 2011, which primarily consisted of $200.0 million for the repurchase of common stock, partially offset by proceeds from employee equity award plans, net of shares withheld for taxes of $46.6 million, and $32.1 million of excess tax benefit from stock-based compensation.

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

Stock Repurchase Program

During the three months ended July 29, 2011, 3.6 million shares of our common stock were repurchased as described below. Since the May 13, 2003 inception of our stock repurchase program through July 29, 2011, we have repurchased a total of 108.0 million shares of our common stock at an average price of $28.70 per share, for an aggregate purchase price of $3.1 billion. As of July 29, 2011, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under this stock repurchase program, and $0.9 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Accelerated Share Repurchase Agreement

On July 8, 2011, we entered into a new collared accelerated share repurchase agreement (ASR) with Bank of America, N.A (the dealer), under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted average share price of our common stock over a specified period of time, subject to certain provisions that established a minimum and maximum number of shares that may be repurchased. On July 11, 2011, the dealer delivered 3.6 million minimum shares, which were retired immediately. The contract was terminated and settled on August 9, 2011, for which we received an additional 0.5 million shares on August 12, 2011. The total number of shares repurchased under this ASR was 4.1 million shares at a volume adjusted weighted average price of $48.30.

On August 19, 2011, we entered into a new ASR with Wells Fargo Bank, National Association (Wells Fargo). Pursuant to the terms of the ASR, we provided Wells Fargo a prepayment of $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased will be determined based on the volume weighted average share price of our common stock over a specified period of time, subject to certain collar provisions that establish a minimum and maximum number of shares that may be repurchased. The actual number of shares repurchased will be determined at the completion of the ASR contract. Shares will be delivered over the term of the ASR contract, which is expected to end no later than December 30, 2011, although the completion date may be accelerated at Wells Fargo’s option.

Convertible Notes

As of July 29, 2011, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (See Note 9 of the accompanying condensed consolidated financial statements). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. Based upon the closing price of our common stock for the prescribed measurement period in fiscal 2012, the contingent conversion threshold of the Notes was exceeded as of July 29, 2011. Accordingly, the carrying value of the Notes was classified as a current liability at July 29, 2011. Since the Notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value of the Notes is reflected as convertible debt in mezzanine on our balance sheet as of July 29, 2011. The determination of whether or not the Notes are convertible must continue to be performed on an ongoing basis. Consequently, the Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. As of July 29, 2011, shares issued related to conversion of the Notes were minimal. Receipts of shares related to the Note hedge transactions were minimal, and there were no cash or shares delivered in relation to the warrant transactions as of July 29, 2011.

Contractual Obligations

The following summarizes our contractual obligations at July 29, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$24.5	$29.9	$26.0	$23.6	$18.4	$20.6	$143.0
Real estate lease payments(1)	2.4	129.1	—	—	—	—	131.5
Less: sublease income	(1.6)	(1.4)	(1.2)	(1.0)	(0.6)	—	(5.8)
Equipment operating lease payments	17.7	14.8	8.7	1.8	0.1	0.5	43.6
Purchase commitments with contract manufacturers(2)	186.8	3.6	1.2	0.2	—	—	191.8
Capital expenditures	25.0	—	—	—	—	—	25.0
Other purchase obligations(3)	154.1	63.5	18.0	11.0	2.6	—	249.2

Total off balance-sheet commitments	408.9	239.5	52.7	35.6	20.5	21.1	778.3
1.75% Convertible notes(4)	1,276.0	—	—	—	—	—	1,276.0
Long-term financing arrangements	4.5	6.7	0.4	—	—	—	11.6
Uncertain tax positions(5)							107.0

Total	$1,689.4	$246.2	$53.1	$35.6	$20.5	$21.1	$2,172.9

Other Commercial Commitments:
Letters of credit	$1.4	$0.6	$—	$—	$0.5	$1.0	$3.5

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

(1)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $2.4 million in the remainder of fiscal 2012; and $2.0 million in fiscal 2013, which are based on either the LIBOR rate at July 29, 2011 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings.
(2)	Contract manufacturer commitments consist of obligations for on hand inventories and non-cancelable purchase orders with our contract manufacturer. We record a liability for firm, non-cancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of July 29, 2011, the liability for these purchase commitments in excess of future demand was approximately $4.5 million and is recorded in other current liabilities.

(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(4)	Amount includes the $1.265 billion principal amount of 1.75% Notes due 2013 and the estimated remaining fiscal 2012 interest payment for the Notes of $11.1 million. Based upon the closing price of our common stock for the prescribed measurement period during the three month period ended July 29, 2011, the contingent conversion threshold on the Notes was exceeded. As a result, the Notes are convertible at the option of the holder through September 30, 2011. Accordingly, since the terms of the Notes require the principal to be settled in cash, we reclassified from equity the portion of the Notes attributable to the conversion feature, which had not yet been accreted to its face value, and reclassified the Notes to current liabilities. For the holders to be able to continue to convert the Notes, our closing stock price must exceed $41.41 for 20 out of the last 30 trading days of each future calendar quarter. If this threshold is not met, the Notes will be reclassified to long-term debt.
(5)	As of July 29, 2011, our liability for uncertain tax positions was $107.0 million, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

As of July 29, 2011, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC, some of which require us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between the residual guarantee and fair value, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at July 29, 2011 and the date we began to make payments for each of our leasing arrangements (in millions):

Leasing Arrangements	Cost	Residual Guarantee	LIBOR Plus Spread or Fixed Rate	Lease Commencement Date	Term
1	$48.5	$41.2	3.14%	January 2008	5 years
2	80.0	68.0	0.19%	December 2007	5 years
3	10.5	8.9	3.12%	December 2007	5 years
4	10.6	9.0	3.14%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of July 29, 2011. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than three to one and a minimum amount of Unencumbered Cash and Short-Term Investments of $300 million. Our failure to comply with these financial covenants could result in a default under the leases which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements, or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

As of July 29, 2011, we estimated that the fair value of the properties under synthetic lease was $51.0 million below the residual guarantee. We are accruing for this deficiency over the remaining terms of the respective leases. As of July 29, 2011, a deficiency reserve of $21.6 million was included in other long-term liabilities.

We may from time to time terminate one or more of our leasing arrangements and repay amounts outstanding in order to meet our operating or other objectives.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of July 29, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011, and the hearing on these motions was held on July 15, 2011. The Court granted the motions to dismiss and dismissed the plaintiff’s complaint, but permitted plaintiff leave to amend the complaint on or before September 16, 2011. On August 10, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against NetApp, Inc. for the purpose of obtaining, in a summary proceeding, books and records to be used in the California lawsuit. We will respond to this Complaint on or before August 30, 2011.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of July 29, 2011, our financial guarantees of $3.5 million that were not recorded on our balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of July 29, 2011, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $486.6 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 11 of the accompanying condensed consolidated financial statements for more information related to our hedging activities.

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

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third-party due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

We have commitments related to four lease arrangements with BNPPLC for approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $131.5 million as discussed above in “Contractual Obligations.”

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of July 29, 2011, we had available-for-sale investments of $2.2 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, and are classified as available-for-sale investments. These investments consist primarily of corporate bonds, commercial paper, and certificates of deposit, and are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 29, 2011 would cause the fair value of these available-for-sale investments to decline by approximately $1.1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company specific events and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. We will monitor and evaluate the accounting for our investment portfolio on a quarterly basis for any other-than-temporary impairment charges.

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of July 29, 2011, we recorded cumulative unrealized losses of $3.5 million, offset by $0.3 million of unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in accumulated other comprehensive income or other-than-temporary impairment charges to earnings in future quarters. We intend, and have the ability, to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements.

Lease Commitments — As of July 29, 2011, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of these leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at July 29, 2011 would increase our lease payments on the floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

Convertible Notes — In June 2008, we issued $1,265.0 million principal amount of 1.75% Notes due 2013, of which $1,017.0 million was allocated to debt and $248.0 million was allocated to equity. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances, including, but not limited to:

•

during the five business day period after any five consecutive trading day period in which the trading price of the Notes for each day in this five consecutive trading day period was less than 98% of an amount equal to (i) the last reported sale price of our common stock multiplied by (ii) the conversion rate on each such day;

•

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

The Notes are convertible into the right to receive cash in an amount up to the principal amount and shares of our common stock for the conversion value in excess of the principal amount, if any, at an initial conversion rate of 31.40 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of $31.85 per share), subject to adjustment as described in the indenture governing the Notes.

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

For at least 20 trading days during the 30 consecutive trading days ended June 30, 2011 and March 31, 2011, respectively, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through September 30, 2011 and were convertible at the holder’s option through June 30, 2011, respectively. As such, the carrying value of the Notes was classified as a current liability as of July 29, 2011 and April 29, 2011. Since the Notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value of these Notes is reflected as convertible debt in mezzanine on our condensed consolidated balance sheets as of July 29, 2011 and April 29, 2011. The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, the Notes may not be convertible in future quarters, and therefore may be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of July 29, 2011, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $47.52 on July 29, 2011, the if-converted value of our Notes exceeded their principal amount by approximately $649.4 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of July 29, 2011, the principal amount of our Notes, which consists of the combined debt and mezzanine components, was $1,265.0 million, and the total estimated fair value of such was $1,977.8 million based on the closing trading price of $156.35 per $100 of our Notes as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at July 29, 2011, the time-value component is recorded in earnings while all other gains or losses were included in other comprehensive income.

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

The following table provides information about our currency forward contracts outstanding on July 29, 2011 (in millions):

	July 29, 2011
Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Contracts:
Euro	177.2	$254.2	$254.8
British Pound Sterling	50.6	82.8	83.1
Canadian Dollar	32.0	33.4	33.4
Australian Dollar	50.9	55.6	55.7
Other	NM	60.6	60.7

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 29, 2011, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to NetApp management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

As a result of our acquisition of the Engenio business on May 6, 2011, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional controls relating to Engenio. Except as described above, there were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — FINANCIAL INFORMATION

Item 1.	Legal Proceedings

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named 15 of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint includes claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint seeks disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011, and the hearing on these motions was held on July 15, 2011. The Court granted the motions to dismiss and dismissed the plaintiff’s complaint, but permitted plaintiff leave to amend the complaint on or before September 16, 2011. On August 10, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against NetApp, Inc. for the purpose of obtaining, in a summary proceeding, books and records to be used in the California lawsuit. We will respond to this Complaint on or before August 30, 2011.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Our operating results may be adversely affected by uncertain economic and market conditions.

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions, such as the U.S. budget and debt considerations and the continuing fiscal challenges in the Euro zone, have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have been in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations during times of economic volatility. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the storage and data management market;

•	A shift in federal government spending patterns, particularly in light of continued worries about U.S. debt levels and spending;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenues;

•	The level of price and product competition in our target markets;

•	The impact of economic uncertainty on our customers’ budgets and IT spending capacity;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

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

•

Linearity, such as our historical intra-quarter bookings and revenue pattern in which a disproportionate percentage of each quarter’s total bookings and related revenue occur in the last month of the quarter;

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

•

Changes in the mix between direct versus indirect and OEM sales, particularly as a result of the recent acquisition of certain assets related to Engenio, which is based on a lower gross margin OEM business model;

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

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the three month period ended July 29, 2011, revenues generated from sales through our indirect channel distribution accounted for 76% of our revenues, and we expect this percentage to continue to increase over time as we further develop these channels or acquire products distributed through indirect channels. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

In April 2005, we entered into an OEM agreement with IBM, which enables IBM to sell IBM-branded solutions based on our unified solutions, including NearStore® and V-Series systems, as well as associated software offerings. In addition, by acquiring Engenio, we have assumed LSI’s rights under a second OEM agreement with IBM, which enables IBM to sell certain Engenio solutions. While these agreements are part of our general strategy to expand our reach to more customers and into more countries, we do not have an exclusive relationship with IBM under either OEM agreement, and there is no minimum commitment for any given period of time. Therefore, our relationship with IBM may not continue to generate significant revenues or, in the case of the OEM agreement related to Engenio, may not allow us to capture certain anticipated benefits of the Engenio acquisition. In addition, we have no control over the products that IBM selects to sell, or its release schedule and timing of those products; nor do we control its pricing.

In the event that sales through our OEM relationship with IBM increase, which we expect will occur as a result of the Engenio transaction, we may experience distribution channel conflicts between our direct sales force and the OEM or among our channel partners. If we fail to minimize channel conflicts, or if our OEM relationship does not continue to generate significant revenues, our operating results and financial condition could be harmed.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has and in the future could negatively affect our revenues.

During the three month period ended July 29, 2011, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for approximately 15% and 11%, respectively of our net revenues. We also have significant OEM agreements with IBM, which, as described above, enable IBM to sell IBM-branded solutions based on our solutions, as well as an agreement with Fujitsu Technology Solutions (Fujitsu), which enables Fujitsu to lease, sell, market and resell our products to end users and Fujitsu sales partners worldwide, to integrate our products into Fujitsu bundled offerings, and to market our support services. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer.

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

The U.S. government has become an important customer for the storage and data management market generally and for us in particular; however, government demand is unpredictable, and there can be no assurance that we will maintain or grow our revenues from the U.S. government. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of recent and continued uncertainties about U.S. debt levels and spending. If the government or individual agencies within the government reduce or shift their capital spending patterns, our revenues and operating results may be harmed.

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

Supply chain and logistics issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increases our costs or causes a delay in our ability to fulfill orders, could have a material adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins.

The fact that we do not own or operate our manufacturing facilities, supply chain and logistics exposes us to risks, including reduced control over quality assurance, production costs and product supply, which could have a material adverse impact on the supply of our products and on our business and operating results. We rely on a limited number of suppliers for components utilized in the assembly of our products, which has and could subject us to future periodic supply constraints and price rigidity. In addition, pursuant to the terms of the asset purchase agreement we entered into with LSI in connection with the acquisition of certain assets related to Engenio, we have the right to place orders with contract manufacturers and suppliers through LSI and access LSI’s systems in order to help us manage the Engenio business for a period of time following the acquisition. Financial problems of either contract manufacturers, component suppliers or other parties in our supply chain, including LSI, and reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and disruption or termination of manufacturing capacity or fulfillment requirements with respect to any contract manufacturer or logistics provider could negatively impact our ability to manufacture, sell and ship our products.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal year 2011, we completed acquisitions of two technology companies, and on May 6, 2011, we completed the acquisition of certain assets related to Engenio. The acquisition and ongoing integration of new businesses into our business may adversely affect our operations or profitability. We may not achieve the anticipated cost savings and synergies or realize our estimated revenue, gross margin, profit or other financial projections or business objectives in a timely manner or at all due to a number of factors, including the following:

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

Although a substantial portion of our business is located and conducted in the United States, a significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the United States. During the three month period ended July 29, 2011, our international revenues accounted for 53% of our total revenues. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

We are currently undergoing income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of IRS examinations, which has resulted in material proposed assessments and/or litigation with respect to those companies.

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

Any conversion of our Notes may cause dilution to our shareholders and to our earnings per share. If the price of our common stock exceeds the conversion price, initially $31.85 per share, the Notes will cause an increase in diluted share count and result in lower reported earnings per share. For at least 20 trading days during the 30 consecutive trading days ended June 30, 2011, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through September 30, 2011. Based on the trading price of our common stock on July 29, 2011, we had approximately 14 million shares of common stock potentially issuable on conversion of our Notes. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. For at least 20 trading days during the 30 consecutive trading days ended June 30, 2011, our common stock price exceeded the conversion threshold price of $41.41 per share set forth for these Notes. Accordingly, the Notes are convertible at the holder’s option through September 30, 2011. Upon conversion of any Notes, we will satisfy our obligation by delivering cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of July 29, 2011, eligible individuals under our stock option and restricted stock unit plans held options to purchase approximately 25 million shares of our common stock and a total of approximately 13 million restricted stock units, respectively. If all the outstanding options were exercised, the proceeds to the Company would average approximately $29 per share. We also had 8 million shares of our common stock reserved for issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

In addition, we have an Employee Stock Purchase Plan (ESPP) under which employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. As of July 29, 2011, we had approximately 3 million shares of our common stock available for issuance under the ESPP. The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

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

At July 29, 2011, we had $4.8 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, commercial paper, U.S. government agency bonds, corporate bonds, certificates of deposit, and money market funds. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, the recent downgrade in the U.S.’s credit rating, and bankruptcy filings in the United States which have affected various sectors of the financial markets and led to global credit and liquidity issues. Although a downgrade in credit ratings is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain. This downgrade could materially affect global and domestic financial markets and economic conditions, which may affect our financial condition and liquidity. These securities are generally classified as “available-for-sale” and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax.

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

On occasion, we make strategic investments in other companies, including private equity funds, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control. As of July 29, 2011, we had an investment with the carrying value of $1.0 million in a private equity fund.

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

As of July 29, 2011, we have approximately $1.5 billion of undistributed earnings, which are generated from our international operations and are held and invested by certain of our foreign subsidiaries. These amounts are not freely available for dividend repatriation to the United States without triggering significant adverse tax consequences in the United States. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign cash and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and operating results. We have invested substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our operating results could be harmed if our business does not grow proportionately to our increase in fixed costs.

We have various synthetic lease arrangements with BNP Paribas Leasing Corporation as lessor (BNPPLC) for our headquarters office buildings and land in Sunnyvale, California. These synthetic leases qualify for operating lease accounting treatment under the accounting guidance for leases and are not considered variable interest entities under applicable accounting guidance. Therefore, we do not include the properties or the associated debt on our condensed consolidated balance sheets.

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. If the fair value of the properties declines below their cost, our residual value guarantee would require us to pay the difference to BNPPLC, up to the residual guarantee. As of July 29, 2011, the estimated fair value of the properties was approximately $51.0 million below the residual guarantee, which we are accruing over the remaining term of the respective leases. Any further decline in the fair value of the properties could adversely impact our cash flows, financial condition and operating results.

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

All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high, based on this guarantee. However, liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $61.6 million. For each failed auction, the interest rate resets to a maximum rate defined for each security and the ARS continues to pay interest in accordance with its terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop or the final maturity of the individual securities.

As of July 29, 2011, we determined there was a total decline in the fair value of our ARS investments of approximately $5.3 million, of which we have recorded cumulative net temporary impairment charges of $3.2 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheets at July 29, 2011 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. We intend, and have the ability, to hold these investments until the market recovers.

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

Due to recent organic growth and acquisitions, we have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. Our headcount has grown from approximately 8,973 employees on July 30, 2010 to over 11,000 employees as of July 29, 2011, which includes the employees added as a result of the Engenio acquisition in May 2011. We will incur significant expenditures and the allocation of valuable management resources to assimilate our additional human resources in a manner that preserves the key aspects of our corporate culture and enables us to maintain our reputation in the marketplace. If we do not effectively manage our growth and train, retain and manage our employee base, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

The challenges involved with moving or outsourcing activities include executing business functions in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures. We are also subject to increased business continuity risks as we increase our reliance on outsource providers. For example, we may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the management and internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third-party service providers experience business difficulties or are unable to provide business services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time-consuming and have a material adverse effect on our operating results. In addition, we may not achieve the expected benefits of our business process improvement initiatives.

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

If a data center or other third-party who relies on our products experiences a disruption in service or a loss of data, such disruption or loss could be attributed to the quality of our products, thereby causing financial or reputational harm to our business.

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

The following table provides information as of July 29, 2011 with respect to the shares of common stock repurchased by NetApp during the three month period ended July 29, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 30, 2011 - May 27, 2011	—	$—	104,325	$1,096.2
May 28, 2011 - June 24, 2011	—	$—	104,325	1,096.2
June 25, 2011 - July 29, 2011	3,648	$54.83	107,973	896.2

Total	3,648	$54.83	107,973	896.2

(1)

As of July 29, 2011, our Board of Directors had authorized a stock repurchase program to repurchase of up to $4.0 billion of common stock under this program. As of July 29, 2011, we had repurchased 108.0 million shares of our common stock at a weighted-average price of approximately $28.70 per share for an aggregate purchase price of $3.1 billion since inception of the stock repurchase program. The remaining authorized amount for stock repurchases under this program was $0.9 billion with no termination date.

(2)

On July 8, 2011, we entered into a collared accelerated share repurchase agreement (ASR) with Bank of America, N.A (the dealer), under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted average share price of our common stock over a specified period of time, subject to certain provisions that established a minimum and maximum number of shares that may be repurchased. On July 11, 2011, the dealer delivered 3.6 million minimum shares, which were retired immediately. The contract was terminated and settled on August 9, 2011 for which we received an additional 0.5 million shares on August 12, 2011. The total number of shares repurchased under this ASR was 4.1 million shares at a volume adjusted weighted average price of $48.30.

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

NETAPP, INC.

(Registrant)

/S/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and
Chief Financial Officer

Date: September 1, 2011

EXHIBIT INDEX

Exhibit No	Description

3.1(1)	Certificate of Incorporation of the Company, as amended.

3.2(2)	Bylaws of the Company.

10.1	The Company’s Amended and Restated 1999 Stock Option Plan.

10.2	Collared Accelerated Share Repurchase Transaction, dated as of July 8, 2011, by and between the Company and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 6, 2010.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.