Form 10-Q
period 2011-10-28
NetApp, Inc.
filed 2011-12-05
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 22, 2011
Common Stock	358,605,985

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 28, 2011	April 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,269.0	$2,757.3
Short-term investments	2,372.6	2,417.4
Accounts receivable, net of allowance of $0.4 million and $0.5 million at October 28, 2011 and April 29, 2011, respectively	625.2	742.6
Inventories	163.3	108.5
Other current assets	399.9	339.4

Total current assets	5,830.0	6,365.2
Property and equipment, net	1,046.1	911.6
Goodwill	904.0	760.3
Other intangible assets, net	279.1	53.0
Other non-current assets	444.9	408.7

Total assets	$8,504.1	$8,498.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273.2	$232.8
Accrued compensation and related benefits	271.3	437.2
Other current liabilities	331.1	325.8
1.75% Convertible Senior Notes Due 2013	0.0	1,150.4
Short-term deferred revenue	1,246.7	1,226.6

Total current liabilities	2,122.3	3,372.8
1.75% Convertible Senior Notes Due 2013	1,175.8	0.0
Other long-term liabilities	211.1	192.9
Long-term deferred revenue	1,191.9	1,088.3

Total liabilities	4,701.1	4,654.0

Commitments and contingencies (Note 15)
1.75% Convertible Senior Notes Due 2013	0.0	114.6

Stockholders’ equity:
Common stock (462.9 and 473.3 shares issued at October 28, 2011 and April 29, 2011, respectively)	0.5	0.5
Additional paid-in capital	4,210.9	3,970.3
Treasury stock, at cost (104.3 shares at October 28, 2011 and April 29, 2011)	(2,927.4)	(2,927.4)
Retained earnings	2,512.0	2,674.0
Accumulated other comprehensive income	7.0	12.8

Total stockholders’ equity	3,803.0	3,730.2

Total liabilities and stockholders’ equity	$8,504.1	$8,498.8

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Revenues:
Product	$1,016.2	$824.8	$1,981.9	$1,562.3
Software entitlements and maintenance	198.0	176.7	396.2	350.9
Service	292.8	249.5	587.1	491.5

Net revenues	1,507.0	1,251.0	2,965.2	2,404.7

Cost of revenues:
Cost of product	460.7	324.3	898.1	634.5
Cost of software entitlements and maintenance	5.6	3.5	10.9	6.9
Cost of service	127.7	106.7	246.3	209.0

Total cost of revenues	594.0	434.5	1,155.3	850.4

Gross profit	913.0	816.5	1,809.9	1,554.3

Operating expenses:
Sales and marketing	454.1	382.8	908.9	737.0
Research and development	199.7	156.6	398.3	306.1
General and administrative	65.1	64.2	130.2	120.4
Restructuring and other charges	0.0	0.1	0.0	0.1
Acquisition-related expense	1.7	0.0	3.9	0.3

Total operating expenses	720.6	603.7	1,441.3	1,163.9

Income from operations	192.4	212.8	368.6	390.4
Other expense, net:
Interest income	8.3	9.5	18.9	19.3
Interest expense	(16.4)	(18.6)	(35.8)	(37.2)
Other income (expense), net	(0.4)	(1.4)	(0.7)	0.8

Total other expense, net	(8.5)	(10.5)	(17.6)	(17.1)

Income before income taxes	183.9	202.3	351.0	373.3
Provision for income taxes	18.3	26.9	45.9	47.2

Net income	$165.6	$175.4	$305.1	$326.1

Net income per share:
Basic	$0.46	$0.49	$0.83	$0.92

Diluted	$0.44	$0.45	$0.78	$0.85

Shares used in net income per share calculations:
Basic	361.5	359.1	365.9	355.8

Diluted	376.0	391.7	390.8	383.0

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 28, 2011	October 29, 2010
Cash flows from operating activities:
Net income	$305.1	$326.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136.9	82.3
Stock-based compensation	121.1	82.0
Accretion of discount and issuance costs on notes	25.2	25.9
Deferred income taxes	(71.2)	(29.6)
Tax benefit from stock-based compensation	79.1	49.8
Excess tax benefit from stock-based compensation	(84.7)	(41.6)
Other non-cash items, net	(3.2)	10.2
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	115.6	21.4
Inventories	(18.3)	31.0
Other operating assets	(12.5)	33.9
Accounts payable	45.6	(18.6)
Accrued compensation and other current liabilities	(173.1)	(96.1)
Deferred revenue	126.9	28.2
Other operating liabilities	18.3	28.2

Net cash provided by operating activities	610.8	533.1

Cash flows from investing activities:
Purchases of investments	(1,306.6)	(1,650.1)
Redemptions of investments	1,347.0	1,055.3
Purchases of property and equipment	(191.6)	(83.5)
Acquisition of businesses, net of cash acquired	(480.0)	(74.9)
Other investing activities, net	2.0	0.0

Net cash used in investing activities	(629.2)	(753.2)

Cash flows from financing activities:
Issuance of common stock	51.9	236.1
Repurchase and retirement of common stock	(600.0)	0.0
Excess tax benefit from stock-based compensation	84.7	41.6
Other financing activities, net	1.6	(2.0)

Net cash provided by (used in) financing activities	(461.8)	275.7

Effect of exchange rate changes on cash and cash equivalents	(8.1)	10.5
Net increase (decrease) in cash and cash equivalents	(488.3)	66.1
Cash and cash equivalents:
Beginning of period	2,757.3	1,705.0

End of period	$2,269.0	$1,771.1

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

Headquartered in Sunnyvale, California, NetApp, Inc. (“we”, “us”, or “the Company”) is a supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data.

2. Condensed Consolidated Financial Statements

Fiscal Year — We operate on a 52- or 53-week year ending on the last Friday in April. The first and second quarters of fiscal 2012 and 2011 were each 13-week periods.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended April 29, 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 23, 2011. The results of operations for the three and six months ended October 28, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

Financial Statements Presentation — Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current year presentation.

3. Significant Accounting Policies

There have been no significant changes in our significant accounting policies for the six months ended October 28, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2011.

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

Our product revenue also includes revenue from the sale of non-essential software products. Non-essential software products may operate on our hardware systems, but are not considered essential to the functionality of the hardware. Non-essential software sales generally include a perpetual license to our software. Non-essential software sales continue to be subject to the industry-specific software revenue recognition guidance. For arrangements within the scope of the new guidance, a deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements.

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

When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for our products or services.

When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use our BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for a product or service by considering multiple factors, including, but not limited to, cost of products, gross margin objectives, historical pricing practices, customer classes and distribution channels. In determining BESP, we require that the majority of the selling prices fall within a reasonable pricing range, generally evidenced by a majority of such historical transactions falling within a reasonable range.

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

Recent Accounting Standards Not Yet Effective

In September 2011, the FASB issued a revised accounting standard intended to simplify how an entity tests goodwill for impairment. The revised standard will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for us beginning in our first quarter of fiscal 2013. We do not expect this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning in our first quarter of fiscal 2013 and is required to be applied retrospectively. There will be no impact to our results as the guidance relates only to financial statement presentation.

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. The guidance is effective for us prospectively beginning in the fourth quarter of fiscal 2012, and we are currently evaluating the impact of adoption on our consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserve and allowances; inventory valuation and purchase order accruals; valuation of goodwill and intangibles; restructuring reserves; product warranties; self-insurance; stock-based compensation; loss contingencies; investment impairments; income taxes, and fair value measurements. Actual results could differ from those estimates.

4. Statements of Cash Flows

Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended
	October 28, 2011	October 29, 2010
Non-cash Investing and Financing Activities:
Reclassification of equity component of convertible debt	$114.6	$0.0
Acquisition of property and equipment on account	$41.0	$36.4
Acquisition of property and equipment through long-term financing	$2.5	$12.6
Options assumed from acquired business	$0.0	$3.3
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$22.7	$11.8
Interest paid, (net of capitalized interest of $1.0 million and $0.0 million, respectively)	$10.3	$11.3

5. Business Combinations

Fiscal 2012 Acquisition

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio external storage systems business (Engenio) of LSI Corporation (LSI). We paid LSI $480 million in cash and also assumed certain liabilities related to Engenio. During the three years following the acquisition, LSI will pay us a total of $13.0 million to service certain LSI customer warranties. This acquisition enables us to address growing customer requirements in the areas of high bandwidth and intensive analytics workloads such as video, including full-motion video capture and digital video surveillance, as well as high-performance computing applications, such as genomics sequencing and scientific research.

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

Our consolidated net revenues for the three and six months ended October 28, 2011 included $182.4 million and $339.5 million, respectively, attributable to Engenio since the acquisition. Due to continued integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings contributed by Engenio.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Engenio as if it were consummated on May 1, 2010 (the beginning of the comparable prior annual reporting period). Due to historically differing fiscal year ends of the Company and Engenio, the unaudited pro forma condensed combined financial information for the three and six months ended October 29, 2010 is based on the historical results of the Company for the three and six months ended October 29, 2010 and the historical results of Engenio for the three and six months ended October 3, 2010.

The unaudited pro forma condensed combined financial information is presented for informational purposes only, is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on May 1, 2010 and should not be taken as representative of future condensed consolidated results of operations of the combined company (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Net revenues	$1,507.0	$1,431.2	$2,973.8	$2,753.9

Net income	$165.8	$177.8	$311.7	$316.2

A nonrecurring adjustment of $5.6 million has been reflected in the unaudited pro forma condensed combined information with the effect of increasing net income for the six months ended October 28, 2011 and decreasing net income for the six months ended October 29, 2010 to present the impact on cost of sales from the step-up in inventory as if the acquisition occurred on May 1, 2010.

Acquisition-related expense in our condensed consolidated statements of operations was:

	Three Months Ended	Six Months Ended
	October 28, 2011	October 28, 2011
Acquisition-related expense	$1.7	$3.9

For the six months ended October 28, 2011 acquisition-related expense consisted of due diligence and legal charges of $0.7 million directly related to the acquisition of Engenio and $3.2 million of one-time integration charges related to the combined business.

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

The following table summarizes the purchase price components and equity interests acquired (in millions):

	Akorri	Bycast
Acquisition dates	January 31, 2011	May 13, 2010
Percentage of equity interest acquired	100%	100%
Total purchase price	$62.3	$83.8
Cash component of purchase price	$62.3	$80.5
Fair value of vested options assumed	$0.0	$3.3
Purchase price held in escrow to secure obligations of acquired entity	$7.9	$13.1
Release of escrow (number of years subsequent to acquisition date)	1.5	1.5

We paid the remaining purchase price of Bycast of $13.1 million held in escrow in November 2011.

A summary of the purchase price allocation as of the respective acquisition dates is as follows (in millions):

	Akorri	Bycast
Cash	$0.7	$5.7
Identified intangible assets	22.0	23.6
Goodwill	23.3	56.0
Deferred income taxes	9.9	(3.9)
Other assets, net	6.4	2.4

Total purchase price	$62.3	$83.8

Due to continued integration of the combined businesses since the date of acquisition, it is impracticable to determine the revenue and earnings contributed by Akorri and Bycast. As Akorri and Bycast were acquisitions of businesses, goodwill is not deductible for income tax purposes.

The results of operations of the acquired entities are included in our condensed consolidated statements of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.

6. Goodwill and Purchased Intangible Assets

Goodwill and identified intangible assets are summarized as follows (in millions):

Goodwill:
April 29, 2011	$760.3
Additions	143.7

October 28, 2011	$904.0

	October 28, 2011			April 29, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Identified Intangible Assets:
Developed technology	$282.1	$(51.1)	$231.0	$66.1	$(23.2)	$42.9
Customer contracts/relationships	59.5	(20.0)	39.5	12.0	(4.6)	7.4
Trademarks and trade names	14.7	(7.7)	7.0	7.7	(5.5)	2.2
Covenants not to compete	2.2	(0.6)	1.6	0.6	(0.1)	0.5

Total identified intangible assets	$358.5	$(79.4)	$279.1	$86.4	$(33.4)	$53.0

Amortization expense for identified intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010	Statements of Operations Classifications
Developed technology	$14.0	$3.3	$27.9	$7.7	Cost of product revenues
Customer contracts/relationships	6.4	0.8	15.4	1.6	Sales and marketing
Trademarks and trade names	1.1	0.3	2.3	0.6	Sales and marketing
Covenants not to compete	0.2	0.0	0.4	0.0	Sales and marketing / Research and development

	$21.7	$4.4	$46.0	$9.9

As of October 28, 2011, future amortization expense related to identifiable intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2012	$43.0
2013	84.2
2014	52.0
2015	50.7
2016	46.9
2017	2.3

Total	$279.1

7. Balance Sheet Detail

Cash and cash equivalents (in millions):

	October 28, 2011	April 29, 2011
Cash	$1,061.7	$1,169.1
Cash equivalents	1,207.3	1,588.2

	$2,269.0	$2,757.3

Inventories (in millions):

	October 28, 2011	April 29, 2011
Purchased components	$29.8	$7.5
Work-in-process	0.5	0.1
Finished goods	133.0	100.9

	$163.3	$108.5

Other current assets (in millions):

	October 28, 2011	April 29, 2011
Deferred tax assets, net	$205.4	$145.7
Prepaid expenses and other current assets	190.0	188.4
Short-term restricted cash	4.5	5.3

	$399.9	$339.4

Property and equipment (in millions):

	October 28, 2011	April 29, 2011
Land	$206.1	$204.7
Buildings and building improvements	417.3	406.2
Leasehold improvements	82.5	79.3
Computers, production, engineering and other equipment	585.5	475.5
Software	286.8	270.4
Furniture and fixtures	69.0	61.5
Construction-in-progress	156.3	91.9

	1,803.5	1,589.5
Accumulated depreciation and amortization	(757.4)	(677.9)

	$1,046.1	$911.6

Software includes capitalized internal-use software development costs. The net book value of computer software is as follows:

	October 28, 2011	April 29, 2011
Computer software	$82.3	$88.3

Other non-current assets (in millions):

	October 28, 2011	April 29, 2011
Auction rate securities	$56.0	$65.1
Restricted cash	2.7	2.8
Deferred tax assets, net	213.3	213.2
Other non-current assets	172.9	127.6

	$444.9	$408.7

Short-term and long-term deferred revenue (in millions):

	October 28, 2011	April 29, 2011
Product	$51.3	$106.2
SEM and service	2,387.3	2,208.7

Total	$2,438.6	$2,314.9

Reported as:
Short-term	$1,246.7	$1,226.6
Long-term	1,191.9	1,088.3

Total	$2,438.6	$2,314.9

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

Investments

The following is a summary of our investments as of October 28, 2011 and April 29, 2011, respectively (in millions):

	October 28, 2011				April 29, 2011
		Gross Unrealized		Estimated		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Corporate bonds	$1,990.0	$5.1	$(3.8)	$1,991.3	$1,643.2	$10.2	$(0.6)	$1,652.8
Auction rate securities	58.8	1.0	(3.8)	56.0	69.2	0.4	(4.5)	65.1
U.S. treasury and government debt securities	237.4	0.0	(0.6)	236.8	661.9	0.6	(0.7)	661.8
Commercial paper	35.0	0.0	0.0	35.0	5.0	0.0	0.0	5.0
Municipal bonds	0.0	0.0	0.0	0.0	1.5	0.0	0.0	1.5
Certificates of deposit	117.4	0.2	(0.1)	117.5	96.3	0.0	0.0	96.3
Money market funds	1,199.3	0.0	0.0	1,199.3	1,539.6	0.0	0.0	1,539.6
Equity funds	23.6	0.0	0.0	23.6	20.2	0.0	0.0	20.2
Private equity fund	1.0	0.0	0.0	1.0	1.3	0.0	0.0	1.3

Total debt and equity securities	$3,662.5	$6.3	$(8.3)	$3,660.5	$4,038.2	$11.2	$(5.8)	$4,043.6

The following table presents the contractual maturities of our debt investments as of October 28, 2011 (in millions):

	Cost	Fair Value
Due in one year or less	$728.0	$728.6
Due in one through five years	1,651.8	1,652.0
Due after ten years*	58.8	56.0

	$2,438.6	$2,436.6

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 28, 2011 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$1,991.3	$0.0	$1,991.3	$0.0
U.S. treasuries and government debt securities	236.8	0.0	236.8	0.0
Commercial paper	35.0	0.0	35.0	0.0
Certificates of deposit	117.5	0.0	117.5	0.0
Money market funds	1,199.3	1,199.3	0.0	0.0
Auction rate securities	56.0	0.0	0.0	56.0
Equity funds	23.6	23.6	0.0	0.0
Private equity fund	1.0	0.0	0.0	1.0
Foreign currency contracts	3.0	0.0	3.0	0.0

Total	$3,663.5	$1,222.9	$2,383.6	$57.0

Liabilities
Foreign currency contracts	$7.2	$0.0	$7.2	$0.0

Reported as (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,207.3	$1,199.3	$8.0	$0.0
Short-term investments	2,372.6	0.0	2,372.6	0.0
Other current assets	3.7	3.7	0.0	0.0
Other non-current assets	79.9	19.9	3.0	57.0

Total	$3,663.5	$1,222.9	$2,383.6	$57.0

Liabilities
Other current liabilities	$7.2	$0.0	$7.2	$0.0

The unrealized losses on our available-for-sale investments in corporate bonds were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we neither intend to sell nor are likely to be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of October 28, 2011.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 auction rate securities measured at fair value on a recurring basis using significant unobservable inputs as of October 28, 2011 and October 29, 2010 (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Balance at beginning of period	$56.3	$67.4	$65.1	$69.0
Total unrealized gains (losses) included in other comprehensive income	0.4	(0.6)	1.3	(1.4)
Settlements	(0.7)	(0.6)	(10.4)	(1.4)

Balance at end of period	$56.0	$66.2	$56.0	$66.2

All of our auction rate securities (ARSs) are classified as long-term investments and are backed by pools of student loans guaranteed by the U.S. Department of Education. As of October 28, 2011, we recorded cumulative net temporary impairment charges of $2.8 million within accumulated other comprehensive income (AOCI). Prior to the three months ended October 28, 2011, we estimated the fair value for each individual ARS using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. Key inputs into the discounted cash flow analysis include managements’ expectation of when the principal amount will be recovered either through redemption at par, a refinancing event by the issuer and/or marketability adjustments. As of October 28, 2011, we added the market approach to the valuation technique in order to incorporate secondary market activity into our estimated fair value for each individual ARS. This change had no material impact on the valuation of our ARS portfolio. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments.

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

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for the Notes for at least 20 trading days during the 30 consecutive trading days ended September 30, 2011. Accordingly, as of October 28, 2011, the Notes were not convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as long-term debt and the difference between the principal amount and the carrying value of the Notes is reflected as equity on our condensed consolidated balance sheet.

Our common stock price exceeded the conversion threshold for the Notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2011. Accordingly, as of April 29, 2011, the Notes were convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as short-term debt. Since the Notes were convertible at the option of the holder and the principal amount would have been required to be paid in cash, the difference between the principal amount and the carrying value of the Notes was reflected as convertible debt in mezzanine on our condensed consolidated balance sheet as of April 29, 2011.

The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, the Notes may be convertible in future quarters, and therefore may be classified as short-term debt, if the conversion thresholds are met in such quarters. Additionally, since the Notes would be convertible at the option of the holder and the principal amount would be required to be paid in cash, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in mezzanine on our condensed consolidated balance sheets.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of October 28, 2011, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $41.59 on October 28, 2011, the if-converted value of our Notes exceeded their principal amount by approximately $387.0 million.

The following table reflects the carrying value of our convertible debt as of October 28, 2011 and April 29, 2011, respectively (in millions):

	October 28, 2011	April 29, 2011
1.75% Convertible Notes Due 2013	$1,265.0	$1,265.0
Less: Unamortized discount	(89.2)	(114.6)

Net carrying amount of Notes	$1,175.8	$1,150.4

The following table presents the amount of interest cost recognized (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Contractual coupon interest expense	$5.5	$5.5	$11.0	$11.0
Amortization of debt discount	12.8	12.0	25.4	23.9
Amortization of issuance costs	1.1	1.0	2.2	2.0
Less capitalized interest	(3.5)	0.0	(3.5)	0.0

Total interest expense recognized	$15.9	$18.5	$35.1	$36.9

We capitalize interest on facility assets under construction and on significant software development projects.

The following table reflects the remaining debt discount and issuance costs as of October 28, 2011 (in millions):

Remaining debt discount	$89.2
Remaining issuance costs	7.7
Remaining life of the Notes (years)	1.6

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrants transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

•

Note Hedges: As of October 28, 2011 and April 29, 2011, we had arrangements with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding or (2) the scheduled trading day immediately preceding the maturity date of the Notes. Upon exercise of the Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the hedges.

•

Warrants: As of October 28, 2011 and April 29, 2011, we had outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of October 28, 2011, we were subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of approximately $31.85.

As of October 28, 2011, receipts of shares related to the Note hedge transactions were minimal and no cash or shares were delivered related to the warrant transactions.

Fair Value of Notes

As of October 28, 2011, the approximate fair value of the principal amount of our Notes, which includes the debt and equity components, was approximately $1,761.5 million, or 139% of the face value of the Notes, based upon quoted market information.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	October 28, 2011	April 29, 2011
Current portion of other long-term financing arrangements	$8.1	$5.5
Non-current portion of other long-term financing arrangements	5.2	6.0

	$13.3	$11.5

10. Stockholders’ Equity

Stock Options

A summary of the combined activity under our stock option plans and agreements is as follows (in millions, except for the exercise price and term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 29, 2011	24.5	$26.62
Options granted	2.0	51.71
Options exercised	(1.8)	22.86
Options forfeitures and cancellations	(0.3)	31.44

Outstanding at October 28, 2011	24.4	$28.92	4.10	$349.3

Options vested and expected to vest as of October 28, 2011	23.4	$28.43	4.03	$342.8
Exercisable at October 28, 2011	14.9	$24.79	3.31	$255.2

The aggregate intrinsic value of stock options represents the pre-tax difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Weighted-average fair value per share granted	$13.77	$15.21	$16.96	$13.70
Weighted-average fair value per share of options assumed in acquisition	N/A	N/A	N/A	$21.15
Intrinsic value of options exercised	$6.8	$104.1	$50.6	$214.6
Proceeds received from the exercise of stock options	$7.7	$97.3	$42.7	$224.9
Fair value of options vested	$20.3	$26.5	$38.7	$54.5

There was $93.2 million of total unrecognized compensation expense as of October 28, 2011 related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.3 years.

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for the fair value):

	Numbers of Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 29, 2011	10.1	$35.79
RSUs granted	4.9	49.85
RSUs vested	(1.7)	24.15
RSUs forfeitures and cancellations	(0.4)	38.99

Outstanding at October 28, 2011	12.9	$42.50

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, we primarily use the net share settlement approach, where a portion of the shares are withheld and retired as settlement of statutory employee withholding taxes and decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Shares withheld for taxes	0.1	0.0	0.6	0.5
Fair value of shares withheld and retired	$2.5	$1.1	$27.8	$19.6

As of October 28, 2011, there was $366.7 million of total unrecognized compensation expense related to RSUs. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining vesting period of 2.8 years.

Employee Stock Purchase Plan — Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at a 15% discount from the quoted market price of our common stock at certain specified dates over a two-year period. Additional information related to our purchase rights issued under the ESPP is provided below (in millions, except per share information):

	Six Months Ended
	October 28, 2011	October 29, 2010
Weighted-average fair value per right granted	$15.88	$11.79
Shares issued under the ESPP	1.1	2.8
Weighted-average price of shares issued	$39.17	$11.08

There were no ESPP shares issued during the three months ended October 28, 2011 and October 29, 2010.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended October 28, 2011 and October 29, 2010, respectively, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Cost of product revenues	$1.4	$0.8	$2.5	$1.7
Cost of service revenues	4.2	3.1	8.1	7.0
Sales and marketing	30.4	17.3	59.0	37.9
Research and development	18.2	9.2	34.2	20.3
General and administrative	8.8	7.3	17.3	15.1

Total stock-based compensation expense	$63.0	$37.7	$121.1	$82.0

The following table summarizes stock-based compensation associated with each type of award (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Employee stock options	$14.7	$13.0	$29.2	$25.9
RSUs and restricted stock awards	38.9	18.0	73.3	37.8
ESPP	9.4	6.7	18.6	18.3

Total stock-based compensation expense	$63.0	$37.7	$121.1	$82.0

Total income tax benefits associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Six Months Ended
	October 28, 2011	October 29, 2010
Income tax benefits associated with employee stock transactions	$79.1	$49.8

Valuation Assumptions

The fair value of each award is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Expected term in years	4.8	4.8	4.8	4.8
Risk-free interest rate	0.97%	1.40%	1.55%	1.95%
Volatility	41%	37%	36%	37%

	ESPP
	Six Months Ended
	October 28, 2011	October 29, 2010
Expected term in years	1.2	1.2
Risk-free interest rate	0.25%	0.46%
Volatility	35%	39%

No new employee purchase rights were granted under the ESPP during the three months ended October 28, 2011 and October 29, 2010.

Stock Repurchase Program

During the six months ended October 28, 2011, 14.4 million shares of our common stock were repurchased as described below. Since the May 13, 2003 inception of our stock repurchase program through October 28, 2011, we repurchased a total of 118.7 million shares of our common stock at an average price of $29.70 per share, for an aggregate purchase price of $3.5 billion. As of October 28, 2011, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under this stock repurchase program, and $0.5 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Accelerated Share Repurchase Agreements

On July 8, 2011, we entered into a collared accelerated share repurchase agreement (ASR) with Bank of America, N.A, under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in August 2011. The total number of shares repurchased and retired under this ASR was 4.1 million shares at a weighted-average price of $48.30.

On August 19, 2011, we entered into a new ASR with Wells Fargo Bank, National Association (Wells Fargo), under which we prepaid $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time, subject to certain provisions that establish a minimum and maximum number of shares that may be repurchased. On August 25, 2011, Wells Fargo delivered 10.3 million minimum shares, which were retired immediately. The contract was settled on November 17, 2011, and we received an additional 0.2 million shares at this time. The total number of shares repurchased and retired under this ASR was 10.5 million shares at a weighted-average price of $38.08.

The value of the contracts was allocated to the cost of the shares repurchased and to the value of the ASR forward contracts as follows for the six months ended October 28, 2011 (in millions):

	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Total Repurchase Activity
Repurchase and retirement of common stock	(14.4)	$(123.7)	$(467.1)	$(590.8)
Value of ASR forward contracts		(9.2)		(9.2)

Total cash payment	(14.4)	$(132.9)	$(467.1)	$(600.0)

Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of related immaterial tax effects, were as follows (in millions):

	October 28, 2011	April 29, 2011
Accumulated translation adjustments	$8.5	$11.6
Accumulated unrealized gain (loss) on available-for-sale investments	(2.0)	3.4
Accumulated unrealized gain (loss) on derivatives qualifying as cash flow hedges	0.5	(2.2)

Total accumulated other comprehensive income	$7.0	$12.8

The components of comprehensive income, net of related immaterial tax effects, were as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Net income	$165.6	$175.4	$305.1	$326.1
Change in currency translation adjustments	(2.1)	3.7	(3.1)	4.2
Change in unrealized gain on available-for-sale investments	(6.2)	4.3	(5.4)	6.4
Change in unrealized gain (loss) on derivatives qualifying as cash flow hedges	0.1	(1.9)	2.7	(2.4)

Comprehensive income	$157.4	$181.5	$299.3	$334.3

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

	October 28, 2011	April 29, 2011
Cash Flow Hedges
Euro	$152.8	$104.0
British Pound Sterling	36.1	20.9
Balance Sheet Contracts
Euro	192.7	253.7
British Pound Sterling	39.2	70.8
Australian Dollar	51.3	34.4
Canadian Dollar	20.9	56.0
Other	51.3	52.6

As of October 28, 2011 and April 29, 2011, the fair value of our short-term foreign currency contracts was not material. Certain of these contracts are designed to hedge our exposure to foreign currency denominated monetary assets and liabilities and are not designated as hedging instruments. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change. Gains on derivatives not designated as hedging instruments were not material for any period presented. Net deferred gains and losses recognized into AOCI related to changes in the fair value of our foreign currency contracts that are accounted for as cash flow hedges were not material for any period presented. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. The amount of gains reclassified from AOCI into income was not material for any period presented.

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 28, 2011	October 29, 2010
Effective tax rates	13.1%	12.6%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. As of October 28, 2011, we had $135.5 million of unrecognized tax benefits, of which $103.9 million has been recorded in other long-term liabilities.

We are currently undergoing income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies.

During fiscal year 2010, the IRS commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and, in addition, the California Franchise Tax Board began the examination of our fiscal 2007 and 2008 California income tax returns. These audits are currently in progress.

On September 17, 2010, the Danish tax authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary, for which we have not paid or accrued any taxes, are subject to Danish at-source dividend withholding tax. We believe the assessment is without merit and have appealed this assessment decision with the Danish National Tax Tribunal. An oral hearing before the Danish National Tax Tribunal will occur on December 14, 2011.

If the ultimate determination of income taxes or at-source withholding taxes assessed under the current IRS audits or under audits being conducted in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

In April 2010, our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities effective May 1, 2010 that replaced the previous Dutch tax ruling that expired on April 30, 2010. This ruling resulted in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

On December 17, 2010, the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2009, and before January 1, 2012. Unless extended again, the federal research credit will expire on December 31, 2011.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Numerator:
Net income	$165.6	$175.4	$305.1	$326.1
Denominator:
Shares used in basic computation	361.5	359.1	365.9	355.8
Dilutive potential shares related to employee equity award plans	7.8	15.9	9.8	15.7
Dilutive impact of assumed conversion of Notes	6.7	12.4	11.1	9.4
Dilutive impact of warrants	0.0	4.3	4.0	2.1

Shares used in diluted computation	376.0	391.7	390.8	383.0

Net Income per Share:
Basic	$0.46	$0.49	$0.83	$0.92

Diluted	$0.44	$0.45	$0.78	$0.85

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Options and RSUs	15.6	2.1	9.6	3.7

Dilutive shares outstanding during the three months ended October 28, 2011 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Note hedges (as described in Note 9) are not included in the calculation of earnings per share as their effect would have been anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

14. Segment, Geographic, and Significant Customer Information

We operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. Our company conducts business globally, and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management system because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region based on our internal management system and as utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker (CODM), is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Americas (United States, Canada and Latin America)*	$897.1	$752.1	$1,710.5	$1,391.4
Europe, Middle East and Africa	428.9	382.4	885.6	775.4
Asia Pacific and Japan	181.0	116.5	369.1	237.9

Net revenues	$1,507.0	$1,251.0	$2,965.2	$2,404.7

*	Sales to the United States accounted for $770.4 million and $678.1 million in the three months ended October 28, 2011 and October 29, 2010, respectively, and $1,459.7 million and $1,248.7 million in the six months ended October 28, 2011 and October 29, 2010, respectively.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, as of October 28, 2011 and April 29, 2011 were attributable to our U.S. operations. The following table presents total cash, cash equivalents, restricted cash and investments held in the United States and outside of the United States in various foreign subsidiaries (in millions):

	October 28, 2011	April 29, 2011
United States	$2,240.3	$3,037.5
International	2,465.5	2,211.8

Total cash, cash equivalents, restricted cash and investments	$4,705.8	$5,249.3

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 28, 2011	April 29, 2011
United States	$955.8	$840.2
International	90.3	71.4

Total property and equipment	$1,046.1	$911.6

No more than ten percent of property and equipment was located in any single foreign country.

For the three and six months ended October 28, 2011, there were no international sales to a single foreign country that accounted for ten percent or more of net revenues. For the three and six months ended October 29, 2010, international sales to Germany of $156.3 million and $296.9 million, respectively, accounted for ten percent or more of net revenues.

The following customers, each of which is a distributor, accounted for ten percent or more of our net revenues (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Arrow Electronics, Inc.	$274.2	$214.3	$487.1	$396.3
Avnet, Inc.	198.8	$185.9	357.9	310.6

The following customers accounted for ten percent or more of net accounts receivable (in millions):

	October 28, 2011	April 29, 2011
Arrow Electronics, Inc.	$69.9	$101.4
Avnet, Inc.	$67.2	$107.5

15. Commitments and Contingencies

Lease Commitments

Future annual minimum lease payments under all non-cancelable facilities and equipment operating leases with an initial term in excess of one year as of October 28, 2011 totaled $390.7 million.

As of October 28, 2011, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNP Paribas LLC (BNPPLC), some of which require us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between the residual guarantee and fair value, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period.

These leases require us to maintain specified financial covenants with which we were in compliance as of October 28, 2011.

As of October 28, 2011, we estimated that the fair value of the properties under synthetic lease was $51.0 million below the residual guarantee. We are accruing for this deficiency over the remaining terms of the respective leases. As of October 28, 2011, a deficiency reserve of $27.0 million was included in other long-term liabilities.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $176.1 million in non-cancelable purchase commitments with our contract manufacturers as of October 28, 2011. In addition, we recorded a liability for firm non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of October 28, 2011 and April 29, 2011, such liability amounted to $5.5 million and $4.5 million, respectively, and is included in other current liabilities in the condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. We had $13.3 million in capital purchase commitments and $327.5 million in other purchase commitments as of October 28, 2011.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Beginning balance	$59.5	$32.1	$40.5	$31.9
Liability assumed in acquisition	0.0	0.0	17.5	0.0
Expense accrued during the period	15.7	7.0	27.4	12.9
Warranty costs incurred	(10.2)	(5.6)	(20.4)	(11.3)

Ending balance	$65.0	$33.5	$65.0	$33.5

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party leasing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our third-party funding companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party leasing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer the revenues associated with the end-user financing arrangement in accordance with our revenue recognition policies. As of October 28, 2011, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $105.1 million, and the related deferred revenue and cost of revenues totaled approximately $107.4 million and $12.4 million, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of October 28, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named certain of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint included claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint sought disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011. Following a hearing on July 15, 2011, the Court granted the motions to dismiss, but permitted plaintiff leave to amend its complaint on or before September 16, 2011.

On August 9, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against us for the purpose of obtaining, in a summary proceeding, books and records to help Amalgamated Bank amend its complaint in the California lawsuit. Each of the parties filed cross motions for summary judgment, and a hearing was held before the Delaware Chancery Court on November 16, 2011. Following that hearing, the Court directed Amalgamated Bank to more narrowly tailor its requests.

The plaintiff filed an amended complaint in the California lawsuit on September 15, 2011. We will move to dismiss this or any other further amended complaint by January 9, 2012. A hearing on our motion to dismiss the California lawsuit is scheduled for February 24, 2012.

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

•	acceptance of, and demand for, our products, including our recent new product introductions;

•	our ability to increase our customer base, market share and revenue;

•	general economic and market conditions, particularly the continuing fiscal challenges in the U.S. and Europe;

•	the effects of the recent flooding in Thailand;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to effectively integrate acquired products and technologies;

•	our ability to successfully introduce new products and forecast demand for those products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support and the growth of the storage markets generally;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits, inquiries and investigations; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio external storage systems business (Engenio) of LSI Corporation (LSI). We paid LSI $480.0 million in cash and also assumed certain liabilities related to Engenio. We expect this acquisition to enable us to address growing customer requirements in the areas of high bandwidth and intensive analytics workloads such as video, including full-motion video capture and digital video surveillance, as well as high performance computing applications, such as genomics sequencing and scientific research. Our consolidated net revenues for the three and six months ended October 28, 2011 include $182.4 million and $339.5 million, respectively, attributable to Engenio since the acquisition.

Net revenues for the three and six months ended October 28, 2011 were $1,507.0 million, up $256.0 million, or 20%, and were $2,965.2 million, up $560.5 million, or 23%, respectively, from the comparable periods in the prior year. The revenue growth in each of these periods was primarily due to our acquisition of Engenio, continued demand for our storage efficiency and data management solutions, and an increase in hardware maintenance contract revenue. Gross profit as a percentage of net revenues decreased during the three and six months ended October 28, 2011 compared to the same periods in the prior year, primarily due to the inclusion of lower gross margin E-Series OEM products resulting from the Engenio acquisition in the revenue mix.

Sales and marketing, research and development, and general and administrative expenses for the three and six months ended October 28, 2011 totaled $718.9 million, up 19% and $1,437.4 million, up 24%, respectively, from the comparable periods in the prior year. These increases were primarily due to a 27% and 26% increase in average headcount in the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year. Approximately half of the headcount growth in the three and six months ended October 28, 2011 is related to the May 2011 acquisition of Engenio.

Critical Accounting Estimates and Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate under the circumstances. However, future results may vary from our estimates.

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Revenues:
Product	67.4%	65.9%	66.8%	65.0%
Software entitlements and maintenance	13.1	14.1	13.4	14.6
Service	19.5	20.0	19.8	20.4

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	30.5	25.9	30.3	26.4
Cost of software entitlements and maintenance	0.4	0.3	0.4	0.3
Cost of service	8.5	8.5	8.3	8.7

Gross profit	60.6	65.3	61.0	64.6

Operating expenses:
Sales and marketing	30.1	30.7	30.7	30.7
Research and development	13.3	12.5	13.4	12.7
General and administrative	4.3	5.1	4.4	5.0
Restructuring and other charges	—	—	—	—
Acquisition-related expense	0.1	—	0.1	—

Total operating expenses	47.8	48.3	48.6	48.4

Income from operations	12.8	17.0	12.4	16.2
Other expense, net:
Interest income	0.5	0.8	0.6	0.8
Interest expense	(1.1)	(1.5)	(1.2)	(1.5)
Other income (expense), net	—	(0.1)	—	—

Total other expense, net	(0.6)	(0.8)	(0.6)	(0.7)

Income before income taxes	12.2	16.2	11.8	15.5
Provision for income taxes	1.2	2.2	1.5	1.9

Net income	11.0%	14.0%	10.3%	13.6%

Discussion and Analysis of Results of Operations

Net Revenues — Our net revenues for the three and six months ended October 28, 2011 and October 29, 2010 were as follows (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Net revenues	$1,507.0	$1,251.0	20%	$2,965.2	$2,404.7	23%

Net revenues increased by $256.0 million, or 20%, and increased by $560.5 million, or 23%, for the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year. The increase in our net revenues for both periods was primarily due to an increase in product revenues, which comprised 67% of net revenues in each of the three and six months ended October 28, 2011, compared to 66% and 65% in the three and six months ended October 29, 2010, respectively.

Sales through our indirect channels represented 80% and 78% of net revenues for the three and six months ended October 28, 2011, respectively, and represented 72% and 71% of net revenues for the three and six months ended October 29, 2010, respectively. The increase in our indirect channels as a percentage of net revenues reflects the acquisition of Engenio.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues (in millions, except percentages):

	Three Months Ended				Six Months Ended
	October 28, 2011	% of Net Revenues	October 29, 2010	% of Net Revenues	October 28, 2011	% of Net Revenues	October 29, 2010	% of Net Revenues
Arrow Electronics, Inc.	$274.2	18%	$214.3	17%	$487.1	16%	$396.3	16%
Avnet, Inc.	198.8	13%	185.9	15%	357.9	12%	310.6	13%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Product revenues	$1,016.2	$824.8	23%	$1,981.9	$1,562.3	27%

Product revenues increased by $191.4 million, or 23%, and increased by $419.6 million, or 27%, for the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year. Product revenues consist of configured systems, which are comprised of bundled hardware and software products, and non-configured products, which consist primarily of add-on hardware, storage, and software products, as well as OEM products.

Total configured system revenues of $521.1 million increased by $31.2 million, or 6%, for the three months ended October 28, 2011, and total configured system revenues of $1,031.1 million increased by $75.9 million, or 8%, for the six months ended October 28, 2011, compared to the prior year, with the largest increase in each period coming from the 6000 series systems. Configured systems unit volume increased by 1% and 2% for the three and six months ended October 28, 2011, respectively, compared to the prior year, with increases in each period in both the 6000 and 3000 series systems, offset by a decrease in each period in the 2000 series systems. The increases in the unit volume of the 6000 and 3000 series in each period were due to strong customer demand for these newer systems. The decreases in the 2000 series unit volume in each period were primarily due to a decrease in demand for this older product, as well as a shift in business to the newer 3000 series systems. The average selling prices (ASPs) of total configured systems increased during the three and six months ended October 28, 2011, compared to the prior year due to a shift in system revenue mix from the lower ASP 2000 series to the higher ASP 3000 and 6000 series. However, ASP’s across each series decreased compared to the same periods in the prior year due to manufacturing cost reductions being passed along to customers as price reductions.

Non-configured product revenues of $495.1 million increased $160.3 million, or 48%, during the three months ended October 28, 2011, and non-configured product revenues of $950.8 million increased $343.7 million, or 57%, during the six months ended October 28, 2011, compared to the prior year. These increases were primarily due to E-Series OEM product revenues of $173.9 million and $329.8 million during the three and six months ended October 28, 2011, respectively, that resulted from the Engenio acquisition. Partially offsetting these increases during the three months ended October 28, 2011 was a 9% decrease in sales of add-on storage products.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profit performance. Pricing changes, discounting practices, foreign currency, unit volumes, customer mix, natural disasters and product material costs can also impact revenues, cost of revenues and/or gross profit performance. Disks are a significant component of our storage systems. Industry disk pricing continues to fall every year; however, with the recent flooding in Thailand, disk prices may increase. To the extent that disk prices decrease, we generally pass along those price decreases to our customers while working to maintain relatively constant profit margins on our disk drives. As our sales price per terabyte continues to decline, improved system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Software entitlements and maintenance revenues	$198.0	$176.7	12%	$396.2	$350.9	13%

Software entitlements and maintenance (SEM) revenues increased by $21.3 million, or 12%, and increased by $45.3 million, or 13%, during the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year. The increases in each period were due to an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Service revenues	$292.8	$249.5	17%	$587.1	$491.5	19%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $43.3 million, or 17%, and by $95.6 million, or 19%, during the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year. Hardware maintenance contract revenues increased 27% and 29% during the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year, as a result of an increase in each period in the installed base under service contracts. Professional services and educational and training services revenues remained flat during the three months ended October 28, 2011 and increased 2% during the six months ended October 28, 2011, compared to the prior year.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Americas (United States, Canada and Latin America)	$897.1	$752.1	19%	$1,710.5	$1,391.4	23%
Europe, Middle East and Africa (EMEA)	428.9	382.4	12%	885.6	775.4	14%
Asia Pacific and Japan (APAC)	181.0	116.5	55%	369.1	237.9	55%

Net revenues	$1,507.0	$1,251.0		$2,965.2	$2,404.7

Sales to the United States accounted for 86% and 90% of Americas’ net revenues during the three months ended October 28, 2011 and October 29, 2010, respectively, and 85% and 90% of America’s net revenue during the six months ended October 28, 2011 and October 29, 2010, respectively. Sales to Germany were less than 10% of net revenues for both the three and six months ended October 28, 2011. Sales to Germany accounted for 12% of net revenues during each of the three and six months ended October 29, 2010. No other single foreign country accounted for 10% or more of net revenues in any of the periods presented.

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

Our gross profit is impacted by a variety of factors, including pricing changes, discounting practices, foreign currency, product configuration, unit volumes, customer mix, revenue mix, natural disasters and product material costs. Service gross profit is typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. If any of these factors that impact our gross profit are adversely affected, whether by economic uncertainties or for other reasons, our gross profit could decline.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Cost of product revenues	$ 460.7	$ 324.3	42%	$ 898.1	$ 634.5	42%

Cost of product revenues increased by $136.4 million, or 42%, and $263.6 million, or 42%, during the three and six months ended October 28, 2011, from the comparable periods in the prior year. The changes were comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Six Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Materials cost	33	32
Amortization of developed technology	3	3
Warranty	3	2
Manufacturing overhead	2	3
Excess and obsolete inventory	1	2

Total change	42	42

During the three and six months ended October 28, 2011, the increase in materials cost was primarily due to $98.5 million and $183.5 million, respectively, in our materials cost relating to the sales of E-Series OEM products resulting from the Engenio acquisition. The increase in materials cost was also impacted by the 1% and 2% unit volume increases in configured systems during these periods; however, the average cost per unit of configured systems across all product families decreased or remained flat as a result of materials cost reductions across all units offsetting volume increases during these reporting periods.

The increase in the amortization of developed technology was due to identified intangible assets acquired from the Engenio acquisition, which are amortized on a straight-line basis over their estimated useful life.

Cost of product revenues represented 45% and 39% of product revenue for the three months ended October 28, 2011 and October 29, 2010, respectively, and 45% and 41% of product revenue for the six months ended October 28, 2011 and October 29, 2010, respectively. The overall increase in costs as a percentage of revenues for the three and six months ended October 28, 2011 was primarily the result of E-Series OEM products, which have lower materials margins than configured systems and add-on products.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Cost of software entitlements and maintenance revenues	$ 5.6	$ 3.5	60%	$ 10.9	$ 6.9	58%

Cost of SEM revenues increased by $2.1 million, or 60%, and $4.0 million, or 58%, during the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year, primarily due to an increase in volume-related software support costs. Cost of SEM revenues represented 3% of SEM revenues for both the three and six months ended October 28, 2011 and 2% of SEM revenues for both the three and six months ended October 29, 2010.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Cost of service revenues	$ 127.7	$ 106.7	20%	$ 246.3	$ 209.0	18%

Cost of service revenues increased by $21.0 million, or 20%, and $37.3 million, or 18%, during the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year primarily due to an increase in installed base resulting in higher service and support purchased from third parties, an increase in logistics costs, and an accrual for a loss on a single contract. Costs represented 44% and 43% of service revenues for the three months ended October 28, 2011 and October 29, 2010, respectively, and represented 42% and 43% of service revenues for the six months ended October 28, 2011 and October 29, 2010, respectively.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased approximately $62.4 million, or 20%, and $145.6 million, or 24%, for the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $68.1 million and $146.3 million for the three and six months ended October 28, 2011, respectively, due to an increase in average headcount, which included the impact of the Engenio acquisition;

(ii) an increase in stock-based compensation of $23.6 million and $37.2 million for the three and six months ended October 28, 2011, respectively, which also included the impact of the Engenio acquisition;

(iii) partially offset by a decrease in incentive compensation expense of $29.2 million and $37.8 million for the three and six months ended October 28, 2011, respectively, due to lower achievement of performance against operating targets during the three and six months ended October 28, 2011.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Sales and marketing expenses	$454.1	$382.8	19%	$908.9	$737.0	23%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense, and travel and entertainment expense. Sales and marketing expenses increased due to the following:

	Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Six Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	9	9
Stock-based compensation	3	3
Incentive plan compensation	(3)	(2)
Other compensation and benefit costs	1	2

Total compensation costs	10	12
Outside services	2	3
Amortization expense	2	2
Commissions	1	2
Facilities and IT support costs	1	2
Advertising and marketing promotional expense	1	1
Other	2	1

Total change	19	23

The increase in total compensation costs for the three and six months ended October 28, 2011 reflects an increase in average sales and marketing headcount of 23% for each period, as compared to the same periods in the prior year. These increases were partially offset by a decrease in incentive compensation expense. Outside services increased to support sales and marketing initiatives and amortization expense increased due to the addition of intangible assets as a result of the acquisition of Engenio.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Research and development expenses	$199.7	$156.6	28%	$398.3	$306.1	30%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software related costs, prototypes, non-recurring engineering (NRE) charges and other outside services costs. Research and development expenses increased due to the following:

	Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Six Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	14	14
Stock-based compensation	6	4
Incentive plan compensation	(7)	(4)
Other compensation and benefit costs	4	5

Total compensation costs	17	19
Facilities and IT support costs	5	6
Depreciation expense	3	3
NRE charges	1	1
Outside services	1	1
Other	1	—

Total change	28	30

The increase in total compensation costs reflects a 44% and 41% increase in average engineering headcount during the three and six months ended October 28, 2011, respectively, compared to the same periods in the prior year. These increases were partially offset by a decrease in incentive compensation expense. The increase in facilities and IT support costs in each period reflects the acquisition of Engenio.

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

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
General and administrative expenses	$65.1	$64.2	1%	$130.2	$120.4	8%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT costs. General and administrative expenses decreased or remained flat due to the following:

	Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Six Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	5	5
Stock-based compensation	2	2
Incentive plan compensation	(10)	(7)
Other compensation and benefit costs	(1)	—

Total compensation costs	(4)	—
Outside services	5	5
IT costs	—	2
Professional and corporate legal fees	—	1

Total change	1	8

The decrease in total compensation costs was driven by a decrease in incentive compensation expense for the three and six months ended October 28, 2011. These decreases were partially offset by the impact of a 14% and 17% increase in average general and administrative headcount during the three and six months ended October 28, 2011, respectively, compared to the same periods in the prior year. The increase in outside services for each of the three and six months ended October 28, 2011 reflects additional spending on contractors and costs associated with the Engenio acquisition integration and various on-going operational projects.

Acquisition-Related Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Acquisition-related expense	$1.7	$—	NM	$3.9	$0.3	NM

NM	— Not meaningful.

During the three and six months ended October 28, 2011, we incurred $1.7 million and $3.9 million, respectively, of due diligence, legal and other one-time integration charges associated with our acquisition of Engenio. During the six months ended October 29, 2010, acquisition-related expense related to one-time integration charges associated with our acquisition of Bycast Inc. was $0.3 million.

Other Expense, Net

Interest Income (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Interest income	$8.3	$9.5	(13)%	$18.9	$19.3	(2)%

The decrease in interest income during the three and six months ended October 28, 2011, from the comparable periods in the prior year, was primarily due to lower yields on new investments.

Interest Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Interest expense	$(16.4)	$(18.6)	12%	$(35.8)	$(37.2)	4%

Interest expense decreased 12% and 4% during the three and six months ended October 28, 2011, respectively, from the comparable periods in the prior year. During the three and six months ended October 28, 2011, we recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our Notes of approximately $11.5 million and $25.2 million, respectively, net of capitalized interest. During the three and six months ended October 29, 2010, we recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our Notes of approximately $13.0 million and $25.9 million, respectively. The coupon interest expense related to the Notes was $4.5 million and $10.0 million during the three and six months ended October 28, 2011 and October 29, 2010, respectively, net of capitalized interest. During the three and six months ended October 28, 2011, we capitalized interest expense of $3.5 million on facility assets under construction and on significant software development projects.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Provision for income taxes	$18.3	$26.9	(32)%	$45.9	$47.2	(3)%

Our effective tax rates for the three months ended October 28, 2011 and October 29, 2010 were 10.0% and 13.3%, respectively, and 13.1% and 12.6% for the six months ended October 28, 2011 and October 29, 2010, respectively. Our effective tax rates for the three and six months ended October 28, 2011 and October 29, 2010 differ from the U.S statutory rate of 35% because our foreign earnings are taxed at rates lower than the U.S statutory rate. Our provision for income taxes decreased for the three and six months ended October 28, 2011 compared to the three and six months ended October 29, 2010 primarily as a result of a decrease in U.S. pre-tax profits.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 28, 2011.

Liquidity Sources and Cash Requirements

Our principal sources of liquidity as of October 28, 2011 consisted of approximately $4.6 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	October 28, 2011	April 29, 2011
Cash and cash equivalents	$2,269.0	$2,757.3
Short-term investments	2,372.6	2,417.4

Total cash, cash equivalents and short-term investments	$4,641.6	$5,174.7

As of October 28, 2011, $2.2 billion of cash, cash equivalents and short-term investments were held in the United States, while $2.4 billion were held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service our debt and synthetic leases. Our contractual obligations as of October 28, 2011 are summarized below in the Contractual Obligations tables.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies, including Engenio, and conversions of our Notes by holders. Based on our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, interest payments on our Notes and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

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

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We anticipate capital expenditures to be between $125.0 million and $175.0 million over the next six months.

Acquisition-Related Requirements

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio business of LSI. We paid LSI $480.0 million in cash and also assumed certain assets and liabilities related to Engenio. As part of our efforts to integrate Engenio into our business, we expect to incur additional one-time integration charges. See Note 5 of the accompanying condensed consolidated financial statements for more information.

Cash Flows

As of October 28, 2011, our cash and cash equivalents and short-term and long-term investments decreased by $533.1 million from April 29, 2011, to $4.7 billion. The decrease was primarily a result of $600.0 million in cash paid for the repurchase of common stock, $480.0 million net cash paid in connection with the acquisition of Engenio, and $191.6 million in capital expenditures, partially offset by $610.8 million of cash provided by operating activities, $40.0 million of net redemptions of investments and $51.9 million from issuances of common stock related to employee stock option exercises and purchases under the employee stock purchase plan. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of October 28, 2011 decreased to 38 days, compared to 47 days as of April 29, 2011, primarily due to improvements in shipment linearity. Working capital increased by $715.3 million to $3.7 billion as of October 28, 2011, compared to $3.0 billion as of April 29, 2011, primarily due to the reclassification of our $1.2 billion Notes to long-term liabilities as the underlying contingent conversion threshold was not met at October 28, 2011 and a decrease in accrued compensation and related benefits of $165.9 million, partially offset by a decrease in cash, cash equivalents, short-term investments of $533.1 million and accounts receivable of $117.4 million.

Cash Flows from Operating Activities

During the six months ended October 28, 2011, we generated cash from operating activities of $610.8 million. The primary sources of cash from operating activities consisted of net income of $305.1 million, adjusted by depreciation and amortization of $136.9 million and non-cash stock-based compensation of $121.1 million. Significant changes in assets and liabilities impacting operating cash flows included an increase in deferred revenue of $126.9 million and a decrease in accounts receivable of $115.6 million, partially offset by a decrease in accrued compensation and other current liabilities of $173.1 million, primarily attributable to employee payouts related to the fiscal year 2011 commissions and incentive compensation plans.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the six months ended October 28, 2011, we completed our acquisition of Engenio for a total cash payment of $480.0 million and made capital expenditures of $191.6 million. We received $40.4 million from net purchases and redemptions of our investments for the six months ended October 28, 2011.

Cash Flows from Financing Activities

We paid $461.8 million for financing activities for the six months ended October 28, 2011, which primarily consisted of $600.0 million for the repurchase of common stock, partially offset by $84.7 million of excess tax benefit from stock-based compensation and $51.9 million of proceeds from employee equity award plans, net of shares withheld for taxes.

Net proceeds from the issuance of common stock related to employee participation in employee equity award programs have historically been a significant component of our liquidity. The extent to which our employees exercise stock options or participate in our Employee Stock Purchase Plan (ESPP) program generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock in connection with these programs and related tax benefits will vary.

Stock Repurchase Program

During the six months ended October 28, 2011, 14.4 million shares of our common stock were repurchased as described below. Since the May 13, 2003 inception of our stock repurchase program through October 28, 2011, we have repurchased a total of 118.7 million shares of our common stock at an average price of $29.70 per share, for an aggregate purchase price of $3.5 billion. As of October 28, 2011, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under this stock repurchase program, and $0.5 billion remains available under these authorizations. The stock repurchase program may be suspended or discontinued at any time.

Accelerated Share Repurchase Agreements

On July 8, 2011, we entered into a collared accelerated share repurchase agreement (ASR) with Bank of America, N.A, under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in August 2011. The total number of shares repurchased and retired under this ASR was 4.1 million shares at a weighted-average price of $48.30.

On August 19, 2011, we entered into a new ASR with Wells Fargo Bank, National Association (Wells Fargo), under which we prepaid $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time, subject to certain provisions that establish a minimum and maximum number of shares that may be repurchased. On August 25, 2011, Wells Fargo delivered 10.3 million minimum shares, which were retired immediately. The contract was settled on November 17, 2011, and we received an additional 0.2 million shares at this time. The total number of shares repurchased and retired under this ASR was 10.5 million shares at a weighted-average price of $38.08.

Convertible Notes

As of October 28, 2011, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (See Note 9 of the accompanying condensed consolidated financial statements). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for these Notes for at least 20 trading days during the 30 consecutive trading days ended September 30, 2011. Accordingly, as of October 28, 2011, the Notes were not convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as long-term debt and the difference between the principal amount and the carrying value of the Notes is reflected as equity on our condensed consolidated balance sheet.

The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, the Notes may be convertible in future quarters, and therefore may be classified as short-term debt if the contingent conversion thresholds are met in such quarters. Additionally, since the Notes would be convertible at the option of the holder and the principal amount would be required to be paid in cash, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in mezzanine on our condensed consolidated balance sheets. As of October 28, 2011, shares issued related to conversion of the Notes were minimal. Receipts of shares related to the Note hedge transactions were minimal, and there were no cash or shares delivered in relation to the warrant transactions as of October 28, 2011.

Contractual Obligations

The following summarizes our contractual obligations at October 28, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$16.5	$34.0	$35.0	$36.4	$27.5	$73.8	$223.2
Real estate lease payments (1)	1.6	129.1	—	—	—	—	130.7
Less: sublease income	(1.0)	(1.2)	(0.8)	(0.8)	(0.5)	—	(4.3)
Equipment operating lease payments	11.7	16.5	9.9	2.6	0.3	0.1	41.1
Purchase commitments with contract manufacturers (2)	171.1	3.6	1.2	0.2	—	—	176.1
Capital expenditures	13.3	—	—	—	—	—	13.3
Other purchase obligations (3)	196.7	79.5	20.7	10.6	10.0	10.0	327.5

Total off balance-sheet commitments	409.9	261.5	66.0	49.0	37.3	83.9	907.6
1.75% Convertible notes (4)	11.1	22.1	1,276.0	—	—	—	1,309.2
Long-term financing arrangements	5.0	8.2	0.4	—	—	—	13.6
Uncertain tax positions (5)							103.9

Total	$426.0	$291.8	$1,342.4	$49.0	$37.3	$83.9	$2,334.3

Other Commercial Commitments:
Letters of credit	$6.1	$1.0	$—	$—	$0.5	$1.1	$8.7

(1)

Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $1.6 million in the remainder of fiscal 2012; and $2.0 million in fiscal 2013, which are based on either the LIBOR rate as of October 28, 2011 plus a spread or a fixed rate for terms of five years, and (ii) at the expiration or termination of the lease, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings.

(2)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturer. We record a liability for firm, non-cancelable, and nonreturnable purchase commitments for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory. As of October 28, 2011, the liability for these purchase commitments in excess of future demand was approximately $5.5 million and is recorded in other current liabilities on the condensed consolidated balance sheet.

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

(4)

Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 9 of the accompanying condensed consolidated financial statements). Estimated interest payments for the Notes are $44.3 million for the remainder of fiscal 2012 through fiscal 2014.

(5)

As of October 28, 2011, our liability for uncertain tax positions was $103.9 million, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including their duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table. We expect to fund our contractual obligations and other commitments in the table above through existing cash, cash equivalents, investments, and cash generated from operations or obtain additional financing, if necessary.

As of October 28, 2011, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC, some of which require us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between the residual guarantee and fair value, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at October 28, 2011 and the date we began to make payments for each of our leasing arrangements (in millions):

Leasing Arrangements	Cost	Residual Guarantee	LIBOR Plus Spread or Fixed Rate	Lease Commencement Date	Term
1	$48.5	$41.2	3.14%	January 2008	5 years
2	80.0	68.0	0.22%	December 2007	5 years
3	10.5	8.9	3.12%	December 2007	5 years
4	10.6	9.0	3.14%	December 2007	5 years

All leases require us to maintain specified financial covenants with which we were in compliance as of October 28, 2011. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than 3:1 and a minimum amount of Unencumbered Cash and Short-Term Investments of $300 million. Our failure to comply with these financial covenants could result in a default under the leases, which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements, or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

As of October 28, 2011, we estimated that the fair value of the properties under synthetic lease was $51.0 million below the residual guarantee. We are accruing for this deficiency over the remaining terms of the respective leases. As of October 28, 2011, a deficiency reserve of $27.0 million was included in other long-term liabilities.

We may from time to time terminate one or more of our leasing arrangements and repay amounts outstanding in order to meet our operating or other objectives.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of October 28, 2011, as the outcome of these legal matters is currently not determinable.

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named certain of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint included claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint sought disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011. Following a hearing on July 15, 2011, the Court granted the motions to dismiss, but permitted plaintiff leave to amend its complaint on or before September 16, 2011.

On August 9, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against us for the purpose of obtaining, in a summary proceeding, books and records to help Amalgamated Bank amend its complaint in the California lawsuit. Each of the parties filed cross motions for summary judgment, and a hearing was held before the Delaware Chancery Court on November 16, 2011. Following that hearing, the Court directed Amalgamated Bank to more narrowly tailor its requests.

The plaintiff filed an amended complaint in the California lawsuit on September 15, 2011. We will move to dismiss this or any other further amended complaint by January 9, 2012. A hearing on our motion to dismiss the California lawsuit is scheduled for February 24, 2012.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of October 28, 2011, our financial guarantees of $8.7 million that were not recorded on our condensed consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of October 28, 2011, our notional fair value of foreign exchange forward and foreign currency option contracts totaled $544.3 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 11 of the accompanying condensed consolidated financial statements for more information related to our hedging activities.

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

We have commitments related to four lease arrangements with BNPPLC for approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $130.7 million as discussed above in “Contractual Obligations.”

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of October 28, 2011, we had available-for-sale investments of $2.4 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, and are classified as available-for-sale investments. These investments consist primarily of corporate bonds, commercial paper, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels as of October 28, 2011 would cause the fair value of these available-for-sale investments to decline by approximately $1.9 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company-specific events and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. We will monitor and evaluate the accounting for our investment portfolio on a quarterly basis for any other-than-temporary impairment charges.

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of October 28, 2011, we recorded cumulative unrealized losses of $3.8 million, offset by $1.0 million of unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

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

Lease Commitments — As of October 28, 2011, one of our four lease arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of these leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at October 28, 2011 would increase our lease payments on the floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

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

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for these Notes for at least 20 trading days during the 30 consecutive trading days ended September 30, 2011. Accordingly, as of October 28, 2011, the Notes were not convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as long-term debt, and the difference between the principal amount and the carrying value of these Notes is reflected as equity on our condensed consolidated balance sheet.

Our common stock price exceeded the conversion threshold for these Notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2011. Accordingly, as of April 29, 2011, the Notes were convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as short-term debt. Since the Notes were convertible at the option of the holder and the principal amount would have been required to be paid in cash, the difference between the principal amount and the carrying value of the Notes was reflected as convertible debt in mezzanine on our condensed consolidated balance sheet as of April 29, 2011.

The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, the Notes may be convertible in future quarters, and therefore may be classified as short-term debt, if the conversion thresholds are met in such quarters. Additionally, since the Notes would be convertible at the option of the holder and the principal amount would be required to be paid in cash, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in mezzanine on our condensed consolidated balance sheets.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of October 28, 2011, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $41.59 on October 28, 2011, the if-converted value of our Notes exceeded their principal amount by approximately $387.0 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of October 28, 2011, the principal amount of our Notes, which consists of the combined debt and equity components, was $1,265.0 million, and the total estimated fair value of the principal amount was $1,761.5 million based on the closing trading price of $139.26 per $100 of our Notes as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at October 28, 2011, the time-value component is recorded in earnings while all other gains or losses are included in other comprehensive income.

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

The following table provides information about our currency forward contracts outstanding on October 28, 2011 (in millions):

Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Contracts:
Euro	244.2	$345.5	$345.3
British Pound Sterling	46.8	75.3	75.4
Canadian Dollar	20.8	20.9	21.0
Australian Dollar	48.1	51.3	51.2
Other	NM	51.3	51.1

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 28, 2011, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 13, 2010, Amalgamated Bank (as trustee of the Longview Largecap 500 Index Fund and the Longview Largecap 500 Index Veba Fund) filed a derivative lawsuit on behalf of NetApp, Inc. and NetApp U.S. Public Sector, Inc. in the Superior Court of the State of California, Santa Clara County. The lawsuit named certain of our current and former directors as defendants. On February 3, 2011, the plaintiff filed an amended complaint in response to motions to dismiss that we and the individual defendants had filed. Like the original complaint, the amended complaint included claims of breach of fiduciary duty and waste of corporate assets and alleges that the defendants failed to monitor internal controls to ensure that we complied with legal requirements in our General Services Administration (GSA) contracting activities, resulting in us incurring defense and settlement costs. The amended complaint sought disgorgement of salaries and other compensation from the defendants and additional unspecified damages. We and the individual defendants filed motions to dismiss the amended complaint in early March 2011. Following a hearing on July 15, 2011, the Court granted the motions to dismiss, but permitted plaintiff leave to amend its complaint on or before September 16, 2011.

On August 9, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against us for the purpose of obtaining, in a summary proceeding, books and records to help Amalgamated Bank amend its complaint in the California lawsuit. Each of the parties filed cross motions for summary judgment, and a hearing was held before the Delaware Chancery Court on November 16, 2011. Following that hearing, the Court directed Amalgamated Bank to more narrowly tailor its requests.

The plaintiff filed an amended complaint in the California lawsuit on September 15, 2011. We will move to dismiss this or any other further amended complaint by January 9, 2012. A hearing on our motion to dismiss the California lawsuit is scheduled for February 24, 2012.

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

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions, such as the continuing fiscal challenges in the U.S. and Europe, have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:

•	Reduced demand for our products as a result of constraints on IT-related spending by our customers;

•	Risk of supply constraints, particularly the recent flooding in Thailand;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Risk of excess and obsolete inventories;

•	Excess facilities costs;

•	Higher overhead costs as a percentage of revenues;

•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines or businesses and related asset impairments.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have been in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations during times of economic volatility. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the storage and data management market;

•	A shift in federal government spending patterns, particularly in light of continued worries about U.S. debt levels and spending;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenues;

•	The level of price and product competition in our target markets;

•	The impact of economic uncertainty on our customers’ budgets and IT spending capacity;

•	Our ability to maintain appropriate inventory levels and purchase commitments, particularly in light of recent flooding in Thailand and resulting constraints on inventory supply;

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

The fact that we do not own or operate our manufacturing facilities, supply chain and logistics exposes us to risks, including reduced control over quality assurance, production costs and product supply, which could have a material adverse impact on the supply of our products and on our business and operating results. We rely on a limited number of suppliers for components utilized in the assembly of our products, which has and could subject us to future periodic supply constraints and price rigidity. In addition, pursuant to the terms of the asset purchase agreement we entered into with LSI in connection with the acquisition of certain assets related to Engenio, we have the right to place orders with contract manufacturers and suppliers through LSI and access LSI’s systems in order to help us manage the Engenio business for a period of time following the acquisition. Financial or other problems of either contract manufacturers, component suppliers or other parties in our supply chain, including LSI, and reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs of our products.

For instance, several of our disk drive suppliers with operations in Thailand were impacted by the October 2011 flooding, which has affected those suppliers’ ability to manufacture a sufficient number of drives in order to meet the demands of their customers, including us. In addition, certain suppliers have also announced anticipated price increases for available drives. Continued drive supply shortages and pricing complexities could materially and adversely affect our supply chain, customer relationships and results of operations. In addition, qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and disruption or termination of manufacturing capacity or fulfillment requirements with respect to any contract manufacturer or logistics provider could negatively impact our ability to manufacture, sell and ship our products.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately procure inventory by our contract manufacturers; a failure to timely cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. As the demand for our products has increased, we have experienced, and may continue to experience, tightening of supply of some components leading to longer lead times and component supply constraints, which has resulted in and in the future could continue to result in the delay of shipments.

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

Due to such factors, gross margins are subject to variation from period-to-period and are difficult to predict.

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

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the three and six months ended October 28, 2011, revenues generated from sales through our indirect channel distribution accounted for 80% and 78% of our revenues, respectively, and we expect this percentage to continue to increase over time as we further develop these channels or acquire products distributed through indirect channels. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

During the three and six months ended October 28, 2011, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for approximately 18% and 16% and 13% and 12%, respectively, of our net revenues. We also have significant OEM agreements with IBM, which, as described above, enable IBM to sell IBM-branded solutions based on our solutions, as well as an agreement with Fujitsu Technology Solutions (Fujitsu), which enables Fujitsu to lease, sell, market and resell our products to end users and Fujitsu sales partners worldwide, to integrate our products into Fujitsu bundled offerings, and to market our support services. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer.

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

The U.S. government has contributed to our revenue growth and has become an important customer for us. Future revenues from the U.S. government are subject to shifts in government spending patterns. A decrease in government demand for our products could materially and adversely affect our revenues. In addition, our business could be adversely affected by claims that we or a channel partner have failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

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

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have a material adverse effect on our revenues, operating results and financial position. As an example, the United States Department of Justice (“DOJ”) and the General Services Administration (“GSA”) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to pursue actively such claims. We are currently discussing contract compliance matters regarding sales made through a channel partner with the DOJ and GSA, and have produced documents and met with the DOJ and GSA on several occasions. If the DOJ determines to initiate an action against a channel partner and/or us, we would be subject to litigation, could be subjected to fines and penalties, and could decide to pay the DOJ a settlement. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenues, operating results and financial position.

Certain of our products are subject to U.S. export control laws, which prohibit the sale or distribution of products to certain prohibited countries, including Cuba, Sudan, North Korea, Iran and Syria; if we were found to have violated these laws, the consequences of such a determination could have a material and adverse effect on our business, financial condition and results of operations.

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (EAR) administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The United States, through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons. These restrictions limit or completely bar sales of our products to Cuba, North Korea, Iran, Sudan and Syria. Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against us and our officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. Even though we take precautions to prevent our products from being shipped to U.S.-sanctioned targets, our products could be shipped to those targets by our channel partners, despite such precautions. For instance, media reports in November 2011 have asserted that certain of our products were delivered to Syria through a third party vendor possibly in violation of U.S. export-control laws. We have publicly stated that we condemn any illegal shipments of our products to Syria, notified BIS of an internal review we are conducting and our intention to cooperate, and have offered our assistance to the U.S. government. Three U.S. senators have sent a letter to the departments of Commerce and State requesting an investigation into how our products came into the possession of the Syrian government and asking that certain penalties be considered, such as suspension or debarment of the Company from conducting business with the U.S. government until the conclusion of a governmental investigation into the matters asserted in the media. If we are found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial position. Even if we are not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of the Company, including any suspension or debarment from conducting business with the U.S. government, could cause us significant financial and reputational harm and distract senior executives from managing our normal day-to-day operations, which could have a material and adverse impact on our business, operating results and financial position.

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

In addition, some of our partners, including Oracle, Cisco and VMware, are also partnering with other storage vendors, which may increase the availability of competing solutions, harm our ability to continue as the vendor of choice for those partners and harm our ability to grow our business with those partners.

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

Although a substantial portion of our business is located and conducted in the United States, a significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the United States. During the three and six months ended October 28, 2011, our international revenues accounted for 49% and 51% of our total revenues, respectively. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore potentially less competitive in foreign markets. Conversely, lowering our price in local currency may result in lower U.S.-based revenues. A decrease in the value of the U.S. dollar relative to foreign currencies could increase operating expenses in foreign markets. Additionally, we have exposures to emerging market currencies, which can experience extreme volatility. We utilize forward and option contracts to hedge our foreign currency exposure associated with certain assets and liabilities as well as anticipated foreign currency cash flows on a short-term basis. All balance sheet hedges are marked-to-market through earnings every quarter. The time-value component of our cash flow hedges is recorded in earnings while all other gains and losses are marked to market through other comprehensive income until forecasted transactions occur, at which time such realized gains and losses are recognized in earnings. These hedges attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have a negative impact on the effectiveness of our hedging program include inaccuracies in forecasting, widening interest rate differentials, and volatility in the foreign exchange market. Our hedging strategies may not be successful and currency exchange rate fluctuations could have a material adverse effect on our operating results.

Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles and difficulties in managing international operations.

In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the United States and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

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

•

Material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses by tax jurisdiction, our ability to use tax credits or effective tax rates by tax jurisdiction that differ from our estimates;

•

Changing tax laws or related interpretations, accounting standards, regulations, and interpretations in multiple tax jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation, write-offs of acquired in-process research and development, and impairment of goodwill;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairments;

•	Tax assessments resulting from income tax audits or any related tax interest or penalties could significantly affect our income tax provision for the period in which the settlements take place; and

•	A change in our decision to indefinitely reinvest foreign earnings.

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for United States federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. The President’s administration and Congress have announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our future unrepatriated earnings. Should such anti-deferral provisions be enacted, our effective tax rate could be adversely affected.

We are currently undergoing income tax audits in the United States and several foreign tax jurisdictions. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies.

During fiscal year 2010, the IRS commenced the examination of our fiscal 2005 through 2007 federal income tax returns, and in addition, the California Franchise Tax Board began the examination of our fiscal 2007 and 2008 California income tax returns. These audits are currently in progress.

On September 17, 2010, the Danish tax authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary, for which we have not paid or accrued any taxes, are subject to Danish at-source dividend withholding tax. An oral hearing before the Danish National Tax Tribunal will occur on December 14, 2011.

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

Any conversion of our Notes may cause dilution to our shareholders and to our earnings per share. If the price of our common stock exceeds the conversion price, initially $31.85 per share, the Notes will cause an increase in diluted share count and result in lower reported earnings per share. Based on the trading price of our common stock as of October 28, 2011, we had approximately 9 million shares of common stock potentially issuable on conversion of our Notes. The Note hedge transactions discussed below, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the common stock potentially issuable on conversion of the Notes. Upon conversion of any Notes, we would be required to deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for these Notes for at least 20 trading days during the 30 consecutive trading days ended September 30, 2011. Accordingly, the Notes are not convertible at the option of the holder as of October 28, 2011. However, the determination of whether or not the Notes are convertible must continue to be performed quarterly. Upon conversion of any Notes, we would be required to deliver cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of October 28, 2011, eligible individuals under our stock option and restricted stock unit plans held options to purchase approximately 24 million shares of our common stock and a total of approximately 13 million restricted stock units. If all the outstanding options were exercised, the proceeds to the Company would average approximately $29 per share. We also had 8 million shares of our common stock reserved for future issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

In addition, we have an Employee Stock Purchase Plan (ESPP) under which employees are entitled to purchase shares of our common stock at 85% of the fair market value at certain specified dates over a two-year period. As of October 28, 2011, we had approximately 3 million shares of our common stock available for future issuance under the ESPP. The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

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

As of October 28, 2011, we had $4.7 billion in cash, cash equivalents, available-for-sale securities and restricted cash and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in U.S. Treasury securities, commercial paper, U.S. government agency bonds, corporate bonds, certificates of deposit, and money market funds. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, the recent downgrade in the U.S.’s credit rating, and bankruptcy filings in the United States, which have affected various sectors of the financial markets and led to global credit and liquidity issues. Although a downgrade in credit ratings is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain. This downgrade could materially affect global and domestic financial markets and economic conditions, which may affect our financial condition and liquidity. These securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax.

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

A significant portion of our cash and cash equivalents are held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations and strategic opportunities, and to service our debt and synthetic leases, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.

As of October 28, 2011, $2.4 billion of cash, cash equivalents and short-term investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the United States without triggering significant adverse tax consequences in the United States. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

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

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. If the fair value of the properties declines below their cost, our residual value guarantee would require us to pay the difference to BNPPLC, up to the residual guarantee. As of October 28, 2011, the estimated fair value of the properties was approximately $51.0 million below the residual guarantee, which we are accruing over the remaining term of the respective leases. Any further decline in the fair value of the properties could adversely impact our cash flows, financial condition and operating results.

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

Auction rate securities (ARSs) held by us are securities with long-term nominal maturities, which, in accordance with our investment policy guidelines, had credit ratings of AAA and Aaa at time of purchase. Interest rates for ARSs are reset through a “Dutch auction” each month, which prior to February 2008 had provided a liquid market for these securities.

All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high, based on this guarantee. However, liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $60.9 million. For each failed auction, the interest rate resets to a maximum rate defined for each security and the ARS continues to pay interest in accordance with its terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop or the final maturity of the individual securities.

As of October 28, 2011, we determined there was a total decline in the fair value of our ARS investments of approximately $4.9 million, of which we have recorded cumulative net temporary impairment charges of $2.8 million, and $2.1 million was recognized as an other-than-temporary impairment charge. In addition, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of October 28, 2011 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters.

We may need to undertake cost-reduction initiatives and restructuring initiatives in the future.

We have previously recognized restructuring and other charges related to initiatives to realign our business strategies and resize our business in response to economic and market conditions, including those announced in February 2009 and December 2008. We may undertake future cost-reduction initiatives and restructuring plans that may adversely impact our operations, and we may not realize all of the anticipated benefits of our prior or any future restructurings.

Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves our reputation and the key aspects of our corporate culture, our business and operating results could be harmed.

Due to recent organic growth and acquisitions, we have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. Our headcount has grown from approximately 9,343 employees as of October 29, 2010 to over 11,500 employees as of October 28, 2011, which includes the employees added as a result of the Engenio acquisition in May 2011. We will incur significant expenditures and the allocation of valuable management resources to assimilate our additional human resources in a manner that preserves the key aspects of our corporate culture and enables us to maintain our reputation in the marketplace. If we do not effectively manage our growth and train, retain and manage our employee base, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any strike, economic failure or other material disruption caused by fire, floods, hurricanes, earthquakes, volcanoes, power loss, power shortages, environmental disasters, telecommunications or business information systems failures, break-ins and similar events, such as the recent flooding in Thailand, could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

Our business is subject to increasingly complex corporate governance, public disclosure, and accounting and tax requirements that have increased both our costs and the risk of noncompliance.

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

Third-party vendors, including data centers, Software as a Service (SaaS), cloud computing and Internet infrastructure and bandwidth providers rely on our products for their data storage needs. We exercise little control over how these third-party vendors use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products. A disruption in the services provided by these third-party vendors, or the loss of data stored by such vendors, could result in financial or reputational harm to our business to the extent that such disruption or loss is caused by, or perceived by our customers to have been caused by, defects in our products. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media sites.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 28, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 30, 2011 - August 26, 2011	10,776	$37.12	118,749	$496.2
August 27, 2011 - September 23, 2011	—	$—	118,749	496.2
September 24, 2011 - October 28, 2011	—	$—	118,749	496.2

Total	10,776	$37.12	118,749	496.2

(1)

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of October 28, 2011, our Board of Directors had authorized the repurchase of up to $4.0 billion of common stock under this program. As of October 28, 2011, we had repurchased 118.7 million shares of our common stock at a weighted-average price of approximately $29.70 per share for an aggregate purchase price of $3.5 billion since inception of the stock repurchase program. The remaining authorized amount for stock repurchases under this program was $0.5 billion with no termination date.

(2)

On July 8, 2011, we entered into a collared accelerated share repurchase agreement (ASR) with Bank of America, N.A, under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in August 2011. The total number of shares repurchased and retired under this ASR was 4.1 million shares at a weighted-average price of $48.30.

On August 19, 2011, we entered into a new ASR with Wells Fargo Bank, National Association (Wells Fargo), under which we prepaid $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time, subject to certain provisions that establish a minimum and maximum number of shares that may be repurchased. On August 25, 2011, Wells Fargo delivered 10.3 million minimum shares, which were retired immediately. The contract was settled on November 17, 2011, and we received an additional 0.2 million shares at this time. The total number of shares repurchased and retired under this ASR was 10.5 million shares at a weighted-average price of $38.08.

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

NETAPP, INC.
(Registrant)

/S/ STEVEN J. GOMO
Steven J. Gomo
Executive Vice President of Finance and Chief Financial Officer

Dated: December 5, 2011

EXHIBIT INDEX

Exhibit No	Description

3.1(1)	Certificate of Incorporation of the Company, as amended.

3.2(2)	Bylaws of the Company.

10.1(3)	The Company’s Amended and Restated 1999 Stock Option Plan.

10.2(3)	The Company’s Amended and Restated Employee Stock Purchase Plan.

10.3	Collared Accelerated Share Repurchase Transaction, dated as of August 19, 2011, by and between the Company and Wells Fargo Bank, N.A.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 6, 2010.
(3)	Previously filed as an appendix to the Company’s Proxy Statement dated July 19, 2011.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.