Form 10-Q
period 2012-01-27
NetApp, Inc.
filed 2012-03-05
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-27130

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2012
Common Stock	362,990,179

TRADEMARKS

© Copyright 2012 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, Go further, faster, DataFabric, Data ONTAP, FAServer, FilerView, FlexCache, FlexClone, FlexShare, FlexVol, MultiStore, NearStore, Network Appliance, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapRestore, Snapshot, SnapVault, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Windows is a registered trademark of Microsoft Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	January 27, 2012	April 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,420.9	$2,757.3
Short-term investments	2,445.2	2,417.4
Accounts receivable, net of allowance of $0.4 million and $0.5 million at January 27, 2012 and April 29, 2011, respectively	685.4	742.6
Inventories	153.8	108.5
Other current assets	462.4	339.4

Total current assets	6,167.7	6,365.2
Property and equipment, net	1,081.8	911.6
Goodwill	905.2	760.3
Other intangible assets, net	257.5	53.0
Other non-current assets	409.4	408.7

Total assets	$8,821.6	$8,498.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220.2	$232.8
Accrued compensation and related benefits	269.2	437.2
Other current liabilities	358.8	325.8
1.75% Convertible Senior Notes Due 2013	0.0	1,150.4
Short-term deferred revenue	1,309.3	1,226.6

Total current liabilities	2,157.5	3,372.8
1.75% Convertible Senior Notes Due 2013	1,188.8	0.0
Other long-term liabilities	197.3	192.9
Long-term deferred revenue	1,236.5	1,088.3

Total liabilities	4,780.1	4,654.0

Commitments and contingencies (Note 15)
1.75% Convertible Senior Notes Due 2013	0.0	114.6

Stockholders’ equity:
Common stock (466.3 and 473.3 shares issued at January 27, 2012 and April 29, 2011, respectively)	0.5	0.5
Additional paid-in capital	4,339.2	3,970.3
Treasury stock, at cost (104.3 shares at January 27, 2012 and April 29, 2011)	(2,927.4)	(2,927.4)
Retained earnings	2,624.6	2,674.0
Accumulated other comprehensive income	4.6	12.8

Total stockholders’ equity	4,041.5	3,730.2

Total liabilities and stockholders’ equity	$8,821.6	$8,498.8

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Revenues:
Product	$1,062.7	$844.3	$3,044.6	$2,406.6
Software entitlements and maintenance	203.5	182.7	599.7	533.6
Service	299.3	262.6	886.4	754.1

Net revenues	1,565.5	1,289.6	4,530.7	3,694.3

Cost of revenues:
Cost of product	517.8	328.4	1,415.9	962.9
Cost of software entitlements and maintenance	6.2	4.0	17.1	10.9
Cost of service	133.0	111.0	379.3	320.0

Total cost of revenues	657.0	443.4	1,812.3	1,293.8

Gross profit	908.5	846.2	2,718.4	2,400.5

Operating expenses:
Sales and marketing	477.0	397.4	1,385.9	1,134.4
Research and development	208.3	166.0	606.6	472.1
General and administrative	63.2	61.9	193.4	182.3
Restructuring and other charges	0.0	(0.7)	0.0	(0.6)
Acquisition-related expense	3.5	0.6	7.4	0.9

Total operating expenses	752.0	625.2	2,193.3	1,789.1

Income from operations	156.5	221.0	525.1	611.4
Other expense, net:
Interest income	8.7	10.3	27.6	29.6
Interest expense	(18.9)	(19.0)	(54.7)	(56.2)
Other income (expense), net	0.6	0.4	(0.1)	1.2

Total other expense, net	(9.6)	(8.3)	(27.2)	(25.4)

Income before income taxes	146.9	212.7	497.9	586.0
Provision for income taxes	27.3	26.3	73.2	73.5

Net income	$119.6	$186.4	$424.7	$512.5

Net income per share:
Basic	$0.33	$0.51	$1.17	$1.43

Diluted	$0.32	$0.46	$1.10	$1.31

Shares used in net income per share calculations:
Basic	360.3	364.8	364.0	358.8

Diluted	373.7	406.2	385.1	390.7

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 27, 2012	January 28, 2011
Cash flows from operating activities:
Net income	$424.7	$512.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210.5	123.3
Stock-based compensation	197.8	127.0
Accretion of discount and issuance costs on notes	38.7	39.2
Deferred income taxes	(64.0)	(40.4)
Tax benefit from stock-based compensation	74.7	74.9
Excess tax benefit from stock-based compensation	(80.7)	(63.3)
Other non-cash items, net	(7.9)	14.2
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	55.8	(77.5)
Inventories	(8.8)	18.8
Other operating assets	(49.2)	31.7
Accounts payable	(10.4)	(2.3)
Accrued compensation and other current liabilities	(160.5)	(40.6)
Deferred revenue	234.5	151.5
Other operating liabilities	24.8	18.5

Net cash provided by operating activities	880.0	887.5

Cash flows from investing activities:
Purchases of investments	(1,718.9)	(2,190.4)
Redemptions of investments	1,697.7	1,354.9
Purchases of property and equipment	(282.9)	(149.8)
Acquisitions of businesses, net of cash acquired	(480.0)	(74.9)
Other investing activities, net	0.0	0.8

Net cash used in investing activities	(784.1)	(1,059.4)

Cash flows from financing activities:
Issuance of common stock	101.0	312.0
Repurchase and retirement of common stock	(600.0)	0.0
Excess tax benefit from stock-based compensation	80.7	63.3
Other financing activities, net	3.1	0.4

Net cash provided by (used in) financing activities	(415.2)	375.7

Effect of exchange rate changes on cash and cash equivalents	(17.1)	10.6
Net increase (decrease) in cash and cash equivalents	(336.4)	214.4
Cash and cash equivalents:
Beginning of period	2,757.3	1,705.0

End of period	$2,420.9	$1,919.4

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

2. Condensed Consolidated Financial Statements

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. The first, second and third quarters of fiscal 2012 and 2011 were each 13-week periods.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 29, 2011 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 23, 2011. The results of operations for the three and nine months ended January 27, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

Financial Statements Presentation — Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current year presentation.

3. Significant Accounting Policies

There have been no significant changes in our significant accounting policies as of and for the nine months ended January 27, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2011.

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

Our product revenues also include revenues from the sale of non-essential software products. Non-essential software products may operate on our hardware systems, but are not considered essential to the functionality of the hardware. Non-essential software sales generally include a perpetual license to our software. Non-essential software sales continue to be subject to the industry-specific software revenue recognition guidance. For arrangements within the scope of the new guidance, a deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements.

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

For our non-software deliverables, we recognize revenue based on the new standards and allocate the arrangement consideration based on the relative selling price of the deliverables. For our non-software deliverables, we use BESP as our selling price. For our software entitlements and support services, we generally use VSOE as our selling price. When we are unable to establish selling prices using VSOE for our software entitlements and support services, we use BESP in our allocation of arrangement consideration.

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

When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE for our products or services.

When we are unable to establish the selling price of our non-software deliverables using VSOE or TPE, we use our BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for a product or service by considering multiple factors, including, but not limited to, cost of products, gross margin objectives, historical pricing practices, customer classes and distribution channels. In determining BESP, we require that the majority of the selling prices fall within a reasonable pricing range, generally evidenced by a majority of such historical transactions falling within a reasonable range.

We regularly review VSOE, TPE, and BESP and maintain internal controls over the establishment and updates of these estimates.

For sales of software deliverables after April 30, 2010 and for all transactions entered into prior to the first quarter of fiscal year 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a multiple element arrangement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is software entitlements and maintenance (SEM) and/or service. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or when fair value can be established. In instances where the only undelivered element without fair value is SEM, the entire arrangement is recognized ratably over the maintenance period.

Recent Accounting Standards Not Yet Effective

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. The guidance is effective for us prospectively beginning in our fourth quarter of fiscal 2012. There will be no impact to our results of operations, financial position and cash flows as the guidance relates only to financial statement presentation.

In June 2011, as modified in December 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. The specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income has been deferred. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning in our first quarter of fiscal 2013 and is required to be applied retrospectively. There will be no impact to our results of operations, financial position and cash flows as the guidance relates only to financial statement presentation.

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

In December 2011, the FASB issued new guidance that will require us to disclose information about offsetting arrangements associated with financial and derivative instruments to enable users of our financial statements to understand the effect of those arrangements on our financial position. This guidance is effective for us beginning in our first quarter of fiscal 2014 and is required to be applied retrospectively. We are currently evaluating the impact of adoption on our consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserve and allowances; inventory valuation and purchase order accruals; valuation of goodwill and intangibles; restructuring reserves; product warranties; employee benefits; stock-based compensation; loss contingencies; investment impairments; income taxes, and fair value measurements. Actual results could differ materially from those estimates.

4. Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Nine Months Ended
	January 27, 2012	January 28, 2011
Non-cash Investing and Financing Activities:
Reclassification of equity component of convertible debt	$114.6	$0.0
Acquisition of property and equipment on account	$37.4	$7.8
Acquisition of property and equipment through long-term financing	$3.0	$12.6
Options assumed from acquired business	$0.0	$3.3
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$39.3	$23.4
Interest paid (net of capitalized interest of $1.3 million and $0.0 million, respectively)	$21.3	$22.6

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

As this was an asset acquisition, United States (U.S.) goodwill is deductible for income tax purposes. The goodwill is comprised of expected synergies in utilizing Engenio’s technology in our products and channels (and vice versa), reduction in future combined research and development expenses, and intangible assets, such as acquired workforce, that do not qualify for separate recognition.

The identified intangible assets as of the date of acquisition, which are amortized on a straight-line basis over their estimated useful lives, consisted of the following (in millions, except useful life):

	Estimated Fair Value	Useful Life (Years)
Developed technology	$216.0	5
Customer contracts/relationships	45.0	2
Trademarks and trade names	7.0	2
Order backlog	2.5	0
Covenant not to compete	1.6	3

Total identified intangible assets	$272.1

Our consolidated net revenues for the three and nine months ended January 27, 2012 included $178.3 million and $517.8 million, respectively, attributable to Engenio since the acquisition. Due to continued integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings contributed by Engenio.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Engenio as if it were consummated on May 1, 2010 (the beginning of the comparable prior annual reporting period). Due to historically differing fiscal year ends of the Company and Engenio, the unaudited pro forma condensed combined financial information for the three and nine months ended January 28, 2011 is based on historical results of the Company for the three and nine months ended January 28, 2011 and the historical results of Engenio for the three and nine months ended December 31, 2010.

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

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Net revenues	$1,565.5	$1,486.6	$4,539.3	$4,240.5

Net income	$119.6	$142.8	$431.3	$459.0

A nonrecurring adjustment of $5.6 million has been reflected in the unaudited pro forma condensed combined information with the effect of increasing net income for the nine months ended January 27, 2012 and decreasing net income for the nine months ended January 28, 2011 to present the impact on cost of revenues from the step-up in inventory as if the acquisition occurred on May 1, 2010.

Acquisition-related expense included in our condensed consolidated statements of operations was:

	Three Months Ended	Nine Months Ended
	January 27, 2012	January 27, 2012
Acquisition-related expense	$3.5	$7.4

For the nine months ended January 27, 2012, acquisition-related expense consisted of due diligence and legal charges of $0.7 million directly related to the acquisition of Engenio and $6.7 million of integration charges related to the combined business.

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

The following table summarizes the purchase price components and equity interests acquired as of January 27, 2012 (in millions):

	Akorri	Bycast
Acquisition dates	January 31, 2011	May 13, 2010
Percentage of equity interest acquired	100%	100%
Total purchase price	$62.3	$83.8
Cash component of purchase price	$62.3	$80.5
Fair value of vested options assumed	$0.0	$3.3
Purchase price held in escrow to secure obligations of acquired entity	$7.9	$0.0

In the three months ended January 27, 2012, the escrow period for the Bycast acquisition expired and the remaining purchase price of $13.1 million was released to the former shareholders. Subject to any claims for indemnity, the escrow funds for Akorri will be released in July 2012.

A summary of the purchase price allocation as of the respective acquisition dates is as follows (in millions):

	Akorri	Bycast
Cash	$0.7	$5.7
Identified intangible assets	22.0	23.6
Goodwill	23.3	56.0
Deferred income taxes	9.9	(3.9)
Other assets, net	6.4	2.4

Total purchase price	$62.3	$83.8

In the three and nine months ended January 27, 2012, an adjustment of $1.2 million was recorded to the value of Akorri goodwill related to an adjustment to deferred income taxes.

Goodwill related to the Akorri and Bycast acquisitions is not deductible for income tax purposes.

The results of operations of Akorri and Bycast are included in our condensed consolidated statements of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.

6. Goodwill and Other Intangible Assets, Net

Goodwill and other intangible assets, net are summarized as follows (in millions):

Goodwill:
April 29, 2011	$760.3
Additions	143.7
Adjustments	1.2

January 27, 2012	$905.2

	January 27, 2012			April 29, 2011
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Other Intangible Assets, Net:
Developed technology	$282.1	$(65.0)	$217.1	$66.1	$(23.2)	$42.9
Customer contracts/relationships	59.5	(26.5)	33.0	12.0	(4.6)	7.4
Trademarks and trade names	14.7	(8.7)	6.0	7.7	(5.5)	2.2
Covenants not to compete	2.2	(0.8)	1.4	0.6	(0.1)	0.5

Total other intangible assets	$358.5	$(101.0)	$257.5	$86.4	$(33.4)	$53.0

Amortization expense for other intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011	Statements of Operations Classifications
Developed technology	$14.0	$2.5	$41.9	$10.2	Cost of product revenues
Customer contracts/relationships	6.4	0.6	21.8	2.2	Sales and marketing
Trademarks and trade names	1.0	0.3	3.3	0.9	Sales and marketing
Covenants not to compete	0.2	0.0	0.6	0.0	Sales and marketing/Research and development

	$21.6	$3.4	$67.6	$13.3

As of January 27, 2012, future amortization expense related to identifiable intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2012	$21.4
2013	84.2
2014	52.0
2015	50.7
2016	46.9
2017	2.3

Total	$257.5

7. Balance Sheet Details

Cash and cash equivalents (in millions):

	January 27, 2012	April 29, 2011
Cash	$754.6	$1,169.1
Cash equivalents	1,666.3	1,588.2

Cash and cash equivalents	$2,420.9	$2,757.3

Inventories (in millions):

	January 27, 2012	April 29, 2011
Purchased components	$15.6	$7.5
Work-in-process	0.0	0.1
Finished goods	138.2	100.9

Inventories	$153.8	$108.5

Other current assets (in millions):

	January 27, 2012	April 29, 2011
Deferred tax assets, net	$223.2	$145.7
Prepaid expenses and other current assets	231.1	188.4
Short-term restricted cash	8.1	5.3

Other current assets	$462.4	$339.4

Property and equipment, net (in millions):

	January 27, 2012	April 29, 2011
Land	$206.1	$204.7
Buildings and building improvements	417.3	406.2
Leasehold improvements	92.8	79.3
Computer, production, engineering and other equipment	603.1	475.5
Software	360.0	270.4
Furniture and fixtures	70.5	61.5
Construction-in-progress	107.7	91.9

	1,857.5	1,589.5
Accumulated depreciation and amortization	(775.7)	(677.9)

Property and equipment, net	$1,081.8	$911.6

Software includes capitalized internal-use software development costs. The net book value of computer software is as follows (in millions):

	January 27, 2012	April 29, 2011
Computer software	$154.0	$88.3

Other non-current assets (in millions):

	January 27, 2012	April 29, 2011
Auction rate securities	$51.0	$65.1
Restricted cash	2.4	2.8
Deferred tax assets, net	183.9	213.2
Other assets	172.1	127.6

Other non-current assets	$409.4	$408.7

Short-term and long-term deferred revenue (in millions):

	January 27, 2012	April 29, 2011
Product	$32.8	$106.2
SEM and service	2,513.0	2,208.7

Total	$2,545.8	$2,314.9

Reported as:
Short-term	$1,309.3	$1,226.6
Long-term	1,236.5	1,088.3

Total	$2,545.8	$2,314.9

8.  Financial Instruments and Fair Value

The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby the inputs used in valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs that reflect quoted prices for identical assets or liabilities in less active markets; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Unobservable inputs that reflect our own assumptions incorporated in valuation techniques used to measure fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an on-going basis, and consider an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our own or the counterparty’s non-performance risk is considered in measuring the fair values of liabilities and assets, respectively.

Investments

The following is a summary of our investments as of January 27, 2012 and April 29, 2011, respectively (in millions):

	January 27, 2012				April 29, 2011
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$1,968.6	$7.2	$(2.0)	$1,973.8	$1,643.2	$10.2	$(0.6)	$1,652.8
U.S. treasury and government debt securities	351.4	0.3	0.0	351.7	661.9	0.6	(0.7)	661.8
Commercial paper	66.2	0.0	0.0	66.2	5.0	0.0	0.0	5.0
Certificates of deposit	107.3	0.4	0.0	107.7	96.3	0.0	0.0	96.3
Money market funds	1,612.1	0.0	0.0	1,612.1	1,539.6	0.0	0.0	1,539.6
Auction rate securities	54.4	0.8	(4.2)	51.0	69.2	0.4	(4.5)	65.1
Equity funds	24.3	0.0	0.0	24.3	20.2	0.0	0.0	20.2
Private equity fund	1.0	0.0	0.0	1.0	1.3	0.0	0.0	1.3
Municipal bonds	0.0	0.0	0.0	0.0	1.5	0.0	0.0	1.5

Total debt and equity securities	$4,185.3	$8.7	$(6.2)	$4,187.8	$4,038.2	$11.2	$(5.8)	$4,043.6

The following table presents the contractual maturities of our debt investments as of January 27, 2012 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$821.6	$823.6
Due in one through five years	1,672.0	1,675.8
Due after ten years*	54.4	51.0

	$2,548.0	$2,550.4

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 27, 2012 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$1,973.8	$0.0	$1,973.8	$0.0
U.S. treasuries and government debt securities	351.7	0.0	351.7	0.0
Commercial paper	66.2	0.0	66.2	0.0
Certificates of deposit	107.7	0.0	107.7	0.0
Money market funds	1,612.1	1,612.1	0.0	0.0
Auction rate securities	51.0	0.0	0.0	51.0
Equity funds	24.3	24.3	0.0	0.0
Private equity fund	1.0	0.0	0.0	1.0
Foreign currency contracts	4.5	0.0	4.5	0.0

Total	$4,192.3	$1,636.4	$2,503.9	$52.0

Liabilities
Foreign currency contracts	$3.8	$0.0	$3.8	$0.0

Reported as (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,666.3	$1,612.1	$54.2	$0.0
Short-term investments	2,445.2	0.0	2,445.2	0.0
Other current assets	9.8	5.3	4.5	0.0
Other non-current assets	71.0	19.0	0.0	52.0

Total	$4,192.3	$1,636.4	$2,503.9	$52.0

Liabilities
Other current liabilities	$3.8	$0.0	$3.8	$0.0

The unrealized losses on our available-for-sale investments in corporate bonds were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we neither intend to sell nor are likely to be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of January 27, 2012.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 auction rate securities measured at fair value on a recurring basis using significant unobservable inputs as of January 27, 2012 and January 28, 2011, respectively (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Balance at beginning of period	$56.0	$66.2	$65.1	$69.0
Total unrealized gains (losses), net included in other comprehensive income	(0.7)	(0.5)	0.6	(1.9)
Total realized gains included in earnings	0.7	0.0	0.7	0.0
Settlements	(5.0)	(0.6)	(15.4)	(2.0)

Balance at end of period	$51.0	$65.1	$51.0	$65.1

All of our auction rate securities (ARSs) are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. As of January 27, 2012, we recorded cumulative net temporary impairment charges of $3.4 million in accumulated other comprehensive income (AOCI). Prior to the three months ended October 28, 2011, we estimated the fair value for each individual ARS using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. Key inputs into the discounted cash flow analysis include managements’ expectation of when the principal amount will be recovered either through redemption at par, a refinancing event by the issuer, and/or marketability adjustments. Beginning October 28, 2011, we included the market approach to the valuation technique in order to incorporate secondary market activity into our estimated fair value for each individual ARS. This change had no material impact on the valuation of our ARS portfolio. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate these investments for impairment and classification.

9. Financing Arrangements

1.75% Convertible Senior Notes Due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the Notes). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.75% per annum. The Notes will mature on June 1, 2013 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 31.40 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of the Notes of $31.85 per share), subject to adjustment as described in the indenture governing the Notes.

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

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for the Notes for at least 20 trading days during the 30 consecutive trading days ended December 31, 2011. Accordingly, as of January 27, 2012, the Notes were not convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as long-term debt and the difference between the principal amount and the carrying value of the Notes is reflected as equity on our condensed consolidated balance sheet as of that date.

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

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of January 27, 2012, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $37.28 on January 27, 2012, the if-converted value of our Notes exceeded their principal amount by approximately $215.6 million.

The following table reflects the carrying value of the Notes (in millions):

	January 27, 2012	April 29, 2011
1.75% Convertible Senior Notes Due 2013	$1,265.0	$1,265.0
Less: Unamortized discount	(76.2)	(114.6)

Net carrying amount of Notes	$1,188.8	$1,150.4

We capitalize interest on facility assets under construction and on significant software development projects. The following table presents the amount of interest expense recognized related to the Notes (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Contractual coupon interest expense	$5.5	$5.5	$16.5	$16.5
Amortization of debt discount	13.0	12.2	38.4	36.1
Amortization of debt issuance costs	1.1	1.1	3.3	3.1
Less capitalized interest	(0.9)	0.0	(4.3)	0.0

Total interest expense related to Notes	$18.7	$18.8	$53.9	$55.7

The following table reflects the remaining debt discount and issuance costs as of January 27, 2012 (in millions):

Remaining debt discount	$76.2
Remaining issuance costs	6.6
Remaining life of the Notes (years)	1.3

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

•

Note Hedges: As of January 27, 2012 and April 29, 2011, we had arrangements with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding or (2) the scheduled trading day immediately preceding the maturity date of the Notes. Upon exercise of the Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the hedges.

•

Warrants: As of January 27, 2012 and April 29, 2011, we had outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of January 27, 2012, we were subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of $31.85.

As of January 27, 2012, we received a minimal number of shares related to the Note hedge transactions and no cash or shares were delivered related to the warrant transactions.

Fair Value of Notes

As of January 27, 2012, the approximate fair value of the principal amount of the Notes, which includes the debt and equity components, was approximately $1,630.8 million, or 129% of the face value of the Notes, based upon quoted market information.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	January 27, 2012	April 29, 2011
Current portion of other long-term financing arrangements	$9.3	$5.5
Non-current portion of other long-term financing arrangements	5.4	6.0

Total	$14.7	$11.5

10. Stockholders’ Equity

Stock Options

A summary of the activity under our stock option plans and agreements is as follows (in millions, except for the exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at April 29, 2011	24.5	$26.62
Options granted	2.1	51.36
Options exercised	(3.0)	20.98
Options forfeitures and cancellations	(0.7)	35.96

Outstanding at January 27, 2012	22.9	29.28	3.91	$239.6

Options vested and expected to vest as of January 27, 2012	22.1	28.86	3.86	236.7
Exercisable at January 27, 2012	15.1	25.64	3.25	188.9

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options. As of January 27, 2012, the total unrecognized compensation expense related to stock options was $80.8 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Weighted-average fair value per share granted	$13.26	$18.79	$16.88	$15.72
Weighted-average fair value per share of options assumed in acquisition	N/A	N/A	N/A	$21.15
Intrinsic value of options exercised	$21.0	$79.4	$71.6	$294.0
Proceeds received from the exercise of stock options	$19.5	$53.9	$62.2	$278.8
Fair value of options vested	$18.1	$23.1	$56.8	$77.5

N/A - Not Applicable

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for the fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 29, 2011	10.1	$35.79
RSUs granted	5.3	48.84
RSUs vested	(3.1)	29.92
RSUs forfeitures and cancellations	(0.7)	39.90

Outstanding at January 27, 2012	11.6	43.10

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, we primarily use the net share settlement approach, where a portion of the shares are withheld and retired as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Shares withheld for taxes	0.4	0.3	1.0	0.8
Fair value of shares withheld and retired	$16.4	$15.9	$44.2	$35.5

As of January 27, 2012, the total unrecognized compensation expense related to RSUs was $340.8 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.7 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (ESPP), employees are entitled to purchase shares of our common stock at a 15% discount from the quoted market price of our common stock at certain specified dates over a two-year period. Additional information related to our purchase rights issued under the ESPP is provided below (in millions, except per share information):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Weighted-average fair value per right granted	$12.93	$16.54	$13.34	$15.35
Shares issued under the ESPP	1.5	3.2	2.6	6.0
Weighted-average price per share issued	$31.03	$11.87	$34.53	$11.50

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended January 27, 2012 and January 28, 2011, respectively, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Cost of product revenues	$1.6	$1.0	$4.1	$2.7
Cost of service revenues	5.7	3.6	13.8	10.6
Sales and marketing	37.5	21.3	96.5	59.2
Research and development	22.8	11.3	57.0	31.6
General and administrative	9.1	7.8	26.4	22.9

Total stock-based compensation expense	$76.7	$45.0	$197.8	$127.0

The following table summarizes stock-based compensation associated with each type of award (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Employee stock options	$13.8	$13.8	$43.0	$39.7
RSUs and restricted stock awards	42.1	23.9	115.4	61.7
ESPP	20.8	7.3	39.4	25.6

Total stock-based compensation expense	$76.7	$45.0	$197.8	$127.0

Total income tax benefits associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Nine Months Ended
	January 27, 2012	January 28, 2011
Income tax benefits associated with employee stock transactions	$74.7	$74.9

Valuation Assumptions

The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Expected term in years	4.8	4.8	4.8	4.8
Risk-free interest rate	0.84%	2.07%	1.54%	1.99%
Volatility	43%	37%	36%	37%

	ESPP
	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Expected term in years	1.2	1.3	1.2	1.2
Risk-free interest rate	0.18%	0.35%	0.19%	0.43%
Volatility	45%	39%	44%	39%

Stock Repurchase Program

During the nine months ended January 27, 2012, 14.6 million shares of our common stock were repurchased as described below. Since the May 13, 2003 inception of our stock repurchase program through January 27, 2012, we repurchased a total of 119.0 million shares of our common stock at an average price of $29.65 per share, for an aggregate purchase price of $3.5 billion. As of January 27, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under this stock repurchase program. As of January 27, 2012, the remaining authorized amount for stock repurchases under this program was $0.5 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

Accelerated Share Repurchase Agreements

On July 8, 2011, we entered into a collared accelerated share repurchase agreement (ASR) with Bank of America, N.A, under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in August 2011. The total number of shares repurchased and retired under this ASR was 4.1 million shares at a price of $48.30.

On August 19, 2011, we entered into an ASR with Wells Fargo Bank, National Association, under which we prepaid $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in November 2011. The total number of shares repurchased and retired under this ASR was 10.5 million shares at a price of $38.08.

The value of the contracts was allocated to the cost of the shares repurchased and to the value of the ASR forward contracts as follows for the nine months ended January 27, 2012 (in millions):

	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Total Repurchase Activity
Repurchase and retirement of common stock	(14.6)	$(125.8)	$(474.1)	$(599.9)
Value of ASR forward contracts		(0.1)		(0.1)

Total cash payment	(14.6)	$(125.9)	$(474.1)	$(600.0)

Comprehensive Income

The components of accumulated other comprehensive income, net of related immaterial tax effects, were as follows (in millions):

	January 27, 2012	April 29, 2011
Accumulated translation adjustments	$4.2	$11.6
Accumulated unrealized gains on available-for-sale investments	1.5	3.4
Accumulated unrealized gains (losses) on derivatives qualifying as cash flow hedges	1.9	(2.2)
Accumulated defined benefit obligation adjustments	(3.0)	0.0

Total accumulated other comprehensive income	$4.6	$12.8

The components of comprehensive income, net of related immaterial tax effects, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Net income	$119.6	$186.4	$424.7	$512.5
Change in currency translation adjustments	(4.3)	0.4	(7.4)	4.7
Change in unrealized gains (losses) on available-for-sale investments	3.5	(6.4)	(1.9)	(0.1)
Change in unrealized gains (losses) on derivatives qualifying as cash flow hedges	1.4	2.2	4.1	(0.2)
Change in defined benefit obligation adjustments	(3.0)	0.0	(3.0)	0.0

Comprehensive income	$117.2	$182.6	$416.5	$516.9

11. Derivatives	and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. The maximum length of time over which forecasted foreign denominated revenues are hedged is six months. The notional value of our outstanding foreign currency forward contracts that were entered into to hedge forecasted foreign currency denominated sales and our foreign currency denominated monetary asset and liability exposures consisted of the following (in millions):

	January 27, 2012	April 29, 2011
Cash Flow Hedges
Euro	$147.9	$104.0
British Pound Sterling	36.5	20.9
Balance Sheet Contracts
Euro	256.3	253.7
British Pound Sterling	45.4	70.8
Australian Dollar	39.8	34.4
Canadian Dollar	22.9	56.0
Other	63.6	52.6

As of January 27, 2012 and April 29, 2011, the fair value of our short-term foreign currency contracts was not material. Certain of these contracts are designed to hedge our exposure to foreign currency denominated monetary assets and liabilities and are not designated as hedging instruments. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our consolidated statements of operations for the three and nine months ended January 27, 2012 and January 28, 2011, respectively, was as follows (in millions):

	Three Months Ended January 27, 2012		Three Months Ended January 28, 2011
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
Foreign exchange forward contracts	$11.9	$10.5	$6.8	$4.6

	Nine Months Ended January 27, 2012		Nine Months Ended January 28, 2011
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
Foreign exchange forward contracts	$22.2	$18.1	$8.8	$9.0

The effect of derivative instruments not designated as hedges recognized in other income (expense), net on our consolidated statements of operations for the three and nine months ended January 27, 2012 and January 28, 2011, respectively, was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized into Income		Gain (Loss) Recognized into Income
Foreign exchange forward contracts	$10.7	$(0.2)	$24.9	$(4.4)

12. Income	Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 27, 2012	January 28, 2011
Effective tax rates	14.7%	12.5%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

In January 2012, we reached agreement with the U.S. Internal Revenue Service (IRS) with regards to a tax position taken during prior periods. As a result of the settlement and resulting remeasurement of our tax positions, we recorded a discrete tax expense of $11.7 million, net of federal benefit, during the three and nine months ended January 27, 2012. In addition, we recognized a net increase of $17.4 million to the balance of our unrecognized tax benefits related to prior years as a result of the settlement and remeasurement.

As of January 27, 2012, we had $155.5 million of unrecognized tax benefits, of which $104.3 million has been recorded in other long-term liabilities and $96.6 million, including penalties and interest, would affect our provision for income taxes if recognized. During the nine months ended January 27, 2012, there was a gross increase in our unrecognized tax benefits of $8.0 million for tax positions related to the current year, and a gross increase of $20.3 million and gross decrease of $6.0 million for tax positions related to prior years.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalties recognized through income tax expense during the three and nine months ended January 27, 2012 and January 28, 2011 were not material.

In February 2012, the IRS commenced an examination of our fiscal 2008 through fiscal 2010 income tax returns. We are also under audit by the California Franchise Tax Board for our fiscal 2007 and 2008 California income tax returns. Our open years in U.S. federal jurisdictions are fiscal 2005 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized.

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The ruling is subject to appeal to the Danish High Court.

We are in various stages of the examination and appeals process in connection with tax audits worldwide and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period, we may experience an increase or decrease in unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

In April 2010, our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities effective May 1, 2010 that replaced the previous Dutch tax ruling which expired on April 30, 2010. This ruling resulted in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

On December 17, 2010, the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2009, and before January 1, 2012. Unless retroactively extended again, the federal research credit expired on December 31, 2011.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Numerator:
Net income	$119.6	$186.4	$424.7	$512.5
Denominator:
Shares used in basic computation	360.3	364.8	364.0	358.8
Dilutive potential shares related to employee equity award plans	7.6	14.7	9.1	15.3
Dilutive impact of assumed conversion of Notes	5.8	16.9	9.3	11.9
Dilutive impact of warrants	0.0	9.8	2.7	4.7

Shares used in diluted computation	373.7	406.2	385.1	390.7

Net Income per Share:
Basic	$0.33	$0.51	$1.17	$1.43

Diluted	$0.32	$0.46	$1.10	$1.31

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Options and RSUs	13.5	1.0	10.9	2.8

Dilutive shares outstanding during the three months ended January 27, 2012 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Note hedges (as described in Note 9) are not included in the calculation of earnings per share as their effect would have been anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

14. Segment, Geographic, and Significant Customer Information

We operate in one reportable industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management system because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region based on our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Americas (United States, Canada and Latin America)*	$853.7	$702.8	$2,564.2	$2,094.2
Europe, Middle East and Africa	525.5	457.1	1,411.1	1,232.5
Asia Pacific and Japan	186.3	129.7	555.4	367.6

Net revenues	$1,565.5	$1,289.6	$4,530.7	$3,694.3

*	Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised $730.5 million and $631.2 million of Americas net revenues during the three months ended January 27, 2012 and January 28, 2011, respectively, and $2,190.2 million and $1,879.9 million of Americas net revenues during the nine months ended January 27, 2012 and January 28, 2011, respectively.

As of January 27, 2012 and April 29, 2011, the majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and debt investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 27, 2012	April 29, 2011
United States	$2,391.9	$3,037.5
International	2,536.7	2,211.8

Total cash, cash equivalents, restricted cash and debt investments	$4,928.6	$5,249.3

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment, net for geographic areas based on the physical location of the assets (in millions):

	January 27, 2012	April 29, 2011
United States	$982.6	$840.2
International	99.2	71.4

Total property and equipment, net	$1,081.8	$911.6

No more than ten percent of property and equipment was located in any single foreign country.

International sales to a single foreign country that accounted for ten percent or more of net revenues are as follows:

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Germany	$181.9	$164.4	$470.9	$461.3

The following customers, each of which is a distributor, accounted for ten percent or more of our net revenues (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Arrow Electronics, Inc.	$238.8	$223.4	$725.9	$619.7
Avnet, Inc.	179.3	151.3	537.2	461.9

The following customers accounted for ten percent or more of net accounts receivable (in millions):

	January 27, 2012		April 29, 2011
Arrow Electronics, Inc.	$	N/A	$101.4
Avnet, Inc.		70.9	107.5

N/A - Not Applicable

15. Commitments and Contingencies

Lease Commitments

As of January 27, 2012, future annual minimum lease payments under all non-cancelable facilities and equipment operating leases with an initial term in excess of one year totaled $402.7 million.

As of January 27, 2012, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNP Paribas LLC (BNPPLC), some of which require us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space from BNPPLC for our headquarters in Sunnyvale, California, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost, up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between BNPPLC’s cost and fair value, up to the residual guarantee, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period.

These leases require us to maintain specified financial covenants with which we were in compliance as of January 27, 2012.

As of January 27, 2012, we estimated that the fair value of certain properties under synthetic lease was $51.0 million below the cost of the properties. We are accruing for this deficiency over the remaining terms of the respective leases. As of January 27, 2012, a deficiency reserve of $32.4 million was included in other current liabilities.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $220.4 million in non-cancelable purchase commitments with our contract manufacturers as of January 27, 2012. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of January 27, 2012 and April 29, 2011, such liability amounted to $3.2 million and $4.5 million, respectively, and is included in other current liabilities in the condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. As of January 27, 2012, we had $48.5 million in capital purchase commitments and $230.7 million in other purchase commitments.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Beginning balance	$65.0	$33.5	$40.5	$31.9
Liability assumed in acquisition	0.0	0.0	17.5	0.0
Expense accrued during the period	14.1	8.0	41.5	20.9
Warranty costs incurred	(10.9)	(5.8)	(31.3)	(17.1)

Ending balance	$68.2	$35.7	$68.2	$35.7

Financing Guarantees

We have both nonrecourse and recourse lease financing arrangements with third-party financing companies through new and preexisting relationships with customers. In addition, from time to time we provide guarantees for a portion of financing arrangements under which we could be called upon to make payments to these third-party financing companies in the event of nonpayment by end-user customers. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Under the terms of the recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party financing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. As of January 27, 2012, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $101.2 million, and the related deferred revenue and cost of revenues totaled approximately $98.9 million and $9.6 million, respectively. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of January 27, 2012, as the outcome of these legal matters is currently not determinable.

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

On August 9, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against us for the purpose of obtaining, in a summary proceeding, books and records to help Amalgamated Bank amend its complaint in the California lawsuit. Each of the parties filed cross motions for summary judgment, and a hearing was held before the Delaware Chancery Court on November 16, 2011. Following that hearing, the Court directed Amalgamated Bank to more narrowly tailor its requests. On December 5, 2011, the court allowed plaintiff to conduct a very limited document inspection. On February 6, 2012, the court denied plaintiff’s motion to compel further document production.

The plaintiff filed an amended complaint for a third time on September 15, 2011. This complaint alleged the same claims and requests for relief as the previous complaints. On January 9, 2012, the defendants filed motions to dismiss the amended complaint. A hearing on our motion to dismiss the California lawsuit will be held on March 23, 2012.

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

•	acceptance of, and demand for, our products, including our recent product introductions;

•	our ability to increase our customer base, market share and revenue;

•	general economic and market conditions, particularly the continuing fiscal challenges in the United States (U.S.) and Europe;

•	the effects of the recent flooding in Thailand;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategy;

•	our ability to effectively integrate acquired products and technologies;

•	our ability to successfully introduce new products and forecast demand for those products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support and the growth of the storage markets generally;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits, inquiries and investigations; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio external storage systems business (Engenio) of LSI Corporation (LSI). We paid LSI $480.0 million in cash and also assumed certain liabilities related to Engenio. We expect this acquisition to enable us to address growing customer requirements in the areas of high bandwidth and intensive analytics workloads such as video, including full-motion video capture and digital video surveillance, as well as high-performance computing applications, such as genomics sequencing and scientific research. Our consolidated net revenues for the three and nine months ended January 27, 2012 include $178.3 million and $517.8 million, respectively, attributable to Engenio since the acquisition.

Net revenues for the three and nine months ended January 27, 2012 were $1,565.5 million, up $275.9 million, or 21%, and $4,530.7 million, up $836.4 million, or 23%, respectively, from the comparable periods in the prior year. The revenue growth in each of these periods was primarily due to our acquisition of Engenio, continued demand for our storage efficiency and data management solutions, and an increase in hardware maintenance contract revenue. Gross profit as a percentage of net revenues decreased during the three and nine months ended January 27, 2012 compared to the same periods in the prior year, primarily due to the inclusion of lower gross margin E-Series OEM products resulting from the Engenio acquisition in the revenue mix and the impact of higher discounting. These decreases were partially offset by manufacturing cost reductions.

Sales and marketing, research and development, and general and administrative expenses for the three and nine months ended January 27, 2012 totaled $748.5 million, up 20%, and $2,185.9 million, up 22%, respectively, from the comparable periods in the prior year. These increases were primarily due to a 25% and 27% increase in average headcount in the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year. The May 2011 acquisition of Engenio represented approximately 10% of the average headcount for the three and nine months ended January 27, 2012.

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Revenues:
Product	67.9%	65.5%	67.2%	65.1%
Software entitlements and maintenance	13.0	14.2	13.2	14.5
Service	19.1	20.3	19.6	20.4

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	33.1	25.5	31.2	26.1
Cost of software entitlements and maintenance	0.4	0.3	0.4	0.3
Cost of service	8.5	8.6	8.4	8.6

Gross profit	58.0	65.6	60.0	65.0

Operating expenses:
Sales and marketing	30.5	30.8	30.6	30.7
Research and development	13.3	12.9	13.4	12.8
General and administrative	4.0	4.8	4.3	4.9
Restructuring and other charges	—	(0.1)	—	—
Acquisition-related expense	0.2	—	0.2	—

Total operating expenses	48.0	48.4	48.5	48.4

Income from operations	10.0	17.2	11.5	16.6
Other expense, net:
Interest income	0.6	0.8	0.6	0.8
Interest expense	(1.2)	(1.5)	(1.2)	(1.5)
Other income (expense), net	—	—	—	—

Total other expense, net	(0.6)	(0.7)	(0.6)	(0.7)

Income before income taxes	9.4	16.5	10.9	15.9
Provision for income taxes	1.7	2.0	1.6	2.0

Net income	7.7%	14.5%	9.3%	13.9%

Discussion and Analysis of Results of Operations

Net Revenues — Net revenues for the three and nine months ended January 27, 2012 and January 28, 2011 were as follows (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Net revenues	$1,565.5	$1,289.6	21%	$4,530.7	$3,694.3	23%

Net revenues increased by $275.9 million, or 21%, and increased by $836.4 million, or 23%, for the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year. The increase in our net revenues for both periods was primarily due to an increase in product revenues, which comprised 68% and 67% of net revenues for the three and nine months ended January 27, 2012, respectively compared to 65% in each of the three and nine months ended January 28, 2011.

Sales through our indirect channels represented 79% and 78% of net revenues for the three and nine months ended January 27, 2012, respectively, and represented 74% and 72% of net revenues for the three and nine months ended January 28, 2011, respectively. The increase in our indirect channels as a percentage of net revenues reflects the acquisition of Engenio.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	January 27, 2012	% of Net Revenues	January 28, 2011	% of Net Revenues	January 27, 2012	% of Net Revenues	January 28, 2011	% of Net Revenues
Arrow Electronics, Inc.	$238.8	15%	$223.4	17%	$725.9	16%	$619.7	17%
Avnet, Inc.	179.3	11%	151.3	12%	537.2	12%	461.9	13%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Product revenues	$1,062.7	$844.3	26%	$3,044.6	$2,406.6	27%

Product revenues increased by $218.4 million, or 26%, and increased by $638.0 million, or 27%, for the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year. Product revenues consist of configured systems, which are comprised of bundled hardware and software products, and non-configured products, which consist primarily of add-on hardware, storage, and software products, as well as OEM products.

Total configured system revenues of $540.7 million increased by $42.6 million, or 9%, for the three months ended January 27, 2012, and total configured system revenues of $1,571.9 million increased by $118.4 million, or 8%, for the nine months ended January 27, 2012, compared to the prior year, with the largest increase in the 6000 series systems, partially offset by decreases in the 2000 series systems. Configured systems unit volume increased by 5% and 3% for the three and nine months ended January 27, 2012, respectively, compared to the prior year, with increases in each period in both the 6000 and 3000 series systems, offset by a decrease in each period in the 2000 series systems. The increases in the unit volume of the 6000 and 3000 series in each period were due to customer demand for these newer systems. The decreases in the 2000 series unit volume in each period were primarily due to a decrease in demand for the older products within this series, as well as a shift in demand to the newer 3000 series systems. The average selling prices (ASPs) of total configured systems increased during the three and nine months ended January 27, 2012, compared to the prior year due to a shift in system revenue mix from the lower ASP 2000 series to the higher ASP 3000 and 6000 series. However, ASP’s across each series decreased compared to the same periods in the prior year primarily due to higher discounting and, to a lesser extent, manufacturing cost reductions being passed along to customers as price reductions.

Non-configured product revenues of $522.0 million increased $175.8 million, or 51%, during the three months ended January 27, 2012, and non-configured product revenues of $1,472.7 million increased $519.6 million, or 55%, during the nine months ended January 27, 2012, compared to the prior year. These increases were primarily due to E-Series OEM product revenues of $174.3 million and $504.1 million during the three and nine months ended January 27, 2012, respectively, that resulted from the Engenio acquisition and a 4% and 3% increase in sales of our add-on storage products during the three and nine months ended January 27, 2012, respectively.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profit performance. Pricing changes, discounting practices, product competition, foreign currency, unit volumes, customer mix, natural disasters and product material costs can also impact revenues, cost of revenues and/or gross profit performance. Disks are a significant component of our storage systems. Industry disk pricing has fallen every year; however, with the recent flooding in Thailand, disk prices have increased and may continue to do so. To the extent that disk prices increase or decrease, we intend to pass along those price increases or decreases to our customers while working to maintain relatively constant profit margins on our disk drives. As our sales price per terabyte continues to decline, improved system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Software entitlements and maintenance revenues	$203.5	$182.7	11%	$599.7	$533.6	12%

Software entitlements and maintenance (SEM) revenues increased by $20.8 million, or 11%, and increased by $66.1 million, or 12%, during the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year. The increases in each period were due to an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Service revenues	$299.3	$262.6	14%	$886.4	$754.1	18%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $36.7 million, or 14%, and by $132.3 million, or 18%, during the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year.

Hardware maintenance contract revenues constituted approximately 71% and 70% of our service revenues for the three and nine months ended January 27, 2012, respectively, and 66% and 65% for the three and nine months ended January 28, 2011, respectively. Such revenues increased by $36.6 million, or 21%, and by $128.6 million, or 26%, during the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year, as a result of an increase in each period in the installed base under service contracts. Professional services and educational and training services constituted approximately 29% and 30% of our service revenues for the three and nine months ended January 27, 2012, respectively, and 34% and 35% of our service revenues for the three and nine months ended January 28, 2011, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Americas (United States, Canada and Latin America)	$853.7	$702.8	21%	$2,564.2	$2,094.2	22%
Europe, Middle East and Africa (EMEA)	525.5	457.1	15%	1,411.1	1,232.5	14%
Asia Pacific and Japan (APAC)	186.3	129.7	44%	555.4	367.6	51%

Net revenues	$1,565.5	$1,289.6		$4,530.7	$3,694.3

Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised 86% and 90% of Americas net revenues during the three months ended January 27, 2012 and January 28, 2011, respectively, and 85% and 90% of Americas net revenue during the nine months ended January 27, 2012 and January 28, 2011, respectively. Sales to Germany accounted for 12% and 10% of net revenues during the three and nine months ended January 27, 2012, respectively. Sales to Germany accounted for 13% and 12% of net revenues during the three and nine months ended January 28, 2011, respectively. No other single foreign country accounted for 10% or more of net revenues in any of the periods presented.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Cost of product revenues	$517.8	$328.4	58%	$1,415.9	$962.9	47%

Cost of product revenues increased by $189.4 million, or 58%, and $453.0 million, or 47%, during the three and nine months ended January 27, 2012, from the comparable periods in the prior year. The changes were comprised of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Nine Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Materials cost	49	38
Amortization of developed technology	4	3
Warranty	2	2
Manufacturing overhead	2	2
Excess and obsolete inventory	(1)	1
Other	2	1

Total change	58	47

During the three and nine months ended January 27, 2012, the increase in materials cost was primarily due to $99.6 million and $283.1 million, respectively, in materials cost relating to the sales of E-Series OEM products resulting from the Engenio acquisition. The increase in materials cost was also impacted by the 5% and 3% unit volume increases in configured systems during these periods; however, the average cost per unit of configured systems across all product families decreased as a result of materials cost reductions, partially offsetting volume increases during these reporting periods.

The increase in the amortization of developed technology was due to identified intangible assets acquired from the Engenio acquisition, which are amortized on a straight-line basis over their estimated useful life.

Cost of product revenues represented 49% and 39% of product revenue for the three months ended January 27, 2012 and January 28, 2011, respectively, and 47% and 40% of product revenue for the nine months ended January 27, 2012 and January 28, 2011, respectively. The overall increases in costs as a percentage of revenues for the three and nine months ended January 27, 2012, as compared to the same periods in the prior year, were primarily the result of E-Series OEM products acquired through the Engenio transaction, which have lower material margins than configured systems and add-on products as well as the decrease in ASPs.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Cost of software entitlements and maintenance revenues	$6.2	$4.0	55%	$17.1	$10.9	57%

Cost of SEM revenues increased by $2.2 million, or 55%, and $6.2 million, or 57%, during the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year, primarily due to an increase in volume-related software support costs. Cost of SEM revenues represented 3% of SEM revenues for both the three and nine months ended January 27, 2012 and 2% of SEM revenues for both the three and nine months ended January 28, 2011.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Cost of service revenues	$133.0	$111.0	20%	$379.3	$320.0	19%

Cost of service revenues increased by $22.0 million, or 20%, and $59.3 million, or 19%, during the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year primarily due to the costs associated with servicing a larger installed base and an increase in logistics and materials costs. Costs represented 44% and 42% of service revenues for the three months ended January 27, 2012 and January 28, 2011, respectively, and represented 43% and 42% of service revenues for the nine months ended January 27, 2012 and January 28, 2011, respectively.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased approximately $59.8 million, or 17%, and $205.4 million, or 21%, for the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $63.8 million and $210.1 million for the three and nine months ended January 27, 2012, respectively, due to an increase in average headcount, which included the impact of the Engenio acquisition;

(ii) an increase in stock-based compensation of $29.0 million and $66.1 million for the three and nine months ended January 27, 2012, respectively, which includes the impact of the Engenio acquisition and $10.9 million of expense related to the reset of the employee stock purchase plan (ESPP) offerings triggered by the decline in our stock price below the grant date prices of the offerings;

(iii) partially offset by a decrease in incentive compensation expense of $33.0 million and $70.8 million for the three and nine months ended January 27, 2012, respectively, due to lower achievement of performance against plan operating targets during the three and nine months ended January 27, 2012.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Sales and marketing expenses	$477.0	$397.4	20%	$1,385.9	$1,134.4	22%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense, and travel and entertainment expense. Sales and marketing expenses increased due to the following:

	Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Nine Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	8	9
Stock-based compensation	4	3
Incentive plan compensation	(4)	(3)
Other compensation and benefit costs	2	2

Total compensation costs	10	11
Outside services	1	2
Amortization expense	2	2
Commissions	3	2
Facilities and IT support costs	2	2
Advertising and marketing promotional expense	2	2
Other	—	1

Total change	20	22

The increase in total compensation costs for the three and nine months ended January 27, 2012 reflects an increase in average sales and marketing headcount of 21% and 22%, respectively, as compared to the same periods in the prior year. These increases were partially offset by a decrease in incentive compensation expense. The increase in commissions expense for the three and nine months ended January 27, 2012 was due to higher sales levels compared to the same periods in the prior year. Amortization expense increased due to the addition of intangible assets as a result of the acquisition of Engenio.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Research and development expenses	$208.3	$166.0	25%	$606.6	$472.1	28%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software related costs, prototypes, non-recurring engineering (NRE) charges and other outside services costs. Research and development expenses increased due to the following:

	Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Nine Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	12	13
Stock-based compensation	7	5
Incentive plan compensation	(8)	(5)
Other compensation and benefit costs	3	4

Total compensation costs	14	17
Facilities and IT support costs	4	5
Depreciation expense	3	3
Outside services	2	2
Other	2	1

Total change	25	28

The increase in total compensation costs reflects a 38% and 39% increase in average engineering headcount during the three and nine months ended January 27, 2012, respectively, compared to the same periods in the prior year. These increases were partially offset by a decrease in incentive compensation expense. The increase in facilities and IT support costs in each period reflects the acquisition of Engenio. Depreciation expense increased due to purchases of production and engineering equipment.

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

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
General and administrative expenses	$63.2	$61.9	2%	$193.4	$182.3	6%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT costs. General and administrative expenses increased due to the following:

	Three Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Nine Months Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Salaries	3	5
Stock-based compensation	2	2
Incentive plan compensation	(10)	(8)

Total compensation costs	(5)	(1)
Outside services	1	4
Professional and corporate legal fees	8	3
Other	(2)	—

Total change	2	6

The decrease in total compensation costs was driven by a decrease in incentive compensation expense for the three and nine months ended January 27, 2012. These decreases were partially offset by the impact of a 13% and 16% increase in average general and administrative headcount during the three and nine months ended January 27, 2012, respectively, compared to the same periods in the prior year. Professional and corporate legal fees are higher than the comparable prior year periods as a result of a legal fee settlement in the three months ended January 28, 2011 associated with the resolution of the Sun Microsystems litigation. The increase in outside services for the nine months ended January 27, 2012 reflects additional spending on contractors and costs associated with the Engenio integration activities and various on-going operational projects.

Acquisition-Related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Acquisition-related expense	$3.5	$0.6	483%	$7.4	$0.9	722%

During the three and nine months ended January 27, 2012, we incurred $3.5 million and $7.4 million, respectively, of due diligence, legal and other integration charges associated with our acquisition of Engenio. During the nine months ended January 28, 2011, we incurred $0.9 million of costs associated with our acquisitions of Bycast Inc. and Akorri Networks, Inc.

Other Expense, Net

Interest Income (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Interest income	$8.7	$10.3	(16)%	$27.6	$29.6	(7)%

The decrease in interest income during the three and nine months ended January 27, 2012, from the comparable periods in the prior year, was primarily due to lower yields on new investments.

Interest Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Interest expense	$(18.9)	$(19.0)	(1)%	$(54.7)	$(56.2)	(3)%

Interest expense decreased 1% and 3% during the three and nine months ended January 27, 2012, respectively, from the comparable periods in the prior year. During the three and nine months ended January 27, 2012, we recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our Notes of approximately $13.5 million and $38.7 million, respectively, net of capitalized interest. During the three and nine months ended January 28, 2011, we recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our Notes of approximately $13.3 million and $39.2 million, respectively. The coupon interest expense related to the Notes was $5.2 million and $15.2 million during the three and nine months ended January 27, 2012, respectively, net of capitalized interest and $5.5 million and $16.5 million during the three and nine months ended January 28, 2011, respectively. During the three and nine months ended January 27, 2012, we capitalized interest of $0.9 million and $4.3 million, respectively, on facility assets under construction and on significant software development projects.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Provision for income taxes	$27.3	$26.3	4%	$73.2	$73.5	—%

Our effective tax rates for the three months ended January 27, 2012 and January 28, 2011 were 18.6% and 12.4%, respectively, and 14.7% and 12.5% for the nine months ended January 27, 2012 and January 28, 2011, respectively. Our effective tax rates for the three and nine months ended January 27, 2012 and January 28, 2011 differ from the U.S. statutory rate of 35% because our foreign earnings are taxed at rates lower than the U.S. statutory rate. In January 2012, we reached agreement with the U.S. Internal Revenue Service (IRS) with regards to a tax position taken during prior periods. Our provision for income taxes increased for the three months ended January 27, 2012 compared to the three months ended January 28, 2011 primarily as a result of a discrete tax expense of $11.7 million, net of federal tax benefit, related to this settlement and the resulting remeasurement of our tax positions. Our provision for income taxes decreased for the nine months ended January 27, 2012 compared to the nine months ended January 28, 2011 primarily as a result of a decrease in U.S. pre-tax profits, partially offset by the tax effect of the remeasurement of a prior year tax position and lower tax benefits from disqualified dispositions of our ESPP.

As of January 27, 2012, we had $155.5 million of unrecognized tax benefits, of which $104.3 million has been recorded in other long-term liabilities and $96.6 million, including penalties and interest, would affect our provision for income taxes if recognized. During the nine months ended January 27, 2012, there was a gross increase in our unrecognized tax benefits of $8.0 million for tax positions related to the current year, and a gross increase of $20.3 million and a gross decrease of $6.0 million for tax positions related to prior years.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 27, 2012.

Liquidity Sources and Cash Requirements

Our principal sources of liquidity as of January 27, 2012 consisted of approximately $4.9 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	January 27, 2012	April 29, 2011
Cash and cash equivalents	$2,420.9	$2,757.3
Short-term investments	2,445.2	2,417.4

Total cash, cash equivalents and short-term investments	$4,866.1	$5,174.7

As of January 27, 2012, $2.4 billion of cash, cash equivalents and short-term investments were held in the U.S., while $2.5 billion were held in foreign countries. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service our debt and synthetic leases. Our contractual obligations as of January 27, 2012 are summarized below in the Contractual Obligations table.

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

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. We anticipate capital expenditures to be between $45.0 million and $65.0 million over the next three months.

Acquisition-Related Requirements

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio business of LSI. We paid LSI $480.0 million in cash and also assumed certain assets and liabilities related to Engenio. As part of our efforts to integrate Engenio into our business, we expect to incur additional integration charges. See Note 5 of the accompanying condensed consolidated financial statements for more information.

Cash Flows

As of January 27, 2012, our cash, cash equivalents and short-term and long-term investments decreased by $323.1 million from April 29, 2011, to $4.9 billion. The decrease was primarily a result of $600.0 million in cash paid for the repurchase of common stock, $480.0 million net cash paid in connection with the acquisition of Engenio, $282.9 million in capital expenditures and $21.2 million of net purchases of investments, partially offset by $880.0 million of cash provided by operating activities and $101.0 million from issuances of common stock related to employee stock option exercises and purchases under the ESPP. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of January 27, 2012 decreased to 40 days, compared to 47 days as of April 29, 2011, primarily due to improvements in shipment linearity. Working capital increased by $1.0 billion to $4.0 billion as of January 27, 2012, compared to $3.0 billion as of April 29, 2011, primarily due to the reclassification of our $1.2 billion Notes to long-term liabilities as the underlying contingent conversion threshold was not met at January 27, 2012 and a decrease in accrued compensation and related benefits of $168.0 million, partially offset by a decrease in cash, cash equivalents and short-term investments of $308.6 million and accounts receivable of $57.2 million.

Cash Flows from Operating Activities

During the nine months ended January 27, 2012, we generated cash from operating activities of $880.0 million. The primary sources of cash from operating activities consisted of net income of $424.7 million, adjusted by depreciation and amortization of $210.5 million, stock-based compensation of $197.8 million and deferred income taxes of $64.0 million. Significant changes in assets and liabilities impacting operating cash flows included an increase in deferred revenue of $234.5 million and a decrease in accounts receivable of $55.8 million, partially offset by a decrease in accrued compensation and other current liabilities of $160.5 million, which was primarily attributable to cash payouts to employees related to the fiscal year 2011 commissions and incentive compensation plans.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the nine months ended January 27, 2012, we completed our acquisition of Engenio for a total net cash payment of $480.0 million, purchased $282.9 million of capital expenditures and purchased $21.2 million in net purchases of our investments.

Cash Flows from Financing Activities

We used $415.2 million in financing activities for the nine months ended January 27, 2012, which primarily consisted of $600.0 million for the repurchase of common stock, partially offset by $80.7 million of excess tax benefit from stock-based compensation and $101.0 million of proceeds from employee equity award plans, net of shares withheld for taxes.

Net proceeds from the issuance of common stock related to employee participation in employee equity award programs have historically been a significant component of our liquidity. The extent to which our employees exercise stock options generally increases or decreases based upon changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock in connection with these programs and related tax benefits will vary.

Stock Repurchase Program

During the nine months ended January 27, 2012, 14.6 million shares of our common stock were repurchased as described below. Since the May 13, 2003 inception of our stock repurchase program through January 27, 2012, we have repurchased a total of 119.0 million shares of our common stock at an average price of $29.65 per share, for an aggregate purchase price of $3.5 billion. As of January 27, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under this stock repurchase program. As of January 27, 2012, the remaining authorized amount for stock repurchases under this program was $0.5 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

Accelerated Share Repurchase Agreements

On July 8, 2011, we entered into a collared accelerated share repurchase agreement (ASR) with Bank of America, N.A, under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in August 2011. The total number of shares repurchased and retired under this ASR was 4.1 million shares at a price of $48.30.

On August 19, 2011, we entered into an ASR with Wells Fargo Bank, National Association, under which we prepaid $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in November 2011. The total number of shares repurchased and retired under this ASR was 10.5 million shares at a price of $38.08.

Convertible Notes

As of January 27, 2012, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (See Note 9 of the accompanying condensed consolidated financial statements). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for these Notes for at least 20 trading days during the 30 consecutive trading days ended December 31, 2011. Accordingly, as of January 27, 2012, the Notes were not convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as long-term debt and the difference between the principal amount and the carrying value of the Notes was reflected as equity on our condensed consolidated balance sheet as of January 27, 2012.

The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, the Notes may be convertible in future quarters, and therefore may be classified as short-term debt if the contingent conversion thresholds are met in such quarters. Additionally, since the Notes would be convertible at the option of the holder and the principal amount would be required to be paid in cash, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in mezzanine on our condensed consolidated balance sheets. As of January 27, 2012, shares issued related to conversion of the Notes were minimal. As of January 27, 2012, we received a minimal number of shares related to the Note hedge transactions and no cash or shares were delivered related to the warrant transactions.

Contractual Obligations

The following table summarizes our contractual obligations as of January 27, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$9.4	$37.1	$36.2	$36.3	$31.2	$74.9	$225.1
Real estate lease payments(1)	0.8	129.2	—	—	—	—	130.0
Less: sublease income	(0.5)	(1.2)	(0.8)	(0.8)	(0.5)	—	(3.8)
Equipment operating lease payments	7.4	20.5	13.4	4.4	1.3	0.6	47.6
Purchase commitments with contract manufacturers(2)	215.4	3.6	1.2	0.2	—	—	220.4
Capital expenditures	19.6	17.2	11.7	—	—	—	48.5
Other purchase obligations(3)	89.9	92.6	17.6	10.6	10.0	10.0	230.7

Total off balance-sheet commitments	342.0	299.0	79.3	50.7	42.0	85.5	898.5
1.75% Convertible notes(4)	—	22.1	1,276.0	—	—	—	1,298.1
Long-term financing arrangements	3.8	10.9	3.4	2.2	1.7	0.8	22.8
Uncertain tax positions(5)							105.9

Total	$345.8	$332.0	$1,358.7	$52.9	$43.7	$86.3	$2,325.3

Other Commercial Commitments:
Letters of credit	$6.0	$1.4	$—	$0.2	$0.4	$1.2	$9.2

(1)	Included in real estate lease payments pursuant to four financing arrangements with BNP Paribas LLC (BNPPLC) are: (i) lease commitments of $0.8 million for the remainder of fiscal 2012 and $2.1 million in fiscal 2013, which are based on either the LIBOR rate as of January 27, 2012 plus a spread or a fixed rate for terms of five years and (ii) at the expiration or termination of the leasing arrangements, a supplemental payment obligation equal to our minimum guarantee of $127.1 million in the event that we elect not to purchase or arrange for sale of the buildings.
(2)	Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. As of January 27, 2012, we recorded accruals of $3.2 million for firm, non-cancelable purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory.
(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(4)	Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 9 of the accompanying condensed consolidated financial statements). Estimated interest payments for the Notes are $33.2 million for the remainder of fiscal 2012 through fiscal 2014.
(5)	As of January 27, 2012, our liability for uncertain tax positions was $105.9 million, including interest and penalties, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

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

As of January 27, 2012, we have four leasing arrangements (Leasing Arrangements 1, 2, 3 and 4) with BNPPLC, some of which require us to lease certain of our land to BNPPLC for a period of 99 years and to lease approximately 0.6 million square feet of office space from BNPPLC for our headquarters in Sunnyvale, California, which had an original cost of $149.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on LIBOR plus a spread or a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost, up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between BNPPLC’s cost and fair value, up to the residual guarantee, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the costs, the residual guarantee, the applicable LIBOR plus spread or fixed rate at January 27, 2012 and the date we began to make payments for each of our leasing arrangements (in millions):

Leasing Arrangements	Cost	Residual Guarantee	LIBOR Plus Spread or Fixed Rate	Lease Commencement Date	Term
1	$48.5	$41.2	3.14%	January 2008	5 years
2	80.0	68.0	0.22%	December 2007	5 years
3	10.5	8.9	3.12%	December 2007	5 years
4	10.6	9.0	3.14%	December 2007	5 years

These leasing arrangements require us to maintain specified financial covenants with which we were in compliance as of January 27, 2012. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than 3:1 and a minimum amount of Unencumbered Cash and Short-Term Investments of $300.0 million. Our failure to comply with these financial covenants could result in a default under the leases, which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements or (ii) exercise certain foreclosure remedies. If we were to exercise our purchase option, or be required to pay lease termination damages, these payments would significantly reduce our available liquidity, which could constrain our operating flexibility.

As of January 27, 2012, we estimated that the fair value of certain properties under synthetic lease was $51.0 million below the cost of the properties. We are accruing for this deficiency over the remaining terms of the respective leases. As of January 27, 2012, a deficiency reserve of $32.4 million was included in other current liabilities.

We may from time to time terminate one or more of our leasing arrangements and repay amounts outstanding in order to meet our operating or other objectives.

Legal Contingencies

We are subject to various legal proceedings and claims which may arise in the normal course of business. No accrual has been recorded as of January 27, 2012, as the outcome of these legal matters is currently not determinable.

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

On August 9, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against us for the purpose of obtaining, in a summary proceeding, books and records to help Amalgamated Bank amend its complaint in the California lawsuit. Each of the parties filed cross motions for summary judgment, and a hearing was held before the Delaware Chancery Court on November 16, 2011. Following that hearing, the Court directed Amalgamated Bank to more narrowly tailor its requests. On December 5, 2011, the court allowed plaintiff to conduct a very limited document inspection. On February 6, 2012, the court denied plaintiff’s motion to compel further document production.

The plaintiff filed an amended complaint for a third time on September 15, 2011. This complaint alleged the same claims and requests for relief as the previous complaints. On January 9, 2012, the defendants filed motions to dismiss the amended complaint. A hearing on our motion to dismiss the California lawsuit will be held on March 23, 2012.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of January 27, 2012, our financial guarantees of $9.2 million that were not recorded on our condensed consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of January 27, 2012, the notional fair value of foreign exchange forward and foreign currency option contracts totaled $612.4 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 11 of the accompanying condensed consolidated financial statements for more information related to our hedging activities.

In the ordinary course of business, we enter into recourse lease financing arrangements with third-party financing companies and from time to time provide guarantees for a portion of financing arrangements under which we could be called upon to make payments to these third-party financing companies in the event of nonpayment by end-user customers. See Note 15 of the accompanying condensed consolidated financial statements for more information related to these financing arrangements.

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third-parties due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

We have commitments related to four leasing arrangements with BNPPLC for approximately 0.6 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $130.0 million as discussed above in “Contractual Obligations.”

We have evaluated these leases under variable interest entity accounting guidance and have determined the following:

•

BNPPLC is a leasing company for BNP Paribas in the U.S. BNPPLC is not a “special purpose entity” organized for the sole purpose of facilitating the leases to us. The obligation to absorb expected losses and receive expected residual returns rests with the parent, BNP Paribas. Therefore, we are not the primary beneficiary of BNPPLC as we do not absorb the majority of BNPPLC’s expected losses or expected residual returns; and

•

BNPPLC has represented in the related closing agreements that the fair value of the properties leased to us by BNPPLC is less than half of the total of the fair value of all assets of BNPPLC, excluding any assets of BNPPLC held within a silo. Further, the property leased to us is not held within a silo. The definition of “held within a silo” means that BNPPLC has obtained funds equal to or in excess of 95% of the fair value of the leased asset to acquire or maintain its investment in such asset through nonrecourse financing or other contractual arrangements, the effect of which is to leave such asset (or proceeds thereof) as the only significant asset of BNPPLC at risk for the repayment of such funds.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of January 27, 2012, we had debt investments of $2.6 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, and are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels as of January 27, 2012 would cause an immaterial decline in the fair value of these available-for-sale investments. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of January 27, 2012, we recorded cumulative unrealized losses of $4.2 million, offset by $0.8 million of cumulative unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in estimated fair value.

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

Lease Commitments — One of our four leasing arrangements with BNPPLC is based on a floating interest rate. The minimum lease payments will vary based on LIBOR plus a spread. All of these leases have an initial term of five years, and we have the option to renew these leases for two consecutive five-year periods upon approval by BNPPLC. A hypothetical 10 percent increase in market interest rate from the level at January 27, 2012 would increase our lease payments on the floating lease arrangement under the initial five-year term by an immaterial amount. We do not currently hedge against market interest rate increases.

Convertible Notes — In June 2008, we issued $1.265 billion principal amount of 1.75% Notes due 2013, of which $1,017.0 million was allocated to debt and $248.0 million was allocated to equity. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances, including, but not limited to:

•

during the five business day period after any five consecutive trading day period in which the trading price of the Notes for each day in this five consecutive trading day period was less than 98% of an amount equal to (i) the last reported sale price of our common stock multiplied by (ii) the conversion rate of the Notes on each such day;

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

•	upon the occurrence of specified corporate transactions described in the indenture for the Notes.

The Notes are convertible into the right to receive cash in an amount up to the principal amount and shares of our common stock for the conversion value in excess of the principal amount, if any, at an initial conversion rate of 31.40 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of the Notes of $31.85 per share), subject to adjustment as described in the indenture governing the Notes.

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

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for these Notes for at least 20 trading days during the 30 consecutive trading days ended December 31, 2011. Accordingly, as of January 27, 2012, the Notes were not convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as long-term debt, and the difference between the principal amount and the carrying value of these Notes was reflected as equity on our condensed consolidated balance sheet as of January 27, 2012.

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

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of January 27, 2012, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $37.28 on January 27, 2012, the if-converted value of our Notes exceeded their principal amount by approximately $215.6 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of the Notes for disclosure purposes. As of January 27, 2012, the principal amount of the Notes, which consists of the combined debt and equity components, was $1.265 billion, and the total estimated fair value of the principal amount was $1.631 billion based on the closing trading price of $128.92 per $100 of the Notes as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities. All balance sheet hedges are marked to market through earnings every period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at January 27, 2012, the time-value component is recorded in earnings while all other unrealized gains or losses are included in other comprehensive income.

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

The following table provides information about our currency forward contracts outstanding on January 27, 2012 (in millions):

Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Contracts:
Euro	306.1	$404.2	$404.7
British Pound Sterling	52.1	81.9	81.9
Australian Dollar	37.5	39.8	40.0
Canadian Dollar	23.0	22.9	22.9
Other	NM	63.6	64.0

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 27, 2012, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of our acquisition of the Engenio business on May 6, 2011, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional controls relating to Engenio. Except for the additional controls relating to Engenio, there were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 9, 2011, Amalgamated Bank filed a complaint in Delaware Chancery Court against us for the purpose of obtaining, in a summary proceeding, books and records to help Amalgamated Bank amend its complaint in the California lawsuit. Each of the parties filed cross motions for summary judgment, and a hearing was held before the Delaware Chancery Court on November 16, 2011. Following that hearing, the Court directed Amalgamated Bank to more narrowly tailor its requests. On December 5, 2011, the court allowed plaintiff to conduct a very limited document inspection. On February 6, 2012, the court denied plaintiff’s motion to compel further document production.

The plaintiff filed an amended complaint for a third time on September 15, 2011. This complaint alleged the same claims and requests for relief as the previous complaints. On January 9, 2012, the defendants filed motions to dismiss the amended complaint. A hearing on our motion to dismiss the California lawsuit will be held on March 23, 2012.

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

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions, such as the continuing fiscal challenges in the United States (U.S.) and Europe, have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:

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

•	Our ability to maintain product quality generally;

•	The timing of bookings, the cancellation of significant orders and the management of, or fluctuations in, our backlog;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

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

We use a “pipeline” system, a common industry practice, to forecast bookings and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a bookings pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into revenues varies from customer to customer, can be difficult to estimate, and requires management judgment, and also because customers’ purchasing decisions are subject to delay, reduction or cancellation. Small deviations from our forecasted conversion rate may result in inaccurate plans and budgets and could materially and adversely impact our business or our planned results of operations. In addition, the risks inherent in using a pipeline system are magnified with respect to indirect sales made through our channel partners because we have less control over, and visibility into, the sales process of our channel partners.

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

The fact that we do not own or operate our manufacturing facilities, supply chain and logistics exposes us to risks, including reduced control over quality assurance, production costs and product supply, which could have a material adverse impact on the supply of our products and on our business and operating results. We rely on a limited number of suppliers for components utilized in the assembly of our products, including certain single source suppliers, which has and could subject us to future price rigidity, periodic supply constraints, and the inability to produce our products. In addition, pursuant to the terms of the asset purchase agreement we entered into with LSI in connection with the acquisition of certain assets related to Engenio, we have the right to place orders with contract manufacturers and suppliers through LSI and access LSI’s systems in order to help us manage the Engenio business for a period of time following the acquisition. Financial or other problems of either contract manufacturers, component suppliers or other parties in our supply chain, including LSI, and reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs of our products.

For instance, several of our disk drive suppliers with operations in Thailand were impacted by the October 2011 flooding, which has affected those suppliers’ ability to manufacture a sufficient number of drives in order to meet the demands of their customers, including us. In addition, certain suppliers have also increased prices for available drives. Continued drive supply shortages and pricing complexities could materially and adversely affect our supply chain, customer relationships and results of operations. In addition, qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and disruption or termination of manufacturing capacity with respect to any contract manufacturer could negatively impact our ability to manufacture, sell and ship our products.

We intend to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately procure inventory by our contract manufacturers; a failure to timely cancel, reschedule, or adjust our requirements based on our business needs; perceived or real problems with product quality control; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. As the demand for our products has increased, we have experienced, and may continue to experience, tightening of supply of some components leading to longer lead times and component supply constraints, which has resulted in and in the future could continue to result in the delay of shipments.

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology. In the storage market, our primary and near-line storage system products and our associated software portfolio compete primarily with storage system products and data management software from EMC (including its acquisition of Isilon), Hitachi Data Systems, HP, IBM, Dell and Oracle Corporation. In the secondary storage market, which includes the disk-to-disk backup, compliance and business continuity segments, our solutions compete primarily against products from EMC and Oracle Corporation.

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

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the three and nine months ended January 27, 2012, revenues generated from sales through our indirect channel distribution accounted for 79% and 78% of net revenues, respectively, and we expect this percentage to continue to increase over time as we further develop these channels or acquire products distributed through indirect channels. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

During the three and nine months ended January 27, 2012, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for approximately 15% and 16% and 11% and 12%, respectively, of our net revenues. We also have significant OEM agreements with IBM, which, as described above, enable IBM to sell IBM-branded solutions based on our solutions, as well as an agreement with Fujitsu Technology Solutions (Fujitsu), which enables Fujitsu to lease, sell, market and resell our products to end users and Fujitsu sales partners worldwide, to integrate our products into Fujitsu bundled offerings, and to market our support services. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer.

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

The U.S. government has become an important customer for the storage and data management market generally and for us in particular; however, government demand is unpredictable, and there can be no assurance that we will maintain or grow our revenues from the U.S. government. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of recent and continued uncertainties about U.S. spending levels. If the government or individual agencies within the government reduce or shift their capital spending patterns, our revenues and operating results may be harmed.

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

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (EAR) administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons. These restrictions limit or completely bar sales of our products to Cuba, North Korea, Iran, Sudan and Syria. Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against us and our officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. Even though we take precautions to prevent our products from being shipped to U.S.-sanctioned targets, our products could be shipped to those targets by our channel partners, despite such precautions. For instance, media reports starting in November 2011 have asserted that certain of our products were delivered to Syria through a third party vendor possibly in violation of U.S. export-control laws. We have publicly stated that we condemn any illegal shipments of our products to Syria, notified BIS of an internal review we are conducting and our intention to cooperate, and have offered our assistance to the U.S. government. We are aware that three U.S. senators have sent letters to the departments of Commerce and State requesting an investigation into how our products came into the possession of the Syrian government and asking that certain penalties be considered, such as suspension or debarment from conducting business with the U.S. government until the conclusion of a governmental investigation into the matters asserted in the media. If we are found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial position. Even if we are not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us, including any suspension or debarment from conducting business with the U.S. government, could cause us significant financial and reputational harm and distract senior executives from managing our normal day-to-day operations, which could have a material and adverse impact on our business, operating results and financial position.

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

In addition, the stock market has experienced volatility that has particularly affected the market prices of the equity securities of many technology companies. Certain macroeconomic factors such as the market climate for the technology sector, changes in interest rates, and levels of corporate spending on IT, could continue to have an impact on the trading price of our stock, and the market price of our common stock may fluctuate significantly in the future.

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, if we fail to manage the interoperability and transition between our new and old products, or if we cannot provide the expected level of service and support for our new products, our operating results could be materially and adversely affected.

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and storage security appliances and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical and quality control risks. In addition, our new products must respond to technological changes and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, or if such products do not achieve market acceptance, our operating results could be materially and adversely affected. New or additional product introductions increase the complexities of forecasting revenues, and subject us to additional financial and operational risks. If they are not managed effectively, we could experience material risks to our operations, financial condition and business model.

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

Although a substantial portion of our business is located and conducted in the U.S., a significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. During the three and nine months ended January 27, 2012, our international revenues accounted for 53% and 52% of our total revenues, respectively. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. The President’s administration and Congress have announced several proposals to reform U.S. tax rules, including proposals that may result in a reduction or elimination of the deferral of U.S. income tax on our future unrepatriated earnings. Should such anti-deferral provisions be enacted, our effective tax rate could be adversely affected.

We are currently undergoing income tax audits in the U.S. and several foreign tax jurisdictions. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies.

In February 2012, the IRS commenced an examination of our fiscal 2008 through fiscal 2010 income tax returns. We are also under audit by the California Franchise Tax Board for our fiscal 2007 and 2008 California income tax returns. Our open years in U.S. federal jurisdictions are fiscal 2005 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized.

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The ruling is subject to appeal to the Danish High Court.

We are in various stages of the examination and appeals process in connection with tax audits worldwide and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period, we may experience an increase or decrease in unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal year 2011, we completed acquisitions of two technology companies, and in May 2011, we completed the acquisition of certain assets related to Engenio. The acquisition and ongoing integration of new businesses into our business may adversely affect our operations or profitability. We may not achieve the anticipated cost savings and synergies or realize our estimated revenue, gross margin, profit or other financial projections or business objectives in a timely manner or at all due to a number of factors, including the following:

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

Any conversion of the Notes may cause dilution to our shareholders and to our earnings per share. If the price of our common stock exceeds the conversion price, initially $31.85 per share, the Notes will cause an increase in diluted share count and result in lower reported earnings per share. Based on the trading price of our common stock as of January 27, 2012, we had approximately 6 million shares of common stock potentially issuable on conversion of our Notes. The Note hedge transactions discussed below, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the common stock potentially issuable on conversion of the Notes. Upon conversion of any Notes, we would be required to deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for these Notes for at least 20 trading days during the 30 consecutive trading days ended December 31, 2011. Accordingly, the Notes are not convertible at the option of the holder as of January 27, 2012. However, the determination of whether or not the Notes are convertible must continue to be performed quarterly. Upon conversion of any Notes, we would be required to deliver cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of January 27, 2012, eligible individuals under our stock option and restricted stock unit plans held options to purchase approximately 23 million shares of our common stock and a total of approximately 12 million restricted stock units. If all the outstanding options were exercised, the proceeds to the Company would average approximately $29 per share. We also had 16 million shares of our common stock reserved for future issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

In addition, we have an Employee Stock Purchase Plan (ESPP) under which employees are entitled to purchase shares of our common stock at a 15% discount from the quoted market price of our common stock at certain specified dates over a two-year period. As of January 27, 2012, we had approximately 5 million shares of our common stock available for future issuance under the ESPP. The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

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

As of January 27, 2012, we had $4.9 billion in cash, cash equivalents, investments and restricted cash. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, money market funds and U.S. Treasury securities. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, the recent downgrade in the U.S.’s credit rating, and bankruptcy filings in the U.S., which have affected various sectors of the financial markets and led to global credit and liquidity issues. Although a downgrade in credit ratings is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain. This downgrade could materially affect global and domestic financial markets and economic conditions, which may affect our financial condition and liquidity. These securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax.

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

On occasion, we make strategic investments in other companies which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control.

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

As of January 27, 2012, $2.5 billion of cash, cash equivalents and short-term investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and operating results. We have invested substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our operating results could be harmed if our business does not grow proportionately to our increase in fixed costs.

We have various synthetic leasing arrangements with BNP Paribas Leasing Corporation as lessor (BNPPLC) for our headquarters office buildings and land in Sunnyvale, California. These synthetic leases qualify for operating lease accounting treatment under the accounting guidance for leases and are not considered variable interest entities under applicable accounting guidance. Therefore, we do not include the properties or the associated debt on our condensed consolidated balance sheets. However, if circumstances were to change regarding our or BNPPLC’s ownership of the properties, or in BNPPLC’s overall portfolio, we could be required to consolidate the entity, the leased facilities and the associated debt.

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. If the fair value of the properties declines below their cost, our residual value guarantee would require us to pay the difference to BNPPLC, up to the residual guarantee. As of January 27, 2012, the estimated fair value of certain properties was approximately $51.0 million below the cost of the properties, which we are accruing over the remaining term of the respective leases. Any further decline in the fair value of the properties could adversely impact our cash flows, financial condition and operating results.

As a result of excess capacity in our Sunnyvale, California facilities, certain of our facilities subject to synthetic lease arrangements have been subleased or are vacant. These subleases will expire at various times through 2015 and some are at terms that do not generate sufficient sublease income to cover the carrying costs of these facilities. In addition, we may experience changes in our operations in the future that could result in additional excess capacity and vacant facilities. We will continue to be responsible for all carrying costs of these facilities under operating leases until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the operating lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high, based on this guarantee. However, liquidity issues in the global credit markets resulted in the failure of auctions for certain of our ARS investments, with a par value of $55.9 million. For each failed auction, the interest rate resets to a maximum rate defined for each security and the ARS continues to pay interest in accordance with its terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop or the final maturity of the individual securities.

As of January 27, 2012, we determined there was a total decline in the fair value of our ARS investments of approximately $4.9 million, of which we recorded cumulative net temporary impairment charges of $3.5 million, and $1.4 million was recognized as an other than temporary impairment charge. In addition, we have classified all of our auction rate securities as other non-current assets in our condensed consolidated balance sheet as of January 27, 2012 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters.

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

Due to recent organic growth and acquisitions, we have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. Our headcount has grown from approximately 10,200 employees as of April 29, 2011 to over 12,000 employees as of January 27, 2012, which includes the employees added as a result of the Engenio acquisition in May 2011. We will incur significant expenditures and the allocation of valuable management resources to assimilate our additional human resources in a manner that preserves the key aspects of our corporate culture and enables us to maintain our reputation in the marketplace. If we do not effectively manage our growth and train, retain and manage our employee base, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC, and NASDAQ, have implemented requirements and regulations and continue developing additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act from July 2010. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

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

In July 2010, the President signed into law the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, as we continue to implement changes in response to this new law and its associated regulations, we expect to incur additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 27, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 29, 2011 - November 25, 2011	222	$—	118,971	$496.2
November 26, 2011 - December 30, 2011	—	$—	118,971	496.2
December 31, 2011 - January 27, 2012	—	$—	118,971	496.2

Total	222	$—	118,971	496.2

(1)

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of January 27, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under this program. As of January 27, 2012, we had repurchased 119.0 million shares of our common stock at a weighted-average price of approximately $29.65 per share for an aggregate purchase price of $3.5 billion since inception of the stock repurchase program. As of January 27, 2012, the remaining authorized amount for stock repurchases under this program was $0.5 billion with no termination date.

(2)

On August 19, 2011, we entered into an ASR with Wells Fargo Bank, National Association, under which we prepaid $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in November 2011. The total number of shares repurchased and retired under this ASR was 10.5 million shares at a price of $38.08.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC. (Registrant)

/s/ NICHOLAS R. NOVIELLO
Nicholas R. Noviello
Executive Vice President of Finance and Chief Financial Officer

Dated: March 5, 2012

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