Form 10-K
period 2012-04-27
NetApp, Inc.
filed 2012-06-19
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-27130

NetApp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0307520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 28, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,043,037,388 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 11, 2012, 366,999,792 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 27, 2012.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	economic and industry trends or trend analysis;

•	product introductions, development, enhancements and acceptance;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements, including anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our 1.75% Convertible Senior Notes due June 2013 (the Notes) and associated warrants on our earnings per share;

•	the conversion, maturation or repurchase of the Notes;

•	compliance with laws, regulations and debt covenants;

•	the continuation of our stock repurchase program; and

•	the impact of completed acquisitions

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

•	acceptance of, and demand for, our products, including our recent product introductions;

•	our ability to increase our customer base, market share and revenue;

•	general economic and market conditions, particularly the continuing fiscal challenges in the United States (U.S.) and Europe;

•	the effects of the flooding in Thailand;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategies;

•	our ability to effectively integrate acquired products and technologies;

•	our ability to successfully introduce new products and forecast demand for those products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support and the growth of the storage markets generally;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits, inquiries and investigations; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward-looking statements due to foregoing factors as well as other important factors, including those described in the Risk Factors included in Part I of Item 1A.

Overview

NetApp, Inc. (NetApp, we or us) is a leading provider of innovative storage systems and data management solutions that form the foundation for efficient and flexible IT infrastructures. Our storage systems help customers streamline operations and lower the cost associated with storing and managing their data. Our unified fabric-attached storage (FAS) platform offers the optimal storage platform for business applications, shared infrastructures, and cloud environments. Our E-Series systems, acquired from LSI Corporation, provide the cost-effective, high-performance storage building blocks for value-added customization and big data workloads. We are a leading original equipment manufacturer (OEM) storage provider with a 15-year track record of enabling OEMs to offer market-leading IT and storage solutions that serve specific markets and customer requirements.

We were incorporated in 1992 and shipped the world’s first networked storage appliance one year later. Since then, we have brought to market many innovations in storage and data management. Our evolution can be attributed to our history of identifying and creating new markets and innovating around market transitions. These markets include:

•

Shared infrastructures. A market shift from traditional dedicated storage to shared storage in virtualized IT infrastructures is well under way. Virtualization allows organizations to separate applications and data from dedicated hardware so that the server, storage, and networking infrastructure can be shared and used more efficiently. Our unified FAS architecture is well suited for virtualized environments because it provides integrated data protection along with increased efficiency and flexibility.

•

Cloud. Cloud-based infrastructure has become a business priority. Clouds built on a NetApp® foundation have lower costs and provide operational efficiencies that allow IT to respond more rapidly. Our goal is to help organizations benefit from the efficiency and flexibility our products provide, whether they choose to deploy an on-premises (private) cloud solution or outsource to an external (public) cloud service provider. In order to meet customers’ needs for external cloud services, we have developed a global network of cloud service provider partners. Our solutions for service providers accelerate the development and delivery of cloud services such as Microsoft® Exchange as a Service, Microsoft® SharePoint as a Service, IT Infrastructure as a Service, Desktop as a Service, Storage as a Service, and Data Protection as a Service.

•

Business applications. Our products and services are designed to meet the expansive requirements and demanding service levels of large enterprises and their mission-critical business applications. In addition, we bring our affordable, enterprise-proven technology to midsize enterprise businesses. We also design our products to satisfy the demands of high-performance computing and technical data center applications. To better meet the needs of our customers, we develop integrated solutions that optimize the performance of customers’ applications and their infrastructure in partnership with key industry leaders such as Cisco Systems, IBM, Microsoft, Oracle, SAP, and VMware. We partner with industry leaders to create best-in-class solutions and to deliver and support them worldwide. We provide expert services and global support to maximize the value customers derive from our products and to maintain their systems.

•

Big data. We are now entering an era of big scale, in which the amount of data processed and stored by enterprises is stressing traditional storage architectures. Customers require storage products and solutions that are optimized for these workloads such as:

•

Analytics. This solution area focuses on providing efficient analytics for extremely large datasets and turning data into high-quality information to facilitate deeper insights about the business for better and quicker decision making.

•	Bandwidth. This solution area focuses on obtaining better performance for high-performance workloads.

•	Content. This solution area focuses on satisfying the need to store, find, and access almost unlimited amounts of data for an indefinite amount of time.

NetApp Product Overview

We offer two storage platforms, each engineered to serve different goals. Our unified FAS storage systems offer integrated protection and data management and built-in efficiency for virtualized, shared infrastructures and business applications. Our E-Series systems offer high-performance, reliable, scalable, and space-efficient storage — the optimal platform for big data workloads and value-added customization.

Both platforms reflect our commitment to the principles of simplicity, innovation, and a dedication to customer and partner success. Both platforms have a proven track record of reliability and performance, are highly cost efficient and provide flexibility for diverse workloads.

We believe that by providing greater efficiency and flexibility, our solutions help improve business productivity, performance, and profitability, while providing investment protection and enhanced asset utilization. Our enterprise-class storage solutions are complemented by our services expertise to maximize the business benefits that customers gain from deploying our storage products.

FAS Storage Platform

We offer highly available, scalable, and cost-effective storage solutions that incorporate our unified FAS platform and the feature-rich functionality of our Data ONTAP® data and storage resource management software.

Data ONTAP Software

Our FAS and V-Series storage solutions are based on Data ONTAP, a highly scalable and flexible operating system (OS) that concurrently supports any mix of storage area network (SAN) and network-attached storage (NAS) environments. Our unified storage software platform is compatible with UNIX®, Linux®, Windows®, and Web environments. It enables scalable storage that is always on and that provides superior operational efficiency to help manage data, application, and infrastructure growth.

The Data ONTAP OS provides the foundation to build a shared storage infrastructure and an enterprise-wide data fabric for the full breadth of business applications and data storage and protection requirements. Data ONTAP features scalability, secure multi-tenancy, and unification across protocols and disks. Data ONTAP also unifies storage efficiency, data management, and data protection. We believe customers can benefit from these capabilities as they increasingly virtualize their application environments. Our deduplication for primary and secondary storage, thin provisioning, and highly efficient hardware help maximize utilization while reducing data center footprint and lowering storage-related power and cooling consumption. A few of the technology features we offer with Data ONTAP include:

•	FlexShare® technology, which directs how storage system resources are used to deliver an appropriate level of service for each application;

•	FlexCache® technology, which allows performance acceleration through the creation of read-only cached volumes on multiple storage controllers;

•	MultiStore® software, which allows partitioning of individual physical storage systems into multiple secure and separate logical partitions; and

•

RAID-DP®, a standard Data ONTAP feature that safeguards data from double disk failure. Integrated with our WAFL® (Write Anywhere File Layout) file system, RAID-DP gives customers data protection plus high performance.

Storage Efficiency

Our portfolio of efficiency technologies helps our customers reduce their storage spending and get more from the storage assets they already own. Some of the efficiency technologies we offer include:

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

Storage Management and Application Integration Software

NetApp OnCommand™ management software improves storage and service efficiency through functions that help customers control, automate, and analyze their shared storage infrastructures. Our management software family of products provides a broad range of storage and data management tools to simplify IT administration and enhance flexibility and productivity. We deliver differentiated products that support industry open standards and interfaces to deliver this value to customers. We tightly integrate our software with database and business application software from partners such as Microsoft, Oracle, SAP, and VMware in order to optimize the performance of those applications on our storage systems.

Through data center automation tools, we give customers the ability to monitor service levels, manage performance, and support change management in complex enterprise SAN and NAS environments. We help customers optimize shared infrastructures by supporting individual application performance, service level, and security needs even while the storage is shared across multiple applications.

FAS Unified Storage Systems Family

Our family of modular, scalable, highly available, unified storage systems streamlines, simplifies, and consolidates the storage layer. The FAS6200, FAS3200, and FAS2000 series of fabric-attached storage systems are designed to consolidate all types of storage workloads, including primary and secondary data, as well as structured and unstructured data, across all key OS platforms and network infrastructures. Also, we unify storage access for all standard network protocols based on host bus adapter (HBA) technology and standard Internet Protocol (IP) networks. All our FAS systems are interoperable and provide common software services. We provide a data-in-place upgrade path that spans from entry-level platforms for smaller organizations all the way to high-end data center environments. Our FAS unified architecture supports both scale-up and scale-out growth strategies running the highly efficient Data ONTAP operating system.

Virtual Storage Tier

Customers can increase the performance of our storage controller using our virtual storage tiering, which is available with our Flash Cache modular cache expansion. Virtual storage tiering lowers response times and increases input/output (I/O) operations of disk drives without storing additional data on them. Using dynamic storage tiering also improves application performance for production workloads residing on any type of disk drive. Deduplication capabilities reduce the I/O load on storage controllers to provide extreme scaling, especially useful with virtual and cloud-based working sets.

V-Series Family

Our V-Series family is a network-based virtualization solution that consolidates storage from different suppliers behind our data management interface, providing SAN and NAS access to the data stored in heterogeneous storage arrays. With the V-Series solution, customers are able to:

•	Transform existing heterogeneous, multivendor storage systems into a single storage pool;

•	Simplify storage provisioning and management with Data ONTAP thin provisioning; and

•	Dramatically lower backup time, space, and cost with Data ONTAP Snapshot™ copies.

The V-Series family is compatible with the FAS family of storage systems.

Data Protection Software Products

The NetApp Integrated Data Protection portfolio offers a broad range of branded and partner-integrated solutions designed to increase the speed, simplicity, and efficiency of data protection operations in any environment from physical to shared IT to cloud. This portfolio includes:

•	Snapshot technology, which enables near-instantaneous, space-efficient online backups of large datasets without affecting system performance;

•	SnapRestore® technology, which uses stored Snapshot backups to recover entire file systems or data volumes in seconds, regardless of capacity or number of files;

•	SnapVault® and Open Systems SnapVault technologies, which provide network- and storage-optimized data movement for disk-to-disk backup;

•	MetroCluster™, which uniquely combines array-based clustering with synchronous mirroring to deliver continuous availability and zero data loss;

•

SnapMirror® data replication solution, which provides disaster recovery protection for business-critical data matched to the recovery point objectives and recovery time objectives of customer environments;

•

NetApp SnapProtect®, which manages NetApp Snapshot copies, replication, and tape from a single console to enable high-speed, modern backup solutions that solve longstanding data protection challenges; and

•

NetApp integrated backup solutions, which bring the speed and efficiency of NetApp Snapshot and replication to customers using our alliance partners’ backup solutions. Symantec™ NetBackup™, CommVault Simpana, and Syncsort data protection software can manage our data protection stack to accelerate operations without complicating management.

Data Retention and Archive Products

To meet growing regulatory compliance demands faced by most enterprises, we offer a broad suite of products to help enable data permanence, accessibility, and privacy to satisfy a variety of different regulations such as the Sarbanes-Oxley Act, FDA Title 21 CFR Part 11, SEC Rule 17a-4, and the Health Insurance Portability and Accountability Act (HIPAA). Cost-effective, resilient, and reliable storage architectures can be created utilizing NetApp SnapLock® products.

Flash Cache

NetApp Flash Cache modules optimize the performance of random read–intensive workloads such as file services and messaging. These intelligent read caches speed access to user data, reducing latency by a factor of 10 or more compared to disk drives. Faster response times can translate into higher throughput for random I/O workloads. NetApp Flash Cache gives users performance that is comparable to that of solid state disks (SSDs) without the complexity of another storage tier.

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

Big Content Solutions: StorageGRID

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

Other big content offerings include the NetApp Solution for Archive as a Service and NetApp StorageGRID Healthcare Solution.

E-Series Storage Platform

E-Series systems offer OEMs a high-performance, modular storage platform with flexible scalability, space-efficient density, and high reliability for their purpose-built solutions and value-added customizations. This combination makes E-Series systems ideal for high-performance environments that are characterized by massive amounts of critical data and computing demands that require enterprise-class scalability and reliability. Our server OEMs also take advantage of E-Series attributes to deliver entry storage systems to their diverse customers.

We also leverage the E-Series platform to simplify the deployment of a Hadoop big data infrastructure. We accelerate the time to value for a Hadoop infrastructure and enable customers to scale their deployments more practically and predictably. Working with an ecosystem of partners, we continue our commitment to industry standards and open sources, including the Apache distribution of Hadoop.

We also leverage the E-Series platform in the development of big bandwidth solutions for full-motion video, seismic processing, medical content management, and high-performance Lustre solutions.

NetApp Services

Our customers demand high availability and reliability of their storage infrastructure to ensure the successful ongoing operation of their businesses. Our services are designed with this in mind. We provide professional services, global support solutions, and customer education and training to help customers most effectively manage their data. The professional services and support solutions we offer help our customers to resolve business problems, reduce costs, keep businesses up and running continuously, comply with regulations and policies, and improve overall operational results. We utilize a global, integrated model to provide consistent service delivery and global support during every phase of the customer engagement, including assessment and analysis, planning, design, installation, implementation, integration, optimization, ongoing support, and remote management and monitoring. Services and support often involve phased rollouts, technology transitions and migrations, and other long-term engagements.

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

As of the end of fiscal 2012, our worldwide sales and marketing function consisted of approximately 5,600 managers, sales representatives, and technical support personnel. We have field sales offices in more than 40 countries. We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, OEMs, and distributors. During fiscal year 2012, sales through our indirect channels represented 78% of our total net revenues. Sales to customers Arrow Electronics, Inc. and Avnet, Inc., who are distributors, accounted for approximately 17% and 12% of our net revenues, respectively, in fiscal 2012; approximately 18% and 12% of our net revenues, respectively, for fiscal 2011; and approximately 14% and 11% of our net revenues, respectively, for fiscal 2010. Information about our segment disclosures, foreign operations, and net sales attributable to our geographic regions is included in Note 15 of the accompanying consolidated financial statements.

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

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. A substantial portion of our products is sold on the basis of standard purchase orders that are cancellable prior to shipment without penalty. In certain circumstances, purchase orders are subject to change with respect to quantity of product or timing of delivery resulting from changes in customer requirements. Our business is characterized by seasonal and intraquarter variability in demand, as well as short lead times and product delivery schedules. Accordingly, backlog at any given time might not be a meaningful indicator of future revenue.

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Olive Branch, Mississippi; Livingston, Scotland; Schiphol Airport, The Netherlands; Szekesfehervar, Hungary; Shanghai and Longhua, China; Taoyuan City, Taiwan; Singapore; and Guadalajara, Mexico. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We use multiple vendors and have our products manufactured in a number of locations wherever possible to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing continuity of business. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We were awarded ISO 9001 certification on May 29, 1997, and continue to be ISO 9001 certified. We were awarded ISO 14001 certification on December 8, 2004, and continue to be ISO 14001 certified.

Research and Development

We conduct research and development activities in various locations throughout the world. In fiscal 2012, 2011, and 2010, research and development expenses represented 13%, 13%, and 14% of our net revenues, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we might acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services (full-stack vendors) and others that offer a more limited set of storage and data management products or services. In the primary storage market, our system products and associated software portfolio mainly compete with storage system products and data management software from Dell, EMC, Hitachi Data Systems, HP, IBM, and Oracle Corporation. We compete against these same companies in the secondary storage market, which includes the disk-to-disk backup, archival and compliance, and business continuity segments. In markets such as cloud, big data, and converged infrastructure, our primary competitors include EMC, Hitachi Data Systems, HP, and IBM. In the healthcare, financial services, life sciences, and service provider markets, we compete primarily with EMC, Hitachi Data Systems, HP, and IBM. Some of our competitors in the primary and secondary storage markets also offer their systems to OEM customers. In addition, we compete in the OEM market against products from DotHill and Xyratex.

Most full-stack vendors that sell storage started as server companies. Their ability to monetize their storage investment is limited by their server market share because their primary sales strategy is to attach storage to their server sales. With such a cap on market opportunity, we expect that over time the server companies will have difficulty sustaining investment in storage and data management. However, most storage companies have multiple overlapping architectures. Many of our competitors have multiple products that serve similar needs, resulting in multiple code bases that have to replicate the same functionality, diluting product development and management, current product engineering, and support costs and slowing their ability to innovate.

We consider innovation and our technological partnerships to be our key differentiators. We are committed to being the best-in-class storage vendor and partnering with other industry leaders in delivering what we call the “innovation stack.” An innovation stack from best-in-class vendors gives customers the best applications and technologies available. To support our solutions for converged architectures, we offer a cooperative support model with our partners.

In the OEM market, we compete based on the total offering we provide our partners, which is focused on a commitment to their success. They choose us for our products, technology, training, and support through the sales and product lifecycles.

We believe the advantages of our products include functionality, scalability, performance, flexibility, quality, and operational efficiency. We believe our advantage also includes the nature of the relationships we form with our customers and partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enable us to provide our customers with a full range of expertise before, during, and after their purchase.

An increase in industry consolidation might result in stronger competitors that are better able to compete as sole-source vendors for customers. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share.

Proprietary Rights

We currently rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual provisions, and patents to protect our proprietary rights. We seek to protect our software, documentation, and other written materials under trade secret, copyright, and patent laws, which afford only limited protection. We have registered our NetApp name and logo, Network Appliance® name and logo, Data ONTAP, DataFabric®, FlexVol, FlexPod™, FilerView®, NearStore®, OnCommand, SecureShare®, SnapDrive®, SnapLock, SnapManager®, SnapMirror, SnapRestore, SnapVault, WAFL, and others as trademarks in the United States. Other U.S. trademarks and U.S. registered trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers, customers, and suppliers. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights, and we are exposed to various risks related to legal proceedings or claims and protection of intellectual property rights. Also, if we are unable to protect our intellectual property, we might be subject to increased competition that could materially and adversely affect our operating results.

Environmental Disclosure

We are committed to the success of our customers and partners, to delivering value to our shareholders, and to positively affecting the communities where our employees work and live. We firmly believe that we can accomplish these objectives concurrently with our commitment to sustainability and environmental responsibility. We are committed to the prevention of pollution; efficient use of natural resources; and minimizing, relative to the growth of the company, the environmental impacts from our operations, products, and services, as well as to comply with laws and regulations related to these areas. Our environmental management system provides the framework for setting, monitoring, and continuously improving our environmental goals and objectives.

We are voluntarily measuring, monitoring, and publicly reporting our Scope 1 and Scope 2 greenhouse gas emissions. We have established employee commuter programs and education and awareness campaigns, and we continuously seek to optimize the energy efficiency of our buildings, labs, and data centers. At both the global and regional/state levels, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Environmental laws are complex, change frequently, and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters. Based on current information and subject to the finalization of the proposed regulations, we believe that our primary risk related to climate change is the risk of increased energy costs. However, we do not anticipate being subject to a cap and trade system or any other mitigation measures that would be material to our operations in the near future. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of severe weather/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

We are also subject to other federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are substantially compliant with all applicable environmental laws. All of our products meet the requirements for the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Waste Electrical and Electronic Equipment (WEEE); Restriction of Hazardous Substances (RoHS); and China RoHS directives compliance. We have maintained an environmental management system since December 2004 as well as ISO 14001 certification at our corporate headquarters, which represents approximately 25% of our employee population and is one of the largest components of our corporate carbon footprint. As part of ISO 14001 requirements, we set environmental performance goals around reducing energy use per square foot as well as waste generated on site (per employee). We also conduct an annual review and third-party verified audits of our operations, and we monitor environmental legislation and requirements to help make sure we are taking necessary measures to remain in compliance with applicable laws, not only in our operations but also for our products.

Working Capital Practices

Information about our working capital practices is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under the heading “Liquidity and Capital Resources” and is incorporated herein by reference.

Employees

As of April 27, 2012, we had 12,149 employees, of which 5,569 were in sales and marketing, 3,957 were in research and development, 1,524 were in services and manufacturing operations, and 1,099 were in finance and administration. We have never had a work stoppage and consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of May 22, 2012, are as follows:

Name	Age	Position
Thomas Georgens	52	President and Chief Executive Officer
Nicholas R. Noviello	43	Executive Vice President and Chief Financial Officer
Robert E. Salmon	51	Executive Vice President, Field Operations
Manish Goel	47	Executive Vice President, Product Operations
Matthew K. Fawcett	44	Senior Vice President and General Counsel

Thomas Georgens has been the Company’s president and chief executive officer since August 2009. From February 2008 to August 2009, Mr. Georgens served as our president and chief operating officer and was responsible for all product operations and field operations worldwide. Mr. Georgens has also been a member of our Board of Directors since March 2008. Mr. Georgens joined NetApp in October 2005 as executive vice president and general manager of enterprise storage systems and served as our executive vice president of product operations from January 2007 to February 2008. Before joining the Company, Mr. Georgens spent nine years in various roles at LSI Corporation, an electronics design company, and its subsidiaries, including chief executive officer of Engenio, president of LSI Logic Storage Systems and executive vice president of LSI Logic. Prior to Engenio, Mr. Georgens spent 11 years at EMC Corporation, a computer storage and data management company, in a variety of engineering and marketing positions. Mr. Georgens holds a B.S. degree and an M.E. degree in computer and systems engineering from Rensselaer Polytechnic Institute as well as an M.B.A. degree from Babson College.

Nicholas R. Noviello was appointed executive vice president and chief financial officer in January 2012, overseeing the company’s finance, customer leasing, workplace resources, and investor relations functions. Mr. Noviello joined NetApp in January 2008 as vice president, finance and controller. He was named senior vice president finance and corporate controller in April 2008, and senior vice president finance and global controller in November 2010. Before joining NetApp, Mr. Noviello spent eight years at Honeywell International, where he was chief financial officer of two global business units, managed investor relations, and was a leader on the corporate mergers and acquisitions team. Prior to Honeywell, Mr. Noviello led mergers and acquisitions for Monarch Dental Corporation for two years and spent seven years at PricewaterhouseCoopers in mergers and acquisitions transaction services, tax, and audit. Mr. Noviello holds a BS degree in business administration from Boston University and an MS degree in taxation from Fairleigh Dickinson University, and he is a certified public accountant.

Robert E. Salmon joined NetApp in January 1994 and was appointed executive vice president, field operations in December 2005. Mr. Salmon has served as the company’s executive vice president of worldwide sales since September 2004. From August 2003 to September 2004, Mr. Salmon served as our senior vice president of worldwide sales, and from May 2000 to August 2003, Mr. Salmon served as our vice president of North American sales. Prior to his tenure at NetApp, Mr. Salmon spent nearly 10 years with Sun Microsystems, a supplier of network computing systems, and Data General Corporation, a manufacturer of multi-user computer systems. Mr. Salmon graduated from California State University, Chico with a BS degree in computer science.

Manish Goel was appointed the executive vice president, of product operations in June 2009, overseeing all aspects of technology strategy and product engineering across our product portfolio. Mr. Goel has held a variety of leadership roles in corporate development, sales, and business unit general management since he joined NetApp in 2002. Prior to NetApp, Mr. Goel led corporate and business development activities for Cadence Design Systems, an electronic design automation company, from February 1998 to May 1999, and Copper Mountain Networks, a developer of digital subscriber line (DSL) products, from May 1999 to October 2001. Prior to that, he spent four years as a strategy consultant for McKinsey and Co. and six years in sales operations and software engineering roles. Mr. Goel holds a BS degree in electrical engineering from IIT Chennai and an MBA degree in finance from the Wharton School of Business.

Matthew K. Fawcett joined the company in September 2010 as senior vice president and general counsel. Prior to joining NetApp, from 1999 to August 2010, Mr. Fawcett served in various legal positions at JDS Uniphase Corporation, an optical components company, including as senior vice president, general counsel and corporate secretary. Prior to joining JDSU, Mr. Fawcett was counsel at Fujitsu and worked in private practice at Morrison & Foerster LLP. Fawcett holds a BA degree from the University of California at Berkeley and a JD degree from the University of California at Los Angeles.

Additional Information

Our Internet address is www.netapp.com. We make available through our Internet Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions, such as the continuing fiscal challenges in the United States and Europe, have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:

•	Reduced demand for our products as a result of constraints on IT-related spending by our customers;

•	Risk of supply constraints, such as the risks related to the flooding in Thailand;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Risk of excess and obsolete inventories;

•	Excess facilities costs;

•	Higher overhead costs as a percentage of revenues;

•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines and related asset impairments.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Our operating results have been in the past, and will continue to be, subject to quarterly fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations during times of economic volatility. These factors include, but are not limited to, the following:

•	Fluctuations in demand for our products and services, in part due to changes in general economic conditions and specific economic conditions in the storage and data management market;

•	A shift in government spending patterns, particularly in light of continued worries about government debt levels and spending;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenues;

•	The level of price and product competition in our target markets;

•	The impact of economic uncertainty on our customers’ budgets and IT spending capacity;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•

Our reliance on a limited number of suppliers, and industry consolidation in our supply base, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

•	Our ability to maintain product quality generally;

•	The timing and type of bookings, the cancellation of significant orders and the management of, or fluctuations in, our backlog;

•	Product configuration and mix;

•	The extent to which our customers renew their service and maintenance contracts with us;

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

Our revenues for a particular period are difficult to forecast, especially in times of economic uncertainty. Because the storage and data management market is rapidly evolving, our sales cycle varies substantially from customer to customer, and we rely increasingly on sales through our indirect channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. New product introductions and the transition from old to new products also increase the complexities of forecasting revenues.

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

The fact that we do not own or operate our manufacturing facilities, supply chain and logistics exposes us to risks, including reduced control over quality assurance, production costs and product supply, which could have a material adverse impact on the supply of our products and on our business and operating results. We rely on a limited number of suppliers for components utilized in the assembly of our products, including certain single source suppliers, which has and could subject us to future price rigidity, periodic supply constraints, and the inability to produce our products. If our third-party manufacturers or suppliers experience strikes, protests or other labor unrest, or are subject to lawsuits, injunctions or other legal challenges, there may be delays, interruptions or permanent impairment in the ability of such manufacturers and suppliers to ship products to us, or such manufacturers and suppliers may incur increased costs, any of which could impact our business and harm our operating results, liquidity and financial condition.

For instance, several of our disk drive suppliers with operations in Thailand were impacted by the October 2011 flooding, which affected those suppliers’ ability to manufacture a sufficient number of drives in order to meet the demands of their customers, including us. In addition, certain suppliers also increased prices for available drives. Drive supply shortages and pricing complexities could materially and adversely affect our supply chain, customer relationships and results of operations. Qualifying new contract manufacturers and commencing volume production is expensive and time-consuming, and disruption or termination of manufacturing capacity with respect to any contract manufacturer could negatively impact our ability to manufacture, sell and ship our products.

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

Our expense levels are based in part on our expectations as to future revenues, and a significant percentage of our expenses are fixed. We have a limited ability to quickly or significantly reduce our fixed costs, and if revenue levels are below our expectations, operating results will be adversely impacted. During periods of uneven growth, we may incur costs before we realize the anticipated related benefits, which could harm our operating results. We have made, and will continue to make, significant investments in engineering, sales, service and support, marketing programs and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the related anticipated benefits, such as revenue growth, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business, operating results and financial condition.

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

Our gross margins have varied over time and may continue to vary, and such variation makes it more difficult to forecast our earnings.

Our total gross margins are impacted by the mix of our product, software entitlements and maintenance and services revenues.

Our product gross margins have been and may continue to be affected by a variety of factors, including:

•	Demand for storage and data management products;

•	Pricing actions, rebates, sales initiatives, discount levels, and price competition;

•	Changes in the mix between direct versus indirect and OEM sales, each of which has a different gross margin structure;

•	Changes in customer, geographic, or product mix, including mix of configurations within products;

•	The timing and amount of revenue recognized and deferred;

•	New product introductions and enhancements;

•	Licensing and royalty arrangements;

•	Excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	Possible product and software defects as we transition our products; and

•	The cost of components, contract manufacturing costs, quality, warranty, and freight.

Changes in software entitlements and maintenance gross margins may result from various factors, such as:

•	The size of the installed base of products under support contracts;

•	The timing of technical support service contract renewals; and

•	Demand for and the timing of delivery of upgrades.

Changes in service gross margins may result from various factors, such as:

•	The mix of customers;

•	The size and timing of service contract renewals;

•	Spares stocking requirements to support new product introductions;

•	The level of spending on our customer support infrastructure;

•	The volume, cost and use of outside partners to deliver support services on our behalf; and

•	Product quality and serviceability issues.

Due to such factors, gross margins are subject to variation from period-to-period and are difficult to predict.

An increase in competition and industry consolidation could materially and adversely affect our operating results.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology. We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services (full-stack vendors) and others that offer a more limited set of storage and data management products or services. In the primary storage market, our system products and associated software portfolio mainly compete with storage system products and data management software from Dell, EMC, Hitachi Data Systems, HP, IBM, and Oracle Corporation. We compete against these same companies in the secondary storage market, which includes the disk-to-disk backup, archival and compliance, and business continuity segments. In markets such as cloud, big data, and converged infrastructure, our primary competitors include EMC, Hitachi Data Systems, HP, and IBM. In the healthcare, financial services, life sciences, and service provider markets, we compete primarily with EMC, Hitachi Data Systems, HP, and IBM. Some of our competitors in the primary and secondary storage markets also offer their systems to OEM customers. In addition, we compete in the OEM market against products from DotHill and Xyratex.

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

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During fiscal 2012, revenues generated from sales through our indirect channel accounted for 78% of net revenues. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results within that area, as qualifying and developing new indirect channel partners typically requires a significant investment of time and resources before acceptable levels of productivity are met. There is no assurance that we will be able to attract new indirect channel partners, retain these indirect channel partners or that we will be able to secure additional or replacement indirect channel partners in the future, especially in light of continued changes in end customer demand patterns and changes in available and competing technologies from competitors. Our inability to effectively establish, train, retain and manage our indirect channel partners could harm our sales.

In addition, we depend on our indirect channel partners to comply with applicable regulatory requirements in the jurisdictions in which they operate. Their failure to do so could have a material adverse effect on our revenues and operating results.

Our OEM relationships may not continue to generate significant revenues.

We have OEM relationships with IBM, Teradata, Fujitsu Technology Solutions (Fujitsu), Oracle and Dell, which enable these OEMs to market and sell their branded solutions based on our unified solutions, as well as associated software offerings, or in the case of Fujitsu, enables Fujitsu to lease, sell, market and resell our products to end users and Fujitsu sales partners worldwide, to integrate our products into Fujitsu bundled offerings, and to market our support services. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. Therefore, our relationships with these OEMs may not continue to generate significant revenues. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

As our OEM relationships increase, we may experience distribution channel conflicts between our direct sales force and the OEMs or among our channel partners. If we fail to minimize channel conflicts, or if our OEM relationships do not continue to generate significant revenues, our operating results and financial condition could be harmed.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has and in the future could negatively affect our revenues.

During fiscal 2012, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for approximately 17% and 12%, respectively, of our net revenues. We also have significant OEM agreements, as discussed above. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer.

We generally do not enter into binding purchase commitments with our customers for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases and our customers, resellers and distributors can stop purchasing and marketing our products at any time.

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

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have a material adverse effect on our revenues, operating results and financial position. As an example, the United States Department of Justice (“DOJ”) and the General Services Administration (“GSA”) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to pursue actively such claims. We are currently discussing contract compliance matters regarding sales made through a channel partner with the DOJ and GSA, and have produced documents and met with the DOJ and GSA on several occasions. If the DOJ determines to initiate an action against a channel partner and/or us, we would be subject to litigation, could be subjected to fines and penalties. We could also decide to pay the DOJ a settlement, either to avoid a potential action or in termination of an action. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenues, operating results and financial position.

Certain of our products are subject to U.S. export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered; if we were found to have violated these laws, the consequences of such a determination could have a material and adverse effect on our business, financial condition and results of operations.

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (EAR) administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons. Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against us and our officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. We take a variety of precautions to prevent our products from being shipped to U.S.-sanctioned targets, however, our products could be shipped to those targets by third parties, including potentially our channel partners, despite such precautions. For instance, media reports starting in November 2011 have asserted that certain of our products were delivered to Syria through a third-party possibly in violation of U.S. export-control laws. We have publicly stated that we condemn any use of our products or technologies in Syria, we have notified the U.S. government that we are conducting a review of these allegations, and intend to cooperate fully with any government inquiry. We have met with U.S. government officials, provided information at their request, and expressed our willingness to continue cooperating with any further inquiry or investigation. If we become the subject of an investigation and are found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial position. Even if we are not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant financial and reputational harm and distract senior executives from managing our normal day-to-day operations, which could have a material and adverse impact on our business, operating results and financial position.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenues may be impacted negatively.

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Cisco, Oracle, SAP, Symantec and VMware. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenues or may not continue to be in effect for any specific period of time. If these relationships are not maintained or fail to materialize as expected, we could experience lower than expected revenue growth, suffer delays in product development, or experience other operational difficulties.

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

Our future financial performance depends on growth in the storage and data management markets. If the performance of these markets do not meet the expectations upon which we calculate and forecast our revenues or if we are unable to develop product offerings that meet the future demands of these markets, our operating results will be materially and adversely impacted.

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

If we are unable to develop and introduce new products and respond to technological change, if our new products do not achieve market acceptance, if we fail to manage the interoperability and transition between our new and old products, or if we cannot provide the expected level of quality, service and support for our new products, our operating results could be materially and adversely affected.

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

In addition, if we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our revenues, gross margins and operating results. We may be subject to losses that may result from or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages.

Due to the global nature of our business, risks inherent in our international operations could have a material adverse effect on our business.

Although a substantial portion of our business is located and conducted in the U.S., a significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. During fiscal 2012, our international revenues accounted for 51% of our total revenues. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. We utilize forward and option contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on certain assets and liabilities as well as certain anticipated foreign currency cash flows on a short-term basis. These hedging contracts attempt to reduce, but do not always entirely eliminate, the impact of currency exchange movements. Factors that could have a negative impact on the effectiveness of our hedging program include inaccuracies in forecasting, widening interest rate differentials, and volatility in the foreign exchange market. Our hedging strategies may not be successful and currency exchange rate fluctuations could have a material adverse effect on our operating results. In addition, our foreign currency exposure on assets and liabilities for which we do not hedge could have a material impact on our results of operations in periods when the U.S. dollar significantly fluctuates in relation to unhedged non-U.S. currencies in which we transact business.

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

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation, write-offs of acquired in-process research and development, and impairment of goodwill;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairments;

•	Tax assessments resulting from income tax audits or any related tax interest or penalties could significantly affect our income tax provision for the period in which the settlements take place;

•	Adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; and

•	A change in our decision to indefinitely reinvest foreign earnings.

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

On March 26, 2012, we received a Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 tax returns. On April 25, 2012, we filed a protest related to transfer pricing matters. Our fiscal 2008 through 2010 tax returns are currently under audit by the IRS.

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The Danish tax examination agency appealed to the Danish High Court in March 2012.

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

Any conversion of the Notes may cause dilution to our shareholders and to our earnings per share. If the average trading price of our common stock in any fiscal quarter exceeds the conversion price of $31.85 per share, the Notes will cause an increase in diluted share count and result in lower reported earnings per share. Based on the trading price of our common stock as of April 27, 2012, we had approximately 7 million shares of common stock potentially issuable on conversion of our Notes. The Note hedge transactions discussed below, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the common stock potentially issuable on conversion of the Notes. Upon conversion of any Notes, we would be required to deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. Our common stock price exceeded the conversion threshold for the Notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012. Accordingly, as of April 27, 2012, the Notes were convertible at the option of the holder. The determination of whether or not the Notes are convertible must continue to be performed quarterly. Upon conversion of any Notes, we would be required to deliver cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of April 27, 2012, eligible individuals under our stock option and restricted stock unit plans held options to purchase approximately 21 million shares of our common stock and a total of approximately 12 million restricted stock units. If all the outstanding options were exercised, the proceeds to the Company would average approximately $30 per share. We also had 15 million shares of our common stock reserved for future issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock.

As of April 27, 2012, we had approximately 5 million shares of our common stock available for future issuance under our Employee Stock Purchase Plan (ESPP). The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock. In addition, the ESPP includes a purchase price adjustment provision such that employees who elect to participate are granted options to purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. If the adjustment is triggered due to a decline in the market value of our common stock, we could incur a significant non-cash charge in our statement of operations. For example, in the third quarter of fiscal 2012 we recorded an expense related to the purchase price adjustment provision of $10.9 million.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal year 2011, we completed acquisitions of two technology companies, and in fiscal 2012, we completed the acquisition of certain assets related to Engenio. The acquisition and ongoing integration of new businesses into our business may adversely affect our operations and profitability. We may not achieve the anticipated cost savings and synergies or realize our estimated revenue, gross margin, profit or other financial projections or business objectives in a timely manner or at all due to a number of factors, including the following:

•	The inability to successfully integrate the operations, technologies, products, personnel and business systems of the acquired companies;

•	In the case of an asset purchase, the failure to acquire all of the assets necessary to operate the acquired business;

•	The diversion of management’s attention from daily operations of the existing business;

•	The loss of key employees of the acquired businesses could adversely impact our ability to manage the business and our ability to realize our financial forecasts;

•	The inability to retain the customers and partners of acquired businesses following the acquisition;

•	Substantial transaction costs and accounting charges; and

•	Exposure to litigation related to acquisitions.

Acquisitions may also result in risks to our existing business, including:

•	Deterioration of our internal control over financial reporting as a result of inconsistencies between our standards, procedures and policies and those of acquired businesses;

•	Reliance on the selling party’s processes, data, supply chain management and reporting during the transition period following the completion of acquisitions;

•	Dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	Assumption of additional liabilities;

•	Incurrence of additional debt or a decline in available cash;

•	Adverse effects on our financial statements, such as the need to incur restructuring charges;

•	Liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition; and

•	Creation of goodwill or other intangible assets that could result in significant future amortization expense or impairment charges.

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

As of April 27, 2012, we had $5.5 billion in cash, cash equivalents, investments and restricted cash. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, money market funds and U.S. Treasury securities. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, the downgrade in the U.S.’s credit rating, and bankruptcy filings in the U.S., which have affected various sectors of the financial markets and led to global credit and liquidity issues. The fair value of these financial investments may change significantly due to events and conditions in the credit and capital markets. Any investment securities that we hold or the issues comprising such securities could be subject to review for possible downgrade. Any downgrade in credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

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

In addition, we hold investments in auction rate securities (ARSs) with a par value of $55.6 million which are securities with long-term nominal maturities. All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high, based on this guarantee. However, liquidity issues in the global credit markets resulted in the failure of auctions for our ARS investments. For each failed auction, the interest rate resets to a maximum rate defined for each security, and the ARS continues to pay interest in accordance with its terms, although the principal associated with the ARS will not be accessible until there is a successful auction or such time as other markets for ARS investments develop or the final maturity of the individual securities.

As of April 27, 2012, we determined there was a total decline in the fair value of our ARS investments of approximately $4.5 million, of which we recorded cumulative net temporary impairment charges of $3.1 million and $1.4 million of an other-than-temporary impairment charge. We have classified all of our ARSs as other non-current assets in our consolidated balance sheet as of April 27, 2012 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future periods.

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

Beyond our open credit arrangements, some of our customers have entered into recourse and nonrecourse financing leasing arrangements using third-party leasing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default.

We offer arrangements whereby the end-user customer pays a fixed monthly amount plus a variable amount based on actual storage capacity used. These arrangements subject us to additional risk with respect to revenue recognition and profitability due to the uncertainties associated with the variable portion of the arrangements. In addition, from time to time we provide guarantees for a portion of other financing arrangements under which we could be called upon to make payments to our funding parties in the event of nonpayment by end-user customers.

We expect demand for customer financing to continue. During periods of economic uncertainty, our exposure to credit risks from our customers increases. In addition, our exposure to credit risks of our customers may increase further if our customers and their customers or their lease financing sources are adversely affected by global economic conditions.

In the past, there have been bankruptcies by our customers to whom we had extended open credit, provided lease financing arrangements or guaranteed lease payments under full recourse lease arrangements. Such events have caused us to incur bad debt charges, in the case of financing arrangements have caused a loss of revenues, and in the case of recourse lease arrangements have caused us to make payments to third party financers. We may be subject to similar losses in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the recent turmoil in the credit markets makes it more difficult for customers to obtain open credit or lease financing, those customers’ ability to purchase our products could be adversely impacted, which in turn could have a material adverse impact on our financial condition and operating results.

A significant portion of our cash and cash equivalents are held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations and strategic opportunities, and to service our debt and synthetic leases, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.

As of April 27, 2012, $2.7 billion of cash, cash equivalents and short-term investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and operating results. We have invested substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our operating results could be harmed if our business does not grow proportionately to our increase in fixed costs.

We have various synthetic leasing arrangements with BNP Paribas Leasing Corporation as lessor (BNPPLC) for our headquarters office buildings and land in Sunnyvale, California. These synthetic leases qualify for operating lease accounting treatment.

Our future minimum lease payments under these synthetic leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. If we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value to BNPPLC. If the fair value of the properties declines below their cost, our residual value guarantee would require us to pay the difference to BNPPLC, up to the residual guarantee. As of April 27, 2012, the estimated fair value of certain properties was approximately $5.4 million below the cost of the properties, for which we have accrued $4.9 million as of April 27, 2012. Any further decline in the fair value of the properties could adversely impact our financial condition and operating results.

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

Due to recent organic growth and acquisitions, we have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. Our headcount has grown from approximately 10,200 employees as of April 29, 2011 to approximately 12,100 employees as of April 27, 2012. We will incur significant expenditures and the allocation of valuable management resources to assimilate our additional human resources in a manner that preserves the key aspects of our corporate culture and enables us to maintain our reputation in the marketplace. If we do not effectively manage our growth and train, retain and manage our employee base, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

We continuously seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills worldwide. For example, certain engineering activities and projects that were formerly performed in the U.S. have been moved to lower cost international locations and we rely on partners or third-party service providers for the provision of certain customer support and service, business process functions and activities in IT, human resources and accounting.

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

Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. Other possible adverse affects of the health reform legislation include reduced revenues, increases in costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. If any of these adverse effects occur, our results of operations, financial position, and cash flows could be materially adversely affected.

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

In addition, because of the structure of our incentive compensation plans, we may be at increased risk of losing employees and other service providers at certain points in time. For example, the retention value of our compensation plans decreases after the payment of bonuses or the vesting of equity awards or other equity compensation. As a result, employees may be more likely to leave us during periods following such payments or the vesting of such awards. The loss of services of a significant number of our key employees during a short period of time could be disruptive to our product development and sales efforts and adversely impact our business relationships and operating results.

Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by fire, floods, hurricanes, earthquakes, volcanoes, power loss, power shortages, environmental disasters, telecommunications or business information systems failures, break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters and one of our major data centers are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

If we are unable to protect our intellectual property, we may be subject to increased competition that could materially and adversely affect our operating results. Our success depends significantly upon our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions with employees, resellers, strategic partners and customers, and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. Some of our U.S. trademarks are registered internationally as well. We will continue to evaluate the registration of additional trademarks as appropriate. We currently have multiple U.S. and international patent applications pending and multiple U.S. patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We may not be able to develop proprietary products or technologies that are patentable, and patents issued to us may not provide us with any competitive advantages and may be challenged by third parties. Further, the patents of others may materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position.

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

Our business could be materially adversely affected by changes in regulations or standards regarding energy efficiency of our products and climate change issues and environmental disclosures.

We are subject to a variety of environmental and safety regulations governing materials usage, packaging, climate control and other environmental impacts in the various countries in which we do business. For example, various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Environmental laws are complex, change frequently, and have tended to become more stringent over time. Failure to comply with such laws and regulations in the future could cause us to incur substantial costs or subject us to business interruptions.

Recently, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements to reduce carbon emissions. While we continuously seek to optimize the energy efficiency of our products, there is a risk that the development of these standards will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches. Depending on the regulations or standards that are ultimately adopted, the cost of compliance could adversely affect our business, financial condition or operating results.

In addition, we are subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries. We may incur costs to comply with the new disclosure requirements of this law and may realize other costs relating to the sourcing and availability of minerals used in our products. Further, since our supply chain is complex, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell.

Our business is subject to increasingly complex corporate governance, public disclosure, and accounting and tax requirements that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. For example, in July 2010, the President signed into law the Dodd-Frank Act. Because new and modified laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own approximately 1.4 million square feet of facilities at our Sunnyvale, California headquarters, of which we occupy approximately 1.1 million square feet. In addition, we have commitments related to various lease arrangements with BNP Paribas LLC (BNPPLC) for approximately 0.3 million square feet of additional facilities, of which we occupy approximately 0.2 million square feet (as described under “Contractual Obligations” in Item 7 and Note 17 of the accompanying consolidated financial statements under Item 8). The Sunnyvale site supports research and development, corporate general administration, sales and marketing, global services and operations.

We own approximately 0.6 million square feet of facilities in Research Triangle Park (RTP), North Carolina, of which we occupy approximately 0.5 million square feet. In addition, we own 98 acres of undeveloped land. The RTP site supports research and development, global services and sales and marketing.

We own forty acres of land and approximately 0.3 million square feet of facilities in Wichita, Kansas. This site supports sales and marketing, research and development, and global services.

We lease and occupy approximately 0.4 million square feet of facilities in Bangalore, India. In addition, we own 15 acres of undeveloped land. The Bangalore site supports research and development, sales and marketing and global services.

We lease other sales offices and research and development facilities throughout the U.S. and internationally. We expect that our existing facilities and those being developed worldwide are suitable and adequate for our requirements over at least the next two years and that additional space will be available as needed.

See additional discussion regarding our lease obligations related to our properties in Note 17 of the accompanying consolidated financial statements in Item 8 and “Liquidity and Capital Resources” under Item 7.

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

The plaintiff filed an amended complaint for a third time on September 15, 2011. This complaint alleged the same claims and requests for relief as the previous complaints. At a hearing held on March 23, 2012, the court granted our motion to dismiss with prejudice. The court’s judgment was entered on March 26, 2012. The plaintiff had until May 25, 2012 to file an appeal of the dismissal of its lawsuit and failed to do so by such deadline.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the NASDAQ Global Select Market (and its predecessor, the Nasdaq National Market) on November 21, 1995, and is traded under the symbol “NTAP.” The closing price for our common stock on June 11, 2012 was $29.65. The following table sets forth for the periods indicated, the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$56.49	$46.90	$44.03	$31.47
Second Quarter	48.24	33.00	53.25	37.58
Third Quarter	44.49	33.50	59.48	49.25
Fourth Quarter	46.80	36.20	60.60	45.70

Holders

As of June 11, 2012 there were 713 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Performance Graph

The following graph shows a five-year comparison of the cumulative total return on our common stock, the NASDAQ Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index from April 27, 2007 through April 27, 2012. The past performance of our common stock is not indicative of the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NetApp, Inc., the NASDAQ Composite Index,

the S&P 500 Index and the S&P 500 Information Technology Index

*	$100 invested on 4/30/07 in stock or index, including reinvestment of dividends.

	4/07	4/08	4/09	4/10	4/11	4/12
NetApp, Inc.	$100.00	$65.03	$49.18	$93.18	$140.04	$104.35
NASDAQ Composite	100.00	96.20	68.30	98.73	116.48	124.83
S&P 500	100.00	95.32	61.68	85.62	100.38	105.13
S&P 500 Information Technology	100.00	101.00	74.04	106.24	120.22	137.77

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1A. Risk Factors.”

Unregistered Securities Sold in Fiscal 2012

We did not sell any unregistered securities during fiscal 2012.

Issuer Purchases of Equity Securities

On May 13, 2003, we announced that our Board of Directors had authorized a stock repurchase program. As of April 27, 2012, our Board of Directors authorized the repurchase of up to $4.0 billion of our common stock under this stock repurchase program. As of April 27, 2012, we had repurchased 119.0 million shares of our common stock at an average price of $29.65 per share, for an aggregate purchase price of $3.5 billion. As of April 27, 2012, the remaining authorized amount for stock repurchases under this program was $0.5 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time. We did not have any stock repurchases during the fourth quarter of fiscal 2012.

Item 6.	Selected Financial Data

The following selected consolidated financial data set forth below was derived from our historical audited consolidated financial statements and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this Annual Report on Form 10-K. Our historical results of operations are not indicative of our future results of operations.

	Fiscal Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010	April 24, 2009	April 25, 2008
	(In millions, except per-share amounts)
Net revenues(1)	$6,233.2	$5,122.6	$3,931.4	$3,406.4	$3,303.2
Total cost of revenue	2,519.8	1,793.9	1,412.2	1,416.5	1,289.8

Gross profit	3,713.4	3,328.7	2,519.2	1,989.9	2,013.4
Total operating expenses	2,966.9	2,504.4	2,030.8	1,942.7	1,699.8

Income from operations	746.5	824.3	488.4	47.2	313.6

Net income(1)	$605.4	$673.1	$400.4	$64.6	$309.7
Net income per share, basic	$1.66	$1.87	$1.18	$0.20	$0.88
Net income per share, diluted	$1.58	$1.71	$1.13	$0.19	$0.86
Shares used in basic computation	363.9	360.9	339.6	330.3	351.7
Shares used in diluted computation	384.3	393.7	353.2	334.6	361.1

	April 27, 2012 (1)	April 29, 2011	April 30, 2010	April 24, 2009	April 25, 2008
	(In millions)
Cash, cash equivalents and short-term investments	$5,398.5	$5,174.7	$3,724.0	$2,604.3	$1,164.4
Working capital	3,306.7	2,992.4	2,626.1	1,759.5	653.3
Total assets	9,532.3	8,498.8	6,494.4	5,384.4	4,071.0
Short-term debt(2)	1,202.3	1,150.4	—	—	—
Long-term debt and other	206.9	192.9	1,273.4	1,219.3	318.7
Total stockholders’ equity(2)	4,293.6	3,730.2	2,530.5	1,784.2	1,700.3

(1)	In fiscal 2011, we adopted new accounting standards related to revenue recognition. Net revenues and net income were higher by $129.2 million and $53.0 million, respectively, as a result of the adoption of these new standards. Net revenues for fiscal 2009 were negatively affected by a GSA settlement of $128.7 million.
(2)	Our common stock price exceeded the conversion threshold for the Notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012 and 2011. Accordingly, as of April 27, 2012 and April 29, 2011, the Notes were convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as short-term debt. Since the Notes were convertible at the option of the holder and the principal amount would have been required to be paid in cash, the difference between the principal amount and the carrying value of the Notes was reflected as convertible debt in mezzanine on our consolidated balance sheets as of April 27, 2012 and April 29, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes set forth under “Item 8. Financial Statements and Supplementary Data”. The following discussion also contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Risk Factors set forth in “Item 1A. Risk Factors” are hereby incorporated into the discussion by reference.

Executive Overview

Our Company

We are a leading provider of innovative storage systems and data management solutions that form the foundation for efficient and flexible IT infrastructures. Our storage systems help customers streamline operations and lower the cost associated with storing and managing their data. Our unified fabric-attached storage (FAS) platform offers a storage platform for business applications, shared infrastructures, and cloud environments. We are a leading original equipment manufacturer (OEM) storage provider enabling OEMs to offer market-leading IT and storage solutions that serve specific markets and customer requirements. Our E-Series platform, provides a storage platform for value-added customization and big data workloads. In addition, we provide professional services, global support solutions, and customer education and training to help customers most effectively manage their data. We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, OEMs and distributors.

Acquisition

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio external storage systems business (Engenio) of LSI Corporation (LSI). We paid LSI $480.0 million in cash and also assumed certain liabilities related to Engenio. This acquisition enabled us to address growing customer requirements in the areas of high bandwidth and intensive analytics workloads such as video, including full-motion video capture and digital video surveillance, as well as high-performance computing applications, such as genomics sequencing and scientific research. Our consolidated net revenues for fiscal 2012 include $665.9 million attributable to Engenio since the acquisition.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts, percentages and days sales outstanding):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Net revenues	$6,233.2	$5,122.6	$3,931.4
Gross profit	$3,713.4	$3,328.7	$2,519.2
Gross profit margin percentage	59.6%	65.0%	64.1%
Income from operations	$746.5	$824.3	$488.4
Income from operations as a percentage of net revenues	12.0%	16.1%	12.4%
Net income	$605.4	$673.1	$400.4
Diluted income per share	$1.58	$1.71	$1.13
Operating cash flows	$1,462.6	$1,346.3	$975.0
Deferred revenue	$2,815.9	$2,314.9	$1,914.6
Days sales outstanding (DSO)	44	47	37

•

Net revenues: Our net revenues increased across all three geographic regions in fiscal 2012 compared to the prior year. This increase was primarily due to the increase in product sales, reflecting continued

demand for our storage efficiency and data management solutions and $656.6 million of E-Series OEM sales attributable to our acquisition of Engenio.

•

Gross profit: Our gross profit margin percentage of net revenues decreased in fiscal 2012 compared to the prior year primarily due to the inclusion of lower gross margin E-Series OEM products in the revenue mix.

•

Income from operations: Our income from operations as a percentage of sales decreased in fiscal 2012 compared to the prior year primarily due to the decrease in our gross profit margin as discussed above, as well as increases in our headcount and the average cost per headcount.

•	Net Income and Diluted Income Per Share: The decrease in net income in fiscal 2012 compared to the prior year reflects the lower operating income as discussed above.

•	Operating cash flows: Operating cash flows increased 9% in fiscal 2012, reflecting our focus on managing our working capital and cash-based operating expenses.

•

Deferred revenue: Total deferred revenue increased $501.0 million in fiscal 2012 compared to the prior year primarily due to an increase in deferred software entitlements and maintenance (SEM) and service revenue driven by service contract sales and renewals.

•	DSO: Our DSO decreased in fiscal 2012 compared to the prior year primarily due to higher accounts receivables collections, despite a decrease in shipment linearity.

Stock Repurchase Program Activity

During fiscal 2012, we repurchased approximately 14.6 million shares of our common stock at an average price of $40.97 per share.

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

Revenue Recognition, Reserves and Allowances

Revenue Recognition — We recognize revenue when:

•

Persuasive evidence of an arrangement exists: It is our customary practice to have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers or distributors.

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

We adopted these standards in fiscal 2011 for new and materially modified revenue arrangements originating after April 30, 2010.

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

Our product revenues also include revenues from the sale of non-essential software products. Non-essential software products may operate on our hardware systems, but are not considered essential to the functionality of the hardware. Non-essential software sales generally include a perpetual license to our software. Non-essential software sales continue to be subject to the industry-specific software revenue recognition guidance. For arrangements within the scope of the guidance, a delivered item is accounted for as a separate unit if the delivered item has standalone value and if the customer (i) has a general right of return relative to the delivered item and (ii) delivery or performance of the undelivered item is probable and substantially within our control. Both of the separation criteria must be met in order for a delivered item to be accounted for as a separate unit.

For transactions entered into or materially modified after April 30, 2010, we recognize revenue in accordance with the current accounting standards when applicable. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the standards. The revenue for these multiple element arrangements is allocated to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement using the selling price hierarchy set forth in the standards.

For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables. For our non-software deliverables, we use BESP as our selling price. For our software entitlements and support services, we generally use VSOE as our selling price. When we are unable to establish selling prices using VSOE for our software entitlements and support services, we use BESP in our allocation of arrangement consideration.

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

Inventory Valuation and Purchase Order Accruals

Inventories are stated at the lower of cost or market, which approximates actual cost on a first-in, first-out basis. We perform an excess and obsolete analysis of our inventory based upon assumptions about future demand forecasts and market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Although we use our best estimates in our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory commitments and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross profits in the period when the written-down inventory is sold. Historically, our inventory valuation adjustments have been sufficient to cover any excess and obsolete exposure and have not required material adjustments in subsequent periods.

In the normal course of business we make commitments to our third-party contract manufacturers to manage lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased commitments when we believe it is probable that the components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

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

Business Combinations

We allocate the purchase price of acquired companies to identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets which typically comprise developed technology, trademarks and trade names, customer contracts/relationships and covenants not to compete.

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

Valuation of Goodwill and Intangibles

Purchased intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. In-process research and development is capitalized at fair value and classified as an indefinite-lived asset until completion or abandonment and is subject to periodic review for impairment. Accordingly, the allocation of acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s assessment, material impairments of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in the estimated remaining useful life could result in accelerated amortization expense or an impairment in future periods. As such, any future impairments of these assets would adversely affect our operating results.

We perform an annual review of the valuation of goodwill in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment. Should conditions be different from management’s last assessment, significant impairments of goodwill may be required, which would adversely affect our operating results. In fiscal 2012, we performed such evaluation and determined the fair value substantially exceeded the carrying value and therefore, found no impairment of goodwill.

Product Warranties

Estimated future hardware and software warranty costs are recorded as a cost of product revenues when the related revenue is recognized, based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific project failures that are outside our typical experience. Factors that affect our warranty liability include the number of installed units subject to warranty protections, product failure rates, estimated material costs, estimated distribution costs and estimated labor costs. We assess the adequacy of our warranty accrual each quarter and adjust the amount as considered necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could materially affect our results of operations.

Stock-Based Compensation

We account for stock-based compensation using the Black-Scholes option pricing model to estimate the fair value of each award grant on the date of grant. Our option pricing model requires the input of highly subjective assumptions, including the expected term of awards and the expected stock price volatility of the stock underlying such awards. In addition, we estimate the number of stock-based awards that will be forfeited due to employee turnover based on historical experience. Any changes in these highly subjective estimates and assumptions may significantly impact stock-based compensation expense.

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

Fair Value Measurements and Impairments of Marketable Securities

All of our available-for-sale investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax. Changes in the fair value of available-for-sale securities impact our net income only when such securities are sold or an other-than-temporary impairment is recognized. We actively review current investment ratings, company-specific events, and general economic conditions in managing our investments and determining whether there is a significant decline in fair value that is other-than-temporary.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below its carrying value, the extent to which fair value is below cost, and our ability and intent to hold investments for a period of time sufficient to allow for any anticipated recovery in value. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices, liquidation values or other metrics. For investments in publicly held companies, we recognize an impairment charge when the decline in the fair value of our investment is below its cost basis and is judged to be other-than-temporary. The ultimate value realized on these investments is subject to market price volatility until they are sold.

We are also exposed to market risk relating to our available-for-sale investments due to uncertainties in the credit and capital markets. The fair value of our investments may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in a decline in the estimated fair value of our investments. We monitor our investment portfolio on a quarterly basis for other-than-temporary impairment charges.

We hold investments in Auction Rate Securities (ARS), which we classify as long-term investments as we believe our ability to liquidate these investments in the next twelve months is uncertain. The valuation models used to estimate the fair value of our ARS included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, trading activity in the secondary market for similar securities, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, or applying different judgments to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. The fair value of our ARS could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional temporary impairment related to our auction rate securities portfolio. We actively monitor the fair value of our ARS and relevant market conditions and will record additional temporary or other-than-temporary impairments if future circumstances warrant such charges.

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries because these earnings have been indefinitely reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change and as a result we are unable to indefinitely reinvest the foreign earnings, the income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Revenues:
Product	67.6%	65.7%	60.6%
Software entitlements and maintenance	13.0	14.1	17.3
Service	19.4	20.2	22.1

Net revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	31.7	26.2	24.8
Cost of software entitlements and maintenance	0.4	0.3	0.3
Cost of service	8.3	8.5	10.8

Gross profit	59.6	65.0	64.1

Operating expenses:
Sales and marketing	29.9	31.2	32.9
Research and development	13.3	12.7	13.6
General and administrative	4.2	4.9	6.1
Restructuring and other charges	—	—	0.1
Acquisition-related expense (income), net	0.2	0.1	(1.0)

Total operating expenses	47.6	48.9	51.7

Income from operations	12.0	16.1	12.4
Other expense, net	(0.6)	(0.6)	(1.0)

Income before income taxes	11.4	15.5	11.4
Provision for income taxes	1.7	2.4	1.2

Net income	9.7%	13.1%	10.2%

Discussion and Analysis of Results of Operations for the Three Years Ended April 27, 2012

Overview — Net revenues for fiscal 2012 were $6,233.2 million, up $1,110.6 million, or 22%, from fiscal 2011. The revenue growth was primarily due to $656.6 million of E-Series OEM revenues, continued demand for our storage efficiency and data management solutions, and an increase in hardware maintenance contract revenues. Net revenues for fiscal 2011 were $5,122.6 million, up $1,191.2 million, or 30%, from fiscal 2010. The revenue growth in fiscal 2011 was primarily due to strong demand for our storage efficiency and data management solutions, including new products launched in November 2010. Additionally, net revenues for fiscal 2011 include a favorable impact of $129.2 million, or 3% of fiscal 2011 revenues, from the adoption of new accounting standards related to revenue recognition.

Gross profit as a percentage of net revenues decreased in fiscal 2012 compared to fiscal 2011, primarily due to the inclusion of lower gross margin E-Series OEM products in the revenue mix and the impact of higher discounting. These decreases were partially offset by manufacturing cost reductions. Gross profit as a percentage of net revenues increased in fiscal 2011 compared to fiscal 2010, primarily due to higher product and service revenues at improved margins.

Sales and marketing, research and development and general and administrative expenses for fiscal 2012 totaled $2,957.1 million, up 18% from fiscal 2011. These increases were primarily due to a 26% increase in average headcount in fiscal 2012 compared to fiscal 2011. The May 2011 acquisition of Engenio represented approximately 10% of the average headcount for fiscal 2012. Sales and marketing, research and development and general and administrative expenses for fiscal 2011 totaled $2,496.9 million, up 21% from fiscal 2010. This increase is primarily due to a 17% increase in average headcount in fiscal 2011 and higher levels of incentive compensation and commission expense due to higher revenues and operating profits. Salary and related expenses during fiscal 2011 were favorably impacted by having 52 weeks in fiscal 2011 compared to 53 weeks in fiscal 2010.

Net Revenues — Net revenues were as follows (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Net revenues	$6,233.2	$5,122.6	22%	$3,931.4	30%

Net revenues increased by $1,110.6 million, or 22% in fiscal 2012 compared to fiscal 2011. The increase in net revenues for fiscal 2012 was primarily due to an increase in product revenues, which comprised 68% of net revenues in fiscal 2012 compared to 66% of net revenues in fiscal 2011.

Net revenues increased by $1,191.2 million, or 30%, in fiscal 2011 compared to fiscal 2010. The increase in net revenues for fiscal 2011 was primarily due to an increase in product revenues, which comprised 66% of net revenues in fiscal 2011 compared to 61% of net revenues in fiscal 2010. Additionally, net revenues in fiscal 2011 include a favorable impact of $129.2 million, or 3% from the adoption of new accounting standards related to revenue recognition.

Sales through our indirect channels represented 78%, 73% and 69% of net revenues in fiscal 2012, 2011 and 2010, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues (in millions, except percentages):

	Year Ended
	April 27, 2012	% of Net Revenues	April 29, 2011	% of Net Revenues	April 30, 2010	% of Net Revenues
Arrow Electronics, Inc.	$1,035.7	17%	$903.0	18%	$550.7	14%
Avnet, Inc.	753.6	12%	639.0	12%	444.0	11%

The increase in our indirect channels in fiscal 2012 reflects $656.6 million of E-Series OEM revenue.

Product Revenues (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Product revenues	$4,209.7	$3,367.1	25%	$2,381.1	41%

Product revenues increased by $842.6 million, or 25% in fiscal 2012 compared to fiscal 2011, and by $986.0 million, or 41%, in fiscal 2011 compared to fiscal 2010. Product revenues for fiscal 2011 included a 4% favorable impact from the adoption of new revenue recognition standards. Product revenues consist of configured systems, which are comprised of bundled hardware and software products, and non-configured products, which consist primarily of add-on hardware, storage, and software products, as well as OEM products.

Total configured system revenues of $2,219.7 million increased by $163.2 million, or 8%, in fiscal 2012, compared to fiscal 2011, with the largest increase in the 6000 series systems, partially offset by decreases in the 2000 series systems. Configured systems unit volume increased by 6% for fiscal 2012, compared to fiscal 2011, with increases in both the 6000 and 3000 series systems, offset by a decrease in the 2000 series systems. The increases in the unit volume of the 6000 and 3000 series were due to customer demand for newer products within these series. The decrease in the 2000 series unit volume was primarily due to a decrease in demand for the older products within this series, as well as a shift in demand to the newer 3000 series systems. The average selling prices (ASPs) of total configured systems slightly increased during fiscal 2012, compared to fiscal 2011 due to a shift in system revenue mix from the lower ASP 2000 series to the higher ASP 3000 and 6000 series. However, ASP’s across each series decreased in fiscal 2012 compared to fiscal 2011 primarily due to higher discounting. Non-configured product revenues of $1,990.0 million increased $679.4 million, or 52%, during fiscal 2012, compared to fiscal 2011. This increase was primarily due to E-Series OEM product revenues of $650.7 million during fiscal 2012.

Total configured system revenues of $2,056.5 million increased by $687.9 million, or 50%, for fiscal 2011, compared to fiscal 2010, with the largest increase in the 3000 series systems. Configured systems revenues increased primarily from a unit volume increase of 46% for fiscal 2011 compared to fiscal 2010, with the largest increases occurring in the 2000 and 3000 series systems. The increases in the unit volumes of the 2000 and 3000 series were due to customer demand for storage efficiency and data management solutions as well as new products within these series. In fiscal 2011, ASPs of the 3000 and 2000 series systems increased, while the ASP decreased on the 6000 series systems. Non-configured product revenues of $1,310.6 million increased $298.0 million, or 29%, during fiscal 2011, compared to fiscal 2010. This increase was primarily due to a 32% increase in sales of our add-on storage products during fiscal 2011 compared to fiscal 2010 due to customers increasing the capacity and/or functionality of their storage systems.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profit performance. Pricing changes, discounting practices, product competition, foreign currency, unit volumes, customer mix, natural disasters and product material costs can also impact revenues, cost of revenues and/or gross profit performance. Disks are a significant component of our storage systems. Industry disk pricing has fallen every year; however, when supplies are constrained as they recently were due to the flooding in Thailand, disk prices have increased and may continue to do so. To the extent that disk prices increase or decrease, we intend to pass along those price increases or decreases to our customers while working to maintain relatively constant profit margins on our disk drives. As our sales price per terabyte continues to decline, improved system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Software entitlements and maintenance revenues	$812.2	$720.6	13%	$679.8	6%

Software entitlements and maintenance (SEM) revenues increased by $91.6 million, or 13%, in fiscal 2012 compared to fiscal 2011 and increased $40.8 million, or 6%, in fiscal 2011 compared to fiscal 2010. These increases were due to an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Service revenues	$1,211.3	$1,034.9	17%	$870.5	19%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $176.4 million, or 17%, in fiscal 2012, compared to fiscal 2011 and by $164.4 million, or 19%, in fiscal 2011, compared to fiscal 2010.

Hardware maintenance contract revenues constituted approximately 70%, 66% and 64%, of our service revenues in fiscal 2012, 2011 and 2010, respectively. Such revenues increased $166.5 million, or 24% in fiscal 2012 compared to fiscal 2011 and increased $128.9 million, or 23% in fiscal 2011 compared to fiscal 2010. The increases in each year are a result of increases in the installed base under service contracts. Professional services and educational and training services constituted approximately 30%, 34% and 36% of our service revenues in fiscal 2012, 2011 and 2010, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Americas (United States, Canada and Latin America)	$3,529.7	$2,899.0	22%	$2,208.1	31%
Europe, Middle East and Africa (EMEA)	1,936.5	1,719.1	13%	1,329.1	29%
Asia Pacific and Japan (APAC)	767.0	504.5	52%	394.2	28%

Net revenues	$6,233.2	$5,122.6		$3,931.4

Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised 86%, 89% and 89% of America’s net revenues in fiscal 2012, 2011 and 2010, respectively. Sales to Germany accounted for 10%, 12% and 11% of net revenues in fiscal 2012, 2011 and 2010, respectively. No other single foreign country accounted for 10% or more of net revenues in any of the periods presented.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping of our storage products, amortization of purchased intangible assets, inventory write-downs, and warranty costs, (2) cost of SEM, which includes the costs of providing SEM and third-party royalty costs and (3) cost of service revenues, which reflects costs associated with providing support activities for hardware, global support partnership programs, professional services and educational and training services.

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

Cost of Product Revenues (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Cost of product revenues	$1,979.9	$1,342.0	48%	$976.4	37%

Cost of product revenues increased by $637.9 million, or 48% in fiscal 2012 compared to 2011 and by $365.6 million, or 37%, in fiscal 2011 compared to fiscal 2010. The changes were comprised of the following elements (in percentage points of the total change):

	Year Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Year Ended Fiscal 2011 to Fiscal 2010 Percentage Change Points
Materials costs	37	34
Amortization expense	3	—
Excess and obsolete inventory	1	—
Warranty	3	1
Manufacturing overhead	2	1
Other	2	1

Total change	48	37

Material costs increased $503.0 million in fiscal 2012 compared to fiscal 2011, primarily as a result of a $368.6 million in materials cost relating to the sales of E-Series OEM products. Materials costs increased on configured products due to a 6% volume increase, partially offset by average unit materials cost reductions. In addition, cost of product revenues in fiscal 2012 also included an increase in the amortization expense of $42.5 million related to the amortization of developed technology identified intangible assets related to the Engenio acquisition, a $36.1 million increase in warranty expense, primarily due to E-Series OEM products, and a $29.9 million increase in manufacturing overhead.

Material costs increased $222.7 million during fiscal 2011 compared to fiscal 2010, primarily as a result of a 46% unit volume increase in configured systems, a $127.1 million increase in costs of hardware add-ons and other product costs and a $31.8 million increase in costs resulting from the adoption of the new accounting standard in fiscal 2011. The average cost per unit of configured systems did not change significantly in fiscal 2011 compared to fiscal 2010. In addition, cost of product revenues increased in fiscal 2011 as a result of a $15.8 million increase in warranty expense.

Cost of product revenues represented 47% of product revenue for fiscal 2012 compared to 40% for fiscal 2011 and 41% for fiscal 2010. The overall increase in costs as a percentage of revenues for fiscal 2012, as compared to fiscal 2011, was primarily the result of E-Series OEM products, which have lower material margins than configured systems and add-on products as well as lower materials margins on configured systems. The overall decrease in costs as a percentage of revenues for fiscal 2011, as compared to fiscal 2010 was primarily the result of decreases in materials cost per unit.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Cost of software entitlements and maintenance revenues	$23.9	$15.7	52%	$12.3	28%

Cost of SEM revenues increased by $8.2 million, or 52% in fiscal 2012 compared to fiscal 2011 and by $3.4 million, or 28% in fiscal 2011 compared to fiscal 2010 primarily due to an increase in volume-related software support costs. Cost of SEM revenues represented 3% of SEM revenues in fiscal 2012 and 2% of SEM revenues for both fiscal 2011 and fiscal 2010.

Cost of Service Revenues (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Cost of service revenues	$516.0	$436.2	18%	$423.5	3%

Cost of service revenues increased $79.8 million, or 18%, in fiscal 2012 compared to fiscal 2011 and increased $12.7 million, or 3%, in fiscal 2011 compared to fiscal 2010, primarily due to the costs associated with servicing a larger installed base and an increase in logistics and materials costs. Costs represented 43%, 42% and 49% of service revenues in fiscal 2012, 2011 and 2010, respectively. The decrease in cost of service revenues as a percentage of service revenue in fiscal 2011 compared to fiscal 2010 was primarily due to improved productivity.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased approximately $273.6 million, or 21%, during fiscal 2012 compared to fiscal 2011, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $273.1 million due to an increase in average headcount, which included the impact of the Engenio acquisition;

(ii) an increase in stock-based compensation of $77.2 million, which includes $10.9 million of expense related to the reset of the employee stock purchase plan (ESPP) offering triggered by the decline in our stock price below the grant date prices of the offerings that vested in December 2011;

(iii) partially offset by a decrease in incentive compensation expense of $76.6 million due to lower performance against plan operating targets in fiscal 2012.

In addition, despite the increase in revenues, sales and marketing expenses reflected a decrease in commissions expense of $12.2 million during fiscal 2012 due to lower individual attainment and commission rates.

Compensation costs included in operating expenses increased approximately $202.3 million, or 18%, during fiscal 2011 compared to fiscal 2010, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $169.9 million due to an increase in average headcount, primarily in sales, marketing and engineering functions;

(ii) an increase in incentive compensation expense of $16.7 million reflecting stronger operating performance and increased headcount; and

(iii) an increase in stock-based compensation of $15.7 million.

In addition, sales and marketing expenses reflected an increase in commissions expense of $30.2 million during fiscal 2011, reflecting stronger sales performance compared to fiscal 2010.

Sales and Marketing (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Sales and marketing expenses	$1,864.0	$1,597.0	17%	$1,293.7	23%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense, and travel and entertainment expense. Sales and marketing expenses increased due to the following:

	Year Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Year Ended Fiscal 2011 to Fiscal 2010 Percentage Change Points
Salaries	8	6
Incentive plan compensation	(2)	1
Stock-based compensation	3	1
Other compensation and benefit costs	2	3

Total compensation costs	11	11
Commissions	(1)	2
Amortization expense	2	—
Advertising and marketing promotional expense	1	1
Outside services	1	5
Facilities and IT support costs	2	2
Travel and entertainment expense	—	1
Other	1	1

Total change	17	23

The increase in total compensation costs in fiscal 2012 reflects a 20% increase in average sales and marketing headcount compared to fiscal 2011. This increase was partially offset by a decrease in incentive compensation expense. Amortization expense in fiscal 2012 increased due to the addition of intangible assets as a result of the Engenio acquisition. The increase in facilities and IT support costs in fiscal 2012 reflects our investment in sales systems and infrastructure.

The increase in total compensation costs in fiscal 2011 reflects a 20% increase in average sales and marketing headcount compared to fiscal 2010. Outside services increased in fiscal 2011 compared to fiscal 2010 primarily to support sales and marketing initiatives. The increase in facilities and IT support costs in fiscal 2011 reflects our investment in sales systems and infrastructure.

Research and Development (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Research and development expenses	$828.2	$648.6	28%	$535.7	21%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software related costs, prototypes, non-recurring engineering (NRE) charges and other outside services costs. Research and development expenses increased due to the following:

	Year Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Year Ended Fiscal 2011 to Fiscal 2010 Percentage Change Points
Salaries	12	8
Incentive plan compensation	(4)	1
Stock-based compensation	5	1
Other compensation and benefit costs	4	2

Total compensation costs	17	12
Facilities and IT support costs	5	4
Depreciation and amortization expense	3	1
NRE charges	1	(1)
Outside services	1	1
Travel and entertainment expense	—	1
Equipment and software related costs	—	1
Other	1	2

Total change	28	21

The increase in total compensation costs in fiscal 2012 reflects a 36% increase in average engineering headcount. This increase was partially offset by a decrease in incentive compensation expense. The increase in facilities and IT support costs in fiscal 2012 reflects the Engenio acquisition. Depreciation and amortization expense in fiscal 2012 increased due to higher levels of investment in engineering equipment. The increase in total compensation costs in fiscal 2011 reflects a 28% increase in average engineering headcount.

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

General and Administrative (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
General and administrative expenses	$264.9	$251.3	5%	$238.8	5%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expenses increased due to the following:

	Year Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points	Year Ended Fiscal 2011 to Fiscal 2010 Percentage Change Points
Salaries	4	3
Incentive plan compensation	(7)	1
Stock-based compensation	1	1
Other compensation and benefit costs	—	(1)

Total compensation costs	(2)	4
Outside services	2	3
Professional and corporate legal fees	3	(5)
IT support costs	1	1
Other	1	2

Total change	5	5

The decrease in total compensation costs in fiscal 2012 was driven by a decrease in incentive plan compensation expense. This decrease was partially offset by the impact of a 13% increase in average general and administrative headcount during fiscal 2012. Professional and corporate legal fees were higher in fiscal 2012 as a result of a legal fee settlement during fiscal 2011 associated with the resolution of the Sun Microsystems litigation. The increase in outside services in fiscal 2012 reflects additional spending on contractors and costs associated with the Engenio integration activities and various on-going operational projects.

The increase in total compensation costs in fiscal 2011 reflects a 10% increase in average general and administrative headcount. The increase in outside services in fiscal 2011 reflects additional spending on contractors. Partially offsetting this increase was a decrease in professional and corporate legal fees as a result of a legal fee settlement during fiscal 2011 associated with the resolution of the Sun Microsystems litigation.

Restructuring and Other Charges:

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Restructuring and other charges	$—	$1.8	NM	$2.5	(28)%

NM — Not meaningful.

In fiscal 2011, we recorded severance-related restructuring charges of $2.4 million relating to the acquisition of Akorri Networks, Inc. (Akorri), partially offset by a reversal of $0.6 million related to certain of our restructuring plans.

In fiscal 2010, we incurred $2.5 million of charges primarily from facilities and severance-related activities in certain of our restructuring plans.

Acquisition-related Expense (Income), Net (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Acquisition-related expense (income), net	$9.8	$5.7	72%	$(39.9)	NM

NM — Not meaningful.

During fiscal 2012, we incurred $9.8 million of due diligence, legal and other integration charges associated with our acquisition of Engenio. During fiscal 2011, we incurred $5.7 million of due diligence, legal and other integration charges associated with our acquisitions of Bycast Inc. (Bycast), Akorri and Engenio.

On May 20, 2009, we announced that we had entered into a merger agreement with Data Domain, Inc. (Data Domain) under which we would acquire Data Domain in a stock and cash transaction. On July 8, 2009, Data Domain’s Board of Directors terminated the merger agreement and pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in net proceeds of $41.1 million recorded in the consolidated statement of operations during fiscal 2010. In addition, during fiscal 2010, we paid $1.2 million of acquisition-related expenses related to the acquisition of Bycast.

Other Expense, Net

Interest Income (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Interest income	$38.2	$39.9	(4)%	$31.2	28%

The decrease in interest income for fiscal 2012 compared to fiscal 2011 was primarily due to lower yields on new investments. The increase in interest income for fiscal 2011 compared to fiscal 2010 was primarily due to higher levels of cash equivalent and investment balances in fiscal 2011.

Interest Expense (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Interest expense	$(74.7)	$(75.9)	(2)%	$(74.1)	2%

Interest expense was relatively flat for fiscal 2012 compared to fiscal 2011 and for fiscal 2011 compared to fiscal 2010.

During fiscal 2012, 2011 and 2010, we recognized incremental non-cash interest expense from the amortization of debt discount and issuance costs relating to our Notes, net of capitalized interest, of $52.9 million, $53.1 million and $50.8 million, respectively. The coupon interest expense related to the Notes, net of capitalized interest, was $20.6 million, $22.1 million and $22.5 million for fiscal 2012, 2011 and 2010, respectively. During fiscal 2012, we capitalized interest of $5.0 million on facility assets under construction and on significant software development projects. We did not capitalize interest in either fiscal 2011 or fiscal 2010.

Other Income, net (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Other income, net	$2.4	$5.8	(59)%	$1.5	287%

The decrease in other income, net was due to lower gains on investments in fiscal 2012 compared to fiscal 2011 and higher gains on investments in fiscal 2011 compared to fiscal 2010.

Provision for Income Taxes (in millions, except percentages):

	Year Ended
	April 27, 2012	April 29, 2011	% Change	April 30, 2010	% Change
Provision for income taxes	$107.0	$121.0	(12)%	$46.6	160%

Our effective tax rate for fiscal 2012 was 15.0% compared to an effective tax rate of 15.2% for fiscal 2011, and an effective tax rate of 10.4% for fiscal 2010. Our effective tax rate reflects our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for fiscal 2010 through fiscal 2012 were favorably impacted by the geographic mix of profits.

The effective tax rate of 15.0% in fiscal 2012 included a benefit of $162.2 million, or 22.8 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year include a benefit of $10.9 million, or 1.5 percentage points, related to research and development credits, an expense of $14.4 million, or 2.0 percentage points, attributable to stock-based compensation, an expense of $6.4 million, or 0.9 percentage points, on state tax expense and an expense of $7.3 million, or 1.0 percentage point, in connection with income tax audits.

The effective tax rate of 15.2% in fiscal 2011 included a benefit of $146.9 million, or 18.5 percentage points, related to foreign income tax rates that are lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year include a benefit of $17.8 million, or 2.2 percentage points, related to research and development tax credits, a benefit of $1.3 million, or 0.2 percentage points, related to stock-based compensation and an IRS audit settlement benefit of $21.1 million, or 2.7 percentage points, partially offset by the unfavorable impact of $31.1 million, or 3.9 percentage points, related to state income taxes.

The effective tax rate of 10.4% in fiscal 2010 included a benefit of $105.2 million, or 23.5 percentage points, related to foreign income tax rates that are lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year include a benefit of $7.8 million, or 1.7 percentage points, related to research and development tax credits, a benefit of $2.6 million, or 0.6 percentages points, related to stock-based compensation, partially offset by the unfavorable impact of $2.6 million, or 0.6 percentage points, related to state income taxes.

On March 26, 2012, we received a Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 tax returns. On April 25, 2012, we filed a protest related to transfer pricing matters comparable to the one that was resolved in our favor in our last audit cycle. Our fiscal 2008 through 2010 returns are currently under audit by the IRS.

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The Danish tax examination agency appealed the ruling to the Danish High Court in March 2012.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 27, 2012.

Liquidity Sources and Cash Requirements

Our principal sources of liquidity as of April 27, 2012 consisted of approximately $5.4 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	April 27, 2012	April 29, 2011
Cash and cash equivalents	$1,549.8	$2,757.3
Short-term investments	3,848.7	2,417.4

Total	$5,398.5	$5,174.7

As of April 27, 2012, $2.7 billion of cash, cash equivalents and short-term investments were held in the United States, while $2.7 billion were held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service our debt and synthetic leases. Our contractual obligations as of April 27, 2012 are summarized below in the Contractual Obligations table.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies and conversions of our Notes by holders. Based on our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, interest payments on our Notes and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Our investment portfolio, including auction rate securities, has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions or other cash requirements. We intend to and believe that we have the ability to hold these investments until the market recovers. If current market conditions deteriorate, we may be required to record additional charges to earnings in future periods. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our investments in Greece, Italy, Portugal, and Spain are individually and collectively not material.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. Our capital expenditures were $407.1 million during fiscal 2012. We anticipate capital expenditures for fiscal 2013 to be between $250.0 million and $300.0 million.

Cash Flows

As of April 27, 2012, our cash, cash equivalents and short-term and long-term investments increased by $208.9 million from April 29, 2011, to $5.5 billion. The increase was primarily a result of $1.5 billion of cash provided by operating activities and $142.1 million from issuances of common stock related to employee stock option exercises and purchases under the ESPP, partially offset by $600.0 million in cash paid for the repurchase of common stock, $480.0 million, net cash paid in connection with the acquisition of Engenio and $407.1 million in capital expenditures. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of April 27, 2012 decreased to 44 days, compared to 47 days as of April 29, 2011, primarily due to higher collections. Working capital increased by $314.3 million to $3.3 billion as of April 27, 2012, primarily due to a net increase in cash, cash equivalents and short-term investments of $223.8 million and accounts receivable of $88.3 million and a decrease in accrued compensation and related benefits of $96.9 million, partially offset by an increase in short-term deferred revenue of $139.9 million.

Cash Flows from Operating Activities

During fiscal 2012 and 2011, we generated cash from operating activities of $1.5 billion and $1.3 billion, respectively. The primary sources of cash from operating activities in fiscal 2012 consisted of net income of $605.4 million, adjusted by depreciation and amortization of $293.1 million, stock-based compensation of $257.6 million and deferred income taxes of $60.9 million. Significant changes in assets and liabilities impacting operating cash flows in fiscal 2012 included an increase in deferred revenue of $506.4 million and a decrease in accounts receivable of $90.4 million. The primary sources of cash from operating activities in fiscal 2011 consisted of net income of $673.1 million, adjusted by stock-based compensation of $175.2 million and depreciation and amortization of $165.6 million. Significant changes in assets and liabilities impacting operating cash flows in fiscal 2011 included an increase in accounts receivable of $262.7 million, an increase in deferred revenue of $382.9 million and an increase in accrued compensation and other current liabilities of $118.8 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During fiscal 2012, we completed our acquisition of Engenio for a total net cash payment of $480.0 million, paid $1.4 billion, net for investments and purchased $407.1 million of capital expenditures, including $44.3 million of buildings and land associated with the buyout of one of our synthetic leases. During fiscal 2011, we purchased $222.7 million of capital expenditures, paid $418.5 million, net for investments and made net cash payments of $136.5 million for acquisitions.

Cash Flows from Financing Activities

During fiscal 2012, we used $343.6 million in financing activities, which primarily consisted of $600.0 million for the repurchase of common stock, partially offset by $113.3 million of excess tax benefit from stock-based compensation and $142.1 million of proceeds from employee equity award plans, net of shares withheld for taxes. During fiscal 2011, we generated $450.9 million from financing activities, which primarily consisted of $324.2 million of proceeds from employee equity award plans, net of shares withheld for taxes and $127.7 million of excess tax benefit from stock-based compensation.

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

Stock Repurchase Program

Since the May 13, 2003 inception of our stock repurchase program through April 27, 2012, we have repurchased a total of 119.0 million shares of our common stock at an average price of $29.65 per share, for an aggregate purchase price of $3.5 billion. As of April 27, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under this stock repurchase program. As of April 27, 2012, the remaining authorized amount for stock repurchases under this program was $0.5 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes

As of April 27, 2012, we had $1.265 billion principal amount of 1.75% Convertible Senior Notes due 2013 (See Note 10 of the accompanying consolidated financial statements). The Notes will mature on June 1, 2013, unless earlier repurchased or converted. Our common stock price exceeded the conversion threshold for the Notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012. Accordingly, as of April 27, 2012, the Notes were convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as short-term debt. Since the Notes were convertible at the option of the holder and the principal amount would have been required to be paid in cash, the difference between the principal amount and the carrying value of the Notes was reflected as convertible debt in mezzanine on our consolidated balance sheet as of April 27, 2012.

Contractual Obligations

The following summarizes our contractual obligations at April 27, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$36.7	$39.5	$39.7	$32.9	$18.7	$53.8	$221.3
Real estate lease payments(1)	60.8	—	—	—	—	—	60.8
Less: sublease income	(1.6)	(0.4)	(0.5)	(0.4)	—	—	(2.9)
Equipment operating lease payments	24.3	17.2	7.7	2.8	0.6	—	52.6
Purchase commitments with contract manufacturers(2)	248.7	1.2	0.2	—	—	—	250.1
Capital expenditures	22.1	23.9	—	—	—	—	46.0
Other purchase obligations(3)	103.1	27.9	17.0	10.1	5.4	—	163.5

Total off balance-sheet commitments	494.1	109.3	64.1	45.4	24.7	53.8	791.4
1.75% Convertible Notes(4)	1,298.1	—	—	—	—	—	1,298.1
Long-term financing arrangements	10.9	4.7	2.1	1.6	0.8	—	20.1
Uncertain tax positions(5)							107.6

Total	$1,803.1	$114.0	$66.2	$47.0	$25.5	$53.8	$2,217.2

Other Commercial Commitments:
Letters of credit	$9.7	$0.1	$0.3	$0.4	$1.8	$0.8	$13.1

(1)	Included in real estate lease payments pursuant to three financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $1.7 million, which are based on a fixed rate for terms of five years and (ii) at the expiration or termination of the leasing arrangements, a supplemental payment obligation equal to our minimum guarantee of $59.1 million in the event that we elect not to purchase or arrange for sale of the buildings.
(2)	Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. As of April 27, 2012, we recorded accruals of $3.3 million for firm, non-cancelable purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory.
(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(4)	Included in these amounts are obligations related to the $1.265 billion principal amount of 1.75% Notes due 2013 (see Note 10 of the accompanying consolidated financial statements). Estimated interest payments for the Notes are $33.2 million for fiscal 2013.
(5)	As of April 27, 2012, our liability for uncertain tax positions was $107.6 million, including interest and penalties, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including the commitment duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table. We expect to fund our contractual obligations and other commitments in the table above through existing cash, cash equivalents, investments, and cash generated from operations or obtain additional financing, if necessary.

As of April 27, 2012, we have three leasing arrangements with BNPPLC, one of which require us to lease certain of our land to BNPPLC for a period of 99 years and all of which require us to lease approximately 0.3 million square feet of office space from BNPPLC for our headquarters in Sunnyvale, California, which had an original cost of $69.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost, up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between BNPPLC’s cost and fair value, up to the residual guarantee, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the aggregate cost, the aggregate residual guarantee, the applicable fixed rates at April 27, 2012 and the lease commencement dates for our leasing arrangements:

Cost	Residual Guarantee	Fixed Rates	Lease Commencement Dates	Term
$ 69.6 million	$ 59.1 million	3.67% - 3.69%	December 2007 - January 2008	5 years

These leasing arrangements require us to maintain specified financial covenants with which we were in compliance as of April 27, 2012. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than 3:1 and a minimum amount of Unencumbered Cash and Short-Term Investments of $300.0 million. Our failure to comply with these financial covenants could result in a default under the leases, which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements or (ii) exercise certain foreclosure remedies.

In April 2012, we exercised our option under one of our synthetic leasing arrangements to early terminate the lease and purchase the facilities, including land and buildings, for $80.0 million. The early termination did not result in a material impact to our operating results.

Based on a recent announcement by BNPPLC that it intends to phase out of its synthetic lease activities, we expect to exercise our option to buy out our synthetic leases when their five year terms expire in December 2012 through January 2013.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 17 to our consolidated financial statements.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 27, 2012, our financial guarantees of $13.1 million that were not recorded on our consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

As of April 27, 2012, the notional fair value of foreign exchange forward and foreign currency option contracts totaled $641.8 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 12 of the accompanying consolidated financial statements for more information related to our hedging activities.

In the ordinary course of business, some of our customers have entered into recourse and nonrecourse financing leasing arrangements using third-party leasing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues in accordance with revenue recognition policies. As of April 27, 2012, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $169.0 million, and the related deferred revenue totaled approximately $149.9 million.

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third-parties due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

We have commitments related to three leasing arrangements with BNPPLC for approximately 0.3 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $60.8 million as discussed above in “Contractual Obligations.”

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 27, 2012, we had debt investments of $3.9 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, and are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels as of April 27, 2012 would cause an immaterial decline in the fair value of these available-for-sale investments. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of April 27, 2012, we recorded cumulative unrealized losses of $4.0 million, offset by $0.9 million of cumulative unrealized gains related to these securities. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in estimated fair value.

If current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in accumulated other comprehensive income (loss) or other-than-temporary impairment charges to earnings in future quarters. We intend, and have the ability, to hold these investments until the market recovers. We do not believe that the lack of liquidity relating to our portfolio investments will impact our ability to fund working capital needs, capital expenditures or other operating requirements.

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

Our common stock price exceeded the conversion threshold for the Notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012. Accordingly, as of April 27, 2012, the Notes were convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as short-term debt. Since the Notes were convertible at the option of the holder and the principal amount would have been required to be paid in cash, the difference between the principal amount and the carrying value of the Notes was reflected as convertible debt in mezzanine on our consolidated balance sheets as of April 27, 2012.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of April 27, 2012, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $39.03 on April 27, 2012, the if-converted value of our Notes exceeded their principal amount by approximately $285.3 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of the Notes for disclosure purposes. As of April 27, 2012, the principal amount of the Notes, which consists of the combined debt and equity components, was $1.265 billion, and the total estimated fair value of the principal amount was $1.650 billion based on the closing trading price of $130 per $100 of the Notes as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign-currency-denominated monetary assets and liabilities. All balance sheet hedges are marked to market through earnings each period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated and qualify as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at April 27, 2012, the time-value component is recorded in earnings while all other unrealized gains or losses are included in other comprehensive income.

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

The following table provides information about our currency forward contracts outstanding on April 27, 2012 and April 29, 2011 (in millions):

	April 27, 2012			April 29, 2011
Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Purchase Contracts:
Euro	275.2	$364.3	$364.8	241.6	$357.7	$357.4
British Pound Sterling	71.5	116.2	116.2	55.0	91.7	91.9
Australian Dollar	52.0	54.3	54.5	31.5	34.4	34.4
Canadian Dollar	37.8	38.5	38.6	53.1	56.0	56.1
Other	N/A	68.5	68.6	N/A	52.6	52.5

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 27, 2012 and April 29, 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended April 27, 2012. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 27, 2012 and April 29, 2011, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As discussed in Note 2 to consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board related to the presentation of comprehensive income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 27, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 19, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 19, 2012

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 27, 2012	April 29, 2011
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,549.8	$2,757.3
Short-term investments	3,848.7	2,417.4
Accounts receivable, net of allowances of $0.4 million and $0.5 million as of April 27, 2012 and April 29, 2011, respectively	830.9	742.6
Inventories	161.5	108.5
Other current assets	435.6	339.4

Total current assets	6,826.5	6,365.2
Property and equipment, net	1,137.2	911.6
Goodwill	905.2	760.3
Other intangible assets, net	236.0	53.0
Other non-current assets	427.4	408.7

Total assets	$9,532.3	$8,498.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233.1	$232.8
Accrued compensation and related benefits	340.3	437.2
Other current liabilities	377.6	325.8
1.75% Convertible Senior Notes Due 2013	1,202.3	1,150.4
Short-term deferred revenue	1,366.5	1,226.6

Total current liabilities	3,519.8	3,372.8
Other long-term liabilities	206.9	192.9
Long-term deferred revenue	1,449.4	1,088.3

Total liabilities	5,176.1	4,654.0

Commitments and contingencies (Note 17)

1.75% Convertible Senior Notes Due 2013	62.6	114.6

Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued or outstanding as of April 27, 2012 or April 29, 2011	0.0	0.0
Common stock, $0.001 par value, 885.0 shares authorized; 468.9 and 473.3 shares issued as of April 27, 2012 and April 29, 2011, respectively	0.5	0.5
Additional paid-in capital	4,410.3	3,970.3
Treasury stock, at cost (104.3 shares as of April 27, 2012 and April 29, 2011)	(2,927.4)	(2,927.4)
Retained earnings	2,805.3	2,674.0
Accumulated other comprehensive income	4.9	12.8

Total stockholders’ equity	4,293.6	3,730.2

Total liabilities and stockholders’ equity	$9,532.3	$8,498.8

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
	(In millions, except per share amounts)
Revenues:
Product	$4,209.7	$3,367.1	$2,381.1
Software entitlements and maintenance	812.2	720.6	679.8
Service	1,211.3	1,034.9	870.5

Net revenues	6,233.2	5,122.6	3,931.4

Cost of revenues:
Cost of product	1,979.9	1,342.0	976.4
Cost of software entitlements and maintenance	23.9	15.7	12.3
Cost of service	516.0	436.2	423.5

Total cost of revenues	2,519.8	1,793.9	1,412.2

Gross profit	3,713.4	3,328.7	2,519.2

Operating expenses:
Sales and marketing	1,864.0	1,597.0	1,293.7
Research and development	828.2	648.6	535.7
General and administrative	264.9	251.3	238.8
Restructuring and other charges	0.0	1.8	2.5
Acquisition-related expense (income), net	9.8	5.7	(39.9)

Total operating expenses	2,966.9	2,504.4	2,030.8

Income from operations	746.5	824.3	488.4
Other expense, net:
Interest income	38.2	39.9	31.2
Interest expense	(74.7)	(75.9)	(74.1)
Other income, net	2.4	5.8	1.5

Total other expense, net	(34.1)	(30.2)	(41.4)

Income before income taxes	712.4	794.1	447.0
Provision for income taxes	107.0	121.0	46.6

Net income	$605.4	$673.1	$400.4

Net income per share:
Basic	$1.66	$1.87	$1.18

Diluted	$1.58	$1.71	$1.13

Shares used in net income per share calculations:
Basic	363.9	360.9	339.6

Diluted	384.3	393.7	353.2

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
	(In millions)
Net income	$605.4	$673.1	$400.4

Other comprehensive income:
Foreign currency translation adjustments	(6.7)	10.4	1.5
Defined benefit obligation adjustments	(4.4)	0.0	0.0
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	1.5	5.3	6.4
Income tax effect on unrealized holding gains	0.5	(2.1)	0.0
Reclassification adjustments for gains included in net income	(0.5)	(0.7)	(1.1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	20.6	3.2	(0.5)
Reclassification adjustments for losses (gains) included in net income	(18.9)	(6.1)	1.7

Other comprehensive income (loss)	(7.9)	10.0	8.0

Comprehensive income	$597.5	$683.1	$408.4

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
	(In millions)
Cash flows from operating activities:
Net income	$605.4	$673.1	$400.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293.1	165.6	166.0
Stock-based compensation	257.6	175.2	159.8
Accretion of discount and issuance costs on notes	52.9	53.1	50.8
Deferred income taxes	(60.9)	(26.3)	(11.3)
Tax benefit (charges) from stock-based compensation	107.5	128.5	(0.9)
Excess tax benefit from stock-based compensation	(113.3)	(127.7)	(8.6)
Other non-cash items, net	(10.3)	14.8	9.7
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(90.4)	(262.7)	(21.3)
Inventories	(16.5)	4.4	(52.1)
Other operating assets	(37.0)	6.0	(36.8)
Accounts payable	11.4	38.7	42.7
Accrued compensation and other current liabilities	(48.3)	118.8	53.2
Deferred revenue	506.4	382.9	176.7
Other operating liabilities	5.0	1.9	46.7

Net cash provided by operating activities	1,462.6	1,346.3	975.0

Cash flows from investing activities:
Purchases of investments	(3,572.4)	(2,190.9)	(2,632.6)
Redemptions of investments	2,147.5	1,772.4	1,772.3
Purchases of property and equipment	(407.1)	(222.7)	(135.6)
Acquisitions of businesses, net of cash acquired	(480.0)	(136.5)	0.0
Other investing activities, net	1.6	0.5	8.2

Net cash used in investing activities	(2,310.4)	(777.2)	(987.7)

Cash flows from financing activities:
Issuance of common stock	142.1	324.2	197.1
Repurchase and retirement of common stock	(600.0)	0.0	0.0
Excess tax benefit from stock-based compensation	113.3	127.7	8.6
Settlement of note hedge	0.0	0.0	14.2
Other financing activities, net	1.0	(1.0)	0.0

Net cash provided by (used in) financing activities	(343.6)	450.9	219.9

Effect of exchange rate changes on cash and cash equivalents	(16.1)	32.3	3.6
Net increase (decrease) in cash and cash equivalents	(1,207.5)	1,052.3	210.8
Cash and cash equivalents:
Beginning of year	2,757.3	1,705.0	1,494.2

End of year	$1,549.8	$2,757.3	$1,705.0

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Additional Paid-in Capital	Shares	Treasury Amount
	(In millions)
Balances, April 24, 2009	436.6	$0.4	$3,115.9	(104.3)	$(2,927.4)	$1,600.5	$(5.2)	$1,784.2
Net income	0.0	0.0	0.0	0.0	0.0	400.4	0.0	400.4
Other comprehensive income, net	0.0	0.0	0.0	0.0	0.0	0.0	8.0	8.0
Issuance of common stock, net of taxes	15.0	0.1	197.0	0.0	0.0	0.0	0.0	197.1
Stock-based compensation	0.0	0.0	159.6	0.0	0.0	0.0	0.0	159.6
Income tax benefit from employee stock transactions	0.0	0.0	(0.9)	0.0	0.0	0.0	0.0	(0.9)
Settlement of note hedge	0.0	0.0	14.2	0.0	0.0	0.0	0.0	14.2
Taxes on settlement of note hedge	0.0	0.0	(32.1)	0.0	0.0	0.0	0.0	(32.1)

Balances, April 30, 2010	451.6	0.5	3,453.7	(104.3)	(2,927.4)	2,000.9	2.8	2,530.5
Net income	0.0	0.0	0.0	0.0	0.0	673.1	0.0	673.1
Other comprehensive income, net	0.0	0.0	0.0	0.0	0.0	0.0	10.0	10.0
Reclassification of equity component of convertible debt	0.0	0.0	(114.6)	0.0	0.0	0.0	0.0	(114.6)
Issuance of common stock, net of taxes	21.7	0.0	324.2	0.0	0.0	0.0	0.0	324.2
Stock-based compensation	0.0	0.0	175.2	0.0	0.0	0.0	0.0	175.2
Income tax benefit from employee stock transactions	0.0	0.0	128.5	0.0	0.0	0.0	0.0	128.5
Stock options assumed in business acquisition	0.0	0.0	3.3	0.0	0.0	0.0	0.0	3.3

Balances, April 29, 2011	473.3	0.5	3,970.3	(104.3)	(2,927.4)	2,674.0	12.8	3,730.2
Net income	0.0	0.0	0.0	0.0	0.0	605.4	0.0	605.4
Other comprehensive loss, net	0.0	0.0	0.0	0.0	0.0	0.0	(7.9)	(7.9)
Reclassification of equity component of convertible debt	0.0	0.0	52.0	0.0	0.0	0.0	0.0	52.0
Issuance of common stock, net of taxes	10.2	0.0	148.8	0.0	0.0	0.0	0.0	148.8
Repurchase and retirement of common stock	(14.6)	0.0	(125.9)	0.0	0.0	(474.1)	0.0	(600.0)
Stock-based compensation	0.0	0.0	257.6	0.0	0.0	0.0	0.0	257.6
Income tax benefit from employee stock transactions	0.0	0.0	107.5	0.0	0.0	0.0	0.0	107.5

Balances, April 27, 2012	468.9	$0.5	$4,410.3	(104.3)	$(2,927.4)	$2,805.3	$4.9	$4,293.6

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

2. Significant Accounting Policies

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. Fiscal 2012 and 2011 contained 52 weeks and fiscal 2010 contained 53 weeks.

Principles of Consolidation — The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Accounting Change — In our fourth quarter of fiscal 2012, we adopted amended standards that eliminate the option to present components of other comprehensive income as part of the consolidated statements stockholders’ equity and require them to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of these amended standards did impact the presentation of other comprehensive income, as we have presented two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation and purchase order accruals; valuation of goodwill and intangibles; restructuring reserves; product warranties; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes, and fair value measurements. Actual results could differ materially from those estimates.

Financial Instruments — For certain financial instruments, including accounts receivable, accounts payable and other long-term financing arrangements, the carrying amounts approximate their fair value due to their relatively short maturities. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents — Cash equivalents consist primarily of money market funds. We consider all highly liquid debt investments with original maturities of three months or less at time of purchase to be cash equivalents and such investments are recognized at carrying value which approximates fair value.

Short-Term Investments — Short-term investments consist of marketable debt or equity securities which are classified as available-for-sale and are recognized at fair value. The determination of fair value is further detailed in Note 9 of the accompanying consolidated financial statements. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent to which the fair value has been lower than the cost basis, the financial condition and near-term prospects of the

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investee, credit quality of the issuer, likelihood of recovery, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.

Unrealized gains and temporary losses, net of related taxes, are included with accumulated other comprehensive income (loss) (AOCI). Upon realization, those amounts are reclassified from AOCI to results of operations. The amortization of premiums and discounts on the investments and realized gains and losses related to investments are included in results of operations. Other-than-temporary impairments on available-for-sale debt securities are determined to be either credit losses or losses due to other factors. Credit losses are recognized in our results of operations and other losses are included in AOCI. Realized gains or losses on our short-term investments are calculated based on the specific identification method.

Fair Value Measurements and Impairments — All of our available-for-sale investments are subject to periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment.

For short-term investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the extent to which fair value was below cost, and our ability and intent to hold investments for a period of time sufficient to allow for anticipated recovery in value. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices, liquidation values or other metrics. Declines in value judged to be other-than-temporary, if any, are recorded in our consolidated statements of operations as incurred.

For long-term investments, such as auction rate securities (ARSs), impairment is determined based on fair value and marketability of these investments. The valuation models used to estimate fair value included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, trading activity in the secondary market for similar securities, credit ratings, workout periods, and overall capital market liquidity.

Inventories — Inventories are stated at the lower of cost or market, which approximates actual cost on a first-in, first-out basis. We write down for excess and obsolete inventory based on the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand forecasts and market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts or circumstances do not result in the restoration or increase in that newly established basis. In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress will be depreciated over the estimated useful lives of the respective assets when they are ready for use. We capitalize interest on facility assets under construction and on significant software development projects.

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

Goodwill and Purchased Intangible Assets — Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets are amortized on a straight-line basis over their economic lives of four to six years for developed technology, two to eight years for customer contracts/relationships, one to three years for covenants not to compete and two to seven years for trademarks and trade names as we believe this method would most closely reflect the pattern in which the economic benefits of the assets will be consumed.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets — We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates that there is an impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) expected future cash flows utilizing a discount rate. Our estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in charges to our consolidated statements of operations when such determinations are made.

Derivative Instruments — Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a cash flow hedge, the effective portion of the contracts’ gains and losses resulting from changes in fair value is recognized in AOCI until the forecasted transaction is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately.

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

Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. Cash flows from our derivative programs are included under operating activities in the consolidated statements of cash flows with the exception of cash flows from the derivatives used to hedge the 1.75% Convertible Senior Notes due 2013 (the Notes). The cash flows related to the Note hedges are included under financing activities.

Residual Guarantees — We record liabilities for the fair value of residual guarantees relating to certain properties under our synthetic leases. In the event that the fair values of the properties, as determined by appraisals, are below the cost, we accrue for the deficiencies over the remaining term of the respective leases.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Collection is reasonably assured: If there is considerable doubt surrounding the credit worthiness of a customer at the outset of an arrangement, the associated revenue is deferred and recognized upon cash receipt.

Our multiple element arrangements include our systems and one or more of the following undelivered elements: software entitlements and maintenance (SEM), premium hardware maintenance, and storage review services. Our SEM entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Revenues from SEM, premium hardware maintenance services and storage review services are recognized ratably over the contractual term, generally from one to five years. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the warranty term; revenues from these contracts are recognized ratably over the contract term. We also sell professional services either on a time and materials basis or under fixed price projects; we recognize revenue for these services as they are performed. Revenue from hardware installation services is recognized in the period the services are delivered.

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

We adopted these standards in fiscal 2011 for new and materially modified revenue arrangements originating after April 30, 2010.

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

Our product revenues also include revenues from the sale of non-essential software products. Non-essential software products may operate on our hardware systems, but are not considered essential to the functionality of the hardware. Non-essential software sales generally include a perpetual license to our software. Non-essential software sales continue to be subject to the industry-specific software revenue recognition guidance. For arrangements within the scope of the guidance, a delivered item is accounted for as a separate unit if the delivered item has standalone value and if the customer has a general right of return relative to the delivered item, delivery or performance of the undelivered item is probable and substantially within our control. Both of the separation criteria must be met in order for a delivered item to be accounted for as a separate unit.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For transactions entered into or materially modified after April 30, 2010, we recognize revenue in accordance with the accounting standards when applicable. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the standards. The revenue for these multiple element arrangements is allocated to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement using the selling price hierarchy set forth in the standards.

For our non-software deliverables, we recognize revenue based on the standards and allocate the arrangement consideration based on the relative selling price of the deliverables. For our non-software deliverables, we use BESP as our selling price. For our software entitlements and support services, we generally use VSOE as our selling price. When we are unable to establish selling prices using VSOE for our software entitlements and support services, we use BESP in our allocation of arrangement consideration.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product Warranties — Estimated future hardware and software warranty costs are recorded as a cost of product revenues when the related revenue is recognized, based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific project failures that are outside our typical experience. Factors that affect our warranty liability include the number of installed units subject to warranty protection, product failure rates, estimated material costs, estimated distribution costs and estimated labor costs. We assess the adequacy of our warranty accrual each quarter and adjust the amount as considered necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could materially affect our results of operations.

Foreign Currency Translation — For international subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded in AOCI. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expense), net.

Benefit Plans — We have a postretirement health care plan and various international defined benefit plans for certain of our employees. We record actuarial gains and losses within AOCI and amortize net gains or losses in excess of 10 percent of the greater of the market value of plan assets or the plans’ projected benefit obligation on a straight-line basis over the remaining estimated service life of plan participants. The measurement date for all defined benefit plans is our fiscal year end.

Stock-Based Compensation — We measure and recognize stock-based compensation for all stock-based awards, including employee stock options, restricted stock units (RSUs) and rights to purchase shares under our employee stock purchase plan (ESPP), based on their estimated fair value, and recognize the costs in our financial statements using the single option straight-line approach over the requisite service period for the entire award.

The fair value of employee RSUs is equal to the market value of our common stock on the grant date of the award. Calculating the fair value of employee stock options and the rights to purchase shares under the ESPP requires estimates and significant judgment. The fair value of each award grant is estimated on the grant date using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option-pricing models require the input of highly subjective assumptions, including the expected term of awards and the price volatility of the stock underlying such awards. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Our stock price volatility assumption is based on an implied volatility of call options and dealer quotes on call options, with terms closest to the expected term of the award, generally those having a term of twelve months. In addition, the Black-Scholes option pricing model requires a risk-free interest rate and expected dividends. The risk-free interest rate is based upon United States Treasury bills with equivalent expected terms, and the expected dividend is based on our history and expected dividend payouts. Changes in the subjective assumptions required in the valuation models

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may significantly affect the estimated value of our stock-based awards and the related stock-based compensation expense. Likewise, the shortening of the contractual life of our options could change the estimated exercise behavior in a manner other than currently expected.

In addition, we estimate the number of stock-based awards that will be forfeited due to employee turnover. Our forfeiture assumption is primarily based on historical experience. Changes in the estimated forfeiture rate may have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

In the event of a modification of stock-based awards, if the requisite service period of the modified award is longer than the requisite service period of the original award and, both before and after the modification, it is probable that the awards will vest, we recognize the unrecognized compensation cost remaining from the original award plus the incremental compensation cost, if any, as a result of a modification in its entirety over the remaining portion of the requisite service period of the modified award.

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

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, RSUs, ESPP shares, warrants and assumed conversion of our Notes. Repurchased shares that are held as treasury stock are excluded from the outstanding shares.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock — We account for treasury stock under the cost method. If treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our consolidated balance sheets. If treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our consolidated balance sheets. Upon the retirement of treasury stock, we allocate the value of treasury shares between additional paid-in capital and retained earnings.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Non-cash Investing and Financing Activities:
Reclassification of equity component of convertible debt	$52.0	$(114.6)	$0.0
Acquisition of property and equipment on account	$31.4	$39.3	$17.2
Acquisition of property and equipment through long-term financing	$3.6	$12.6	$0.0
Options assumed from acquired business	$0.0	$3.3	$0.0
Taxes on settlement of note hedge	$0.0	$0.0	$32.1
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$48.2	$27.9	$22.8
Interest paid (net of capitalized interest of $1.4 million, $0.0 million and $0.0 million, respectively)	$21.4	$22.7	$22.1

6. Business Combinations

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the estimated fair value of assets acquired and liabilities assumed as of the closing date (in millions):

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

The identified intangible assets as of the date of acquisition, which are amortized on a straight-line basis over their estimated useful lives, consisted of the following (in millions):

	Estimated Fair Value	Useful Life (Years)
Developed technology	$216.0	5
Customer contracts/relationships	45.0	2
Trademarks and trade names	7.0	2
Order backlog	2.5	0
Covenant not to compete	1.6	3

Total identified intangible assets	$272.1

Our consolidated net revenues for the year ended April 27, 2012 included $665.9 million attributable to Engenio since the acquisition. Due to the integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings contributed by Engenio.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Engenio as if it were consummated on May 1, 2010 (the beginning of the comparable prior annual reporting period). Due to historically differing fiscal year ends of the Company and Engenio, the unaudited pro forma condensed combined financial information for the year ended April 29, 2011 is based on historical results of the Company for the year ended April 29, 2011 and the historical results of Engenio for the year ended March 31, 2011.

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

	Year Ended
	April 27, 2012	April 29, 2011
Net revenues	$6,241.6	$5,827.4

Net income	$611.9	$605.5

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A nonrecurring adjustment of $5.6 million has been reflected in the unaudited pro forma condensed combined information with the effect of increasing net income for the year ended April 27, 2012 and decreasing net income for the year ended April 29, 2011 to present the impact on cost of revenues from the step-up in inventory as if the acquisition occurred on May 1, 2010.

Acquisition-related expense included in our consolidated statements of operations was:

Year Ended
April 27, 2012
Acquisition-related expense	$9.8

Acquisition-related expense consisted of due diligence and legal charges of $0.7 million directly related to the acquisition of Engenio and $9.1 million of integration charges related to the combined business.

Fiscal 2011 Acquisitions

During fiscal 2011, we acquired 100% of the common stock of two privately held companies, Akorri Networks, Inc. (Akorri), and Bycast Inc. (Bycast). Akorri, headquartered in Massachusetts, is a provider of data center management software focused on performance and capacity analytics for virtualized, shared information technology infrastructures. The Akorri acquisition extends our offering by adding performance capacity analytics to provide customers greater visibility across the entire IT stack, resulting in further improvement in IT efficiency and flexibility through functions that help control, automate, and analyze their shared IT infrastructure. Bycast, headquartered in Vancouver, Canada, develops and sells software designed to manage petabyte-scale, globally distributed repositories of images, video and records for enterprises and service providers. The Bycast acquisition extends our position in unified storage by adding an object-based storage software offering, which simplifies the task of large-scale storage and improves the ability to search and locate data objects. These acquisitions were completed for total cash and equity consideration of $146.1 million. The Company recorded tangible net assets of $21.2 million, identified intangible assets of $45.6 million and goodwill, which was not deductible for tax purposes, of $80.5 million associated with these transactions. The results of operations of Akorri and Bycast have been included in our consolidated statements of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.

During fiscal 2012, the escrow period for the Bycast acquisition expired and the remaining purchase price of $13.1 million was released to the former shareholders. Subject to any claims for indemnity, escrow funds of $7.9 million for Akorri will be released in July 2012.

Fiscal 2010 Termination of Proposed Merger with Data Domain, Inc.

In fiscal 2010, a proposed merger between us and Data Domain, Inc. (Data Domain) was terminated by Data Domain’s Board of Directors and, pursuant to the terms of the agreement, Data Domain paid us a $57.0 million termination fee. We incurred $15.9 million of incremental third-party costs relating to the terminated merger transaction during the same period, resulting in a net amount of $41.1 million which is included in acquisition-related expense (income), net in our consolidated statement of operations for the fiscal year ended April 30, 2010.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Other Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

April 30, 2010	$681.0
Additions	79.3

April 29, 2011	760.3
Additions	143.7
Adjustments	1.2

April 27, 2012	$905.2

We conducted our annual goodwill impairment test during the three months ended April 27, 2012. Based on this analysis, we determined that there was no impairment to goodwill. We will continue to monitor our recorded goodwill for indicators of impairment.

Other intangible assets, net are summarized as follows (in millions):

	April 27, 2012			April 29, 2011
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Developed technology	$282.1	$(79.0)	$203.1	$66.1	$(23.2)	$42.9
Customer contracts/relationships	59.4	(32.7)	26.7	12.0	(4.6)	7.4
Trademarks and trade names	14.7	(9.7)	5.0	7.7	(5.5)	2.2
Covenants not to compete	2.2	(1.0)	1.2	0.6	(0.1)	0.5

Total other intangible assets	$358.4	$(122.4)	$236.0	$86.4	$(33.4)	$53.0

Amortization expense for other intangible assets is summarized below (in millions):

	Year Ended			Statements of Operations Classifications
	April 27, 2012	April 29, 2011	April 30, 2010
Developed technology	$55.8	$13.3	$17.2	Cost of product revenues
Customer contracts/relationships	28.1	3.0	2.4	Sales and marketing
Trademarks and trade names	4.2	1.2	1.0	Sales and marketing
Covenants not to compete	0.9	0.2	0.0	Sales and marketing/Research and development

	$89.0	$17.7	$20.6

As of April 27, 2012, future amortization expense related to other intangible assets is as follows (in millions):

Fiscal Year	Amount
2013	$84.2
2014	52.0
2015	50.6
2016	46.9
2017	2.3

Total	$236.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Balance Sheet Details

Cash and cash equivalents (in millions):

	April 27, 2012	April 29, 2011
Cash	$649.8	$1,169.1
Cash equivalents	900.0	1,588.2

Cash and cash equivalents	$1,549.8	$2,757.3

Inventories (in millions):

	April 27, 2012	April 29, 2011
Purchased components	$30.9	$7.6
Finished goods	130.6	100.9

Inventories	$161.5	$108.5

Other current assets (in millions):

	April 27, 2012	April 29, 2011
Deferred tax assets, net	$201.6	$145.7
Prepaid expenses and other current assets	225.4	188.4
Short-term restricted cash	8.6	5.3

Other current assets	$435.6	$339.4

Property and equipment, net (in millions):

	April 27, 2012	April 29, 2011
Land	$247.6	$204.7
Buildings and building improvements	417.9	406.2
Leasehold improvements	96.5	79.3
Computer, production, engineering and other equipment	638.1	475.5
Software	381.6	270.4
Furniture and fixtures	71.7	61.5
Construction-in-progress	107.1	91.9

	1,960.5	1,589.5
Accumulated depreciation and amortization	(823.3)	(677.9)

Property and equipment, net	$1,137.2	$911.6

In April 2012, we exercised our option under one of our synthetic leasing arrangements to early terminate the lease and purchase the facilities, including land and buildings, for $80.0 million, which had a fair value of $44.3 million at the date of purchase. We had accounted for this leasing arrangement as an operating lease. The

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

difference between the estimated fair value of the facilities and the $80.0 million lease obligation had been accrued as additional rent expense in our consolidated statement of operations and as a residual value guarantee obligation in our consolidated balance sheets. The early termination did not result in a material impact to our operating results.

Software includes capitalized internal-use software development costs. The net book value of such is as follows (in millions):

	April 27, 2012	April 29, 2011
Computer software	$160.1	$88.3

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Depreciation and amortization expense	$204.1	$147.9	$145.4

Included in depreciation and amortization expense above is amortization related to computer software, as summarized below (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Computer software amortization expense	$53.8	$37.9	$36.6

Other non-current assets (in millions):

	April 27, 2012	April 29, 2011
Auction rate securities	$51.0	$65.1
Restricted cash	2.6	2.8
Deferred tax assets, net	203.8	213.2
Other assets	170.0	127.6

Other non-current assets	$427.4	$408.7

Short-term and long-term deferred revenue (in millions):

	April 27, 2012	April 29, 2011
Product	$25.7	$106.2
SEM and service	2,790.2	2,208.7

Total	$2,815.9	$2,314.9

Reported as:
Short-term	$1,366.5	$1,226.6
Long-term	1,449.4	1,088.3

Total	$2,815.9	$2,314.9

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (in millions):

The components of accumulated other comprehensive income, net of related immaterial tax effects, were as follows:

	April 27, 2012	April 29, 2011
Accumulated foreign currency translation adjustments	$4.9	$11.6
Accumulated defined benefit obligation adjustments	(4.4)	0.0
Accumulated unrealized gains on available-for-sale securities	4.9	3.4
Accumulated unrealized losses on derivatives instruments	(0.5)	(2.2)

Total accumulated other comprehensive income	$4.9	$12.8

9. Financial Instruments and Fair Value

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The following is a summary of our investments (in millions):

	April 27, 2012				April 29, 2011
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$2,665.2	$9.5	$(1.4)	$2,673.3	$1,643.2	$10.2	$(0.6)	$1,652.8
U.S. treasury and government debt securities	836.7	1.2	(0.1)	837.8	661.9	0.6	(0.7)	661.8
Commercial paper	164.6	0.0	0.0	164.6	5.0	0.0	0.0	5.0
Certificates of deposit	347.7	0.5	0.0	348.2	96.3	0.0	0.0	96.3
Money market funds	724.8	0.0	0.0	724.8	1,539.6	0.0	0.0	1,539.6
Auction rate securities	54.1	0.9	(4.0)	51.0	69.2	0.4	(4.5)	65.1
Equity funds	25.5	0.0	0.0	25.5	20.2	0.0	0.0	20.2
Municipal bonds	0.0	0.0	0.0	0.0	1.5	0.0	0.0	1.5

Total debt and equity securities	$4,818.6	$12.1	$(5.5)	$4,825.2	$4,036.9	$11.2	$(5.8)	$4,042.3

We record unrealized gains or losses on available-for-sale securities in AOCI. The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, as of April 27, 2012 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$771.1	$(1.4)	$0.0	$0.0	$771.1	$(1.4)
Auction rate securities	4.8	(0.2)	38.8	(3.8)	43.6	(4.0)
U.S. treasury and government debt securities	89.4	(0.1)	0.0	0.0	89.4	(0.1)

Total	$865.3	$(1.7)	$38.8	$(3.8)	$904.1	$(5.5)

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, at April 29, 2011 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$236.7	$(0.6)	$1.1	$0.0	$237.8	$(0.6)
Auction rate securities	0.0	0.0	51.0	(4.5)	51.0	(4.5)
U.S. treasury and government debt securities	193.4	(0.7)	0.0	0.0	193.4	(0.7)

Total	$430.1	$(1.3)	$52.1	$(4.5)	$482.2	$(5.8)

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the contractual maturities of our debt investments as of April 27, 2012 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,322.7	$1,326.1
Due in one through five years	2,516.3	2,522.6
Due after ten years*	54.1	51.0

	$3,893.1	$3,899.7

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 27, 2012 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,673.3	$0.0	$2,673.3	$0.0
U.S. treasuries and government debt securities	837.8	234.3	603.5	0.0
Commercial paper	164.6	0.0	164.6	0.0
Certificates of deposit	348.2	0.0	348.2	0.0
Money market funds	724.8	724.8	0.0	0.0
Auction rate securities	51.0	0.0	0.0	51.0
Equity funds	25.5	25.5	0.0	0.0
Foreign currency contracts	2.7	0.0	2.7	0.0

Total	$4,827.9	$984.6	$3,792.3	$51.0

Liabilities
Foreign currency contracts	$2.6	$0.0	$2.6	$0.0

Reported as (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$900.0	$724.8	$175.2	$0.0
Short-term investments	3,848.7	234.3	3,614.4	0.0
Other current assets	9.0	6.3	2.7	0.0
Other non-current assets	70.2	19.2	0.0	51.0

Total	$4,827.9	$984.6	$3,792.3	$51.0

Liabilities
Other current liabilities	$2.6	$0.0	$2.6	$0.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We classify investments within Level 1 if quoted prices are available in active markets.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Investments are held by a custodian who prices some of the investments themselves using standard inputs in various asset price models or obtains investment prices from a third party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of April 27, 2012 and April 29, 2011, we have not made any adjustments to the prices obtained from our third party pricing providers.

The unrealized losses on our available-for-sale investments in corporate bonds were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we neither intend to sell nor are likely to be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of April 27, 2012.

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

We classify auction rate securities as Level 3 investments, which are valued using a pricing model, based on unobservable inputs in the market or that require us to develop our own assumptions.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Fair Value at April 27, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
ARSs	$ 51.0	Discounted cash flow	Time-to-economic maturity	6.4 yrs - 16.1 yrs (10.2 yrs)
			Liquidity risk premium, market credit spread and other factors	1.8% - 3.2% (2.2%)
			Coupon rate	1.2% - 3.2% (1.8%)

		Market comparable securities	Discount rate	4.7% - 12.6% (8.6%)

As of April 27, 2012 and April 29, 2011, we had ARSs with a par value of $55.6 million and $71.3 million, respectively, and an estimated fair value of $51.0 million and $65.1 million, respectively. All of our ARSs are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. As of April 27, 2012, we recorded cumulative net temporary impairment charges of $3.1 million in AOCI and had recognized cumulative other-than-temporary impairments of $1.4 million in our results of operations. Prior to the three months ended October 28, 2011, we estimated the fair value for each individual ARS using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, liquidity risk premium, market credit spread and other factors and a coupon rate.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning October 28, 2011, we included the market approach to the valuation technique in order to incorporate secondary market activity into our estimated fair value for each individual ARS. This change had no material impact on the valuation of our ARS portfolio. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, liquidity risk premium, market credit spread and other factors, coupon rate and discount rate could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service providers. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 auction rate securities measured at fair value on a recurring basis using significant unobservable inputs as of April 27, 2012, April 29, 2011 and April 30, 2010, respectively (in millions).

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Balance at beginning of period	$65.1	$69.0	$66.5
Total unrealized gains (losses), net included in other comprehensive income	0.9	(1.4)	4.2
Total realized gains included in earnings	0.7	0.0	0.0
Settlements	(15.7)	(2.5)	(1.7)

Balance at end of period	$51.0	$65.1	$69.0

10. Financing Arrangements

1.75% Convertible Senior Notes Due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of the Notes. The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.75% per annum. The Notes will mature on June 1, 2013 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 31.40 shares of common stock per $1,000 principal amount of Notes (which represents an initial effective conversion price of the Notes of $31.85 per share), subject to adjustment as described in the indenture governing the Notes.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our common stock price exceeded the conversion threshold for the Notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012 and 2011. Accordingly, as of April 27, 2012 and April 29, 2011, the Notes were convertible at the option of the holder and, therefore, the carrying value of the Notes was classified as short-term debt. Since the Notes were convertible at the option of the holder and the principal amount would have been required to be paid in cash, the difference between the principal amount and the carrying value of the Notes was reflected as convertible debt in mezzanine on our consolidated balance sheets as of April 27, 2012 and April 29, 2011.

The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, the Notes may continue to be convertible in future quarters. If the Notes were to continue to be convertible at the option of the holder and the principal amount would be required to be paid in cash, the difference between the principal amount and the carrying value of the Notes would continue to be reflected as convertible debt in mezzanine on our consolidated balance sheets.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of April 27, 2012, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $39.03 on April 27, 2012, the if-converted value of our Notes exceeded their principal amount by approximately $285.3 million.

We separately account for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $1,017.0 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.31%, with the equity component representing the residual amount of the proceeds of $248.0 million which was recorded as a debt discount. Issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components. As a result, $5.2 million of the issuance costs was allocated to the equity component of the Notes, and $21.4 million of the issuance costs remained classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method and an effective interest rate of 6.31% for all periods presented.

The following table reflects the carrying value of the Notes (in millions):

	April 27, 2012	April 29, 2011
1.75% Convertible Senior Notes Due 2013	$1,264.9	$1,265.0
Less: Unamortized discount	(62.6)	(114.6)

Net carrying amount of Notes	$1,202.3	$1,150.4

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount of interest expense recognized related to the Notes (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Contractual coupon interest expense	$22.0	$22.1	$22.5
Amortization of debt discount	52.0	48.9	46.8
Amortization of debt issuance costs	4.5	4.2	4.0
Less capitalized interest	(5.0)	0.0	0.0

Total interest expense related to Notes	$73.5	$75.2	$73.3

The following table reflects the remaining debt discount and issuance costs as of April 27, 2012 (in millions):

Remaining debt discount	$62.6
Remaining debt issuance costs	5.4
Remaining life of the Notes (years)	1.1

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

•

Note Hedges: As of April 27, 2012 and April 29, 2011, we had arrangements with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding or (2) the scheduled trading day immediately preceding the maturity date of the Notes. Upon exercise of the Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the hedges.

•

Warrants: As of April 27, 2012 and April 29, 2011, we had outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of April 27, 2012, we were subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of $31.85.

As of April 27, 2012, we received a minimal number of shares related to the Note hedge transactions and no cash or shares were delivered related to the warrant transactions.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Notes

As of April 27, 2012, the approximate fair value of the principal amount of the Notes, which includes the debt and equity components, was approximately $1,649.9 million, or 130% of the face value of the Notes, based upon quoted market information provided by third party pricing providers (Level 1).

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	April 27, 2012	April 29, 2011
Current portion of other long-term financing arrangements	$9.1	$5.5
Non-current portion of other long-term financing arrangements	3.5	6.0

Total	$12.6	$11.5

11. Stockholders’ Equity

Equity Incentive Programs

Acquisition Plans — We have assumed stock incentive plans in connection with some of our acquisitions. The options granted under these plans generally vest at a rate of 25% on the first anniversary of the vesting commencement dates and then ratably over the following 36 months.

The 1999 Plan — As amended through August 30, 2011, the 1999 Stock Option Plan (the 1999 Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program (also known as RSUs) under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved; and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service.

Under the 1999 Plan, the Board of Directors may grant to employees, nonemployee directors, and consultants and other independent advisors options to purchase shares of our common stock during their period of service. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest over a four-year period. Options granted prior to April 29, 2006, have a term of no more than 10 years after the grant date and those granted after April 29, 2006 have a term of no more than seven years, subject to earlier termination upon the occurrence of certain events. The 1999 Plan prohibits the repricing of any outstanding stock

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. RSUs granted under the 1999 Plan generally vest over a four-year period with 25% vesting on each anniversary of the grant date. The 1999 Plan limits the number of shares issued under the Stock Issuance Program and the Performance Share and Performance Unit Program to 8.9 million shares plus the sum of (i) 50% of the awards cancelled and returned to the 1999 Plan and (ii) 50% of the number of shares added to the 1999 Plan after the 2009 Annual Meeting. The 1999 Plan limits the initial value of performance units a participant may receive of not more than $2.0 million. The 1999 Plan expires in August 2019.

In fiscal 2012, the 1999 Plan was amended to increase the shares reserved for issuance under the plan by an additional 7.7 million shares. As of April 27, 2012, 14.8 million shares were available for grant under our equity incentive plans.

Stock Options

A summary of the activity under our stock option plans and agreements is as follows (in millions, except for the exercise price and contractual term):

	Numbers of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at April 24, 2009	66.1	$29.27
Options granted	7.1	26.95
Options exercised	(8.5)	19.33
Options cancelled in the Exchange	(24.5)	39.05
Options forfeitures and cancellations	(5.0)	39.12

Outstanding at April 30, 2010	35.2	23.02
Options granted	3.9	45.28
Options assumed in acquisition	0.2	16.56
Options exercised	(13.8)	21.85
Options forfeitures and cancellations	(1.0)	34.43

Outstanding at April 29, 2011	24.5	26.62
Options granted	2.2	50.65
Options exercised	(5.2)	21.54
Options forfeitures and cancellations	(0.9)	37.23

Outstanding at April 27, 2012	20.6	29.98	3.81	$234.2

Options vested and expected to vest as of April 27, 2012	20.0	$29.58	3.76	$231.9

Exercisable at April 27, 2012	14.0	$26.41	3.21	$189.7

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options. As of April 27, 2012, the total unrecognized compensation expense related to stock options was $70.6 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.0 years.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information related to our stock options is summarized below (in millions, except per share information):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Weighted-average fair value per share granted	$16.70	$15.83	$9.74
Weighted-average fair value per share of options assumed in acquisition	N/A	$21.15	N/A
Intrinsic value of options exercised	$116.9	$325.3	$92.9
Proceeds received from the exercise of stock options	$111.1	$301.1	$165.1
Fair value of options vested	$71.8	$96.6	$165.6

N/A — Not Applicable

The following table summarizes information about outstanding and exercisable stock options under all option plans as of April 27, 2012:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Shares (in millions)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.55	$13.56	2.6	3.20	$12.65	2.0	$12.39
13.63	20.69	3.0	3.01	19.09	2.3	18.70
20.70	23.04	2.1	2.61	22.06	2.1	22.07
23.33	26.20	2.1	3.51	24.35	1.8	24.32
26.37	32.50	2.4	2.64	30.41	2.3	30.39
32.70	33.54	2.1	4.45	33.46	1.1	33.40
33.73	38.64	2.1	4.77	36.88	1.0	36.46
39.63	52.67	2.5	5.02	48.17	1.1	45.66
53.10	58.99	1.7	6.03	53.63	0.3	53.83

$0.55	$58.99	20.6	3.81	$29.98	14.0	$26.41

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table summarizes activity related to our RSUs (in millions, except for the fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 24, 2009	5.5	$22.38
RSUs granted	3.1	29.32
RSUs issued in Exchange	3.2	21.73
RSUs vested	(2.1)	24.64
RSUs forfeitures and cancellations	(0.7)	23.39

Outstanding at April 30, 2010	9.0	23.92
RSUs granted	4.7	49.13
RSUs vested	(2.9)	22.52
RSUs forfeitures and cancellations	(0.7)	27.57

Outstanding at April 29, 2011	10.1	35.79
RSUs granted	6.5	47.17
RSUs vested	(3.7)	30.35
RSUs forfeitures and cancellations	(0.9)	40.91

Outstanding at April 27, 2012	12.0	43.28

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

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Shares withheld for taxes	1.2	1.0	0.7
Fair value of shares withheld and retired	$52.0	$45.9	$20.8

As of April 27, 2012, the total unrecognized compensation expense related to RSUs was $341.6 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.7 years.

Stock Option Exchange

In April 2009, our stockholders approved a stock option exchange program (the Exchange) pursuant to which eligible employees were able to exchange some or all of their outstanding options with an exercise price greater than or equal to $22.00 per share that were granted before June 20, 2008, whether vested or unvested, for new RSUs. In connection with the Exchange, we exchanged options to purchase 24.5 million shares of our common stock for a total of 3.2 million RSUs. The fair value of the RSUs issued was measured as the total of the unrecognized compensation cost of the options surrendered and the incremental value of the RSUs issued, measured as the excess of the fair value of the RSUs over the fair value of the options tendered immediately before the exchange. The incremental cost of the RSUs was $5.8 million. The value of the RSUs, totaling $70.1 million, is being amortized over the RSUs weighted-average vesting period of 3.5 years.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

Under the ESPP, employees who elect to participate are granted options that include a purchase price adjustment provision under which the employees may purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. In fiscal 2012, the ESPP was amended to increase the shares reserved for issuance by an additional 3.5 million shares of common stock. Of the 38.7 million shares authorized to be issued under the ESPP, 4.9 million shares were available for issuance as of April 27, 2012. Additional information related to the purchase rights issued under the ESPP is provided below (in millions, except per share information):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Weighted-average fair value per right granted	$12.87	$15.86	$8.86
Shares issued under the ESPP	2.6	6.0	5.1
Weighted-average price per share issued	$34.53	$11.50	$10.49

As of April 27, 2012, the total unrecognized compensation expense related to the ESPP was $59.8 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 1.6 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the consolidated statements of operations is as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Cost of product revenues	$5.4	$3.6	$4.0
Cost of service revenues	17.8	14.4	14.3
Sales and marketing	126.0	81.5	73.7
Research and development	74.1	44.5	38.5
General and administrative	34.3	31.2	29.3

Total stock-based compensation expense	$257.6	$175.2	$159.8

The following table summarizes stock-based compensation associated with each type of award (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Employee stock options	$55.4	$53.7	$61.1
RSU’s	153.9	88.9	64.1
ESPP	48.3	32.6	34.3
Change in amounts capitalized in inventory	0.0	0.0	0.3

Total stock-based compensation expense	$257.6	$175.2	$159.8

Stock-based compensation for the year ended April 27, 2012 includes a charge of $10.9 million related to the purchase price adjustment provision under the ESPP.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax benefits (charges) associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Income tax benefits (charges) associated with employee stock transactions	$107.5	$128.5	$(0.9)

Valuation Assumptions

The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Stock Options Year Ended			ESPP Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010	April 27, 2012	April 29, 2011	April 30, 2010
Expected term in years	4.8	4.8	4.5	1.2	1.2	1.3
Risk-free interest rate	1.50%	2.01%	2.27%	0.19%	0.37%	0.39%
Volatility	36%	37%	41%	44%	39%	39%

Stock Repurchase Program

In fiscal year 2012, we repurchased 14.6 million shares of our common stock as described below. Since the May 13, 2003 inception of our stock repurchase program through April 27, 2012, we repurchased a total of 119.0 million shares of our common stock at an average price of $29.65 per share, for an aggregate purchase price of $3.5 billion. As of April 27, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under this stock repurchase program. As of April 27, 2012, the remaining authorized amount for stock repurchases under this program was $0.5 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

During fiscal years 2011 and 2010, we did not repurchase any shares of our common stock under the stock repurchase program.

Accelerated Share Repurchase Agreements

On July 8, 2011, we entered into a collared accelerated share repurchase agreement (ASR) with Bank of America, N.A, under which we prepaid $200.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in August 2011. The total number of shares repurchased and retired under this ASR was 4.1 million shares at a price of $48.30 per share.

On August 19, 2011, we entered into an ASR with Wells Fargo Bank, National Association, under which we prepaid $400.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in November 2011. The total number of shares repurchased and retired under this ASR was 10.5 million shares at a price of $38.08 per share.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

Our Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place a master netting arrangement to mitigate the credit risk of our counterparty and potentially to reduce our losses due to counterparty nonperformance. All contracts have a maturity of less than six months.

Our major foreign currency exchange exposures and related hedging programs are described below:

Balance Sheet. We utilize monthly foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. These foreign currency forward and option contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to exchange rate movements because the gains and losses on these contracts are intended to offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities being hedged and the net amount is included in earnings.

Forecasted Transactions. We use currency forward contracts to hedge exposures related to forecasted sales denominated in certain foreign currencies. These contracts are designated and qualify as cash flow hedges and in general, closely match the underlying forecasted transactions in duration. The contracts are carried on the consolidated balance sheets at fair value, and the effective portion of the contracts’ gains and losses resulting from changes in fair value is recorded in AOCI until the forecasted transaction is recognized in the consolidated statements of operations. When the forecasted transaction occurs, we reclassify the related gains or losses on the cash flow hedges into net revenues. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from AOCI and recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss, as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness), is recognized in current period earnings.

Over the next 12 months, we expect an immaterial amount of derivative net losses recorded in AOCI as of April 27, 2012 will be reclassified into net revenues. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notional value of our outstanding foreign currency forward purchase contracts that were entered into to hedge forecasted foreign denominated sales and our foreign-currency-denominated monetary asset and liability exposures consisted of the following (in millions):

	April 27, 2012	April 29, 2011
Cash Flow Hedges
Euro	$96.9	$104.0
British Pound Sterling	29.8	20.9
Balance Sheet Contracts
Euro	267.4	253.7
British Pound Sterling	86.4	70.8
Australian Dollar	54.3	34.4
Canadian Dollar	38.5	56.0
Other	68.5	52.6

As of April 27, 2012 and April 29, 2011, the fair value of our short-term foreign currency contracts was not material. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our consolidated statements of operations was as follows (in millions):

	Year ended April 27, 2012		Year Ended April 29, 2011		Year Ended April 30, 2010
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Loss Recognized in AOCI	Loss Reclassified from AOCI into Income
Foreign exchange forward purchase contracts	$20.6	$18.9	$3.2	$6.1	$(0.5)	$(1.7)

The effect of derivative instruments not designated as hedges recognized in other income (expense), net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized into Income
Foreign exchange forward contracts	$21.0	$(20.6)	$8.2

13. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Domestic	$211.9	$307.6	$60.2
Foreign	500.5	486.5	386.8

Total	$712.4	$794.1	$447.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Current:
Federal	$114.8	$113.0	$33.6
State	26.2	(1.3)	1.5
Foreign	26.9	35.6	22.8

Total current	167.9	147.3	57.9

Deferred:
Federal	(61.5)	(27.5)	(4.6)
State	(16.4)	13.7	(2.9)
Foreign	17.0	(12.5)	(3.8)

Total deferred	(60.9)	(26.3)	(11.3)

Provision for income taxes	$107.0	$121.0	$46.6

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Tax computed at federal statutory rate	$249.4	$277.9	$156.5
State income taxes, net of federal benefit	6.4	31.1	2.6
Foreign earnings in lower tax jurisdictions	(162.2)	(146.9)	(105.2)
Stock-based compensation	14.4	(1.3)	(2.6)
Research and experimentation credits	(10.9)	(17.8)	(7.8)
Tax impact of audits	7.3	(21.1)	0.0
Other	2.6	(0.9)	3.1

Provision for income taxes	$107.0	$121.0	$46.6

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities are as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011
Deferred tax assets:
Reserves and accruals	$70.2	$56.8
Acquisition intangibles	6.7	0.0
Net operating loss and credit carryforwards	97.7	120.3
Stock-based compensation	78.7	74.1
Deferred revenue	262.0	176.2
Other	15.1	17.4

Gross deferred tax assets	530.4	444.8
Valuation allowance	(32.4)	(45.5)

Deferred tax assets, net of valuation allowance	498.0	399.3
Deferred tax liabilities:
Reserves and accruals	4.7	0.0
Acquisition intangibles	2.2	7.4
Property and equipment	67.9	11.9
1.75% Convertible Senior Notes Due 2013	15.2	28.2
Other	2.6	(1.9)

Total deferred tax liabilities	92.6	45.6

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$405.4	$353.7

Current and non-current net deferred tax assets for fiscal 2012 and 2011 are as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011
Current deferred tax assets, net	$201.6	$145.7
Non-current deferred tax assets, net	203.8	208.0

The valuation allowance decreased by $13.1 million and increased by $17.2 million in fiscal 2012 and 2011, respectively. During fiscal 2012, we recorded a $7.1 million valuation allowance attributable to foreign tax credit carryforwards in a foreign jurisdiction based on our future operating plans. The remaining fiscal 2012 change in valuation allowance was primarily attributable to a corresponding change in deferred tax assets. The change in valuation allowance in fiscal 2011 was primarily related to the realizability of state credit carryforwards as a result of the expected application of the California single sales factor apportionment election.

As of April 27, 2012, the federal and state net operating loss carryforwards were approximately $354.1 million and $196.8 million, respectively, before applying tax rates for the respective jurisdictions. The federal and state tax credit carryforwards were approximately $128.1 million and $115.4 million, respectively. The federal and state net operating loss carryforwards and credits will expire in various years from fiscal 2013 through 2032. If realized, $227.7 million, tax effected, of net operating loss and tax credit carryovers will be recognized as additional paid in capital.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Balance at beginning of period	$133.3	$134.5	$110.1
Additions based on tax positions related to the current year	13.0	12.5	34.9
Additions for tax positions of prior years	22.1	26.3	3.7
Decreases for tax positions of prior years	(7.4)	(40.0)	(14.2)

Balance at end of period	$161.0	$133.3	$134.5

Of the $161.0 million of unrecognized tax benefits at April 27, 2012, $106.0 million has been recorded and included in other long-term liabilities, of which $93.9 million, if recognized, would affect our provision for income taxes.

We recognize accrued interest and penalties related to unrecognized foreign tax benefits in the income tax provision. During the fiscal years ended 2012, 2011 and 2010, we recognized accrued interest and penalties of approximately $0.6 million, $0.2 million and $0.6 million, respectively in the statement of operations and $1.6 million and $1.0 million, respectively, were recorded on balance sheet as of April 27, 2012 and April 29, 2011.

We are subject to taxation in the United States, various states, and several foreign jurisdictions.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax Jurisdictions at April 27, 2012

2005 — 2010	United States — federal income tax
2005 — 2010	United States — state and local income tax
2007 — 2011	Australia
2009 — 2012	Germany
2005 — 2010	India
2006 — 2011	Japan
2009 — 2012	The Netherlands
2009 — 2012	United Kingdom
2006 — 2010	Canada

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 26, 2012, we received a Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 tax returns. On April 25, 2012, we filed a protest related to transfer pricing matters comparable to the one that was resolved in our favor in our last audit cycle. During fiscal 2012, we recorded an income tax expense of $7.3 million in connection with income tax audits. During fiscal 2011, we recognized an income tax benefit of $21.1 million in connection with the appeals settlement of our fiscal 2003 to 2004 federal income tax audit. Our fiscal 2008 through 2010 is currently under audit by the IRS.

We are also under audit by the California Franchise Tax Board for our fiscal 2007 and 2008 California income tax returns.

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The Danish tax examination agency appealed the to the Danish High Court in March 2012.

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

Network Appliance Systems India Pvt. Ltd., our Indian subsidiary, received a tax holiday from the Indian tax authorities attributable to its call center and research and development activities effective June 6, 2003. These activities qualify under the Software Technology Park of India (STPI) incentive for the development and manufacture of computer software and information technology enabled services. Under this tax holiday, net taxable income derived from call center and research and development activities is exempt from Indian taxation. The income tax holiday expired on March 31, 2011. Other tax and customs benefits remain available. Notwithstanding qualification for the income tax holiday, minimum alternate tax rules in India effective for us as of fiscal 2009 overrode the full tax exemption. The tax benefit from the holiday was $6.3 million and $3.1 million, in fiscal 2011 and 2010, respectively. The impact to earnings per share was $0.02 and $0.01 in fiscal 2011 and 2010, respectively.

In April 2010 our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities effective May 1, 2010 that replaces the previous Dutch tax ruling that expired on April 30, 2010. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

As of April 27, 2012, the amount of accumulated unremitted earnings from our foreign subsidiaries is approximately $1,844 million. We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings as well as tax attributes carryforwards. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Numerator:
Net Income	$605.4	$673.1	$400.4
Denominator:
Weighted average common shares outstanding	363.9	360.9	339.7
Weighted average common shares outstanding subject to repurchase	0.0	0.0	(0.1)

Shares used in basic computation	363.9	360.9	339.6
Weighted average common shares outstanding subject to repurchase	0.0	0.0	0.1
Dilutive potential shares related to employee equity award plans	8.8	14.6	13.2
Dilutive impact of assumed conversion of Notes	9.4	12.7	0.3
Dilutive impact of warrants	2.2	5.5	0.0

Shares used in diluted computation	384.3	393.7	353.2

Net Income per Share:
Basic	$1.66	$1.87	$1.18

Diluted	$1.58	$1.71	$1.13

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Options and RSUs	9.9	2.6	19.3

Dilutive shares outstanding for fiscal 2010 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Note hedges are not included in the calculation of earnings per share as their effect would have been anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

15. Segment, Geographic, and Significant Customer Information

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized revenues by geographic region based on our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Americas (United States, Canada and Latin America)*	$3,529.7	$2,899.0	$2,208.1
Europe, Middle East and Africa	1,936.5	1,719.1	1,329.1
Asia Pacific and Japan	767.0	504.5	394.2

Net revenues	$6,233.2	$5,122.6	$3,931.4

*	Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised $3,027.8 million, $2,593.2 million and $1,971.7 million of Americas net revenues in fiscal 2012, 2011 and 2010, respectively.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	April 27, 2012	April 29, 2011
United States	$2,697.6	$3,037.5
International	2,763.8	2,211.8

Total	$5,461.4	$5,249.3

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment, net for geographic areas based on the physical location of the assets (in millions):

	April 27, 2012	April 29, 2011
United States	$1,038.9	$840.2
International	98.3	71.4

Total	$1,137.2	$911.6

No more than ten percent of property and equipment was located in any single foreign country.

International sales to a single foreign country that accounted for ten percent or more of net revenues are as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Germany	$632.6	$618.0	$441.1

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following customers, each of which is a distributor, accounted for ten percent or more of our net revenues (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Arrow Electronics, Inc.	$1,035.7	$903.0	$550.7
Avnet, Inc.	753.6	639.0	444.0

The following customers accounted for ten percent or more of net accounts receivable (in millions):

	April 27, 2012	April 29, 2011
Arrow Electronics, Inc.	N/A	$101.4
Avnet, Inc.	$92.5	$107.5

N/A — Not Applicable

16. Employee Benefits and Deferred Compensation

Employee 401(k) Plans

We have established a 401(k) tax-deferred savings plan. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. We match 100% of the first $1,000 of employee contributions, then 50% for additional contributions, up to a maximum match of $3,000 per employee. The matched contributions vest over 3 years. The amounts we contributed to this plan were as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
401(k) contributions	$20.0	$15.6	$9.2

Deferred Compensation Plans

We have a non-qualified deferred compensation plan that allows a group of employees within the United States to contribute base salary and commissions or incentive compensation on a tax deferred basis in excess of the IRS limits imposed on 401(k) plans. The marketable securities related to these investments that are held in a rabbi trust under non-qualified deferred compensation plans and the related deferred compensation liability under this plan were as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011
Deferred compensation plan assets	$25.5	$20.2
Deferred compensation liabilities reported as:
Other current liabilities	6.3	3.7
Other long-term liabilities	19.2	16.5

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Health Care Plan

We maintain a plan to provide postretirement health and welfare benefits to certain executives who meet certain age and service requirements. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. There is no funding requirement associated with the plan and none of the benefit obligation was funded as of April 27, 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

International Defined Benefit Plans

We maintain various defined benefit plans to provide termination and postretirement benefits to certain eligible employees outside of the United States. We also have disability benefits to certain eligible employees in the United States. Eligibility is determined based on the terms of our plans and local statutory requirements. Assumed discount rates and expected long-term returns on plan assets have significant effects on the amounts reported for the defined benefit plans.

Funded Status

The funded status of our postretirement health care and international defined benefit plans was as follows (in millions):

	April 27, 2012	April 29, 2011
Fair value of plan assets	$16.1	$2.2
Benefit obligations	(38.3)	(14.6)

Unfunded obligations	$(22.2)	$(12.4)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	April 27, 2012	April 29, 2011
Other long-term liabilities	$22.2	$12.4
Accumulated other comprehensive income	$(4.4)	$0.0

17. Commitments and Contingencies

Operating Leases — We lease office space in several U.S. locations. Outside the United States, larger leased sites include sites in The Netherlands, Australia, Belgium, France, Germany, India, Japan, and the United Kingdom. We also lease equipment and vehicles.

As of April 27, 2012, we have three leasing arrangements with BNP Paribas LLC (BNPPLC), one of which require us to lease certain of our land to BNPPLC for a period of 99 years and all of which require us to lease approximately 0.3 million square feet of office space from BNPPLC for our headquarters in Sunnyvale, California, which had an original cost of $69.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost, up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between BNPPLC’s cost and fair value, up to the residual guarantee, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period.

The following table summarizes the aggregate cost, the aggregate residual guarantee, and the range of applicable fixed rates at April 27, 2012 and the lease commencement dates for our leasing arrangements:

Cost	Residual Guarantee	Fixed Rates	Lease Commencement Dates	Term
$ 69.6 million	$ 59.1 million	3.67% - 3.69%	December 2007 - January 2008	5 years

These leasing arrangements require us to maintain specified financial covenants with which we were in compliance as of April 27, 2012. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than 3:1 and a minimum amount of Unencumbered Cash and Short-Term Investments of $300.0 million.

Future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 27, 2012 are as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Office operating lease payments	$36.7	$39.5	$39.7	$32.9	$18.7	$53.8	$221.3
Real estate lease payments	60.8	0.0	0.0	0.0	0.0	0.0	60.8
Equipment operating lease payments	24.3	17.2	7.7	2.8	0.6	0.0	52.6
Less: Sublease income	(1.6)	(0.4)	(0.5)	(0.4)	0.0	0.0	(2.9)

Total lease commitments	$120.2	$56.3	$46.9	$35.3	$19.3	$53.8	$331.8

Included in real estate lease payments pursuant to three financing arrangements with BNPPLC are: (i) lease commitments of $1.7 million, which are based on a fixed rate for terms of five years and (ii) at the expiration or termination of the leasing arrangements, a supplemental payment obligation equal to our minimum guarantee of $59.1 million in the event that we elect not to purchase or arrange for sale of the remaining properties.

Rent expense in fiscal 2012, 2011 and 2010 was as follows (in millions):

	Year Ended
	April 27, 2012	April 29, 2011	April 30, 2010
Facilities rent expense	$71.0	$51.7	$43.2
Equipment rent expense	18.6	23.1	23.4

	89.6	74.8	66.6
Less: sublease income	(1.4)	(6.3)	(12.5)

Net rent expense	$88.2	$68.5	$54.1

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $250.1 million in non-cancelable purchase commitments with our contract manufacturers as of April 27, 2012. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of April 27, 2012 and April 29, 2011, such liability amounted to $3.3 million and $4.5 million, respectively, and is included in other current liabilities in the consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. As of April 27, 2012, we had $46.0 million in capital purchase commitments and $163.5 million in other purchase commitments.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 27, 2012, our financial guarantees of $13.1 million that were not recorded on our consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Year Ended
	April 27, 2012	April 29, 2011
Beginning balance	$40.5	$31.9
Liability assumed in acquisition	17.5	0.0
Expense accrued during the period	67.9	31.8
Warranty costs incurred	(42.8)	(23.2)

Ending balance	$83.1	$40.5

Financing Guarantees

Some of our customers have entered into recourse and nonrecourse financing leasing arrangements using third-party financing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amount of financing guarantees representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized as follows (in millions):

	April 27, 2012	April 29, 2011
Maximum guaranteed payment contingencies	$169.0	$89.0
Deferred revenue associated with financing guarantees	(149.9)	(87.7)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$19.1	$1.3

To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 27, 2012 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

Legal Contingencies

When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The plaintiff filed an amended complaint for a third time on September 15, 2011. This complaint alleged the same claims and requests for relief as the previous complaints. At a hearing held on March 23, 2012, the court granted our motion to dismiss with prejudice. The court’s judgment was entered on March 26, 2012. The plaintiff had until May 25, 2012 to file an appeal of the dismissal of its lawsuit and failed to do so by such deadline.

We are subject to various other legal proceedings and claims, not described above, that arise in the normal course of business. No material accrual has been recorded as of April 27, 2012 related to such matters.

18. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Year Ended April 27, 2012
	Q1	Q2	Q3	Q4
Net revenues	$1,458.2	$1,507.0	$1,565.5	$1,702.5
Gross profit	896.9	913.0	908.5	995.0
Income before income taxes	167.1	183.9	146.9	214.5
Net income	139.5	165.6	119.6	180.7
Net income per share, basic	0.38	0.46	0.33	0.50
Net income per share, diluted	0.34	0.44	0.32	0.47

	Year Ended April 29, 2011
	Q1	Q2	Q3	Q4
Net revenues	$1,153.7	$1,251.0	$1,289.6	$1,428.3
Gross profit	737.8	816.5	846.2	928.2
Income before income taxes	171.0	202.3	212.7	208.1
Net income	150.7	175.4	186.4	160.6
Net income per share, basic	0.43	0.49	0.51	0.44
Net income per share, diluted	0.40	0.45	0.46	0.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (SEC). Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 27, 2012, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 27, 2012, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 27, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

As a result of our acquisition of the Engenio business on May 6, 2011, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional controls relating to Engenio. Except for the additional controls relating to Engenio, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 27, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 27, 2012 of the Company and our report dated June 19, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s retrospective adoption of new accounting guidance for the presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 19, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by this Item with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended April 27, 2012. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics, which we refer to as our “Code of Conduct,” is available on our website at http://investors.netapp.com/governance.cfm. We will post any amendments to or waivers from the provisions of our Code of Conduct on our website.

Item 11.	Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, NetApp’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

See Schedule II — Valuation and Qualifying Accounts immediately following the signature page of this Annual Report on Form 10-K.

See the Exhibit Index immediately following Schedule II to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETAPP, INC.

By:	/s/ THOMAS GEORGENS
Thomas Georgens
President and Chief Executive Officer (Principal Executive Officer and Principal Operating Officer)

Date:	June 19, 2012

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Georgens and Nicholas R. Noviello, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS GEORGENS Thomas Georgens	President and Chief Executive Officer, Director (Principal Executive Officer and Principal Operating Officer)	June 19, 2012

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Lead Independent Director	June 19, 2012

/s/ NICHOLAS R. NOVIELLO Nicholas R. Noviello	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 19, 2012

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Executive Chairman of the Board	June 19, 2012

/s/ JEFFRY R. ALLEN Jeffry R. Allen	Director	June 19, 2012

/s/ ALAN L. EARHART Alan L. Earhart	Director	June 19, 2012

Signature	Title	Date

/s/ GERALD HELD Gerald Held	Director	June 19, 2012

/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	June 19, 2012

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 19, 2012

/s/ ROBERT T. WALL Robert T. Wall	Director	June 19, 2012

/s/ RICHARD P. WALLACE Richard P. Wallace	Director	June 19, 2012

SCHEDULE II

NETAPP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 27, 2012, April 29, 2011 and April 30, 2010

(In millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Reductions and Write-offs	Balance at End of Period
Allowance for doubtful accounts:
2012	$0.5	$0.3	$0.4	$0.4
2011	$1.6	$(0.8)	$0.3	$0.5
2010	$3.1	$0.0	$1.5	$1.6

EXHIBIT INDEX

Exhibit No	Description

2.1(20)†	Agreement and Plan of Merger, dated as of May 20, 2009, by and among the Company, Kentucky Merger Sub One Corporation, Derby Merger Sub Two LLC and Data Domain, Inc.

2.2(20)	Amendment No. 1 to Agreement and Plan of Merger, dated June 3, 2009, by and among the Company, Kentucky Merger Sub One Corporation, Derby Merger Sub Two LLC and Data Domain, Inc.

2.3(21)	Termination Notice to the Merger Agreement, dated July 8, 2009, by and among the Company, Data Domain, Inc., Kentucky Merger Sub One Corporation, a direct, wholly owned subsidiary of NetApp, Inc., and Derby Merger Sub Two LLC, a direct, wholly owned subsidiary of the Company.

2.4(33)†	Asset Purchase Agreement, dated as of March 9, 2011, by and between LSI Corporation as Seller and the Company as Buyer.

3.1(15)	Certificate of Incorporation of the Company, as amended.

3.2(29)	Bylaws of the Company, as amended.

4.1(17)	Indenture for 1.75% Convertible Senior Notes Due 2013, dated as of June 10, 2008, by and between U.S. Bank National Association, as Trustee, and the Company.

4.2(17)	Registration Rights Agreement, dated as of June 10, 2008, by and among Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and the Company.

10.1(25)*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.

10.2(23)*	The Company’s Amended and Restated Change of Control Severance Agreement (CEO).

10.3(23)*	The Company’s Amended and Restated Change of Control Severance Agreement (Executive Chairman).

10.4(16)*	Form of Change of Control Severance Agreements (Non-CEO Executives).

10.5(22)*	The Company’s Amended and Restated Executive Compensation Plan.

10.6(5)*	The Company’s Deferred Compensation Plan.

10.7(28)*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 14, 2011.

10.8(1)*	The Company’s Amended and Restated 1995 Stock Incentive Plan.

10.9(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.

10.10(9)	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).

10.11(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).

10.12(34)*	The Company’s Amended and Restated 1999 Stock Option Plan.

10.13(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.

Exhibit No	Description

10.14(26)	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).

10.15(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).

10.16(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).

10.17(26)	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).

10.18(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).

10.19(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).

10.20(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).

10.21(9)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).

10.22(15)	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).

10.23(19)*	WebManage Technologies, Inc. 1999 Stock Option Plan.

10.24(3)*	Spinnaker Networks, Inc. 2000 Stock Plan.

10.25(4)*	Alacritus, Inc. 2005 Stock Plan.

10.26(6)	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

10.27(6)	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.

10.28(6)	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.

10.29(10)*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.

10.30(14)*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).

10.31(30)*	Akorri Networks, Inc. 2010 Equity Incentive Plan, including form of Restricted Stock Unit Agreement.

10.32(27)*	Bycast Inc. 2010 Equity Incentive Plan

10.33(27)*	Incentive Stock Option Plan of Bycast Inc.

10.34(2)	Patent Cross License Agreement, dated as of October 1, 2000, by and between Intel Corporation and the Company.

10.35(7)	Asset Purchase Agreement, dated June 20, 2003, by and between Auspex Systems, Inc. and the Company.

Exhibit No	Description

10.36(8)	Purchase and Sale Agreement, dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.

10.37(11)	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.

10.38(12)	Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.

10.39(15)	Amended and Restated Closing Certificate and Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.40(15)	Amended and Restated Construction Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.41(15)	Amended and Restated Lease Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.42(15)	Amended and Restated Common Definitions and Provisions Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.43(15)	Amended and Restated Purchase Agreement (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.44(15)	Amended and Restated Ground Lease (Building 7), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.45(15)	First Modification Agreement (Building 7), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.

10.46(31)	Second Modification Agreement (Building 7), dated as of December 31, 2010, by and between BNP Paribas Leasing Corporation and the Company.

10.53(13)	Closing Certificate and Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.54(13)	Lease Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.55(13)	Common Definitions and Provisions Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.56(13)	Purchase Agreement (1299 Orleans), dated November 29, 2007, by and between BNP Paribas Leasing Corporation and the Company.

10.57(15)	First Modification Agreement (1299 Orleans), dated as of April 9, 2008, by and between BNP Paribas Leasing Corporation and the Company.

10.58(31)	Second Modification Agreement (1299 Orleans), dated as of December 31, 2010, by and between BNP Paribas Leasing Corporation and the Company.

10.59(24)	Agreement to Sell, dated as of November 18, 2009, by and between Bhoruka Financial Services Limited, as Seller, and NetApp India Private Limited, as Buyer.

10.60(17)	Form of Convertible Bond Hedge Confirmation.

10.61(17)	Form of Warrant Confirmation.

10.62(17)	Form of Amendment to Warrant Confirmation.

10.63(18)	Settlement Agreement entered into among the U.S.A, acting through the United States Department of Justice and on behalf of the General Services Administration, the Company and Igor Kapuscinski.

Exhibit No	Description

10.64*	Form of Amendment No. 1 to Change of Control Severance Agreement.

10.65*	Outside Director Compensation Policy.

10.66(32)	Collared Accelerated Share Repurchase Transaction, dated as of August 19, 2011, by and between the Company and Wells Fargo Bank, N.A.

10.67(34)	Collared Accelerated Share Repurchase Transaction, dated as of July 18, 2011, by and between the Company and Bank of America, N.A.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Proxy Statement dated August 21, 1998.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 12, 2001.
(3)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated March 1, 2004.
(4)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 2, 2005.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated July 7, 2005.
(6)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated September 2, 2005.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2003.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 31, 2004.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated July 8, 2005.
(10)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated January 5, 2007.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 26, 2007.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 4, 2007.
(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 5, 2008.
(14)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated February 25, 2008.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 3, 2008.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 10, 2008.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 17, 2009.

(19)	Previously filed as an exhibit to the Company’s S-8 registration statement dated January 16, 2001.
(20)	Previously filed as an exhibit to Registration Statement on Form S-4, as filed with the SEC on June 4, 2009.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 4, 2009.
(22)	Previously filed as exhibits to the Company’s Proxy Statement dated August 20, 2009.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 2, 2009.
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 25, 2009.
(25)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 1, 2010.
(26)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 18, 2010.
(27)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated June 18, 2010.
(28)	Previously filed as an appendix to the Company’s Proxy Statement dated July 19, 2011.
(29)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 6, 2010.
(30)	Previously filed as an exhibit to the Company’s Form S-8 registration statement dated February 4, 2011.
(31)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated March 4, 2011.
(32)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 5, 2011.
(33)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 23, 2011.
(34)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated September 1, 2011.
*	Identifies management plan or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and is otherwise not subject to liability under these sections.
†	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

TRADEMARKS

© 2012 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go further, faster, DataFabric, Data ONTAP, FilerView, FlexCache, FlexClone, FlexPod, FlexShare, FlexVol, MetroCluster, MultiStore, NearStore, Network Appliance, OnCommand, RAID-DP, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapProtect, SnapRestore, Snapshot, SnapVault, StorageGRID, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Microsoft, SharePoint, and Windows are registered trademarks of Microsoft Corporation. Linux is a registered trademark of Linus Torvalds. Symantec and NetBackup are trademarks of Symantec Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.