Form 10-Q
period 2012-07-27
NetApp, Inc.
filed 2012-08-30
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2012 OR
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

As of August 20, 2012, there were 363,314,960 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2012 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go further, faster, DataFabric, Data ONTAP, FilerView, FlexCache, FlexClone, FlexPod, FlexShare, FlexVol, MetroCluster, MultiStore, NearStore, Network Appliance, OnCommand, RAID-DP, SecureShare, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapProtect, SnapRestore, Snapshot, SnapVault, StorageGRID, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Microsoft and Windows are registered trademarks of Microsoft Corporation. Symantec is a trademark of Symantec Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	July 27, 2012	April 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,529.4	$1,549.8
Short-term investments	3,911.7	3,848.7
Accounts receivable, net of allowance of $0.7 million and $0.4 million as of July 27, 2012 and April 27, 2012, respectively	584.2	830.9
Inventories	203.7	161.5
Other current assets	511.8	435.6

Total current assets	6,740.8	6,826.5
Property and equipment, net	1,139.1	1,137.2
Goodwill	905.2	905.2
Other intangible assets, net	214.6	236.0
Other non-current assets	406.3	427.4

Total assets	$9,406.0	$9,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275.6	$233.1
Accrued compensation and related benefits	217.2	340.3
Other current liabilities	346.9	377.6
1.75% Convertible Senior Notes Due 2013	1,215.8	1,202.3
Short-term deferred revenue	1,404.4	1,366.5

Total current liabilities	3,459.9	3,519.8
Other long-term liabilities	207.3	206.9
Long-term deferred revenue	1,363.1	1,449.4

Total liabilities	5,030.3	5,176.1

Commitments and contingencies (Note 15)

1.75% Convertible Senior Notes Due 2013	0.0	62.6

Stockholders’ equity:
Common stock (467.5 and 468.9 shares issued as of July 27, 2012 and April 27, 2012, respectively)	0.5	0.5
Additional paid-in capital	4,531.7	4,410.3
Treasury stock, at cost (104.3 shares as of July 27, 2012 and April 27, 2012)	(2,927.4)	(2,927.4)
Retained earnings	2,765.7	2,805.3
Accumulated other comprehensive income	5.2	4.9

Total stockholders’ equity	4,375.7	4,293.6

Total liabilities and stockholders’ equity	$9,406.0	$9,532.3

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended

	July 27, 2012	July 29, 2011
Revenues:
Product	$898.0	$965.7
Software entitlements and maintenance	218.5	198.2
Service	328.1	294.3

Net revenues	1,444.6	1,458.2

Cost of revenues:
Cost of product	452.2	437.4
Cost of software entitlements and maintenance	6.6	5.3
Cost of service	135.7	118.6

Total cost of revenues	594.5	561.3

Gross profit	850.1	896.9

Operating expenses:
Sales and marketing	482.9	454.8
Research and development	221.4	198.6
General and administrative	65.6	65.1
Acquisition-related expense	0.0	2.2

Total operating expenses	769.9	720.7

Income from operations	80.2	176.2
Other expense, net:
Interest income	10.8	10.6
Interest expense	(19.9)	(19.4)
Other income (expense), net	3.1	(0.3)

Total other expense, net	(6.0)	(9.1)

Income before income taxes	74.2	167.1
Provision for income taxes	10.4	27.6

Net income	$63.8	$139.5

Net income per share:
Basic	$0.17	$0.38

Diluted	$0.17	$0.34

Shares used in net income per share calculations:
Basic	366.1	370.3

Diluted	371.2	405.5

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	July 27, 2012	July 29, 2011
Net income	$63.8	$139.5

Other comprehensive income:
Foreign currency translation adjustments	(5.2)	(1.0)
Defined benefit obligation adjustments	0.1	0.0
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	4.1	1.0
Income tax effect on unrealized holding gains	(0.5)	0.3
Reclassification adjustments for gains included in net income	(0.1)	(0.5)
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	6.4	4.4
Reclassification adjustments for gains included in net income	(4.5)	(1.8)

Other comprehensive income	0.3	2.4

Comprehensive income	$64.1	$141.9

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 27, 2012	July 29, 2011
Cash flows from operating activities:
Net income	$63.8	$139.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.4	68.5
Stock-based compensation	79.2	58.1
Accretion of discount and issuance costs on Notes	14.3	13.7
Deferred income taxes	(18.0)	(23.4)
Tax benefit (charge) from stock-based compensation	(8.8)	28.7
Excess tax benefit from stock-based compensation	(4.9)	(32.1)
Other non-cash items, net	(6.0)	(7.2)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	244.2	145.0
Inventories	(42.2)	6.8
Other operating assets	(27.1)	(10.4)
Accounts payable	41.9	22.8
Accrued compensation and other current liabilities	(146.7)	(248.3)
Deferred revenue	(47.0)	66.7
Other operating liabilities	4.1	12.2

Net cash provided by operating activities	229.2	240.6

Cash flows from investing activities:
Purchases of investments	(628.0)	(564.9)
Redemptions of investments	561.9	810.7
Purchases of property and equipment	(61.9)	(98.3)
Acquisition of business	0.0	(480.0)
Other investing activities, net	1.3	1.7

Net cash used in investing activities	(126.7)	(330.8)

Cash flows from financing activities:
Issuance of common stock	35.0	46.6
Repurchase and retirement of common stock	(150.0)	(200.0)
Excess tax benefit from stock-based compensation	4.9	32.1
Other financing activities, net	(2.0)	0.3

Net cash used in financing activities	(112.1)	(121.0)

Effect of exchange rate changes on cash and cash equivalents	(10.8)	(2.9)
Net decrease in cash and cash equivalents	(20.4)	(214.1)
Cash and cash equivalents:
Beginning of period	1,549.8	2,757.3

End of period	$1,529.4	$2,543.2

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  The Company

Headquartered in Sunnyvale, California, NetApp, Inc. (we, us, or the Company) is a supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet major information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data.

2.  Condensed Consolidated Financial Statements

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. The first quarters of fiscal 2013 and 2012 were each 13-week periods.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 27, 2012 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 19, 2012. The results of operations for the three months ended July 27, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3.  Significant Accounting Policies

There have been no significant changes in our significant accounting policies as of and for the three months ended July 27, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2012.

Recent Accounting Standards Not Yet Effective

In September 2011, the FASB issued a revised accounting standard intended to simplify how an entity tests goodwill for impairment. The revised standard will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for us beginning in our fourth quarter of fiscal 2013. We do not expect this guidance to have a material impact on our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board issued new guidance that will require us to disclose information about offsetting arrangements associated with financial and derivative instruments to enable users of our financial statements to understand the effect of those arrangements on our financial position. This guidance is effective for us beginning in our first quarter of fiscal 2014, at which time we will include the applicable disclosures required by this accounting standard update.

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

4.  Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Non-cash Investing and Financing Activities:
Reclassification of equity component of convertible debt	$62.6	$12.6
Acquisition of property and equipment on account	$27.4	$33.7
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$16.2	$13.1
Interest paid, net of capitalized interest	$11.2	$11.2

5.  Business Combination

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

6.  Other Intangible Assets, Net

Other intangible assets, net consist of acquired finite-lived intangibles, as summarized below (in millions):

	July 27, 2012			April 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Developed technology	$282.1	$(92.9)	$189.2	$282.1	$(79.0)	$203.1
Customer contracts/relationships	54.6	(34.2)	20.4	59.4	(32.7)	26.7
Trademarks and trade names	9.9	(5.9)	4.0	14.7	(9.7)	5.0
Covenants not to compete	2.2	(1.2)	1.0	2.2	(1.0)	1.2

Total other intangible assets	$348.8	$(134.2)	$214.6	$358.4	$(122.4)	$236.0

Amortization expense for finite-lived intangible assets is summarized below (in millions):

	Three Months Ended		Statements of Operations
	July 27, 2012	July 29, 2011	Classifications
Developed technology	$13.9	$13.9	Cost of product revenues
Customer contracts/relationships	6.3	9.0	Sales and marketing
Trademarks and trade names	1.0	1.2	Sales and marketing
Covenants not to compete	0.2	0.2	Sales and marketing

	$21.4	$24.3

As of July 27, 2012, future amortization expense related to finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2013	$62.8
2014	52.0
2015	50.6
2016	46.9
2017	2.3

Total	$214.6

7.  Balance Sheet Details

Cash and cash equivalents (in millions):

	July 27, 2012	April 27, 2012
Cash	$843.5	$649.8
Cash equivalents	685.9	900.0

Cash and cash equivalents	$1,529.4	$1,549.8

Inventories (in millions):

	July 27, 2012	April 27, 2012
Purchased components	$65.2	$30.9
Finished goods	138.5	130.6

Inventories	$203.7	$161.5

Other current assets (in millions):

	July 27, 2012	April 27, 2012
Deferred tax assets, net	$228.0	$201.6
Prepaid expenses and other current assets	275.9	225.4
Short-term restricted cash	7.9	8.6

Other current assets	$511.8	$435.6

Property and equipment, net (in millions):

	July 27, 2012	April 27, 2012
Land	$247.6	$247.6
Buildings and building improvements	444.0	417.9
Leasehold improvements	100.0	96.5
Computer, production, engineering and other equipment	669.7	638.1
Software	391.9	381.6
Furniture and fixtures	73.1	71.7
Construction-in-progress	90.3	107.1

	2,016.6	1,960.5
Accumulated depreciation and amortization	(877.5)	(823.3)

Property and equipment, net	$1,139.1	$1.137.2

Software includes capitalized internal-use software development costs. The net book value of such is as follows (in millions):

	July 27, 2012	April 27, 2012
Computer software	$151.8	$160.1

Other non-current assets (in millions):

	July 27, 2012	April 27, 2012
Auction rate securities	$46.3	$51.0
Restricted cash	2.4	2.6
Deferred tax assets, net	179.6	203.8
Other assets	178.0	170.0

Other non-current assets	$406.3	$427.4

Short-term and long-term deferred revenue (in millions):

	July 27, 2012	April 27, 2012
Product	$25.3	$25.7
SEM and service	2,742.2	2,790.2

Total	$2,767.5	$2,815.9

Reported as:
Short-term	$1,404.4	$1,366.5
Long-term	1,363.1	1,449.4

Total	$2,767.5	$2,815.9

Accumulated other comprehensive income (in millions):

The components of accumulated other comprehensive income (AOCI), net of related immaterial tax effects, were as follows:

	July 27, 2012	April 27, 2012
Accumulated foreign currency translation adjustments	$(0.3)	$4.9
Accumulated defined benefit obligation adjustments	(4.3)	(4.4)
Accumulated unrealized gains on available-for-sale securities	8.4	4.9
Accumulated unrealized gains (losses) on derivatives instruments	1.4	(0.5)

Total accumulated other comprehensive income	$5.2	$4.9

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

Investments

The following is a summary of our investments (in millions):

	July 27, 2012				April 27, 2012
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$2,968.3	$12.4	$(0.6)	$2,980.1	$2,665.2	$9.5	$(1.4)	$2,673.3
U.S. Treasury and government debt securities	620.0	1.2	0.0	621.2	836.7	1.2	(0.1)	837.8
Commercial paper	207.4	0.0	0.0	207.4	164.6	0.0	0.0	164.6
Certificates of deposit	306.7	0.3	0.0	307.0	347.7	0.5	0.0	348.2
Money market funds	481.9	0.0	0.0	481.9	724.8	0.0	0.0	724.8
Auction rate securities	49.1	0.8	(3.6)	46.3	54.1	0.9	(4.0)	51.0
Equity funds	26.4	0.0	0.0	26.4	25.5	0.0	0.0	25.5

Total debt and equity securities	$4,659.8	$14.7	$(4.2)	$4,670.3	$4,818.6	$12.1	$(5.5)	$4,825.2

The following table presents the contractual maturities of our debt investments as of July 27, 2012 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,655.4	$1,658.8
Due in one through five years	2,243.0	2,252.9
Due after ten years*	49.1	46.3

	$3,947.5	$3,958.0

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 27, 2012 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,980.1	$0.0	$2,980.1	$0.0
U.S. Treasury and government debt securities	621.2	224.9	396.3	0.0
Commercial paper	207.4	0.0	207.4	0.0
Certificates of deposit	307.0	0.0	307.0	0.0
Money market funds	481.9	481.9	0.0	0.0
Auction rate securities	46.3	0.0	0.0	46.3
Equity funds	26.4	26.4	0.0	0.0
Foreign currency contracts	8.9	0.0	8.9	0.0

Total	$4,679.2	$733.2	$3,899.7	$46.3

Liabilities
Foreign currency contracts	$0.4	$0.0	$0.4	$0.0

Reported as (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$685.9	$481.9	$204.0	$0.0
Short-term investments	3,911.7	224.9	3,686.8	0.0
Other current assets	15.1	6.2	8.9	0.0
Other non-current assets	66.5	20.2	0.0	46.3

Total	$4,679.2	$733.2	$3,899.7	$46.3

Liabilities
Other current liabilities	$0.4	$0.0	$0.4	$0.0

Level 2 investments are held by a custodian who prices some of the investments themselves using standard inputs in various asset price models or obtains investment prices from a third party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of July 27, 2012 and April 27, 2012, we have not made any adjustments to the prices obtained from our third party pricing providers.

The unrealized losses on our available-for-sale investments in corporate bonds were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of July 27, 2012.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Fair Value at July 27, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted average)

ARSs	$46.3	Discounted cash flow	Time-to-economic maturity	6.7 yrs – 11.8 yrs (8.7 yrs)
			Liquidity risk premium, market credit spread and other factors	1.7% - 2.4% (2.0%)
			Coupon rate	0.0% - 2.8% (1.4%)

		Market comparable securities	Discount rate	6.0% - 17.0% (12.7%)

All of our ARSs are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. We estimate the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporate both observable and unobservable inputs. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, liquidity risk premium, market credit spread and other factors and a coupon rate. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, liquidity risk premium, market credit spread and other factors, coupon rate or discount rate could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service providers. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash, we do not intend to sell these investments prior to recovery of value. We will continue to monitor our ARS investments in light of the debt market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Balance at beginning of period	$51.0	$65.1
Total unrealized gains, net included in other comprehensive income	0.3	0.9
Settlements	(5.0)	(9.7)

Balance at end of period	$46.3	$56.3

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

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for the Notes for at least 20 trading days during the 30 consecutive trading days ended June 30, 2012, and accordingly, as of July 27, 2012, the Notes were not convertible at the option of the holder. Since the Notes were not convertible, the difference between the principal amount and the carrying value of the Notes was reflected as equity on our condensed consolidated balance sheet as of July 27, 2012.

The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, the Notes may be convertible in future quarters prior to March 1, 2013 at which time they become unconditionally convertible. If the Notes become convertible at the option of the holder, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in mezzanine on our condensed consolidated balance sheets.

Upon conversion of the Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of July 27, 2012, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $32.91 on July 27, 2012, the if-converted value of our Notes exceeded their principal amount by approximately $42.2 million.

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

The following table reflects the carrying value of the Notes (in millions):

	July 27, 2012	April 27, 2012
1.75% Convertible Senior Notes Due 2013	$1,264.9	$1,264.9
Less: Unamortized discount	(49.1)	(62.6)

Net carrying amount of Notes	$1,215.8	$1,202.3

The following table presents the amount of interest expense recognized related to the Notes (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Contractual coupon interest expense	$5.5	$5.5
Amortization of debt discount	13.5	12.6
Amortization of debt issuance costs	1.2	1.1
Less capitalized interest	(0.5)	0.0

Total interest expense related to Notes	$19.7	$19.2

The following table reflects the remaining debt discount and issuance costs as of July 27, 2012 (in millions):

Remaining debt discount	$49.1
Remaining issuance costs	4.2
Remaining life of the Notes (years)	0.8

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

• Note Hedges: As of July 27, 2012 and April 27, 2012, we had arrangements with counterparties to buy up to approximately 31.8 million shares, subject to anti-dilution adjustments, of our common stock at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding or (2) the scheduled trading day immediately preceding the maturity date of the Notes. Upon exercise of the Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the hedges.

• Warrants: As of July 27, 2012 and April 27, 2012, we had outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of July 27, 2012, we were subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of $31.85.

As of July 27, 2012, we received a minimal number of shares related to the Note hedge transactions and no cash or shares were delivered related to the warrant transactions.

Fair Value of Notes

As of July 27, 2012, the approximate fair value of the principal amount of the Notes, which includes the debt and equity components, was approximately $1,476.0 million, or 116.7% of the face value of the Notes, based upon quoted market information provided by third party pricing providers (Level 1).

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	July 27, 2012	April 27, 2012
Current portion of other long-term financing arrangements	$7.9	$9.1
Non-current portion of other long-term financing arrangements	2.7	3.5

Total	$10.6	$12.6

10.  Stockholders’ Equity

Stock Options

A summary of the activity under our stock option plans and agreements is as follows (in millions, except for the exercise price):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 27, 2012	20.6	$29.98
Options granted	2.0	29.82
Options exercised	(0.4)	17.16
Options forfeitures and cancellations	(0.3)	39.45

Outstanding at July 27, 2012	21.9	30.04	3.82	$142.3

Options vested and expected to vest as of July 27, 2012	21.1	29.75	3.75	140.7

Exercisable at July 27, 2012	14.7	26.92	3.03	119.0

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options. As of July 27, 2012, the total unrecognized compensation expense related to stock options was $77.8 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.4 years.

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended
	July 27, 2012	July 29, 2011
Weighted-average fair value per share granted	$10.71	$17.24
Intrinsic value of options exercised	$5.4	$43.8
Proceeds received from the exercise of stock options	$6.7	$35.0
Fair value of options vested	$14.4	$18.4

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 27, 2012	12.0	$43.28
RSUs granted	4.5	29.03
RSUs vested	(2.0)	39.85
RSUs forfeitures and cancellations	(0.4)	42.10

Outstanding at July 27, 2012	14.1	39.29

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

	Three Months Ended
	July 27, 2012	July 29, 2011
Shares withheld for taxes	0.7	0.5
Fair value of shares withheld and retired	$19.8	$25.3

As of July 27, 2012, the total unrecognized compensation expense related to RSUs was $410.7 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 3.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (ESPP), employees who elect to participate are granted options that include a purchase price adjustment provision under which the employees may purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. Additional information related to the purchase rights issued under the ESPP is provided below (in millions, except per share information):

	Three Months Ended
	July 27, 2012	July 29, 2011
Weighted-average fair value per right granted	$10.25	$15.88
Shares issued under the ESPP	1.9	1.1
Weighted-average price per share issued	$25.30	$39.17

As of July 27, 2012, the total unrecognized compensation expense related to the ESPP was $73.8 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 1.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Cost of product revenues	$1.8	$1.1
Cost of service revenues	5.6	3.9
Sales and marketing	39.0	28.6
Research and development	23.7	16.0
General and administrative	9.1	8.5

Total stock-based compensation expense	$79.2	$58.1

The following table summarizes stock-based compensation associated with each type of award (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Employee stock options	$12.0	$14.5
RSUs	44.5	34.4
ESPP	22.7	9.2

Total stock-based compensation expense	$79.2	$58.1

Stock-based compensation for the three months ended July 27, 2012 includes a charge of $12.8 million related to the purchase price adjustment provision under the ESPP.

Total income tax benefit (charge) associated with employee stock transactions and recognized in stockholders’ equity was as follows (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011

Income tax benefit (charge) associated with employee stock transactions	$(8.8)	$28.7

Valuation Assumptions

The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Stock Options
	Three Months Ended
	July 27, 2012	July 29, 2011
Expected term in years	4.8	4.8
Risk-free interest rate	0.63%	1.60%
Volatility	41%	35%

	ESPP
	Three Months Ended
	July 27, 2012	July 29, 2011
Expected term in years	1.2	1.2
Risk-free interest rate	0.18%	0.25%
Volatility	38%	35%

Stock Repurchase Program

During the three months ended July 27, 2012, we repurchased and retired 4.9 million shares of our common stock at an average price of $30.31 per share, for an aggregate purchase price of $150.0 million, of which $46.6 million and $103.4 million was allocated to additional paid-in capital and retained earnings, respectively. Since the May 13, 2003 inception of our stock repurchase program through July 27, 2012, we repurchased a total of 123.9 million shares of our common stock at an average price of $29.68 per share, for an aggregate purchase price of $3.7 billion.

As of July 27, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under our stock repurchase program. As of July 27, 2012, the remaining authorized amount for stock repurchases under this program was $0.3 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

11.  Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months. The notional value of our outstanding foreign currency forward purchase contracts that were entered into to hedge forecasted foreign denominated sales and our foreign currency denominated monetary asset and liability exposures consisted of the following (in millions):

	July 27, 2012	April 27, 2012
Cash Flow Hedges
Euro	$103.5	$96.9
British Pound Sterling	29.3	29.8
Balance Sheet Contracts
Euro	188.0	267.4
British Pound Sterling	55.4	86.4
Australian Dollar	73.9	38.5
Canadian Dollar	20.7	54.3
Israeli Shekel	23.2	17.2
Other	59.2	51.3

The fair value of our short-term foreign currency contracts was not material as of July 27, 2012 and April 27, 2012. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended July 27, 2012		Three Months Ended July 29, 2011
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income
Foreign exchange forward purchase contracts	$6.4	$4.5	$4.4	$1.8

The effect of derivative instruments not designated as hedges recognized in other expense, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Derivatives Not Designated as Hedging Instruments	Gain Recognized into Income
Foreign exchange forward contracts	$15.9	$6.0

12.  Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 27, 2012	July 29, 2011
Effective tax rates	14.0%	16.5%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. As of July 27, 2012, we had $162.8 million of unrecognized tax benefits, of which $107.5 million has been recorded in other long-term liabilities and $96.0 million, including penalties and interest, would affect our provision for income taxes if recognized.

On March 26, 2012, we received a Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 tax returns. On April 25, 2012, we filed a protest related to transfer pricing matters comparable to similar matters that were resolved in our favor in our last audit cycle. In February 2012, the IRS commenced an examination of our fiscal 2008 through fiscal 2010 income tax returns. We are also under audit by the California Franchise Tax Board for our fiscal 2007 and 2008 California income tax returns. Our open years in U.S. federal jurisdictions are fiscal 2005 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized.

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

13.  Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Numerator:
Net income	$63.8	$139.5
Denominator:
Shares used in basic computation	366.1	370.3
Dilutive potential shares related to employee equity award plans	4.9	11.8
Dilutive impact of assumed conversion of Notes	0.2	15.4
Dilutive impact of warrants	0.0	8.0

Shares used in diluted computation	371.2	405.5

Net Income per Share:
Basic	$0.17	$0.38

Diluted	$0.17	$0.34

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011

Options and RSUs	17.7	3.6

Dilutive shares outstanding during the three months ended July 27, 2012 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Note hedges are not included in the calculation of earnings per share for any period as their effect would have been anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

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

Summarized revenues by geographic region from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Americas (United States, Canada and Latin America)*	$801.1	$813.4
Europe, Middle East and Africa	439.3	456.7
Asia Pacific and Japan	204.2	188.1

Net revenues	$1,444.6	$1,458.2

*

Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised $711.4 million and $689.3 million of Americas net revenues during the three months ended July 27, 2012 and July 29, 2011, respectively.

The majority of our assets, excluding cash, cash equivalents, restricted cash, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the United States and internationally in various foreign subsidiaries (in millions):

	July 27, 2012	April 27, 2012
United States	$2,568.4	$2,697.6
International	2,872.7	2,763.8

Total	$5,441.1	$5,461.4

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	July 27, 2012	April 27, 2012
United States	$1,041.2	$1,038.9
International	97.9	98.3

Total	$1,139.1	$1,137.2

No more than ten percent of property and equipment was located in any single foreign country.

International sales to a single foreign country that accounted for ten percent or more of net revenues are as follows (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Germany	$146.7	$147.8

The following customers, each of which is a distributor, accounted for ten percent or more of our net revenues (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Arrow Electronics, Inc.	$229.5	$212.9
Avnet, Inc.	198.3	159.1

The following customer accounted for ten percent or more of net accounts receivable (in millions):

	July 27, 2012	April 27, 2012
Avnet, Inc.	$63.1	$92.5

15.  Commitments and Contingencies

Lease Commitments

As of July 27, 2012, future annual minimum lease payments under all non-cancelable facilities and equipment operating leases with an initial term in excess of one year totaled $325.7 million.

As of July 27, 2012, we have three leasing arrangements with BNP Paribas LLC (BNPPLC), one of which require us to lease certain of our land to BNPPLC for a period of 99 years and all of which require us to lease approximately 0.3 million square feet of office space from BNPPLC for our headquarters in Sunnyvale, California, which had an original cost of $69.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. The initial lease terms expire in December 2012 and January 2013. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost, up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between BNPPLC’s cost and fair value, up to the residual guarantee, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period.

These leases require us to maintain specified financial covenants with which we were in compliance as of July 27, 2012. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than 3:1 and a minimum amount of Unencumbered Cash and Short-Term Investments of $300.0 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. We had $281.0 million in non-cancelable purchase commitments with our contract manufacturers as of July 27, 2012. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to product cost of sales. As of July 27, 2012 and April 27, 2012, such liability amounted to $7.2 million and $3.3 million, respectively, and is included in other current liabilities in the condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. As of July 27, 2012, we had $50.3 million in capital purchase commitments and $200.6 million in other purchase commitments.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended
	July 27, 2012	July 29, 2011
Beginning balance	$83.1	$40.5
Liability assumed in acquisition	0.0	17.5
Expense accrued during the period	23.7	11.7
Warranty costs incurred	(10.3)	(10.2)

Ending balance	$96.5	$59.5

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

The aggregate amount of financing guarantees representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized as follows (in millions):

	July 27, 2012	April 27, 2012
Maximum guaranteed payment contingencies	$161.4	$169.0
Deferred revenue associated with financing guarantees	(151.3)	(149.9)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$10.1	$19.1

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No material accrual has been recorded as of July 27, 2012 related to such matters.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and is subject to the safe harbor provisions set forth in the Exchange Act. Forward-looking statements usually contain the words “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements, including but not limited to, statements about:

•	our future financial and operating results;

•	our business strategies;

•	management’s plans, beliefs and objectives for future operations, research and development;

•	economic and industry trends or trend analysis;

•	product introductions, development, enhancements and acceptance;

•	acquisitions and joint ventures, growth opportunities, investments and legal proceedings;

•	competitive positions;

•	future cash flows and cash deployment strategies;

•	short-term and long-term cash requirements, including anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our 1.75% Convertible Senior Notes due June 2013 (the Notes) and associated warrants on our earnings per share;

•	the conversion, maturation or repurchase of the Notes;

•	compliance with laws, regulations and debt covenants; and

•	the continuation of our stock repurchase program

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

•	acceptance of, and demand for, our products, including our recent product introductions;

•	our ability to increase our customer base, market share and revenue;

•	general economic and market conditions, particularly the continuing fiscal challenges in the United States and the Eurozone;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategies;

•	our ability to effectively integrate acquired products and technologies;

•	our ability to successfully introduce new products and forecast demand for those products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support and the growth of the storage markets generally;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	the results of our ongoing litigation, tax audits, government audits, inquiries and investigations; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods and the reported amounts of assets, liabilities and equity as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate under the circumstances. However, future results may vary from our estimates.

We believe the accounting policies discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2012 are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results of operations and require difficult management judgments and assumptions about matters that are inherently uncertain. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 3 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 27, 2012	July 29, 2011
Revenues:
Product	62.2%	66.2%
Software entitlements and maintenance	15.1	13.6
Service	22.7	20.2

Net revenues	100.0	100.0
Cost of revenues:
Cost of product	31.3	30.0
Cost of software entitlements and maintenance	0.5	0.4
Cost of service	9.4	8.1

Gross profit	58.8	61.5

Operating expenses:
Sales and marketing	33.4	31.2
Research and development	15.3	13.6
General and administrative	4.5	4.4
Acquisition-related expense	—	0.2

Total operating expenses	53.2	49.4

Income from operations	5.6	12.1
Other expense, net	(0.5)	(0.6)

Income before income taxes	5.1	11.5
Provision for income taxes	0.7	1.9

Net income	4.4%	9.6%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three months ended July 27, 2012 were $1,444.6 million, down $13.6 million, or 1%, compared to the prior year. The decrease in revenues was due to a decrease in product revenues, primarily due to changes in product and customer mix and unfavorable foreign currency rates, partially offset by higher volume. The product revenue decrease was partially offset by increases in hardware maintenance contract and software entitlements and maintenance (SEM) revenues.

Gross margin percentage decreased during the three months ended July 27, 2012 compared to the prior year, primarily due to changes in mix and a higher percentage of product sales derived from Original Equipment Manufacturer (OEM) revenues. In addition, gross margin was negatively impacted by unfavorable exchange rates.

Sales and marketing, research and development, and general and administrative expenses for the three months ended July 27, 2012 totaled $769.9 million, up 7%, compared to the prior year. This increase was primarily due to a 13% increase in the average headcount during the three months ended July 27, 2012, compared to the prior year, partially offset by lower compensation cost per headcount. In addition, exchange rates had a favorable impact on expenses.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Net revenues	$1,444.6	$1,458.2	(1)%

Net revenues decreased by $13.6 million, or 1%, for the three months ended July 27, 2012, compared to the prior year. The decrease in our net revenues was due to a decrease in product revenues, which comprised 62% of net revenues for the three months ended July 27, 2012, compared to 66% for the three months ended July 29, 2011, partially offset by increases in both SEM and service revenues.

Sales through our indirect channels represented 78% and 76% of net revenues for the three months ended July 27, 2012 and July 29, 2011, respectively. Included in indirect channel sales during the three months ended July 27, 2012 and July 29, 2011 is $208.9 million and $213.4 million of OEM revenue, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2012	% of Net Revenues	July 29, 2011	% of Net Revenues
Arrow Electronics, Inc.	$229.5	16%	$212.9	15%
Avnet, Inc.	$198.3	14%	$159.1	11%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Product revenues	$898.0	$965.7	(7)%

Product revenues decreased by $67.7 million, or 7%, for the three months ended July 27, 2012 compared to the prior year. Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $462.2 million decreased by $47.9 million, or 9%, during the three months ended July 27, 2012, compared to the prior year, primarily due to a decrease in the 3000 series systems, partially offset by an increase in the 2000 series systems. Configured systems unit volume increased by 10% during the three months ended July 27, 2012, compared to the same period in the prior year. Unit volume of the 2000 series increased and unit volume of the 3000 series systems decreased, reflecting a shift in customer demand from certain 3000 series systems to the recently introduced 2000 series systems. The average selling prices (ASPs) of total configured systems decreased during the three months ended July 27, 2012, compared to the prior year, due to a shift in sales from higher priced 3000 series systems to lower priced 2000 series systems, as well as product mix within the various series and customer mix. In addition, ASPs decreased due to unfavorable foreign currency rates.

Non-configured product revenues of $435.8 million decreased $19.8 million, or 4%, during the three months ended July 27, 2012, compared to the prior year. This decrease was primarily due to lower revenue from add-on storage. In addition, our revenues from OEM products declined 2% during the period. Non-configured product revenues were unfavorably impacted by product and customer mix.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profit performance. Pricing changes, discounting practices, product competition, foreign currency, unit volumes, customer mix, natural disasters and product material costs can also impact revenues, cost of revenues and/or gross profit performance. Disks are a significant component of our storage systems. Industry disk pricing has fallen every year; however, when supplies are constrained, disk prices may increase. To the extent that disk prices increase or decrease, we intend to pass along those price increases or decreases to our customers while working to maintain relatively constant profit margins on our disk drives. As our sales price per terabyte continues to decline, improved system performance, increased capacity and software to manage this increased capacity have an offsetting impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Software entitlements and maintenance revenues	$218.5	$198.2	10%

SEM revenues increased by $20.3 million, or 10%, during the three months ended July 27, 2012 compared to the prior year. This increase was due to an increase in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Service revenues	$328.1	$294.3	11%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased by $33.8 million, or 11%, during the three months ended July 27, 2012 compared to the prior year.

Hardware maintenance contract revenues constituted approximately 71% and 70% of our service revenues for the three months ended July 27, 2012 and July 29, 2011, respectively. Such revenues increased $29.6 million, or 14%, during the three months ended July 27, 2012 compared to the prior year, as a result of an increase in the installed base under service contracts. Professional services and educational and training services constituted approximately 29% and 30% of our service revenues for the three months ended July 27, 2012 and July 29, 2011, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Americas (United States, Canada and Latin America)	$801.1	$813.4	(2)%
Europe, Middle East and Africa (EMEA)	439.3	456.7	(4)%
Asia Pacific and Japan (APAC)	204.2	188.1	9%

Net revenues	$1,444.6	$1,458.2

Americas revenues consist of Americas commercial and U.S. public sector markets.

Sales to customers inside the United States comprised 89% and 85% of America’s net revenues during the three months ended July 27, 2012 and July 29, 2011, respectively. EMEA revenues were negatively impacted by the general macroeconomic conditions in the region, as well as unfavorable foreign currency rates. Sales to Germany accounted for 10% of net revenues during each of the three months ended July 27, 2012 and July 29, 2011. No other single foreign country accounted for 10% or more of net revenues in any of the periods presented.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Cost of product revenues	$452.2	$437.4	3%

Cost of product revenues increased by $14.8 million, or 3%, during the three months ended July 27, 2012, compared to the prior year. The changes were comprised of the following elements (in percentage points of the total change):

Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Materials cost	—
Warranty	3
Excess and obsolete inventory	2
Other	(2)

Total change	3

Material costs represent 81% and 83% of product costs for the three months ended July 27, 2012 and July 29, 2011, respectively, and increased only $1.5 million from the prior period primarily due to a 10% unit volume increase in configured systems that was offset by unit material cost reductions reflecting a change in mix towards lower cost 2000 series systems and OEM products. Other product costs of sales included a $12.1 million increase in hardware related warranty expense and a $7.0 million increase in inventory write-downs.

Cost of product revenues represented 50% of product revenue for the three months ended July 27, 2012 compared to 45% in the prior year.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Cost of software entitlements and maintenance revenues	$6.6	$5.3	25%

Cost of SEM revenues increased by $1.3 million, or 25%, during the three months ended July 27, 2012 compared to the prior year, primarily due to an increase in volume-related software support costs. Cost of SEM revenues represented 3% of SEM revenues for each of the three months ended July 27, 2012 and July 29, 2011.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Cost of service revenues	$135.7	$118.6	14%

Cost of service revenues increased by $17.1 million, or 14%, during the three months ended July 27, 2012 compared to the prior year primarily due to an increase in service delivery and logistics costs. Costs represented 41% and 40% of service revenues for the three months ended July 27, 2012 and July 29, 2011, respectively.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased approximately $39.7 million, or 10%, for the three months ended July 27, 2012 compared to the prior year, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $13.7 million due to an increase in average headcount;

(ii) an increase in stock-based compensation of $18.6 million, which includes $12.8 million of expense related to the reset of the employee stock purchase plan (ESPP) offering triggered by the decline in our stock price below the grant date prices of the offerings that vested in May 2012;

(iii) an increase in incentive compensation expense of $7.4 million reflecting increased headcount and stronger operating performance.

Sales and Marketing Expenses (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Sales and marketing expenses	$482.9	$454.8	6%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense and travel and entertainment expense. Sales and marketing expenses increased due to the following:

Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	2
Incentive plan compensation	1
Stock-based compensation	2
Other compensation and benefit costs	—

Total compensation costs	5
Outside services	(1)
Amortization	(1)
Facilities and IT support costs	2
Advertising and marketing promotional expense	1

Total change	6

The increase in total compensation costs during the three months ended July 27, 2012 reflects a 12% increase in average sales and marketing headcount compared to the prior year and higher stock-based compensation expense. The increase in facilities and IT support costs during the three months ended July 27, 2012 reflects our investment in sales systems and infrastructure.

Research and Development Expense (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Research and development expenses	$221.4	$198.6	11%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expense increased due to the following:

Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	2
Incentive plan compensation	2
Stock-based compensation	4
Other compensation and benefit costs	(1)

Total compensation costs	7
Depreciation and amortization	2
Development projects	3
Other	(1)

Total change	11

The increase in total compensation costs during the three months ended July 27, 2012 reflects a 15% increase in average engineering headcount compared to the prior year and higher stock-based compensation expense. Depreciation and amortization increased due to higher levels of investment in engineering equipment. The increase in development project expense reflects increased spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products.

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

General and Administrative Expense (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
General and administrative expense	$65.6	$65.1	1%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased due to the following:

Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	1
Incentive plan compensation	2
Stock-based compensation	1
Other compensation and benefit costs	1

Total compensation costs	5
Outside services	(5)
Professional and corporate legal fees	1

Total change	1

The increase in total compensation costs during the three months ended July 27, 2012 reflects a 9% increase in average general and administrative headcount compared to the prior year and higher stock-based compensation expense. The decrease in outside services during the three months ended July 27, 2012 reflects lower spending on contractors and costs associated with Engenio integration activities that were completed in fiscal 2012 and various operational projects.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Acquisition-related expense	$—	$2.2	(100)%

During the three months ended July 29, 2011, we incurred due diligence and legal costs of $0.7 million and other integration charges of $1.5 million associated with our acquisition of Engenio.

Other Expense, Net

Interest Income (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Interest income	$10.8	$10.6	2%

The increase in interest income during the three months ended July 27, 2012, compared to the prior year, was primarily due to an increase in the investment portfolio.

Interest Expense (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Interest expense	$(19.9)	$(19.4)	3%

Interest expense was relatively flat for the three months ended July 27, 2012 compared to the prior year.

During the three months ended July 27, 2012 and July 29, 2011, we recognized non-cash interest expense from the amortization of debt discount and issuance costs related to our Notes, net of capitalized interest, of $14.3 million and $13.7 million, respectively. The coupon interest expense related to our Notes, net of capitalized interest, was $5.4 million and $5.5 million during the three months ended July 27, 2012 and July 29, 2011, respectively.

Other Income (Expense), Net (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Other income (expense), net	$3.1	$(0.3)	NM

NM - Not Meaningful

Other income (expense), net, increased $3.4 million primarily due to $3.1 million of net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 27, 2012	July 29, 2011	% Change
Provision for income taxes	$10.4	$27.6	(62)%

Our effective tax rate for the three months ended July 27, 2012 was 14.0% compared to an effective tax rate of 16.5% for the three months ended July 29, 2011. Our effective tax rates for the three months ended July 27, 2012 and July 29, 2011 differ from the U.S. statutory rate of 35% because our foreign earnings are taxed at rates lower than the U.S. statutory rate. Our provision for income taxes and our effective tax rate decreased for the three months ended July 27, 2012 compared to the three months ended July 29, 2011 as a result of lower pre-tax income, primarily in the U.S.

As of July 27, 2012, we had $162.8 million of unrecognized tax benefits, of which $107.5 million has been recorded in other long-term liabilities and of which $96.0 million, including penalties and interest, would affect our provision for income taxes if recognized.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 27, 2012.

Liquidity Sources and Cash Requirements

Our principal sources of liquidity as of July 27, 2012 consisted of approximately $5.4 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	July 27, 2012	April 27, 2012
Cash and cash equivalents	$1,529.4	$1,549.8
Short-term investments	3,911.7	3,848.7

Total	$5,441.1	$5,398.5

As of July 27, 2012, $2.5 billion of cash, cash equivalents and short-term investments were held in the United States, while $2.9 billion were held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt. Our contractual obligations as of July 27, 2012 are summarized below in the Contractual Obligations table.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies and conversions of our Notes by holders. Based on our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, principal and interest payments on our Notes and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Our investment portfolio, including auction rate securities, has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions, debt obligations or other cash requirements. We intend to and believe that we have the ability to hold these investments until the market recovers. If current market conditions deteriorate, we may be required to record additional charges to earnings in future periods. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our investments in Greece, Italy, Portugal, and Spain are individually and collectively not material.

Debt Conversion and Redemption Requirements

Our Notes, which have a principal amount of $1.265 billion, become unconditionally convertible at the option of the holders of the Notes on March 1, 2013 and mature on June 1, 2013 unless earlier repurchased or converted (see Note 9 of the accompanying condensed consolidated financial statements). Our common stock price did not exceed the conversion threshold for the Notes for at least 20 trading days during the 30 consecutive trading days ended June 30, 2012, and accordingly, as of July 27, 2012 the Notes were not convertible at the option of the holder. Upon conversion of our Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; India and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. Our capital expenditures were $61.9 million during the three months ended July 27, 2012. We anticipate capital expenditures for the remainder of fiscal 2013 to be between $200.0 million and $250.0 million, including $69.6 million for the anticipated buyout of our properties subject to synthetic leases.

Share Repurchase

As of July 27, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under our stock repurchase program. As of July 27, 2012, the remaining authorized amount for stock repurchases under our stock repurchase program was $0.3 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

Cash Flows

As of July 27, 2012, our cash, cash equivalents and short-term and long-term investments increased by $37.9 million from April 27, 2012, to $5.5 billion. The increase was primarily a result of $229.2 million of cash provided by operating activities and $35.0 million from issuances of common stock under employee equity award plans, partially offset by $150.0 million in cash paid for the repurchase of common stock and $61.9 million in capital expenditures. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of July 27, 2012 decreased to 37 days, compared to 44 days as of April 27, 2012, primarily due to improvements in shipment linearity and faster collections. Working capital decreased by $25.8 million to $3.3 billion as of July 27, 2012, primarily due to a decrease in accounts receivable, partially offset by a decrease in accrued compensation and related benefits.

Cash Flows from Operating Activities

During the three months ended July 27, 2012, we generated cash from operating activities of $229.2 million. The primary sources of cash from operating activities during the three months ended July 27, 2012 consisted of net income of $63.8 million, adjusted by depreciation and amortization of $82.4 million and stock-based compensation of $79.2 million. Significant changes in assets and liabilities impacting operating cash flows included a decrease in accounts receivable of $244.2 million and a decrease in accrued compensation and related benefits of $123.1 million primarily attributable to employee payouts related to the fiscal year 2012 commissions and incentive compensation plans.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the three months ended July 27, 2012, we purchased $66.1 million of investments, net of redemptions, and paid $61.9 million for capital expenditures.

Cash Flows from Financing Activities

During the three months ended July 27, 2012, we used $112.1 million in financing activities, which consisted of $150.0 million for the repurchase of 4.9 million shares of common stock at an average price of $30.31 per share and we generated $35.0 million from the issuance of common stock under our employee equity award programs.

Contractual Obligations

The following table summarizes our contractual obligations as of July 27, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$26.5	$40.0	$39.9	$34.4	$19.7	$53.8	$214.3
Real estate lease payments(1)	60.2	—	—	—	—	—	60.2
Less: sublease income	(1.6)	(1.5)	(1.4)	(1.0)	—	—	(5.5)
Equipment operating lease payments	19.0	18.6	9.3	3.7	0.6	—	51.2
Purchase commitments with contract manufacturers(2)	279.6	1.2	0.2	—	—	—	281.0
Capital expenditures	26.4	1.0	19.0	3.9	—	—	50.3
Other purchase obligations(3)	107.3	38.6	25.7	15.5	12.0	1.5	200.6

Total off balance-sheet commitments	517.4	97.9	92.7	56.5	32.3	55.3	852.1
1.75% Convertible Notes(4)	1,275.9	11.1	—	—	—	—	1,287.0
Long-term financing arrangements	8.4	4.6	2.0	1.5	0.7	—	17.2
Uncertain tax positions(5)							109.7

Total	$1,801.7	$113.6	$94.7	$58.0	$33.0	$55.3	$2,266.0

Other Commercial Commitments:
Letters of credit	$9.7	$0.1	$0.2	$0.4	$1.7	$1.0	$13.1

(1)

Included in real estate lease payments pursuant to three financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $1.1 million, which are based on a fixed rate for terms of five years and (ii) at the expiration or termination of the leasing arrangements, a supplemental payment obligation equal to our minimum guarantee of $59.1 million in the event that we elect not to purchase or arrange for sale of the buildings.

(2)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. As of July 27, 2012, we recorded accruals of $7.2 million for firm, non-cancelable purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory.

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

(4)

Included in these amounts are obligations related to the $1.265 billion principal amount of our Notes (see Note 9 of the accompanying condensed consolidated financial statements). Estimated interest payments for the Notes are $11.0 million and $11.1 million for the remainder of fiscal 2013 and fiscal 2014, respectively.

(5)

As of July 27, 2012, our liability for uncertain tax positions was $109.7 million, including interest and penalties, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

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

As of July 27, 2012, we have three leasing arrangements with BNPPLC, one of which requires us to lease certain of our land to BNPPLC for a period of 99 years and all of which require us to lease approximately 0.3 million square feet of office space from BNPPLC for our headquarters in Sunnyvale, California, which had an aggregate original cost of $69.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost, up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between BNPPLC’s cost and fair value, up to the residual guarantee, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the aggregate cost, the aggregate residual guarantee, the applicable fixed rates at July 27, 2012 and the lease commencement dates for our leasing arrangements:

Cost	Residual Guarantee	Fixed Rates	Lease Commencement Dates	Term
$69.6 million	$59.1 million	3.67% - 3.69%	December 2007 - January 2008	5 years

These leasing arrangements require us to maintain specified financial covenants with which we were in compliance as of July 27, 2012. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than 3:1 and a minimum amount of Unencumbered Cash and Short-Term Investments of $300.0 million. Our failure to comply with these financial covenants could result in a default under the leases, which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements or (ii) exercise certain foreclosure remedies.

Based on a recent announcement by BNPPLC that it intends to phase out of its synthetic lease activities, we expect to exercise our option to buy out our synthetic leases when their five year terms expire in December 2012 through January 2013.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of July 27, 2012, our financial guarantees of $13.1 million that were not recorded on our condensed consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

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

•

We use foreign currency forward contracts to hedge exposures related to forecasted sales denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration.

As of July 27, 2012, the notional fair value of foreign currency forward and option contracts totaled $553.2 million. We do not believe that these derivatives present significant credit risks, because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 11 of the accompanying condensed consolidated financial statements for more information related to our hedging activities.

In the ordinary course of business, some of our customers have entered into recourse and nonrecourse financing leasing arrangements using third-party leasing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues in accordance with our revenue recognition policies. As of July 27, 2012, the maximum guaranteed payment contingencies under our financing arrangements totaled approximately $161.4 million, and the related deferred revenue totaled approximately $151.3 million.

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third-parties due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

We have commitments related to three leasing arrangements with BNPPLC for approximately 0.3 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $60.2 million as discussed above in “Contractual Obligations.”

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of July 27, 2012, we had debt investments of $4.0 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit and U.S. Treasury and government debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels as of July 27, 2012 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $44 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company-specific events and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. We monitor and evaluate our investment portfolio on a quarterly basis for any other-than-temporary impairments.

We are also exposed to market risk relating to our auction rate securities due to uncertainties in the credit and capital markets. As of July 27, 2012, our holdings in these securities had a par value of $50.6 million and an estimated fair value of $46.3 million. The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our auction rate securities. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in estimated fair value.

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

Convertible Notes — In June 2008, we issued $1.265 billion principal amount of 1.75% Notes due 2013, of which $1,017.0 million was allocated to debt and $248.0 million was allocated to equity. Holders may convert the Notes prior to March 1, 2013 upon the occurrence of certain circumstances, including, but not limited to:

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

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for these Notes for at least 20 trading days during the 30 consecutive trading days ended June 30, 2012. Accordingly, as of July 27, 2012, the Notes were not convertible at the option of the holder. Since the Notes were not convertible, the difference between the principal amount and the carrying value of the Notes was reflected as equity on our condensed consolidated balance sheet as of July 27, 2012.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of July 27, 2012, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $32.91 on July 27, 2012, the if-converted value of our Notes exceeded their principal amount by approximately $42.2 million.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of the Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of the Notes for disclosure purposes. As of July 27, 2012, the principal amount of the Notes was $1.265 billion, and the total estimated fair value of the principal amount was $1.476 billion, or 116.7% of the face value of the Notes, based upon quoted market information as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign-currency-denominated monetary assets and liabilities. All balance sheet hedges are marked-to-market through earnings each period. We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to forecasted sales transactions. These derivatives are designated and qualify as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at July 27, 2012, the time-value component is recorded in earnings while all other unrealized gains or losses are included in other comprehensive income.

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

The following table provides information about our currency forward contracts outstanding as of July 27, 2012 (in millions):

Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Purchase Contracts:
Euro	236.7	$291.5	$291.7
British Pound Sterling	54.0	84.7	85.0
Australian Dollar	70.7	73.9	82.6
Canadian Dollar	20.8	20.7	20.8
Israeli Shekel	94.2	23.2	23.3
Other	N/A	59.2	59.3

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (SEC). Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 27, 2012, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to NetApp, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Our operating results may be adversely affected by uncertain economic and market conditions.

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions, such as the continuing fiscal challenges in the United States and Europe, have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:

•	Reduced demand for our products as a result of constraints on IT-related spending by our customers;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Risk of supply constraints;

•	Risk of excess and obsolete inventories;

•	Inability of customers to obtain credit to finance purchases of our product and services, failure of customers to pay or defaults by customers on credit extended to them;

•	Counterparty failures that negatively impact our treasury operations;

•	Excess facilities costs;

•	Higher overhead costs as a percentage of revenues;

•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines and related asset impairments.

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

•

Our reliance on a limited number of suppliers and industry consolidation in our supply base, which could subject us to periodic supply-and-demand, price rigidity, and quality issues with our components;

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

•

Actual events, circumstances, outcomes and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of valuation allowances), liabilities, and other items reflected in our condensed consolidated financial statements;

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

We intend to continue to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately procure inventory by our contract manufacturers; a failure to timely cancel, reschedule, or adjust our requirements based on our business needs; perceived or real problems with product quality control; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. An increase in component costs relative to product prices could have an adverse affect on our gross margin and earnings. As the demand for our products has increased, we have experienced, and may continue to experience, tightening of supply of some components leading to longer lead times and component supply constraints, which has resulted in and in the future could continue to result in the delay of shipments.

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

Our expense levels are based in part on our expectations as to future revenues, and a significant percentage of our expenses are fixed. We have a limited ability to significantly reduce our fixed costs quickly, and if revenue levels are below our expectations, operating results will be adversely impacted. During periods of uneven growth or decline, we may incur costs before we realize the anticipated related benefits, which could harm our operating results. We have made, and will continue to make, significant investments in engineering, sales, service and support, marketing and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the related anticipated benefits, such as revenue growth, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business, operating results and financial condition.

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

Our gross margins have varied over time and may continue to vary, and such variation makes it more difficult to forecast our earnings.

Our total gross margins are impacted by the mix of our product, software entitlements and maintenance and services revenues.

Our product gross margins have been and may continue to be affected by a variety of factors, including:

•	Demand for storage and data management products;

•	Pricing actions, rebates, sales initiatives, discount levels, and price competition;

•	Changes in the mix between direct versus indirect and OEM sales, each of which has a different gross margin structure;

•	Changes in customer, geographic, or product mix, including mix of configurations within products;

•	The timing and amount of revenue recognized and deferred;

•	New product introductions and enhancements;

•	Licensing and royalty arrangements;

•	Excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	Possible product and software defects as we transition our products; and

•	The cost of components, contract manufacturing costs, quality, warranty, and freight.

Changes in software entitlements and maintenance gross margins may result from various factors, such as:

•	The size of the installed base of products under technical support contracts;

•	The timing of technical support service contract renewals; and

•	Demand for and the timing of delivery of upgrades.

Changes in service gross margins may result from various factors, such as:

•	The mix of customers;

•	The size and timing of service contract renewals;

•	Spares stocking requirements to support new product introductions, service needs and logistics requirements;

•	The level of spending on our customer support infrastructure;

•	The volume, cost and use of outside partners to deliver support services on our behalf; and

•	Product quality and serviceability issues.

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

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the three months ended July 27, 2012, revenues generated from sales through our indirect channel accounted for 78% of net revenues. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

We have OEM relationships with several companies including IBM, Teradata, Fujitsu Technology Solutions (Fujitsu), Oracle and Dell, which collectively accounted for 14% of our net revenue during the three months ended July 27, 2012. These relationships enable these OEMs to market and sell their branded solutions based on our unified solutions, as well as associated software offerings, or in the case of Fujitsu, enables Fujitsu to lease, sell, market and resell our products to end users and Fujitsu sales partners worldwide, to integrate our products into Fujitsu bundled offerings, and to market our support services. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. Therefore, our relationships with these OEMs may not continue to generate significant revenues. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

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

During the three months ended July 27, 2012, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for approximately 16% and 14%, respectively, of our net revenues. We also have significant OEM agreements, as discussed above. The loss of orders from these, or any of our more significant customers, strategic partners, distributors or resellers could cause our revenues and profitability to suffer.

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

The U.S. government has historically contributed to our revenue growth and has become an important customer for us. Future revenues from the U.S. government are subject to shifts in government spending patterns. A decrease in government demand for our products could materially and adversely affect our revenues. In addition, our business could be adversely affected by claims that we or a channel partner have failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

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

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations (EAR) administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons. Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. We take a variety of precautions to prevent our products from being shipped to U.S.-sanctioned targets; however, our products could be shipped to those targets by third parties, including potentially our channel partners, despite such precautions. For instance, media reports starting in November 2011 have asserted that certain of our products were delivered to Syria through a third-party possibly in violation of U.S. export-control laws. We have publicly stated that we condemn any use of our products or technologies in Syria, we have notified the U.S. government that we are conducting a review of these allegations, and intend to cooperate fully with any government inquiry. We have met with U.S. government officials, provided information at their request, and expressed our willingness to continue cooperating with any further inquiry or investigation. If we become the subject of an investigation and are found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial position. Even if we are not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant financial and reputational harm and distract senior executives from managing our normal day-to-day operations, which could have a material and adverse impact on our business, operating results and financial position.

If we are unable to maintain our existing relationships and develop new relationships with major strategic partners, our revenues may be impacted negatively.

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. We have significant partner relationships with database, business application, backup management and server virtualization companies, including Microsoft, Cisco, Oracle, SAP, Symantec and VMware. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. There is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, these partnerships may not generate significant revenues or may not continue to be in effect for any specific period of time. If these relationships are not maintained or fail to materialize as expected, we could experience lower than expected revenue, suffer delays in product development, or experience other operational difficulties.

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

All of our products address the storage and data management markets. Accordingly, our future financial performance will depend in large part on continued growth in the storage and data management markets and on our ability to adapt to emerging standards in these markets. The markets for storage and data management have been recently adversely impacted by the global economic uncertainty, and as a result of continued uncertainty, the markets may not grow as anticipated or may decline. Also, even if spending in the IT market increases, our revenues may not grow at the same pace or at all.

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

The market price for our common stock has experienced substantial volatility in the past, and several factors could cause substantial fluctuation in the future. These factors include but are not limited to:

•	Fluctuations in our operating results compared to prior periods and forecasts;

•	Variations between our operating results and either the guidance we have furnished to the public or the published expectations of securities analysts;

•	Industry consolidation and the resulting perception of increased competition;

•	Economic developments in the storage and data management market as a whole;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Changes in analysts’ recommendations or projections;

•	Changes in our relationships with our suppliers, customers, channel and strategic partners;

•	Announcements of the completion or dissolution of strategic alliances within the industry;

•	Dilutive impacts of our convertible Notes and related warrants;

•	International conflicts and acts of terrorism;

•	Announcements of new products, applications, or product enhancements by us or our competitors;

•	Announcements related to planned or completed mergers or other acquisitions by us or our competitors;

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies; and

•	General market conditions, including recent global and regional economic uncertainties.

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

Although a substantial portion of our business is located and conducted in the U.S., a significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. During the three months ended July 27, 2012, our international revenues accounted for 51% of our total revenues. A substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including regulatory, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and acts of terrorism and international conflicts. In addition, we may not be able to maintain or increase international market demand for our products.

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

On March 26, 2012, we received a Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 tax returns. On April 25, 2012, we filed a protest related to transfer pricing. In February 2012, the IRS commenced an examination of our fiscal 2008 through fiscal 2010 income tax returns. We are also under audit by the California Franchise Tax Board for our fiscal 2007 and 2008 California income tax returns. Our open years in U.S. federal jurisdictions are fiscal 2005 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized.

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

Any conversion of the Notes may cause dilution to our shareholders and to our earnings per share. If the average trading price of our common stock in each fiscal quarter exceeds the conversion price of $31.85 per share, the Notes will cause an increase in diluted share count and result in lower reported earnings per share. Based on the trading price of our common stock as of July 27, 2012, we had approximately 1 million shares of common stock potentially issuable on conversion of our Notes. The Note hedge transactions discussed below, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the common stock potentially issuable on conversion of the Notes. Upon conversion of any Notes, we would be required to deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

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

Future issuances of common stock related to our Notes, warrants and employee equity awards may adversely affect the trading price of our common stock and the Notes.

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. At July 27, 2012 the contingent conversion thresholds of the Notes were not exceeded. Accordingly, as of July 27, 2012, the Notes were not convertible at the option of the holder. The determination of whether or not the Notes are convertible will be performed quarterly on a calendar basis. Upon conversion of any Notes, we would be required to deliver cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of July 27, 2012, we had options outstanding to purchase approximately 22 million shares of our common stock and a total of approximately 14 million restricted stock units, for which common stock will be issued upon vesting of such. If all the outstanding options were exercised, the proceeds to the Company would average approximately $30 per share. We also had 9 million shares of our common stock reserved for future issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise/vesting could adversely affect the trading price of our common stock.

As of July 27, 2012, we had approximately 3 million shares of our common stock available for future issuance under our Employee Stock Purchase Plan (ESPP). The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock. In addition, the ESPP includes a purchase price adjustment provision such that employees who elect to participate are granted options to purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. If the adjustment is triggered due to a decline in the market value of our common stock, we could incur a significant non-cash charge in our statement of operations. For example, during the three months ended January 27, 2012 and July 27, 2012, we recorded charges related to the purchase price adjustment provision of approximately $10.9 million and $12.8 million, respectively.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal year 2011, we completed acquisitions of two technology companies, and in fiscal 2012, we completed the acquisition of certain assets related to Engenio. The acquisition and ongoing integration of new businesses into our business may adversely affect our operations and profitability. We may not achieve the anticipated cost savings and synergies or realize our estimated revenue, gross margin, profit or other financial projections or business objectives in a timely manner or at all due to a number of factors, including the following:

•	The inability to successfully integrate the operations, technologies, products, personnel and business systems of the acquired companies;

•	In the case of an asset purchase, the failure to acquire all of the assets necessary to operate the acquired business;

•	The loss of key employees of the acquired businesses, which could adversely impact our ability to manage the business and our ability to realize our financial forecasts;

•	The inability to retain the customers and partners of acquired businesses following the acquisition;

•	Substantial transaction costs and accounting charges; and

•	Exposure to litigation related to acquisitions.

Acquisitions may also result in risks to our existing business, including:

•	The diversion of management’s attention from daily operations of the existing business;

•	Deterioration of our internal control over financial reporting as a result of inconsistencies between our standards, procedures and policies and those of acquired businesses;

•	Reliance on the selling party’s processes, data, supply chain management and reporting during the transition period following the completion of acquisitions;

•	Dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	Assumption of additional liabilities;

•	Incurrence of additional debt or a decline in available cash;

•	The need to incur restructuring charges or other non-recurring expenses;

•	Liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition; and

•	Intangible assets that could result in significant future amortization expense.

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

As of July 27, 2012, we had $5.5 billion in cash, cash equivalents, investments and restricted cash. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, money market funds and U.S. Treasury securities. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, the downgrade in the U.S.’s credit rating, and bankruptcy filings in the U.S., which have affected various sectors of the financial markets and led to global credit and liquidity issues. The fair value of these financial investments may change significantly due to events and conditions in the credit and capital markets. Any investment securities that we hold or the issues comprising such securities, could be subject to review for possible downgrade. Any downgrade in credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

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

In addition, we hold investments in auction rate securities (ARSs) with a par value of $50.6 million and a fair value of $46.3 million, which are securities with long-term nominal maturities. All of our ARSs are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high, based on this guarantee.

We have classified all of our ARSs as other non-current assets in our consolidated balance sheet as of July 27, 2012 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future periods.

On occasion, we make strategic investments in other companies which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control.

In the event of adverse conditions in the credit and capital markets, our investment portfolio may be impacted and our results of operations or financial condition could be adversely impacted.

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

As of July 27, 2012, $2.9 billion of cash, cash equivalents and short-term investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

Our synthetic leases are off-balance sheet arrangements that could negatively affect our financial condition and operating results. In addition, we have invested substantial resources in new facilities and physical infrastructure, which will increase our fixed costs. Our operating results could be harmed if our business does not grow proportionately to our increased fixed costs.

We have various synthetic leasing arrangements with BNP Paribas Leasing Corporation as lessor (BNPPLC) for our headquarters office buildings and land in Sunnyvale, California, as well as long-term facilities leases at various other domestic and international sites.

Our future minimum lease payments under these leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. In addition, with respect to our synthetic leases, if we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value of up to $59 million to BNPPLC. If the fair value of the properties declines below their cost, our residual value guarantee would require us to pay the difference to BNPPLC, up to the residual guarantee. As of July 27, 2012, the estimated fair value of certain properties was approximately $5 million below the cost of the properties, which we have accrued as of July 27, 2012. Any further decline in the fair value of the properties could adversely impact our financial condition and operating results.

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

Our business and operations have experienced rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves our reputation and the key aspects of our corporate culture, our business and operating results could be harmed.

Due to recent organic growth and acquisitions, we have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. We incur significant expenditures and the allocation of valuable management resources to assimilate new human resources in a manner that preserves the key aspects of our corporate culture and enables us to maintain our reputation in the marketplace. If we do not effectively manage our growth and train, retain and manage our employee base, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

In addition, as our headcount increases, our costs could also increase. Our business will be harmed if our efforts to expand our organization and headcount are not accompanied by a corresponding increase in revenues.

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

In March 2010, President Obama signed into law a comprehensive health care reform package. We cannot currently determine the impact that such legislation could have on our business, results of operations or financial condition.

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

In addition, because of the structure of our incentive compensation plans, we may be at increased risk of losing employees at certain points in time. For example, the retention value of our compensation plans decreases after the payment of bonuses or the vesting of equity awards or other equity compensation. As a result, employees may be more likely to leave us during periods following such payments or the vesting of such awards. The loss of services of a significant number of our key employees during a short period of time could be disruptive to our product development and sales efforts and adversely impact our business relationships and operating results.

Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by fire, floods, hurricanes, earthquakes, volcanoes, power loss, power shortages, environmental disasters, telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters and one of our major data centers are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 27, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 28, 2012 - May 25, 2012	—	$—	118,971	$496.2
May 26, 2012 - June 22, 2012	—	$—	118,971	496.2
June 23, 2012 - July 27, 2012	4,949	$30.31	123,921	346.2

Total	4,949	$30.31	123,921	346.2

(1)

As of July 27, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under a stock repurchase program. Since the May 13, 2003 inception of this program through July 27, 2012, we repurchased a total of 123.9 million shares of our common stock at an average price of $29.68 per share, for an aggregate purchase price of $3.7 billion. As of July 27, 2012, the remaining authorized amount for stock repurchases under this program was $0.3 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

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

NETAPP, INC.
(Registrant)

/S/ NICHOLAS R. NOVIELLO
Nicholas R. Noviello
Executive Vice President and Chief Financial Officer

Dated: August 30, 2012

EXHIBIT INDEX

Exhibit No	Description

3.1(1)	Certificate of Incorporation of the Company, as amended.

3.2(2)	Bylaws of the Company.

10.1	Form of Amendment to Change of Control Severance Agreement

10.2	Form of Change of Control Severance Agreement (Non-CEO Executives)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated December 6, 2010.
*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.