Form 10-Q
period 2012-10-26
NetApp, Inc.
filed 2012-11-30
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2012

or

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

As of November 19, 2012, there were 358,283,903 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2012 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go further, faster, Bycast, CyberSnap, Data Center Fitness, DataFabric, Data ONTAP, Decru, Engenio, ExpressPod, FAServer, FilerView, FlexCache, FlexClone, FlexPod, FlexShare, FlexVol, FPolicy, Manage ONTAP, MultiStore, NearStore, Network Appliance, NOW (NetApp On the Web), OnCommand, ONTAPI, RAID-DP, SecureShare, Simulate ONTAP, SnapCopy, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, SyncMirror, VFiler, VFM, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Microsoft and Windows are registered trademarks of Microsoft Corporation. Symantec is a trademark of Symantec Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 26, 2012	April 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,816.8	$1,549.8
Short-term investments	3,754.2	3,848.7
Accounts receivable, net of allowance of $0.8 million and $0.4 million as of October 26, 2012 and April 27, 2012, respectively	615.0	830.9
Inventories	213.2	161.5
Other current assets	488.5	435.6

Total current assets	6,887.7	6,826.5
Property and equipment, net	1,132.4	1,137.2
Goodwill	905.2	905.2
Other intangible assets, net	193.1	236.0
Other non-current assets	435.5	427.4

Total assets	$9,553.9	$9,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246.6	$233.1
Accrued compensation and related benefits	311.0	340.3
Other current liabilities	378.2	377.6
1.75% Convertible Senior Notes due 2013	1,229.4	1,202.3
Short-term deferred revenue	1,408.5	1,366.5

Total current liabilities	3,573.7	3,519.8
Other long-term liabilities	216.3	206.9
Long-term deferred revenue	1,361.7	1,449.4

Total liabilities	5,151.7	5,176.1

Commitments and contingencies (Note 15)

1.75% Convertible Senior Notes due 2013	0.0	62.6

Stockholders’ equity:
Common stock, $0.001 par value, (462.4 and 468.9 shares issued as of October 26, 2012 and April 27, 2012, respectively)	0.5	0.5
Additional paid-in capital	4,585.9	4,410.3
Treasury stock, at cost (104.3 shares as of October 26, 2012 and April 27, 2012)	(2,927.4)	(2,927.4)
Retained earnings	2,735.0	2,805.3
Accumulated other comprehensive income	8.2	4.9

Total stockholders’ equity	4,402.2	4,293.6

Total liabilities and stockholders’ equity	$9,553.9	$9,532.3

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended

	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Revenues:
Product	$995.8	$1,016.2	$1,893.8	$1,981.9
Software entitlements and maintenance	219.4	198.0	437.9	396.2
Service	326.0	292.8	654.1	587.1

Net revenues	1,541.2	1,507.0	2,985.8	2,965.2

Cost of revenues:
Cost of product	477.3	460.7	929.5	898.1
Cost of software entitlements and maintenance	7.0	5.6	13.6	10.9
Cost of service	143.0	127.7	278.7	246.3

Total cost of revenues	627.3	594.0	1,221.8	1,155.3

Gross profit	913.9	913.0	1,764.0	1,809.9

Operating expenses:
Sales and marketing	488.2	454.1	971.1	908.9
Research and development	223.8	199.7	445.2	398.3
General and administrative	66.6	65.1	132.2	130.2
Acquisition-related expense	0.0	1.7	0.0	3.9

Total operating expenses	778.6	720.6	1,548.5	1,441.3

Income from operations	135.3	192.4	215.5	368.6
Other expense, net:
Interest income	11.0	8.3	21.8	18.9
Interest expense	(19.8)	(16.4)	(39.7)	(35.8)
Other income (expense), net	1.2	(0.4)	4.3	(0.7)

Total other expense, net	(7.6)	(8.5)	(13.6)	(17.6)

Income before income taxes	127.7	183.9	201.9	351.0
Provision for income taxes	18.1	18.3	28.5	45.9

Net income	$109.6	$165.6	$173.4	$305.1

Net income per share:
Basic	$0.30	$0.46	$0.48	$0.83

Diluted	$0.30	$0.44	$0.47	$0.78

Shares used in net income per share calculations:
Basic	362.0	361.5	364.1	365.9

Diluted	368.2	376.0	369.7	390.8

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Net income	$109.6	$165.6	$173.4	$305.1

Other comprehensive income:
Foreign currency translation adjustments	3.6	(2.1)	(1.6)	(3.1)
Defined benefit obligation adjustments	0.1	0.0	0.2	0.0
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	2.5	(7.8)	6.6	(6.8)
Income tax effect on unrealized holding gains (losses)	0.2	1.6	(0.3)	1.9
Reclassification adjustments for gains included in net income	(0.5)	(0.0)	(0.6)	(0.5)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(5.5)	5.9	0.9	10.3
Reclassification adjustments for (gains) losses included in net income	2.6	(5.8)	(1.9)	(7.6)

Other comprehensive income (loss)	3.0	(8.2)	3.3	(5.8)

Comprehensive income	$112.6	$157.4	$176.7	$299.3

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 26, 2012	October 28, 2011
Cash flows from operating activities:
Net income	$173.4	$305.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169.1	136.9
Stock-based compensation	144.2	121.1
Accretion of discount and issuance costs on Notes	28.7	25.2
Deferred income tax provision	(50.0)	(71.2)
Tax benefit from stock-based compensation	28.2	79.1
Excess tax benefit from stock-based compensation	(43.6)	(84.7)
Other non-cash items, net	10.1	(3.2)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	212.9	115.6
Inventories	(51.7)	(18.3)
Other operating assets	(16.9)	(12.5)
Accounts payable	13.9	45.6
Accrued compensation and other current liabilities	(15.9)	(173.1)
Deferred revenue	(42.6)	126.9
Other operating liabilities	5.8	18.3

Net cash provided by operating activities	565.6	610.8

Cash flows from investing activities:
Purchases of investments	(1,243.0)	(1,306.6)
Maturities and sales of investments	1,336.4	1,347.0
Purchases of property and equipment	(129.0)	(191.6)
Acquisition of business	0.0	(480.0)
Other investing activities, net	2.8	2.0

Net cash used in investing activities	(32.8)	(629.2)

Cash flows from financing activities:
Issuance of common stock	45.1	51.9
Repurchase and retirement of common stock	(348.3)	(600.0)
Excess tax benefit from stock-based compensation	43.6	84.7
Other financing activities, net	(0.3)	1.6

Net cash used in financing activities	(259.9)	(461.8)

Effect of exchange rate changes on cash and cash equivalents	(5.9)	(8.1)
Net increase (decrease) in cash and cash equivalents	267.0	(488.3)
Cash and cash equivalents:
Beginning of period	1,549.8	2,757.3

End of period	$1,816.8	$2,269.0

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  The Company

Headquartered in Sunnyvale, California, NetApp, Inc. (we, us, or the Company) is a supplier of enterprise storage and data management software and hardware products and services. Our solutions help global enterprises meet information technology challenges such as managing storage growth, assuring secure and timely information access, protecting data and controlling costs by providing innovative solutions that simplify the complexity associated with managing corporate data.

2.  Condensed Consolidated Financial Statements

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. The first and second quarters of fiscal 2013 and 2012 were each 13-week periods.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 27, 2012 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 19, 2012. The results of operations for the three and six months ended October 26, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3.  Significant Accounting Policies

There have been no significant changes in our significant accounting policies as of and for the six months ended October 26, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2012.

Recent Accounting Standards Not Yet Effective

In September 2011, the Financial Accounting Standards Board (FASB) issued a revised accounting standard intended to simplify how an entity tests goodwill for impairment. The revised standard will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for us beginning in our fourth quarter of fiscal 2013. We do not expect this guidance to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued new guidance that will require us to disclose information about offsetting arrangements associated with financial and derivative instruments to enable users of our financial statements to understand the effect of those arrangements on our financial position. This guidance is effective for us beginning in our first quarter of fiscal 2014, at which time we will include the applicable disclosures required by this accounting standard update. Other than requiring additional disclosures related to offsetting arrangements, we do not anticipate material impacts on our financial statements upon adoption.

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

4.  Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Six Months Ended
	October 26, 2012	October 28, 2011
Non-cash Investing and Financing Activities:
Reclassification of equity component of convertible debt	$62.6	$114.6
Acquisition of property and equipment on account	$20.0	$41.0
Acquisition of property and equipment through long-term financing	$0.8	$2.5
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$26.5	$22.7
Interest paid, net of capitalized interest	$11.3	$10.3

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

The following are the fair value of assets acquired and liabilities assumed as of the closing date (in millions):

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

6.  Other Intangible Assets, Net

Other intangible assets, net consist of acquisition-related finite-lived intangibles, as summarized below (in millions):

	October 26, 2012			April 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Developed technology	$282.1	$(106.9)	$175.2	$282.1	$(79.0)	$203.1
Customer contracts/relationships	54.6	(40.5)	14.1	59.4	(32.7)	26.7
Trademarks and trade names	9.9	(6.9)	3.0	14.7	(9.7)	5.0
Covenants not to compete	2.2	(1.4)	0.8	2.2	(1.0)	1.2

Total other intangible assets	$348.8	$(155.7)	$193.1	$358.4	$(122.4)	$236.0

Amortization expense for finite-lived intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of Operations
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011	Classifications
Developed technology	$14.0	$14.0	$27.9	$27.9	Cost of product revenues
Customer contracts/relationships	6.3	6.4	12.6	15.4	Sales and marketing
Trademarks and trade names	1.0	1.1	2.0	2.3	Sales and marketing
Covenants not to compete	0.2	0.2	0.4	0.4	Sales and marketing

	$21.5	$21.7	$42.9	$46.0

As of October 26, 2012, future amortization expense related to finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2013	$41.3
2014	52.0
2015	50.6
2016	46.9
2017	2.3

Total	$193.1

7.  Balance Sheet Details

Cash and cash equivalents (in millions):

	October 26, 2012	April 27, 2012
Cash	$1,275.2	$649.8
Cash equivalents	541.6	900.0

Cash and cash equivalents	$1,816.8	$1,549.8

Inventories (in millions):
	October 26, 2012	April 27, 2012
Purchased components	$52.9	$30.9
Finished goods	160.3	130.6

Inventories	$213.2	$161.5

Other current assets (in millions):
	October 26, 2012	April 27, 2012
Deferred tax assets	$248.4	$201.6
Prepaid expenses and other current assets	233.5	225.4
Short-term restricted cash	6.6	8.6

Other current assets	$488.5	$435.6

Property and equipment, net (in millions):
	October 26, 2012	April 27, 2012
Land	$247.6	$247.6
Buildings and building improvements	447.6	417.9
Leasehold improvements	104.5	96.5
Computer, production, engineering and other equipment	695.9	638.1
Software	390.4	381.6
Furniture and fixtures	80.7	71.7
Construction-in-progress	99.9	107.1

	2,066.6	1,960.5
Accumulated depreciation and amortization	(934.2)	(823.3)

Property and equipment, net	$1,132.4	$1,137.2

Software includes capitalized internal-use software development costs. The net book value of such is as follows (in millions):

	October 26, 2012	April 27, 2012
Computer software	$132.5	$160.1

Other non-current assets (in millions):

	October 26, 2012	April 27, 2012
Auction rate securities	$46.5	$51.0
Restricted cash	2.5	2.6
Deferred tax assets	190.3	203.8
Other assets	196.2	170.0

Other non-current assets	$435.5	$427.4

Short-term and long-term deferred revenue (in millions):

	October 26, 2012	April 27, 2012
Product	$18.6	$25.7
SEM and service	2,751.6	2,790.2

Total	$2,770.2	$2,815.9

Reported as:
Short-term	$1,408.5	$1,366.5
Long-term	1,361.7	1,449.4

Total	$2,770.2	$2,815.9

Accumulated other comprehensive income (in millions):

The components of accumulated other comprehensive income (AOCI), net of related immaterial tax effects, were as follows:

	October 26, 2012	April 27, 2012
Accumulated foreign currency translation adjustments	$3.3	$4.9
Accumulated defined benefit obligation adjustments	(4.2)	(4.4)
Accumulated unrealized gains on available-for-sale securities	10.6	4.9
Accumulated unrealized losses on derivatives instruments	(1.5)	(0.5)

Total accumulated other comprehensive income	$8.2	$4.9

8.  Financial Instruments and Fair Value Measurements

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

Investments

The following is a summary of our investments (in millions):

	October 26, 2012				April 27, 2012
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$2,964.3	$14.7	$(0.7)	$2,978.3	$2,665.2	$9.5	$(1.4)	$2,673.3
U.S. Treasury and government debt securities	518.9	0.8	0.0	519.7	836.7	1.2	(0.1)	837.8
Commercial paper	85.0	0.0	0.0	85.0	164.6	0.0	0.0	164.6
Certificates of deposit	222.6	0.3	0.0	222.9	347.7	0.5	0.0	348.2
Municipal bonds	8.4	0.0	(0.1)	8.3	0.0	0.0	0.0	0.0
Money market funds	481.6	0.0	0.0	481.6	724.8	0.0	0.0	724.8
Auction rate securities	49.1	0.9	(3.5)	46.5	54.1	0.9	(4.0)	51.0
Equity funds	26.1	0.0	0.0	26.1	25.5	0.0	0.0	25.5

Total debt and equity securities	$4,356.0	$16.7	$(4.3)	$4,368.4	$4,818.6	$12.1	$(5.5)	$4,825.2

The following table presents the contractual maturities of our debt investments as of October 26, 2012 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,586.3	$1,589.3
Due in one through five years	2,152.9	2,164.9
Due after ten years*	49.1	46.5

	$3,788.3	$3,800.7

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 26, 2012 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,978.3	$0.0	$2,978.3	$0.0
U.S. Treasury and government debt securities	519.7	203.6	316.1	0.0
Commercial paper	85.0	0.0	85.0	0.0
Certificates of deposit	222.9	0.0	222.9	0.0
Municipal bonds	8.3	0.0	8.3	0.0
Money market funds	481.6	481.6	0.0	0.0
Auction rate securities	46.5	0.0	0.0	46.5
Equity funds	26.1	26.1	0.0	0.0
Foreign currency contracts	2.9	0.0	2.9	0.0

Total	$4,371.3	$711.3	$3,613.5	$46.5

Liabilities
Foreign currency contracts	$1.8	$0.0	$1.8	$0.0

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis as of October 26, 2012 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$541.6	$481.6	$60.0	$0.0
Short-term investments	3,754.2	203.6	3,550.6	0.0
Other current assets	8.9	6.0	2.9	0.0
Other non-current assets	66.6	20.1	0.0	46.5

Total	$4,371.3	$711.3	$3,613.5	$46.5

Liabilities
Other current liabilities	$1.8	$0.0	$1.8	$0.0

Level 2 investments are held by a custodian who prices some of the investments itself using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of October 26, 2012 and April 27, 2012, we have not made any adjustments to the prices obtained from our third-party pricing providers.

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of October 26, 2012.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Fair Value at October 26, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted average)

ARS	$46.5	Discounted cash flow	Time-to-economic maturity	6.7 yrs – 13.7 yrs (9.2 yrs)
			Liquidity risk premium, market credit spread and other factors	1.8% - 2.4% (2.0%)
			Coupon rate	0.0% - 2.7% (1.4%)

		Market comparable securities	Discount rate	4.7% - 15.0% (9.0%)

All of our auction rate securities (ARS) are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. We estimate the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporate both observable and unobservable inputs. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, liquidity risk premium, market credit spread and other factors and a coupon rate. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, liquidity risk premium, market credit spread and other factors, coupon rate or discount rate could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service providers. We will continue to monitor our ARS investments in light of the debt market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARS measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Balance at beginning of period	$46.3	$56.3	$51.0	$65.1
Total unrealized gains, net included in other comprehensive income (loss)	0.2	0.4	0.5	1.3
Settlements	(0.0)	(0.7)	(5.0)	(10.4)

Balance at end of period	$46.5	$56.0	$46.5	$56.0

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

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for the Notes for at least 20 trading days during the 30 consecutive trading days ended September 30, 2012, and accordingly, as of October 26, 2012, the Notes were not convertible at the option of the holder. Since the Notes were not convertible, the difference between the principal amount and the carrying value of the Notes was reflected as equity on our condensed consolidated balance sheet as of October 26, 2012.

The determination of whether or not the Notes are convertible must continue to be performed quarterly. Consequently, if the conversion threshold is exceeded during the quarter ending January 25, 2013, the Notes will become unconditionally convertible at that time. At such time that the Notes become convertible at the option of the holder, the difference between the principal amount and the carrying value of the Notes would be reflected as convertible debt in mezzanine on our condensed consolidated balance sheets.

Upon conversion of the Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of October 26, 2012, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $27.88 on October 26, 2012, the if-converted value of our Notes was below their principal amount.

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

The following table reflects the carrying value of the Notes (in millions):

	October 26, 2012	April 27, 2012
1.75% Convertible Senior Notes due 2013	$1,264.9	$1,264.9
Less: Unamortized discount	(35.5)	(62.6)

Net carrying amount of Notes	$1,229.4	$1,202.3

The following table presents the amount of interest expense recognized related to the Notes (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Contractual coupon interest expense	$5.5	$5.5	$11.0	$11.0
Amortization of debt discount	13.6	12.8	27.1	25.4
Amortization of debt issuance costs	1.2	1.1	2.4	2.2
Less capitalized interest	(0.6)	(3.5)	(1.1)	(3.5)

Total interest expense related to Notes	$19.7	$15.9	$39.4	$35.1

The following table reflects the remaining debt discount and issuance costs as of October 26, 2012 (in millions):

Remaining debt discount	$35.5
Remaining issuance costs	3.0
Remaining life of the Notes (years)	0.6

Note Hedges and Warrants

Concurrent with the issuance of the Notes, we purchased Note hedges and sold warrants. The separate Note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

• Note Hedges: As of October 26, 2012 and April 27, 2012, we had arrangements with counterparties to buy up to approximately 31.8 million shares of our common stock, subject to anti-dilution adjustments, at a price of $31.85 per share, subject to adjustment. The Note hedge transactions will expire at the earlier of (1) the last day on which any Notes remain outstanding or (2) the scheduled trading day immediately preceding the maturity date of the Notes. Upon exercise of the Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the hedges.

• Warrants: As of October 26, 2012 and April 27, 2012, we had outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of October 26, 2012, we were subject to potential dilution on the approximately 20% unhedged portion of our Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of $31.85.

As of October 26, 2012, we received a minimal number of shares related to the Note hedge transactions and no cash or shares were delivered related to the warrant transactions.

Fair Value of Notes

As of October 26, 2012, the fair value of the principal amount of the Notes, which includes the debt and equity components, was approximately $1,340.2 million, or 106.0% of the face value of the Notes, based upon quoted market information provided by third-party pricing providers (Level 1).

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	October 26, 2012	April 27, 2012
Current portion of other long-term financing arrangements	$6.0	$9.1
Non-current portion of other long-term financing arrangements	6.3	3.5

Total	$12.3	$12.6

10.  Stockholders’ Equity

Stock Options

A summary of the activity under our stock option plans and agreements is as follows (in millions, except for the exercise price):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 27, 2012	20.6	$29.98
Options granted	2.2	30.03
Options exercised	(1.1)	18.05
Options forfeited and expired	(0.6)	39.75

Outstanding at October 26, 2012	21.1	30.31	3.66	$75.3

Options vested and expected to vest as of October 26, 2012	20.5	30.07	3.59	75.2

Exercisable at October 26, 2012	15.0	27.46	2.95	69.3

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options. As of October 26, 2012, the total unrecognized compensation expense related to stock options was $68.6 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Weighted-average fair value per share granted	$12.40	$13.77	$10.86	$16.96
Intrinsic value of options exercised	$10.4	$6.8	$15.8	$50.6
Proceeds received from the exercise of stock options	$12.8	$7.7	$19.5	$42.7
Fair value of options vested	$15.1	$20.3	$29.5	$38.7

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 27, 2012	12.0	$43.28
RSUs granted	5.0	29.31
RSUs vested	(2.3)	39.74
RSUs forfeited	(0.7)	41.32

Outstanding at October 26, 2012	14.0	39.01

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

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Shares withheld for taxes	0.1	0.1	0.7	0.6
Fair value of shares withheld and retired	$2.8	$2.5	$22.6	$27.8

As of October 26, 2012, the total unrecognized compensation expense related to RSUs was $379.1 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.8 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (ESPP), employees who elect to participate are granted options that include a purchase price adjustment provision under which the employees may purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. Additional information related to the purchase rights issued under the ESPP is provided below (in millions, except per right and per share information):

	Six Months Ended
	October 26, 2012	October 28, 2011
Weighted-average fair value per right granted	$10.25	$15.88
Shares issued under the ESPP	1.9	1.1
Weighted-average price per share issued	$25.30	$39.17

As of October 26, 2012, the total unrecognized compensation expense related to the ESPP was $63.5 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 1.6 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Cost of product revenues	$1.5	$1.4	$3.3	$2.5
Cost of service revenues	4.6	4.2	10.2	8.1
Sales and marketing	30.9	30.4	69.9	59.0
Research and development	19.3	18.2	43.0	34.2
General and administrative	8.7	8.8	17.8	17.3

Total stock-based compensation expense	$65.0	$63.0	$144.2	$121.1

The following table summarizes stock-based compensation associated with each type of award (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Employee stock options	$11.7	$14.7	$23.7	$29.2
RSUs	43.3	38.9	87.8	73.3
ESPP	10.0	9.4	32.7	18.6

Total stock-based compensation expense	$65.0	$63.0	$144.2	$121.1

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity was as follows (in millions):

	Six Months Ended
	October 26, 2012	October 28, 2011

Income tax benefit associated with employee stock transactions	$28.2	$79.1

Valuation Assumptions

The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Expected term in years	4.8	4.8	4.8	4.8
Risk-free interest rate	0.62%	0.97%	0.63%	1.55%
Volatility	43%	41%	41%	36%

	ESPP
	Six Months Ended
	October 26, 2012	October 28, 2011
Expected term in years	1.2	1.2
Risk-free interest rate	0.18%	0.25%
Volatility	38%	35%

Stock Repurchase Program

During the six months ended October 26, 2012, we repurchased and retired 10.9 million shares of our common stock at an average price of $31.86 per share, for an aggregate purchase price of $348.3 million, of which $104.6 million and $243.7 million was allocated to additional paid-in capital and retained earnings, respectively. Since the May 13, 2003 inception of our stock repurchase program through October 26, 2012, we repurchased a total of 129.9 million shares of our common stock at an average price of $29.84 per share, for an aggregate purchase price of $3.9 billion.

As of October 26, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under our stock repurchase program. As of October 26, 2012, the remaining authorized amount for stock repurchases under this program was $0.1 billion with no termination date. On November 14, 2012, our Board of Directors approved an increase of $1.5 billion to our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

	October 26, 2012	April 27, 2012
Cash Flow Hedges
Euro	$142.4	$96.9
British Pound Sterling	39.6	29.8
Balance Sheet Contracts
Euro	179.0	267.4
British Pound Sterling	76.2	86.4
Australian Dollar	95.4	38.5
Canadian Dollar	30.4	54.3
Swiss Franc	24.8	7.3
Israeli Shekel	24.4	17.2
Other	45.1	44.0

The fair value of our short-term foreign currency contracts was not material as of October 26, 2012 and April 27, 2012. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended October 26, 2012		Three Months Ended October 28, 2011
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in AOCI	Loss Reclassified from AOCI into Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income
Foreign exchange forward purchase contracts	$5.5	$2.6	$5.9	$5.8

	Six Months Ended October 26, 2012		Six Months Ended October 28, 2011
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income
Foreign exchange forward purchase contracts	$0.9	$1.9	$10.3	$7.6

The effect of derivative instruments not designated as hedges recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized into Income		Gain Recognized into Income
Foreign exchange forward purchase contracts	$(9.7)	$7.9	$6.2	$14.1

12.  Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 26, 2012	October 28, 2011
Effective tax rates	14.1%	13.1%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. As of October 26, 2012, we had $165.3 million of unrecognized tax benefits, of which $109.7 million has been recorded in other long-term liabilities and $98.3 million, including penalties and interest, would affect our provision for income taxes if recognized.

On March 26, 2012, we received a Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 income tax returns. On April 25, 2012, we filed a protest related to transfer pricing matters comparable to similar matters that were resolved in our favor in our last audit cycle. In September 2012, we reached a tentative agreement with the IRS field examination team on the transfer pricing matters under appeals. The IRS field examination team is currently in the process of revising the Revenue Agent’s Report for our fiscal 2005 through 2007 income tax returns. This report will be reviewed by certain higher authorities within the IRS and Joint Committee of Taxation. In February 2012, the IRS commenced an examination of our fiscal 2008 through 2010 income tax returns. We are also under audit by the California Franchise Tax Board for our fiscal 2007 and 2008 California income tax returns. Our open years in U.S. federal jurisdictions are fiscal 2005 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized.

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

We are in various stages of the examination and appeals process in connection with tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period, we may experience an increase or decrease in unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

In April 2010, our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities effective May 1, 2010 that replaces the previous Dutch tax ruling that expired on April 30, 2010. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

13.  Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Numerator:
Net income	$109.6	$165.6	$173.4	$305.1
Denominator:
Shares used in basic computation	362.0	361.5	364.1	365.9
Dilutive potential shares related to employee equity award plans	5.2	7.8	5.1	9.8
Dilutive impact of assumed conversion of Notes	1.0	6.7	0.5	11.1
Dilutive impact of warrants	0.0	0.0	0.0	4.0

Shares used in diluted computation	368.2	376.0	369.7	390.8

Net Income per Share:
Basic	$0.30	$0.46	$0.48	$0.83

Diluted	$0.30	$0.44	$0.47	$0.78

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011

Employee equity award plans	16.3	15.6	17.1	9.6

Dilutive shares outstanding during the three and six months ended October 26, 2012 and during the three months ended October 28, 2011 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Note hedges are not included in the calculation of earnings per share for any period as their effect would have been anti-dilutive. The Note hedges, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the dilutive effect of the Notes when our stock price is above $31.85 per share.

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

Summarized revenues by geographic region from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Americas (United States, Canada and Latin America)	$897.3	$897.1	$1,698.4	$1,710.5
Europe, Middle East and Africa	437.7	428.9	877.0	885.6
Asia Pacific and Japan	206.2	181.0	410.4	369.1

Net revenues	$1,541.2	$1,507.0	$2,985.8	$2,965.2

Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States accounted for $797.6 million and $770.4 million of Americas net revenues during the three months ended October 26, 2012 and October 28, 2011, respectively, and $1,509.0 million and $1,459.7 million of Americas net revenues during the six months ended October 26, 2012 and October 28, 2011, respectively. No single foreign country accounted for 10% or more of net revenues in any of the periods presented.

The majority of our assets, excluding cash, cash equivalents, restricted cash, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the United States and internationally in various foreign subsidiaries (in millions):

	October 26, 2012	April 27, 2012
United States	$2,470.5	$2,697.6
International	3,100.5	2,763.8

Total	$5,571.0	$5,461.4

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 26, 2012	April 27, 2012
United States	$1,032.7	$1,038.9
International	99.7	98.3

Total	$1,132.4	$1,137.2

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Arrow Electronics, Inc.	20%	18%	18%	16%
Avnet, Inc.	15%	13%	14%	12%

The following customers accounted for 10% or more of net accounts receivable:

	October 26, 2012	April 27, 2012
Arrow Electronics, Inc.	11%	N/A
Avnet, Inc.	11%	11%

N/A - Not Applicable

15.  Commitments and Contingencies

Lease Commitments

As of October 26, 2012, future annual minimum lease payments under all non-cancelable facilities and equipment operating leases with an initial term in excess of one year totaled $334.6 million.

As of October 26, 2012, we have three leasing arrangements with BNP Paribas LLC (BNPPLC), one of which require us to lease certain of our land to BNPPLC for a period of 99 years and all of which require us to lease approximately 0.3 million square feet of office space from BNPPLC for our headquarters in Sunnyvale, California, which had an original cost of $69.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. The initial lease terms expire in December 2012 and January 2013. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost, up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between BNPPLC’s cost and fair value, up to the residual guarantee, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period.

These leases require us to maintain specified financial covenants with which we were in compliance as of October 26, 2012. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than 3:1 and a minimum amount of Unencumbered Cash and Short-Term Investments of $300.0 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of October 26, 2012, we had $266.7 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of October 26, 2012 and April 27, 2012, such liability amounted to $8.5 million and $3.3 million, respectively, and is included in other current liabilities in the condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. As of October 26, 2012, we had $41.5 million in capital purchase commitments and $190.1 million in other purchase commitments.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Beginning balance	$96.5	$59.5	$83.1	$40.5
Liability assumed in acquisition	0.0	0.0	0.0	17.5
Expense accrued during the period	27.1	15.7	50.8	27.4
Warranty costs incurred	(11.8)	(10.2)	(22.1)	(20.4)

Ending balance	$111.8	$65.0	$111.8	$65.0

Financing Guarantees

Some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy.

The aggregate amount of financing guarantees representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized as follows (in millions):

	October 26, 2012	April 27, 2012
Maximum guaranteed payment contingencies	$170.8	$169.0
Deferred revenue associated with financing guarantees	(154.5)	(149.9)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$16.3	$19.1

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No material accrual has been recorded as of October 26, 2012 related to such matters.

16. Subsequent Event

On November 14, 2012, we completed the acquisition of CacheIQ, Inc., a privately held storage solutions company based in Austin, Texas, for approximately $90.0 million in cash. This acquisition provides us with intellectual property that extends our capabilities to support non-disruptive operations for enterprise data center environments. We will integrate this intellectual property into our product offerings over time. Through October 26, 2012, acquisition-related expenses associated with the transaction were immaterial. We are in the process of completing the purchase price allocation for this acquisition. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

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

•	acceptance of, and demand for, our products, including our recent product introductions;

•	our ability to increase our customer base, market share and revenue;

•	general global macroeconomic and market conditions, particularly in the Eurozone, and the continuing deliberations regarding future tax and fiscal policy in the United States;

•	the amount of orders received in future periods;

•	our ability to ship our products in a timely manner;

•	our ability to achieve anticipated pricing, cost, and gross margins levels;

•	our ability to successfully manage our backlog and increase revenue;

•	our ability to successfully execute on our strategies;

•	our ability to effectively integrate acquired products and technologies;

•	our ability to successfully introduce new products and forecast demand for those products;

•	our ability to maintain the quality of our hardware, software and services offerings;

•	our ability to adapt to changes in market demand;

•	demand for our services and support and the growth of the storage markets generally;

•	our ability to identify and respond to significant market trends and emerging standards;

•	the impact of industry consolidation;

•	our ability to successfully manage our investment in people, process, and systems;

•	our ability to maintain our partner, supplier and contract manufacturer relationships;

•	the ability of our suppliers and contract manufacturers to meet our requirements;

•	the ability of our competitors to introduce new products that compete successfully with our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	variability in our gross margins;

•	our ability to sustain and/or improve our cash and overall financial position;

•	our cash requirements and terms and availability of financing;

•	valuation and liquidity of our investment portfolio;

•	our ability to finance business acquisitions, construction projects and capital expenditures through cash from operations and/or financing;

•	our ability to finance the exercise of our option to buy out our synthetic leases when their terms expire;

•	the results of our ongoing litigation, tax audits, government audits, inquiries and investigations; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward-looking statements due to the foregoing factors as well as other important factors.

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Revenues:
Product	64.6%	67.4%	63.4%	66.8%
Software entitlements and maintenance	14.2	13.1	14.7	13.4
Service	21.2	19.5	21.9	19.8

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	31.0	30.5	31.1	30.3
Cost of software entitlements and maintenance	0.4	0.4	0.5	0.4
Cost of service	9.3	8.5	9.3	8.3

Gross profit	59.3	60.6	59.1	61.0

Operating expenses:
Sales and marketing	31.7	30.1	32.5	30.7
Research and development	14.5	13.3	14.9	13.4
General and administrative	4.3	4.3	4.5	4.4
Acquisition-related expense	—	0.1	—	0.1

Total operating expenses	50.5	47.8	51.9	48.6

Income from operations	8.8	12.8	7.2	12.4
Other expense, net	(0.5)	(0.6)	(0.4)	(0.6)

Income before income taxes	8.3	12.2	6.8	11.8
Provision for income taxes	1.2	1.2	1.0	1.5

Net income	7.1%	11.0%	5.8%	10.3%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three and six months ended October 26, 2012 were $1,541.2 million, up $34.2 million, or 2%, and $2,985.8 million, up $20.6 million, or 1%, respectively, compared to the prior year. The increases were due to increases in hardware maintenance contract and software entitlements and maintenance (SEM) revenues, partially offset by decreases in product revenues.

Gross margin percentage decreased during the three and six months ended October 26, 2012 compared to the prior year, primarily due to changes in mix, hardware-related warranty expense and unfavorable exchange rates.

Sales and marketing, research and development, and general and administrative expenses for the three and six months ended October 26, 2012 totaled $778.6 million and $1,548.5 million, respectively, up 8% in each period, compared to the prior year. These increases were primarily due to a 7% and 11% increase in the average headcount during the three and six months ended October 26, 2012, respectively, compared to the prior year and higher compensation cost per headcount. Exchange rates had a favorable impact on expenses.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Net revenues	$1,541.2	$1,507.0	2%	$2,985.8	$2,965.2	1%

Net revenues increased by $34.2 million, or 2% for the three months ended October 26, 2012, compared to the prior year. The increase in net revenues was due to increases in service and SEM revenues of $54.6 million, partially offset by a decrease in product revenues of $20.4 million. Product revenues comprised 65% of net revenues for the three months ended October 26, 2012, compared to 67% of net revenues for the three months ended October 28, 2011.

Net revenues increased by $20.6 million, or 1%, for the six months ended October 26, 2012, compared to the prior year. The increase in net revenues was due to increases in service and SEM revenues of $108.7 million, partially offset by a decrease in product revenues of $88.1 million. Product revenue comprised 63% of net revenues for the six months ended October 26, 2012, compared to 67% of net revenues for the six months ended October 28, 2011.

Sales through our indirect channels represented 82% and 80% of net revenues for the three and six months ended October 26, 2012, respectively, compared to 80% and 78% of net revenues for the three and six months ended October 28, 2011, respectively. Included in indirect channel sales were $209.6 million and $418.5 million of OEM revenue during the three and six months ended October 26, 2012, respectively, compared to $229.6 million and $443.0 million during the three and six months ended October 28, 2011, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Arrow Electronics, Inc.	20%	18%	18%	16%
Avnet, Inc.	15%	13%	14%	12%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Product revenues	$995.8	$1,016.2	(2)%	$1,893.8	$1,981.9	(4)%

Product revenues decreased by $20.4 million, or 2%, and by $88.1 million, or 4%, during the three and six months ended October 26, 2012, respectively, compared to the prior year. Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $531.2 million increased by $10.1 million, or 2%, during the three months ended October 26, 2012, compared to the prior year, primarily due to increases in the 2000 and 6000 series systems, partially offset by a decrease in the 3000 series systems. Configured systems unit volume increased 15% during the three months ended October 26, 2012, compared to the prior year. Unit volume of the 2000 and 6000 series increased and unit volume of the 3000 series systems decreased, reflecting a shift in customer demand from certain 3000 series systems to recently introduced 2000 series systems and increased demand for 6000 series systems. The average selling prices (ASPs) of total configured systems decreased during the three months ended October 26, 2012, compared to the prior year, due to a shift in sales from higher priced 3000 series systems to lower priced 2000 series systems, as well as product mix within the various series, partially offset by an increase in sales from the higher priced 6000 series systems. In addition, ASPs were negatively impacted by unfavorable foreign currency rates and higher discounting.

Non-configured product revenues of $464.6 million decreased $30.5 million, or 6%, during the three months ended October 26, 2012, compared to the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 13% during the three months ended October 26, 2012 compared to the prior year. Non-configured product revenues were unfavorably impacted by product mix.

Total configured system revenues of $993.4 million decreased by $37.8 million, or 4%, during the six months ended October 26, 2012, compared to the prior year, primarily due to a decrease in the 3000 series systems, partially offset by an increase in the 2000 series systems. Configured systems unit volume increased 12% during the six months ended October 26, 2012, compared to the same period in the prior year. Unit volume of the 2000 series increased and unit volume of the 3000 series systems decreased, reflecting a shift in customer demand from certain 3000 series systems to the recently introduced 2000 series systems. The ASPs of total configured systems decreased during the six months ended October 26, 2012, compared to the prior year, primarily due to a shift in sales from higher priced 3000 series systems to lower priced 2000 series systems, as well as product mix within the various series. In addition, ASPs decreased due to unfavorable foreign currency rates.

Non-configured product revenues of $900.4 million decreased $50.3 million, or 5%, during the six months ended October 26, 2012, compared to the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 8%, and lower add-on storage revenue. Non-configured product revenues were unfavorably impacted by product and customer mix.

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

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Software entitlements and maintenance revenues	$219.4	$198.0	11%	$437.9	$396.2	11%

SEM revenues increased $21.4 million and $41.7 million, or 11% each, during the three and six months ended October 26, 2012, respectively, compared to the prior year. The increases in each period were due to increases in the aggregate contract values of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Service revenues	$326.0	$292.8	11%	$654.1	$587.1	11%

Service revenues include hardware maintenance, professional services and educational and training services. Service revenues increased $33.2 million and $67.0 million, or 11% each, during the three and six months ended October 26, 2012, respectively, compared to the prior year.

Hardware maintenance contract revenues comprised 74% and 72% of service revenues for the three and six months ended October 26, 2012, respectively, and 71% and 70% for the three and six months ended October 28, 2011, respectively. These revenues increased $33.0 million, or 16%, and $62.6 million, or 15%, during the three and six months ended October 26, 2012, respectively, compared to the prior year, as a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 26% and 28% of service revenues for the three and six months ended October 26, 2012, respectively, and 29% and 30% of service revenues for the three and six months ended October 28, 2011, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Americas (United States, Canada and Latin America)	$897.3	$897.1	—%	$1,698.4	$1,710.5	(1)%
Europe, Middle East and Africa (EMEA)	437.7	428.9	2%	877.0	885.6	(1)%
Asia Pacific and Japan (APAC)	206.2	181.0	14%	410.4	369.1	11%

Net revenues	$1,541.2	$1,507.0		$2,985.8	$2,965.2

Americas revenues consist of Americas commercial and U.S. public sector markets.

Sales to customers inside the United States comprised 89% and 86% of Americas net revenues during the three months ended October 26, 2012 and October 28, 2011, respectively, and 89% and 85% of Americas net revenues during the six months ended October 26, 2012 and October 28, 2011, respectively. During both the three and six months ended October 26, 2012, EMEA revenues were negatively impacted by the general macroeconomic conditions in the region, as well as unfavorable foreign currency rates. No single foreign country accounted for 10% or more of net revenues in any of the periods presented.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Cost of product revenues	$477.3	$460.7	4%	$929.5	$898.1	3%

Cost of product revenues increased $16.6 million, or 4%, and $31.4 million, or 3%, during the three and six months ended October 26, 2012, respectively, compared to the prior year. The changes consisted of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Six Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Materials cost	1	1
Warranty	3	3
Excess and obsolete inventory	—	(1)

Total change	4	3

Materials cost represented 83% and 85% of product costs for the three months ended October 26, 2012 and October 28, 2011, respectively, and increased $6.3 million from the prior year primarily due to a 15% unit volume increase in configured systems, partially offset by materials cost reductions due to a change in mix towards lower cost 2000 series systems. Other product costs of sales for the three months ended October 26, 2012 included an $11.4 million increase in hardware-related warranty expense compared to the prior year.

Materials cost represented 82% and 84% of product costs for the six months ended October 26, 2012 and October 28, 2011, respectively, and increased $7.7 million from the prior year primarily due to a 12% unit volume increase in configured systems, partially offset by materials cost reductions due to a change in mix towards lower cost 2000 series systems. Other product costs of sales for the six months ended October 26, 2012 included a $23.4 million increase in hardware-related warranty expense.

Cost of product revenues represented 48% and 49% of product revenue for the three and six months ended October 26, 2012, respectively, compared to 45% for each of the three and six months ended October 28, 2011.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Cost of software entitlements and maintenance revenues	$7.0	$5.6	25%	$13.6	$10.9	25%

Cost of SEM revenues increased $1.4 million and $2.7 million, or 25% in each period, during the three and six months ended October 26, 2012, respectively, compared to the prior year, primarily due to an increase in volume-related software support costs. Cost of SEM revenues represented 3% of SEM revenues for all periods presented.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Cost of service revenues	$143.0	$127.7	12%	$278.7	$246.3	13%

Cost of service revenues increased $15.3 million, or 12%, and $32.4 million, or 13% during the three and six months ended October 26, 2012, respectively, compared to the prior year primarily due to increases in contract fulfillment, logistics and service delivery costs. Costs represented 44% of service revenues for each of the three months ended October 26, 2012 and October 28, 2011, respectively, and represented 43% and 42% of service revenues for the six months ended October 26, 2012 and October 28, 2011, respectively.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs. Compensation costs included in operating expenses increased $41.7 million and $81.4 million, or 11% for each of the three and six months ended October 26, 2012, respectively, compared to the prior year, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $28.0 million and $41.7 million for the three and six months ended October 26, 2012, respectively, due to increases in average headcount;

(ii) an increase in stock-based compensation of $20.2 million for the six months ended October 26, 2012, which included $12.8 million of expense in the three months ended July 27, 2012 related to the reset of the employee stock purchase plan offering triggered by the decline in our stock price below the grant date prices of the offerings that vested in May 2012 and

(iii) an increase in incentive compensation expense of $12.1 million and $19.5 million for the three and six months ended October 26, 2012, respectively, reflecting increased headcount and stronger revenue and operating performance against goals as compared to the prior year.

Sales and Marketing Expenses (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Sales and marketing expenses	$488.2	$454.1	8%	$971.1	$908.9	7%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Sales and marketing expenses increased due to the following:

	Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Six Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	2	2
Incentive plan compensation	1	1
Stock-based compensation	—	1
Other compensation and benefit costs	2	1

Total compensation costs	5	5
Commissions	1	—
Facilities and IT support costs	2	2
Advertising and marketing promotional expense	1	1
Other	(1)	(1)

Total change	8	7

The increases in total compensation costs during the three and six months ended October 26, 2012 reflect increases of 9% and 11%, respectively, in average sales and marketing headcount and higher compensation cost per employee compared to the prior year. The increase in total compensation costs during the six months ended October 26, 2012 also reflects higher stock-based compensation expense. The increases in facilities and IT support costs during the three and six months ended October 26, 2012 reflects an increase in our investment in IT systems.

Research and Development Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Research and development expenses	$223.8	$199.7	12%	$445.2	$398.3	12%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expense increased due to the following:

	Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Six Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	4	3
Incentive plan compensation	2	2
Stock-based compensation	1	2
Other compensation and benefit costs	1	1

Total compensation costs	8	8
Depreciation and amortization	2	2
Development projects	1	2
Other	1	—

Total change	12	12

The increases in total compensation costs during the three and six months ended October 26, 2012 reflect increases of 5% and 11%, respectively, in average engineering headcount and higher compensation cost per employee compared to the prior year. The increase in total compensation costs during the six months ended October 26, 2012 also reflects higher stock-based compensation expense. Depreciation and amortization increased during the three and six months ended October 26, 2012 due to higher levels of investment in engineering equipment. The increase in development project expense during the three and six months ended October 26, 2012 reflects increased spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products.

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

General and Administrative Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
General and administrative expenses	$66.6	$65.1	2%	$132.2	$130.2	2%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased due to the following:

	Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Six Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	1	1
Incentive plan compensation	3	3
Other compensation and benefit costs	1	1

Total compensation costs	5	5
Outside services	(3)	(4)
Professional and corporate legal fees	(1)	—
Other	1	1

Total change	2	2

The increases in total compensation costs reflect increases of 8% in average general and administrative headcount during each of the three and six months ended October 26, 2012 and higher incentive compensation expense compared to the prior year. The decreases in outside services during the three and six months ended October 26, 2012 reflect lower spending on contractors and various operational projects. Additionally, the decrease in outside services during the six months ended October 26, 2012 reflects costs associated with Engenio integration activities that were completed in fiscal 2012.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Acquisition-related expense	$—	$1.7	(100)%	$—	$3.9	(100)%

During the three and six months ended October 28, 2011, we incurred due diligence, legal and integration costs of $1.7 million and $3.9 million, respectively, associated with our fiscal 2012 acquisition of Engenio.

Other Expense, Net

Interest Income (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Interest income	$11.0	$8.3	33%	$21.8	$18.9	15%

The increases in interest income during the three and six months ended October 26, 2012, compared to the prior year, were primarily due to increases in our investment portfolio.

Interest Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Interest expense	$(19.8)	$(16.4)	21%	$(39.7)	$(35.8)	11%

During the three months ended October 26, 2012 and October 28, 2011, we recognized non-cash interest expense from the amortization of debt discount and issuance costs related to our Notes, net of capitalized interest, of $14.4 million and $11.5 million, respectively. The coupon interest expense related to our Notes, net of capitalized interest, was $5.3 million and $4.5 million during the three months ended October 26, 2012 and October 28, 2011, respectively.

During the six months ended October 26, 2012 and October 28, 2011, we recognized non-cash interest expense from the amortization of debt discount and issuance costs related to our Notes, net of capitalized interest, of $28.7 million and $25.2 million, respectively. The coupon interest expense related to our Notes, net of capitalized interest, was $10.7 million and $10.0 million during the six months ended October 26, 2012 and October 28, 2011, respectively.

Other Income (Expense), Net (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Other income (expense), net	$1.2	$(0.4)	NM	$4.3	$(0.7)	NM

NM - Not Meaningful

Other income (expense), net, increased $1.6 million and $5.0 million, during the three and six months ended October 26, 2012, respectively, compared to the prior year. The increase during the six months ended October 26, 2012 is primarily due to net foreign exchange gains of $3.3 million.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Provision for income taxes	$18.1	$18.3	(1)%	$28.5	$45.9	(38)%

Our effective tax rate for the three months ended October 26, 2012 was 14.2% compared to an effective tax rate of 10.0% for the three months ended October 28, 2011. Our effective tax rate for the six months ended October 26, 2012 was 14.1% compared to an effective tax rate of 13.1% for the six months ended October 28, 2011. Our effective tax rates for the three and six months ended October 26, 2012 and October 28, 2011 differ from the U.S. statutory rate of 35% because our foreign earnings are taxed at rates lower than the U.S. statutory rate. Our provision for income taxes decreased for the three and six months ended October 26, 2012 compared to the prior year as a result of lower pre-tax income, primarily in the United States. Our effective tax rates increased for the three and six months ended October 26, 2012 compared to the prior year as a result of higher non-deductible stock-based compensation expense and the expiration of the federal research credit, partially offset by the tax benefit from reduced profits, primarily in the United States.

As of October 26, 2012, we had $165.3 million of unrecognized tax benefits, of which $109.7 million has been recorded in other long-term liabilities and of which $98.3 million, including penalties and interest, would affect our provision for income taxes if recognized.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 26, 2012.

Liquidity Sources and Cash Requirements

Our principal sources of liquidity as of October 26, 2012 consisted of $5.6 billion in cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	October 26, 2012	April 27, 2012
Cash and cash equivalents	$1,816.8	$1,549.8
Short-term investments	3,754.2	3,848.7

Total	$5,571.0	$5,398.5

As of October 26, 2012, $2.5 billion of cash, cash equivalents and short-term investments were held in the United States, while $3.1 billion were held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt. Our contractual obligations as of October 26, 2012 are summarized below in the Contractual Obligations table.

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

Debt Conversion and Redemption Requirements

Our Notes, which have a principal amount of $1.265 billion, become unconditionally convertible at the option of the holders of the Notes on March 1, 2013 and mature on June 1, 2013 unless earlier repurchased or converted (see Note 9 of the accompanying condensed consolidated financial statements). Our common stock price did not exceed the conversion threshold for the Notes for at least 20 trading days during the 30 consecutive trading days ended September 30, 2012, and accordingly, as of October 26, 2012 the Notes were not convertible at the option of the holder. Upon conversion of our Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock.

We are actively evaluating our options for retiring this debt. These options range from paying off the Notes by drawing from available cash to issuing new debt, which may be in the form of convertible notes or conventional debt.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in Sunnyvale, California; Research Triangle Park, North Carolina; India and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. Our capital expenditures were $129.0 million during the six months ended October 26, 2012. We anticipate capital expenditures for the remainder of fiscal 2013 to be between $150.0 million and $200.0 million, including $69.6 million for the anticipated buyout of our properties subject to synthetic leases.

Share Repurchase

As of October 26, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under our stock repurchase program. As of October 26, 2012, the remaining authorized amount for stock repurchases under our stock repurchase program was $0.1 billion with no termination date. On November 14, 2012, our Board of Directors approved an increase of $1.5 billion to our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Acquisition Requirements

On November 14, 2012, we completed the acquisition of CacheIQ, a privately held storage solutions software company based in Austin, Texas, for approximately $90.0 million in cash.

Cash Flows

As of October 26, 2012, our cash, cash equivalents and short-term investments increased by $172.5 million from April 27, 2012, to $5.6 billion. The increase was primarily a result of $565.6 million of cash provided by operating activities and $45.1 million from issuances of common stock under employee equity award plans, partially offset by $348.3 million in cash paid for the repurchase of common stock and $129.0 million in capital expenditures. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of October 26, 2012 decreased to 36 days, compared to 44 days as of April 27, 2012, primarily due to improvements in shipment linearity and faster collections. Working capital increased by $7.3 million to $3.3 billion as of October 26, 2012, primarily due to a net increase in cash, cash equivalents and short-term investments, inventory and short-term deferred revenue, partially offset by a decrease in accounts receivable and accrued compensation and related benefits.

Cash Flows from Operating Activities

During the six months ended October 26, 2012, we generated cash from operating activities of $565.6 million. The primary sources of cash from operating activities during the six months ended October 26, 2012 consisted of net income of $173.4 million, adjusted by depreciation and amortization of $169.1 million and stock-based compensation of $144.2 million. Significant changes in assets and liabilities impacting operating cash flows included a decrease in accounts receivable of $212.9 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the six months ended October 26, 2012, we generated $93.4 million from maturities and sales of investments, net of purchases, and paid $129.0 million for capital expenditures.

Cash Flows from Financing Activities

During the six months ended October 26, 2012, we used $259.9 million in financing activities, which included $348.3 million for the repurchase of 10.9 million shares of common stock at an average price of $31.86 per share.

Contractual Obligations

The following table summarizes our contractual obligations as of October 26, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$20.2	$43.7	$40.2	$36.6	$21.4	$59.1	$221.2
Real estate lease payments(1)	59.6	—	—	—	—	—	59.6
Less: sublease income	(0.5)	(1.2)	(1.2)	(0.9)	—	—	(3.8)
Equipment operating lease payments	14.1	21.3	11.8	5.8	0.8	—	53.8
Purchase commitments with contract manufacturers(2)	265.3	1.2	0.2	—	—	—	266.7
Capital expenditures	23.1	17.7	0.5	0.2	—	—	41.5
Other purchase obligations(3)	80.4	47.1	32.8	16.8	11.5	1.5	190.1

Total off balance-sheet commitments	462.2	129.8	84.3	58.5	33.7	60.6	829.1
1.75% Convertible Notes(4)	1,275.9	11.1	—	—	—	—	1,287.0
Long-term financing arrangements	3.8	6.3	4.0	3.6	1.3	—	19.0
Uncertain tax positions(5)							112.2

Total	$1,741.9	$147.2	$88.3	$62.1	$35.0	$60.6	$2,247.3

Other Commercial Commitments:
Letters of credit	$3.6	$2.2	$0.2	$0.5	$1.8	$1.7	$10.0

(1)

Included in real estate lease payments pursuant to three financing arrangements with BNP Paribas LLC (BNPPLC) are (i) lease commitments of $0.5 million, which are based on a fixed rate for terms of five years, and (ii) at the expiration or termination of the leasing arrangements, a supplemental payment obligation equal to our minimum guarantee of $59.1 million in the event that we elect not to purchase or arrange for sale of the buildings.

(2)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. As of October 26, 2012, we recorded accruals of $8.5 million for firm, non-cancelable purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory.

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

(4)

Included in these amounts are obligations related to the $1.265 billion principal amount of our Notes (see Note 9 of the accompanying condensed consolidated financial statements), which become unconditionally convertible at the option of the holders in fiscal 2013 and mature in fiscal 2014 unless earlier repurchased or converted. Estimated interest payments for the Notes are $11.0 million and $11.1 million for the remainder of fiscal 2013 and fiscal 2014, respectively.

(5)

As of October 26, 2012, our liability for uncertain tax positions was $112.2 million, including interest and penalties, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

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

As of October 26, 2012, we have three leasing arrangements with BNPPLC, one of which requires us to lease certain of our land to BNPPLC for a period of 99 years and all of which require us to lease approximately 0.3 million square feet of office space from BNPPLC for our headquarters in Sunnyvale, California, which had an aggregate original cost of $69.6 million. Under these leasing arrangements, we pay BNPPLC minimum lease payments, which vary based on a fixed rate on the costs of the facilities on the respective lease commencement dates. We make payments for each of the leases for a term of five years. We have the option to renew each of the leases for two consecutive five-year periods upon approval by BNPPLC. Upon expiration (or upon any earlier termination) of the lease terms, we must elect one of the following options: (i) purchase the buildings from BNPPLC at cost; (ii) if certain conditions are met, arrange for the sale of the buildings by BNPPLC to a third-party, and be liable for any deficiency between the net proceeds received from the third-party and BNPPLC’s cost, up to 85% of cost (residual guarantee); or (iii) pay BNPPLC supplemental payments for an amount equal to the difference between BNPPLC’s cost and fair value, up to the residual guarantee, in which event we may recoup some or all of such payments by arranging for a sale of each or all buildings by BNPPLC during the ensuing two-year period. The following table summarizes the aggregate cost, the aggregate residual guarantee, the applicable fixed rates at October 26, 2012 and the lease commencement dates for our leasing arrangements:

Cost	Residual Guarantee	Fixed Rates	Lease Commencement Dates	Term
$69.6 million	$59.1 million	3.67% - 3.69%	December 2007 - January 2008	5 years

These leasing arrangements require us to maintain specified financial covenants with which we were in compliance as of October 26, 2012. Such financial covenants include a maximum ratio of Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization of less than 3:1 and a minimum amount of Unencumbered Cash and Short-Term Investments of $300.0 million. Our failure to comply with these financial covenants could result in a default under the leases, which, subject to our right and ability to exercise our purchase option, would give BNPPLC the right to, among other things, (i) terminate our possession of the leased property and require us to pay lease termination damages and other amounts as set forth in the lease agreements or (ii) exercise certain foreclosure remedies.

Our current intention, subject to change at our election, is to exercise our option to buy out our synthetic leases when their five year terms expire in December 2012 through January 2013.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of October 26, 2012, our financial guarantees of $10.0 million that were not recorded on our condensed consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes. Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. Our major foreign currency exchange exposures and related hedging programs are described below:

•	We use monthly foreign currency forward and options contracts to hedge exchange rate fluctuations related to certain foreign monetary assets and liabilities.

•

We use foreign currency forward contracts to hedge exposures related to forecasted sales denominated in certain foreign currencies. These contracts are designated as cash flow hedges and in general closely match the underlying forecasted transactions in duration.

As of October 26, 2012, the notional fair value of foreign currency forward and option contracts totaled $657.3 million. We do not believe that these derivatives present significant credit risks because of the short term maturity of the outstanding contracts at any point in time, the counterparties to the derivatives consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Other than the risk associated with the financial condition of the counterparties, our maximum exposure related to foreign currency forward and option contracts is limited to the premiums paid. See Note 11 of the accompanying condensed consolidated financial statements for more information related to our hedging activities.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. As of October 26, 2012, the maximum guaranteed payment contingencies under our financing arrangements totaled $170.8 million, and the related deferred revenue totaled $154.5 million.

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third-parties due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

We have commitments related to three leasing arrangements with BNPPLC for approximately 0.3 million square feet of office space for our headquarters in Sunnyvale, California (as further described above under “Contractual Obligations”). Our future minimum lease payments and residual guarantees under these real estate leases will amount to a total of $59.6 million as discussed above in “Contractual Obligations.”

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of October 26, 2012, we had debt investments of $3.8 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit and U.S. Treasury and government debt securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels as of October 26, 2012 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $41 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARS) due to uncertainties in the credit and capital markets. As of October 26, 2012, our holdings in these securities had a par value of $50.6 million and an estimated fair value of $46.5 million. The fair value of our ARS may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARS. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in estimated fair value.

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

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for these Notes for at least 20 trading days during the 30 consecutive trading days ended September 30, 2012. Accordingly, as of October 26, 2012, the Notes were not convertible at the option of the holder. Since the Notes were not convertible, the difference between the principal amount and the carrying value of the Notes was reflected as equity on our condensed consolidated balance sheet as of October 26, 2012.

Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock. As of October 26, 2012, shares issued related to the Notes were minimal. Based on the closing price of our common stock of $27.88 on October 26, 2012, the if-converted value of our Notes was below their principal amount.

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of the Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of the Notes for disclosure purposes. As of October 26, 2012, the principal amount of the Notes was $1.265 billion, and the total estimated fair value of the principal amount was approximately $1.340 billion, or 106.0% of the face value of the Notes, based upon quoted market information as of that date.

Foreign Currency Exchange Rate Risk and Foreign Exchange Forward Contracts

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign-currency-denominated monetary assets and liabilities. All balance sheet hedges are marked-to-market through earnings each period. We also use foreign exchange forward contracts to hedge foreign currency exposures related to forecasted sales transactions denominated in certain foreign currencies. These derivatives are designated and qualify as cash flow hedges under accounting guidance for derivatives and hedging. For cash flow hedges outstanding at October 26, 2012, the time-value component is recorded in earnings while all other unrealized gains or losses are included in other comprehensive income.

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

The following table provides information about our currency forward contracts outstanding as of October 26, 2012 (in millions):

Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Purchase Contracts:
Euro	248.6	$321.4	$321.7
British Pound Sterling	72.0	115.8	115.9
Australian Dollar	92.3	95.4	95.5
Canadian Dollar	30.3	30.4	30.4
Swiss Franc	23.2	24.8	24.8
Israeli Shekel	94.5	24.4	24.4
Other	N/A	45.1	45.2

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 26, 2012, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

•	Disruptions resulting from new systems and processes as we continue to enhance and scale our infrastructure; and

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

We are subject to certain supply chain and logistical risks, including risks related to our reliance on a limited number of suppliers and contract manufacturers, our ability to coordinate with such third parties in connection with the introduction of new products and product enhancements, and the existence of certain binding price or purchase commitments. If we are not able to successfully manage these risks, our business, results of operations and financial condition could be materially adversely impacted.

The fact that we do not own or operate our manufacturing facilities, supply chain and logistics exposes us to risks, including reduced control over quality assurance, production costs and product supply. For example, we rely on a limited number of suppliers for drives and other components utilized in the assembly of our products, including certain single source suppliers, which has subjected us, and could in the future subject us, to price rigidity, periodic supply constraints, and the inability to produce our products. In addition, if our suppliers and/or third-party manufacturers experience financial problems, strikes, protests or other labor unrest, or are subject to lawsuits, injunctions or other legal challenges, there may be delays, interruptions or permanent impairment in the ability of such suppliers and manufacturers to ship products to us, or such manufacturers and suppliers may incur increased costs, which could be passed on to us. Because qualifying new contract manufacturers and commencing volume production is expensive and time-consuming, the disruption or termination of manufacturing capacity with respect to any contract manufacturer could negatively impact our ability to manufacture, sell and ship our products.

In addition, we intend to continue to regularly introduce new products and product enhancements, which will require us to rapidly achieve volume production by coordinating with our contract manufacturers and suppliers. If we are unable to successfully coordinate our business activities with such third parties, we may experience supply interruptions; our contract manufacturers may be unable to procure adequate inventories; we may be unable to timely cancel, reschedule, or adjust our requirements in response to changes in our business needs; real or perceived problems with product quality may arise; or we may experience decreased demand for our products, any of which could materially adversely impact our business.

As a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. An increase in component costs relative to product prices could have an adverse effect on our gross margin and earnings. In addition, as the demand for our products has increased, we have experienced, and may continue to experience, tightening of supply of some components leading to longer lead times and component supply constraints, which has resulted in and in the future could continue to result in the delay of shipments.

If we are not able to successfully manage the risks described above, our business, results of operations and financial condition could be materially adversely impacted. We have experienced periods of alternating growth and decline in revenues and operating expenses.

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

Our gross margins have varied over time and may continue to vary, and such variation makes it more difficult to forecast our earnings.

Our total gross margins are impacted by the mix of our product, software entitlements and maintenance and services revenues.

Our product gross margins have been and may continue to be affected by a variety of factors, including:

•	Demand for storage and data management products;

•	Pricing actions, rebates, sales initiatives, discount levels, and price competition;

•	Changes in the mix between direct versus indirect and OEM sales, each of which has a different gross margin structure;

•	Changes in customer, geographic, or product mix, including mix of configurations within products;

•	The timing and amount of revenue recognized and deferred;

•	New product introductions and enhancements;

•	Licensing and royalty arrangements;

•	Excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	Possible product and software defects as we transition our products; and

•	The cost of components, contract manufacturing costs, quality, warranty, and freight.

Changes in software entitlements and maintenance gross margins may result from various factors, such as:

•	The size of the installed base of products under technical support contracts;

•	The timing of technical support service contract renewals; and

•	Demand for and the timing of delivery of upgrades.

Changes in service gross margins may result from various factors, such as:

•	The mix of customers;

•	The size and timing of service contract renewals;

•	Spares stocking requirements to support new product introductions, service needs and logistics requirements;

•	The level of spending on our customer support infrastructure;

•	The volume, cost and use of outside partners to deliver support services on our behalf;

•	The volume and costs of support and professional services arrangements we manage directly; and

•	Product quality and serviceability issues.

Due to such factors, gross margins are subject to variation from period-to-period and are difficult to predict.

An increase in competition and industry consolidation could materially and adversely affect our operating results.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology. We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services (full-stack vendors) and others that offer a more limited set of storage and data management products or services. A detailed description of storage and software products we compete with is identified in the Business Section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on June 19, 2012.

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

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the six months ended October 26, 2012, revenues generated from sales through our indirect channel accounted for 80% of net revenues. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

Several factors could result in disruption of or changes in our indirect channel model, which could materially harm our revenues and gross margins, including the following:

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

We have OEM relationships with several companies, which collectively accounted for 14% of our net revenue during the six months ended October 26, 2012. These relationships enable these OEMs to market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. Therefore, our relationships with these OEMs may not continue to generate significant revenues. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

As our OEM relationships increase, we may experience distribution channel conflicts between our direct sales force and the OEMs or among our channel partners. If we fail to minimize channel conflicts, or if our OEM relationships do not continue to generate significant revenues, our operating results and financial condition could be harmed.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected in the past, and in the future could negatively affect, our revenues.

During the six months ended October 26, 2012, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 18% and 14%, respectively, of our net revenues. In addition, our significant OEM agreements accounted for 14% of our net revenues.

We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors, or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

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

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have a material adverse effect on our revenues, operating results and financial position. As an example, the United States Department of Justice (“DOJ”) and the General Services Administration (“GSA”) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to pursue actively such claims. We are currently discussing contract compliance matters regarding sales made through a channel partner with the DOJ and GSA, and have produced documents and met with the DOJ and GSA on several occasions. If the DOJ determines to initiate an action against a channel partner and/or us, we would be subject to litigation and could be subjected to fines and penalties. We could also decide to pay the DOJ a settlement, either to avoid a potential action or in termination of an action. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenues, operating results and financial position.

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

An element of our strategy to increase revenues is to strategically partner with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. We have significant partner relationships with database, business application, backup management and server virtualization companies. A detailed description of these partnership relationships is identified in the Business Section of our Annual Report on Form 10-K filed with the SEC on June 19, 2012. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. However, there is intense competition for attractive strategic partners, and even if we can establish relationships with these or other partners, such relationships may not generate significant revenues or continue to be in effect for any specific period of time.

Moreover, some of our partners are also partnering with other storage vendors, which may increase the availability of competing solutions, harm our ability to continue as the vendor of choice for those partners and harm our ability to grow our business with those partners. If we are unable to establish new partnerships or maintain existing partnerships, or if our strategic partners favor their relationships with other vendors in the storage industry, we could experience lower than expected revenues, suffer delays in product development, or experience other operational difficulties that harm our business.

Our future financial performance depends on growth in the storage and data management markets. If the performance of these markets does not meet the expectations upon which we calculate and forecast our revenues or if we are unable to develop product offerings that meet the future demands of these markets, our operating results will be materially and adversely impacted.

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

Although a substantial portion of our business is located and conducted in the U.S., a significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. During the six months ended October 26, 2012, our international revenues accounted for 49% of our total revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including political or economic conditions in specific countries or regions, trade protection measures, government spending patterns, acts of terrorism, and international conflicts. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. We utilize forward and option contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on certain assets and liabilities as well as certain anticipated foreign currency cash flows on a short-term basis. These hedging contracts attempt to reduce, but do not entirely eliminate, the impact of currency exchange movements. Factors that could have a negative impact on the effectiveness of our hedging program include inaccuracies in forecasting, widening interest rate differentials, and volatility in the foreign exchange market. Our hedging strategies may not be successful, and currency exchange rate fluctuations could have a material adverse effect on our operating results. In addition, our foreign currency exposure on assets and liabilities for which we do not hedge could have a material impact on our results of operations in periods when the U.S. dollar significantly fluctuates in relation to unhedged non-U.S. currencies in which we transact business. As a result of entering into these hedging contracts with major financial institutions, we may be subject to counterparty nonperformance risk. Should there be a counterparty default, we could be exposed to the net losses on the hedged arrangements or be unable to recover anticipated net gains from the transactions.

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

Changes in our effective tax rate or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate;

•	Material differences between forecasted and actual tax rates as a result of a shift in the mix of pretax profits and losses by tax jurisdiction;

•	Our ability to use tax credits or effective tax rates by tax jurisdiction that differ from our estimates;

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

We are currently undergoing income tax audits in the U.S. and several foreign tax jurisdictions, as described in Note 12 to our Condensed Consolidated Financial Statements. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies.

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

Any conversion of the Notes may cause dilution to our shareholders and to our earnings per share. If the average trading price of our common stock in each fiscal quarter exceeds the conversion price of $31.85 per share, the Notes will cause an increase in diluted share count and result in lower reported earnings per share. Based on the trading price of our common stock as of October 26, 2012, no shares of our common stock were potentially issuable on conversion of the Notes because our stock price was below the conversion price. The Note hedge transactions discussed below, if exercised upon conversion of the Notes, are expected to reduce approximately 80% of the common stock potentially issuable on conversion of the Notes. Upon conversion of any Notes, we would be required to deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders.

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

The conversion of some or all of our outstanding Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Notes. At October 26, 2012, the contingent conversion thresholds of the Notes were not exceeded. Accordingly, as of October 26, 2012, the Notes were not convertible at the option of the holder. The determination of whether or not the Notes are convertible will be performed quarterly on a calendar basis. Upon conversion of any Notes, we would be required to deliver cash for the principal amount of the Notes and shares of common stock, if any, to the extent the conversion value exceeds the principal amount. Any new issuance of equity securities, including the issuance of shares upon conversion of the Notes or the exercise of related warrants which are not offset by our Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could substantially decrease the trading price of our common stock and the Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of October 26, 2012, we had options outstanding to purchase approximately 21 million shares of our common stock and a total of approximately 14 million restricted stock units, for which common stock will be issued upon vesting of such. If all the outstanding options were exercised, the proceeds to the Company would average approximately $30 per share. We also had 16 million shares of our common stock reserved for future issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise/vesting could adversely affect the trading price of our common stock.

As of October 26, 2012, we had approximately 8 million shares of our common stock available for future issuance under our Employee Stock Purchase Plan (ESPP). The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock. In addition, the ESPP includes a purchase price adjustment provision such that employees who elect to participate are granted options to purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. If the adjustment is triggered due to a decline in the market value of our common stock, we could incur a significant non-cash charge in our statement of operations. For example, during the three months ended January 27, 2012 and July 27, 2012, we recorded charges related to the purchase price adjustment provision of $10.9 million and $12.8 million, respectively.

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

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal 2011, we completed acquisitions of two technology companies, and in fiscal 2012, we completed the acquisition of certain assets related to Engenio. The acquisition and ongoing integration of new businesses into our business may adversely affect our operations and profitability. We may not achieve the anticipated cost savings and synergies or realize our estimated revenue, gross margin, profit or other financial projections or business objectives in a timely manner or at all due to a number of factors, including the following:

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

As of October 26, 2012, we had $5.6 billion in cash, cash equivalents, investments and restricted cash. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, money market funds and U.S. Treasury securities. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, the downgrade in the U.S.’s credit rating, and bankruptcy filings in the U.S., which have affected various sectors of the financial markets and led to global credit and liquidity issues. The fair value of these financial investments may change significantly due to events and conditions in the credit and capital markets. Any investment securities that we hold or the issues comprising such securities could be subject to review for possible downgrade. Any downgrade in credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

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

In addition, we hold investments in auction rate securities (ARS) with a par value of $50.6 million and a fair value of $46.5 million, which are securities with long-term nominal maturities. All of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high, based on this guarantee.

We have classified all of our ARS as other non-current assets in our consolidated balance sheet as of October 26, 2012 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future periods.

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

In the past, there have been bankruptcies by our customers to whom we had extended open credit, provided lease financing arrangements or guaranteed lease payments under full recourse lease arrangements. Such events have caused us to incur bad debt charges, in the case of financing arrangements have caused a loss of revenues, and in the case of recourse lease arrangements have caused us to make payments to third-party financers. We may be subject to similar losses in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the recent turmoil in the credit markets makes it more difficult for customers to obtain open credit or lease financing, those customers’ ability to purchase our products could be adversely impacted, which in turn could have a material adverse impact on our financial condition and operating results.

A significant portion of our cash and cash equivalents are held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations and strategic opportunities, and to service our debt, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.

As of October 26, 2012, $3.1 billion of cash, cash equivalents and short-term investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

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

Our future minimum lease payments under these leases limit our flexibility in planning for, or reacting to, changes in our business by restricting the funds available for use in addressing such changes. If we are unable to grow our business and revenues proportionately to our increase in fixed costs, our operating results will be harmed. In addition, with respect to our synthetic leases, if we elect not to purchase the properties at the end of the lease term, we have guaranteed a minimum residual value of up to $59 million to BNPPLC. If the fair value of the properties declines below their cost, our residual value guarantee would require us to pay the difference to BNPPLC, up to the residual guarantee. As of October 26, 2012, the estimated fair value of certain properties was approximately $5 million below the cost of the properties, which we have accrued as of October 26, 2012. Any further decline in the fair value of the properties could adversely impact our financial condition and operating results.

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

In response to changes in economic conditions and market demands, we may decide to strategically realign our resources and consider cost containment measures including restructuring, disposing of, or otherwise discontinuing certain products. Any decision to limit investment in, dispose of, or otherwise exit products may result in the recording of charges to earnings, including inventory and technology-related or other intangible asset write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, cancellation penalties or claims from third parties who were resellers or users of discontinued products, which would harm our operating results. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis, and between annual tests in certain circumstances, such as when impairment indicators exist or if certain events or changes in circumstances have occurred. Future goodwill impairment tests may result in charges to earnings, which could materially harm our operating results.

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

In addition, as our headcount increases, our costs could also increase. Our business will be harmed if our efforts to expand our organization and headcount are not accompanied by a corresponding increase in revenues and profits.

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

We are currently implementing changes to our business information systems and processes and other IT initiatives. These initiatives involve a large investment of capital and resources and significant changes to our current operating processes. Failure to properly implement one or more of these initiatives, or an interruption in service or unavailability of our systems could result in lost business and increased costs which could negatively impact our business, results of operations and cash flows.

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

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages,; environmental disasters,; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters and one of our major data centers are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business could be impaired.

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

Our clients (including data centers, Software as a Service (SaaS), cloud computing and Internet infrastructure and bandwidth providers) rely on our products for their data storage needs. We exercise little control over how our clients use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products.

Our clients may authorize third-party technology providers to access their data on our systems. Because we do not control the transmissions between our clients, their customers, and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Errors or wrongdoing by clients, their customers, or third-party technology providers resulting in security breaches may be attributed to us.

A failure or inability to meet our clients’ expectations with respect to security and confidentiality through a disruption in the services provided by these third-party vendors, or the loss of data stored by such vendors, could result in financial or reputational harm to our business to the extent that such disruption or loss is caused by, or perceived by our customers to have been caused by, defects in our products. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media sites. This may affect our ability to retain clients and attract new business.

If our security measures are breached or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure, clients may curtail or cease their use of our solutions, our reputation may be harmed and we may incur significant liabilities.

Our operations involve the storage and transmission of sensitive and proprietary data related to our employees, clients and partners (including third-party vendors such as data centers and providers of Software-as-a-Service (Saas), cloud computing, and Internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personally identifiable information. Security breaches could result in unauthorized access to, or loss or unauthorized disclosure of, such information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation. We do not regularly monitor or review the content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the content stored within our platforms. Therefore, if employees, clients, partners or their respective customers use our platforms for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems.

Many states have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding security breaches often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media sites. Any security breach, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our data security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot assure you that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that our insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, the increased use of fair value measures, changes to revenue recognition, lease accounting, financial instruments and other accounting standards, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS), could have a significant effect on our reported financial results or the way we conduct our business.

Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue, which may affect our results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 26, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 28, 2012 - August 24, 2012	45	$31.61	123,964	$344.8
August 25, 2012 - September 21, 2012	1,743	$35.42	125,707	283.1
September 22, 2012 - October 26, 2012	4,194	$32.21	129,901	148.0

Total	5,982	$33.15	129,901	148.0

(1)

As of October 26, 2012, our Board of Directors had authorized the repurchase of up to $4.0 billion of our common stock under a stock repurchase program. Since the May 13, 2003 inception of this program through October 26, 2012, we repurchased a total of 129.9 million shares of our common stock at an average price of $29.84 per share, for an aggregate purchase price of $3.9 billion. As of October 26, 2012, the remaining authorized amount for stock repurchases under this program was $0.1 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

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

NETAPP, INC.
(Registrant)

/s/ NICHOLAS R. NOVIELLO
Nicholas R. Noviello
Executive Vice President and
Chief Financial Officer

Dated: November 30, 2012

EXHIBIT INDEX

Exhibit No	Description

3.1(1)	Certificate of Incorporation of the Company, as amended.

3.2(2)	Bylaws of the Company.

10.1(3)*	The Company’s 1999 Stock Option Plan.

10.2(3)*	The Company’s Employee Stock Purchase Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated September 6, 2012.
(3)	Previously filed as an appendix to the Company’s Proxy Statement dated July 20, 2012.
*	Identifies management contract or compensatory plan or arrangement