Form 10-Q
period 2013-01-25
NetApp, Inc.
filed 2013-02-28
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2013

or

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

As of February 19, 2013, there were 360,407,151 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2013 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go Further, Faster, ApplianceWatch, ASUP, AutoSupport, CacheIQ, Campaign Express, Clustered Data ONTAP, ComplianceClock, CyberSnap, Data Center Fitness, Data ONTAP, DataMotion, ExpressPod, FAServer, FilerView, Flash Accel, Flash Cache , Flash Pool, FlashRay, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, Fpolicy, GetSuccessful, Imagine Virtually Anything, Lifetime Key Management, Manage ONTAP, MetroCluster, MultiStore, Network Appliance, the Network Appliance logo, NOW (NetApp on the Web) , OnCommand, ONTAPI, RAID-DP, SANtricity, SecureAdmin, Select, Service Builder, Simulate ONTAP, Snap Creator, SnapCopy, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, SyncMirror, Tech OnTap, vFiler, Virtual File Manager, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. Microsoft and Windows are registered trademarks of Microsoft Corporation. Symantec is a trademark of Symantec Corporation. UNIX is a registered trademark of The Open Group. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	January 25, 2013	April 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,081.7	$1,549.8
Short-term investments	3,642.2	3,848.7
Accounts receivable, net of allowance of $1.8 million and $0.4 million as of January 25, 2013 and April 27, 2012, respectively	633.8	830.9
Inventories	172.9	161.5
Other current assets	518.0	435.6

Total current assets	8,048.6	6,826.5
Property and equipment, net	1,189.2	1,137.2
Goodwill	978.1	905.2
Purchased intangible assets, net	193.8	236.0
Other non-current assets	456.2	427.4

Total assets	$10,865.9	$9,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221.2	$233.1
Accrued compensation and related benefits	280.3	340.3
Other current liabilities	398.9	377.6
Current portion of long-term debt	1,243.3	1,202.3
Short-term deferred revenue	1,477.3	1,366.5

Total current liabilities	3,621.0	3,519.8
Long-term debt	994.3	0.0
Other long-term liabilities	226.9	206.9
Long-term deferred revenue	1,398.7	1,449.4

Total liabilities	6,240.9	5,176.1

Commitments and contingencies (Note 15)

Convertible Notes	0.0	62.6

Stockholders’ equity:
Common stock, $0.001 par value, (464.4 and 468.9 shares issued as of January 25, 2013 and April 27, 2012, respectively)	0.5	0.5
Additional paid-in capital	4,693.7	4,410.3
Treasury stock, at cost (104.3 shares as of January 25, 2013 and April 27, 2012)	(2,927.4)	(2,927.4)
Retained earnings	2,849.6	2,805.3
Accumulated other comprehensive income	8.6	4.9

Total stockholders’ equity	4,625.0	4,293.6

Total liabilities and stockholders’ equity	$10,865.9	$9,532.3

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended

	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Revenues:
Product	$1,060.7	$1,062.7	$2,954.5	$3,044.6
Software entitlements and maintenance	228.6	203.5	666.5	599.7
Service	340.8	299.3	994.9	886.4

Net revenues	1,630.1	1,565.5	4,615.9	4,530.7

Cost of revenues:
Cost of product	512.5	517.8	1,442.0	1,415.9
Cost of software entitlements and maintenance	7.3	6.2	20.9	17.1
Cost of service	145.4	133.0	424.1	379.3

Total cost of revenues	665.2	657.0	1,887.0	1,812.3

Gross profit	964.9	908.5	2,728.9	2,718.4

Operating expenses:
Sales and marketing	493.5	477.0	1,464.6	1,385.9
Research and development	215.6	208.3	660.8	606.6
General and administrative	66.2	63.2	198.4	193.4
Acquisition-related expense	1.7	3.5	1.7	7.4

Total operating expenses	777.0	752.0	2,325.5	2,193.3

Income from operations	187.9	156.5	403.4	525.1
Other expense, net:
Interest income	10.3	8.7	32.1	27.6
Interest expense	(24.0)	(18.9)	(63.7)	(54.7)
Other income (expense), net	1.6	0.6	5.9	(0.1)

Total other expense, net	(12.1)	(9.6)	(25.7)	(27.2)

Income before income taxes	175.8	146.9	377.7	497.9
Provision for income taxes	17.7	27.3	46.2	73.2

Net income	$158.1	$119.6	$331.5	$424.7

Net income per share:
Basic	$0.44	$0.33	$0.91	$1.17

Diluted	$0.43	$0.32	$0.90	$1.10

Shares used in net income per share calculations:
Basic	359.5	360.3	362.5	364.0

Diluted	364.7	373.7	368.1	385.1

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Net income	$158.1	$119.6	$331.5	$424.7

Other comprehensive income (loss):
Foreign currency translation adjustments	1.5	(4.3)	(0.1)	(7.4)
Defined benefit obligation adjustments	0.0	(3.0)	0.2	(3.0)
Unrealized gains (losses) on available-for-sale securities:	(1.9)	4.3	4.7	(2.5)
Unrealized holding gains (losses) arising during the period
Income tax effect on unrealized holding gains (losses)	0.3	(0.8)	0.0	1.1
Reclassification adjustments for gains (losses) included in net income	0.1	0.0	(0.5)	(0.5)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(2.7)	11.9	(1.8)	22.2
Reclassification adjustments for losses (gains) included in net income	3.1	(10.5)	1.2	(18.1)

Other comprehensive income (loss)	0.4	(2.4)	3.7	(8.2)

Comprehensive income	$158.5	$117.2	$335.2	$416.5

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 25, 2013	January 27, 2012
Cash flows from operating activities:
Net income	$331.5	$424.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255.5	210.5
Stock-based compensation	211.5	197.8
Accretion of discount and issuance costs on debt	44.0	38.7
Deferred income tax provision	(57.9)	(64.0)
Excess tax benefit from stock-based compensation	(53.0)	(80.7)
Other non-cash items, net	49.6	66.8
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	193.1	55.8
Inventories	(11.4)	(8.8)
Other operating assets	(59.3)	(49.2)
Accounts payable	(16.0)	(10.4)
Accrued compensation and other current liabilities	(35.1)	(160.5)
Deferred revenue	62.7	234.5
Other operating liabilities	15.5	24.8

Net cash provided by operating activities	930.7	880.0

Cash flows from investing activities:
Purchases of investments	(1,548.3)	(1,718.9)
Maturities and sales of investments	1,752.4	1,697.7
Purchases of property and equipment	(239.7)	(282.9)
Acquisitions of businesses, net of cash acquired	(89.4)	(480.0)
Other investing activities, net	3.0	0.0

Net cash used in investing activities	(122.0)	(784.1)

Cash flows from financing activities:
Issuance of common stock	95.5	101.0
Repurchase and retirement of common stock	(410.0)	(600.0)
Excess tax benefit from stock-based compensation	53.0	80.7
Issuance of long-term debt, net	987.3	0.0
Other financing activities, net	(0.7)	3.1

Net cash provided by (used in) financing activities	725.1	(415.2)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	(17.1)
Net increase (decrease) in cash and cash equivalents	1,531.9	(336.4)
Cash and cash equivalents:
Beginning of period	1,549.8	2,757.3

End of period	$3,081.7	$2,420.9

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

2.  Condensed Consolidated Financial Statements

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. The first, second and third quarters of fiscal 2013 and 2012 were each 13-week periods.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 27, 2012 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 19, 2012. The results of operations for the three and nine months ended January 25, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3.  Significant Accounting Policies

There have been no significant changes in our significant accounting policies as of and for the nine months ended January 25, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2012.

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

4.  Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Nine Months Ended
	January 25, 2013	January 27, 2012
Non-cash Investing and Financing Activities:
Reclassification of equity component of convertible debt	$62.6	$114.6
Acquisition of property and equipment outstanding in accounts payable	$30.4	$37.4
Acquisition of property and equipment through long-term financing	$0.8	$3.0
Vested options assumed in acquisition	$1.2	$0.0
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$33.9	$39.3
Interest paid, net of capitalized interest	$22.6	$21.3

5.  Business Combinations

Fiscal 2013 Acquisition

On November 14, 2012, we acquired all of the outstanding shares of CacheIQ, Inc., a privately held storage solutions company based in Austin, Texas, for $91.0 million in cash and equity. This acquisition provides us with technology that extends our capabilities to support non-disruptive operations for enterprise data center environments. We will integrate this technology into our product offerings over time.

Consideration to acquire CacheIQ consisted of the following (in millions):

Cash	$89.8
Equity	1.2

Total purchase price	$91.0

In connection with the acquisition, $15.0 million of the cash consideration was placed in an escrow account to secure CacheIQ’s obligations under certain indemnity provisions. Subject to any claims for indemnity, the escrow funds will be released between 12 months and 18 months from the closing date of the acquisition.

The purchase price was allocated to CacheIQ’s net tangible and intangible assets as of the date of acquisition based on various fair value estimates and analyses, including work performed by third-party valuation specialists.

The following are the preliminary estimated fair value of assets acquired and liabilities assumed as of the closing date (in millions):

Cash	$0.4
Other current assets	4.0
Finite-lived intangible assets	22.0
Goodwill	72.9
Other assets	0.9

Total assets acquired	100.2
Current liabilities	(0.5)
Deferred income taxes	(8.7)

Total purchase price	$91.0

The goodwill is comprised of expected synergies from combining the operations of CacheIQ and that of the Company.

Adjustments may be made to the allocation of the purchase price during the measurement period to reflect adjustments related to facts existing at the time of the acquisition. None of the goodwill recognized upon acquisition is deductible for tax purposes. The finite-lived intangible assets consist of developed technology and are amortized on a straight-line basis over a five year estimated useful life.

The results of operations of CacheIQ have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

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

The following are the fair value of assets acquired and liabilities assumed as of the closing date (in millions):

Current assets	$49.8
Property and equipment	33.3
Finite-lived intangible assets	272.1
Goodwill	143.7
Other assets	9.3

Total assets acquired	508.2
Current liabilities	(20.9)
Other liabilities	(7.3)

Total purchase price	$480.0

As this was an asset acquisition, U.S. goodwill is deductible for income tax purposes. The goodwill is comprised of expected synergies in utilizing Engenio’s technology in our products and channels (and vice versa), reduction in future combined research and development expenses, and intangible assets, such as acquired workforce, that do not qualify for separate recognition.

6.  Goodwill and Purchased Intangible Assets, net

Goodwill activity is summarized as follows (in millions):

April 27, 2012	$905.2
Addition	72.9

January 25, 2013	$978.1

Purchased intangible assets, net consist of identifiable finite-lived intangibles, as summarized below (in millions):

	January 25, 2013			April 27, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$304.1	$(120.8)	$183.3	$282.1	$(79.0)	$203.1
Customer contracts/relationships	54.7	(46.8)	7.9	59.4	(32.7)	26.7
Trademarks and trade names	9.9	(8.0)	1.9	14.7	(9.7)	5.0
Covenants not to compete	2.2	(1.5)	0.7	2.2	(1.0)	1.2

Total purchased intangible assets	$370.9	$(177.1)	$193.8	$358.4	$(122.4)	$236.0

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of Operations
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012	Classifications
Developed technology	$13.9	$14.0	$41.8	$41.9	Cost of product revenues
Customer contracts/relationships	6.3	6.4	18.9	21.8	Sales and marketing
Trademarks and trade names	1.1	1.0	3.1	3.3	Sales and marketing
Covenants not to compete	0.1	0.2	0.5	0.6	Sales and marketing

	$21.4	$21.6	$64.3	$67.6

As of January 25, 2013, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2013	$21.0
2014	56.4
2015	55.1
2016	51.3
2017	6.7
Thereafter	3.3

Total	$193.8

7.  Balance Sheet Details

Cash and cash equivalents (in millions):

	January 25, 2013	April 27, 2012
Cash	$1,069.4	$649.8
Cash equivalents	2,012.3	900.0

Cash and cash equivalents	$3,081.7	$1,549.8

Inventories (in millions):
	January 25, 2013	April 27, 2012
Purchased components	$21.7	$30.9
Finished goods	151.2	130.6

Inventories	$172.9	$161.5

Other current assets (in millions):
	January 25, 2013	April 27, 2012
Prepaid expenses and other current assets	$247.3	$225.4
Short-term restricted cash	7.8	8.6
Deferred tax assets	262.9	201.6

Other current assets	$518.0	$435.6

Property and equipment, net (in millions):
	January 25, 2013	April 27, 2012
Land	$265.5	$247.6
Buildings and building improvements	496.4	417.9
Leasehold improvements	99.3	96.5
Computer, production, engineering and other equipment	696.0	638.1
Software	412.6	381.6
Furniture and fixtures	82.2	71.7
Construction-in-progress	68.3	107.1

	2,120.3	1,960.5
Accumulated depreciation and amortization	(931.1)	(823.3)

Property and equipment, net	$1,189.2	$1,137.2

In December 2012 and January 2013, we exercised our options under our three remaining synthetic leasing arrangements to terminate the leases and purchase the facilities, including land and buildings, for $69.6 million. The purchased facilities had a fair value of $88.4 million at the dates of the respective purchases. We had accounted for these leasing arrangements as operating leases. The terminations did not result in a material impact to our operating results for the three months ended January 25, 2013.

Software includes capitalized internal-use software development costs with a net book value as follows (in millions):

	January 25, 2013	April 27, 2012
Computer software	$170.2	$160.1

Other non-current assets (in millions):

	January 25, 2013	April 27, 2012
Auction rate securities	$42.2	$51.0
Restricted cash	2.6	2.6
Deferred tax assets	174.0	203.8
Other assets	237.4	170.0

Other non-current assets	$456.2	$427.4

Short-term and long-term deferred revenue (in millions):

	January 25, 2013	April 27, 2012
Product	$29.0	$25.7
Software entitlements and maintenance and service	2,847.0	2,790.2

Total	$2,876.0	$2,815.9

Reported as:
Short-term	$1,477.3	$1,366.5
Long-term	1,398.7	1,449.4

Total	$2,876.0	$2,815.9

Accumulated other comprehensive income (in millions):

The components of accumulated other comprehensive income (AOCI), net of related immaterial tax effects, were as follows:

	January 25, 2013	April 27, 2012
Accumulated foreign currency translation adjustments	$4.8	$4.9
Accumulated defined benefit obligation adjustments	(4.2)	(4.4)
Accumulated unrealized gains on available-for-sale securities	9.1	4.9
Accumulated unrealized losses on derivatives instruments	(1.1)	(0.5)

Total accumulated other comprehensive income	$8.6	$4.9

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

Investments

The following is a summary of our available-for-sale investments (in millions):

	January 25, 2013				April 27, 2012
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$2,934.1	$13.2	$(1.1)	$2,946.2	$2,665.2	$9.5	$(1.4)	$2,673.3
U.S. Treasury and government debt securities	506.9	0.8	0.0	507.7	836.7	1.2	(0.1)	837.8
Commercial paper	208.0	0.0	0.0	208.0	164.6	0.0	0.0	164.6
Certificates of deposit	173.0	0.2	0.0	173.2	347.7	0.5	0.0	348.2
Money market funds	1,819.4	0.0	0.0	1,819.4	724.8	0.0	0.0	724.8
Auction rate securities	44.8	0.4	(3.0)	42.2	54.1	0.9	(4.0)	51.0
Equity funds	27.6	0.0	0.0	27.6	25.5	0.0	0.0	25.5

Total debt and equity securities	$5,713.8	$14.6	$(4.1)	$5,724.3	$4,818.6	$12.1	$(5.5)	$4,825.2

The following table presents the contractual maturities of our debt investments as of January 25, 2013 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,456.7	$1,458.7
Due in one through five years	2,172.4	2,183.5
Due after ten years*	44.8	42.2

	$3,673.9	$3,684.4

*	Consists of auction rate securities which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 25, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,946.2	$0.0	$2,946.2	$0.0
U.S. Treasury and government debt securities	507.7	233.3	274.4	0.0
Commercial paper	208.0	0.0	208.0	0.0
Certificates of deposit	173.2	0.0	173.2	0.0
Money market funds	1,819.4	1,819.4	0.0	0.0
Auction rate securities	42.2	0.0	0.0	42.2
Equity funds	27.6	27.6	0.0	0.0
Foreign currency contracts	2.2	0.0	2.2	0.0

Total	$5,726.5	$2,080.3	$3,604.0	$42.2

Liabilities
Foreign currency contracts	$5.2	$0.0	$5.2	$0.0

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis as of January 25, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$2,012.3	$1,819.4	$192.9	$0.0
Short-term investments	3,642.2	233.3	3,408.9	0.0
Other current assets	8.1	5.9	2.2	0.0
Other non-current assets	63.9	21.7	0.0	42.2

Total	$5,726.5	$2,080.3	$3,604.0	$42.2

Liabilities
Other current liabilities	$5.2	$0.0	$5.2	$0.0

Level 2 investments are held by a custodian who prices some of the investments itself using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of January 25, 2013 and April 27, 2012, we have not made any adjustments to the prices obtained from our third-party pricing providers.

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of January 25, 2013.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Fair Value as of January 25, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted average)

ARS	$42.2	Discounted cash flow	Time-to-economic maturity	6.7 yrs – 11.7 yrs (8.7 yrs)
			Liquidity risk premium, market credit spread and other factors	1.7% - 3.1% (2.1%)
			Coupon rate	1.2% - 2.7% (1.6%)

		Market comparable securities	Discount rate	4.3% - 9.6% (7.1%)

All of our auction rate securities (ARS) are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. We estimate the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporate both observable and unobservable inputs. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, liquidity risk premium, market credit spread and other factors and a coupon rate. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, liquidity risk premium, market credit spread and other factors, coupon rate or discount rate could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service provider. We will continue to monitor our ARS investments in light of the debt market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARS measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Balance at beginning of period	$46.5	$56.0	$51.0	$65.1
Total unrealized gains (losses), net included in other comprehensive income (loss)	0.0	(0.7)	0.5	0.6
Total realized gains included in earnings	0.7	0.7	0.7	0.7
Settlements	(5.0)	(5.0)	(10.0)	(15.4)

Balance at end of period	$42.2	$51.0	$42.2	$51.0

Fair Value of Debt

As of January 25, 2013, the fair value of our Senior Notes was approximately $991.1 million and the fair value of our Convertible Notes, which includes the debt and equity components of such, was approximately $1,423.0 million. The fair value of our debt was based on observable market prices in a less active market, discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes, and in the case of Convertible Notes, also takes into consideration the market price of our stock. All of our debt obligations are categorized as Level 2 instruments.

9.  Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	January 25, 2013		April 27, 2012

	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Senior Notes Due 2017	$750.0	2.25%	$0.0	N/A
3.25% Senior Notes Due 2022	250.0	3.43%	0.0	N/A
1.75% Convertible Notes Due 2013	1,264.9	6.31%	1,264.9	6.31%

Total	2,264.9		1,264.9
Less: Unamortized discount	(27.3)		(62.6)

Total	2,237.6		1,202.3
Less: Current portion	(1,243.3)		(1,202.3)

Total long-term debt	$994.3		$0.0

N/A - Not Applicable

2.00% Senior Notes due 2017 and 3.25% Senior Notes due 2022

In December 2012, we issued $750.0 million principal amount of 2.00% Senior Notes due on December 15, 2017 and $250.0 million principal amount of 3.25% Senior Notes due on December 15, 2022 (collectively referred to as the Senior Notes). The proceeds received were net of debt discounts of $5.8 million and issuance costs of $6.9 million, both of which are amortized as additional interest expense over the respective terms of the Senior Notes using the effective interest method. The Senior Notes are unsecured, unsubordinated obligations, which pay interest semi-annually on June 15 and December 15 and rank equally in right of payment with our other existing and future senior unsecured indebtedness, including the Convertible Notes. During the three months ended January 25, 2013, interest expense associated with the Senior Notes was $3.1 million. The proceeds from the Senior Notes are available for general corporate purposes, including repayment of certain indebtedness, capital expenditures, possible stock repurchases, working capital and potential acquisitions and strategic transactions.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 25, 2013, we were in compliance with all covenants associated with the Senior Notes.

1.75% Convertible Senior Notes due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of 1.75% Convertible Senior Notes due 2013 (the Convertible Notes). The Convertible Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.75% per annum. The Convertible Notes will mature on June 1, 2013 unless earlier repurchased or converted in accordance with their terms prior to such date. The Convertible Notes may be converted, under the conditions specified below, based on an initial conversion rate of 31.40 shares of common stock per $1,000 principal amount of Convertible Notes (which represents an initial effective conversion price of the Convertible Notes of $31.85 per share), subject to adjustment as described in the indenture governing the Convertible Notes.

The Convertible Notes are not redeemable by us prior to the maturity date. In the event of a fundamental change (as defined in the indenture for the Convertible Notes), holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The holders of the Convertible Notes may convert their Convertible Notes until the close of business on the scheduled trading day immediately preceding the maturity date if any of the following conditions are met: (1) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price of the Convertible Notes for each day in the measurement period was less than 98% of an amount equal to (i) the last reported sale price of our common stock multiplied by (ii) the conversion rate for the Convertible Notes on each such day; (2) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the Convertible Notes on the last trading day of such immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate transactions set forth in the indenture for the Convertible Notes. On or after March 1, 2013, until the scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert their Convertible Notes regardless of the foregoing conditions. Upon conversion, a holder will receive cash in an amount equal to the lesser of the conversion value and the principal amount of the Convertible Notes, and shares of our common stock for any conversion value in excess of the principal amount of the Convertible Notes, if any. Holders of the Convertible Notes who convert their Convertible Notes in connection with a fundamental change will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate.

Our common stock price did not exceed the conversion threshold price of $41.41 per share set forth for the Convertible Notes for at least 20 trading days during the 30 consecutive trading days ended December 31, 2012, and accordingly, as of January 25, 2013, the Convertible Notes were not convertible at the option of the holders. Since the Convertible Notes were not convertible, the difference between the principal amount and the carrying value of the Convertible Notes was reflected as equity on our condensed consolidated balance sheet as of January 25, 2013.

The Convertible Notes become unconditionally convertible at the option of the holders on March 1, 2013. At such time, the difference between the principal amount and the carrying value of the Convertible Notes will be reflected as convertible debt in mezzanine on our condensed consolidated balance sheet.

Upon conversion of the Convertible Notes, we deliver cash up to the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our common stock. As of January 25, 2013, shares issued related to the Convertible Notes were minimal. Based on the closing price of our common stock of $36.15 on January 25, 2013, the if-converted value of our Convertible Notes exceeded their principal amount by approximately $170.9 million.

We separately account for the liability and equity components of the Convertible Notes. The initial debt component of the Convertible Notes was valued at $1,017.0 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.31%, with the equity component representing the residual amount of the proceeds of $248.0 million which was recorded as a debt discount. Issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components. As a result, $5.2 million of the issuance costs was allocated to the equity component of the Convertible Notes, and $21.4 million of the issuance costs remained classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Convertible Notes using the effective interest method.

Convertible Note Hedges and Warrants

Concurrent with the issuance of the Convertible Notes, we purchased Convertible Note hedges and sold warrants. The separate Convertible Note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Convertible Notes.

• Convertible Note Hedges: As of January 25, 2013 and April 27, 2012, we had arrangements with counterparties to buy up to approximately 31.8 million shares of our common stock, subject to anti-dilution adjustments, at a price of $31.85 per share, subject to adjustment. The Convertible Note hedge transactions will expire at the earlier of (1) the last day on which any Convertible Notes remain outstanding or (2) the scheduled trading day immediately preceding the maturity date of the Convertible Notes. Upon exercise of the Convertible Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the Convertible Note hedges.

• Warrants: As of January 25, 2013 and April 27, 2012, we had outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of January 25, 2013, we were subject to potential dilution on the approximately 20% unhedged portion of our Convertible Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeds the conversion price of $31.85.

As of January 25, 2013, we received a minimal number of shares related to the Convertible Note hedge transactions and no cash or shares were delivered related to the warrant transactions.

Interest Expense

The following table presents the amount of interest expense recognized related to the Convertible Notes (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Contractual coupon interest expense	$5.5	$5.5	$16.5	$16.5
Amortization of debt discount	13.9	13.0	41.0	38.4
Amortization of debt issuance costs	1.2	1.1	3.6	3.3
Less capitalized interest	0.0	(0.9)	(1.1)	(4.3)

Total interest expense related to Convertible Notes	$20.6	$18.7	$60.0	$53.9

Debt Maturities

As of January 25, 2013, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
Remainder of 2013	$0.0
2014	1,264.9
2015	0.0
2016	0.0
2017	0.0
Thereafter	1,000.0

Total	$2,264.9

Credit Facility

In December 2012, we entered into a credit agreement with a syndicated group of lenders that provides for an unsecured $250.0 million five-year revolving credit facility that is comprised of revolving loans, Eurocurrency loans and/or swingline loans. The credit facility includes a $100.0 million foreign currency sub-facility, a $50.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility available on same-day notice. Available borrowings under the credit facility are reduced by the amount of any outstanding borrowings on the sub-facilities. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. The proceeds from the facility may be used by us for general corporate purposes.

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility terminates on December 21, 2017 if no extensions have been requested and contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of January 25, 2013, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	January 25, 2013	April 27, 2012
Current portion of other long-term financing arrangements	$6.4	$9.1
Non-current portion of other long-term financing arrangements	5.6	3.5

Total	$12.0	$12.6

10.  Stockholders’ Equity

Stock Options

A summary of the activity under our stock option plans and agreements is as follows (in millions, except for the exercise price):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 27, 2012	20.6	$29.98
Options granted	2.4	28.75
Options exercised	(2.0)	17.43
Options forfeited and expired	(0.7)	39.64

Outstanding as of January 25, 2013	20.3	30.74	3.53	$166.1

Options vested and expected to vest as of January 25, 2013	19.7	30.56	3.47	164.1

Exercisable as of January 25, 2013	15.0	28.23	2.88	145.7

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options. As of January 25, 2013, the total unrecognized compensation expense related to stock options was $59.9 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Weighted-average fair value per share granted	$20.53	$13.26	$11.54	$16.88
Intrinsic value of options exercised	$15.0	$21.0	$30.8	$71.6
Proceeds received from the exercise of stock options	$15.8	$19.5	$35.3	$62.2
Fair value of options vested	$14.5	$18.1	$44.0	$56.8

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 27, 2012	12.0	$43.28
RSUs granted	5.5	29.45
RSUs vested	(3.5)	39.38
RSUs forfeited	(0.9)	41.13

Outstanding as of January 25, 2013	13.1	38.67

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, we primarily use the net share settlement approach, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Shares withheld for taxes	0.4	0.4	1.1	1.0
Fair value of shares withheld	$12.2	$16.4	$34.8	$44.2

As of January 25, 2013, the total unrecognized compensation expense related to RSUs was $351.5 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.7 years.

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

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Weighted-average fair value per right granted	$10.37	$12.93	$10.36	$13.34
Shares issued under the ESPP	1.9	1.5	3.8	2.6
Weighted-average price per share issued	$25.02	$31.03	$25.16	$34.53

As of January 25, 2013, the total unrecognized compensation expense related to the ESPP was $58.1 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 1.4 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Cost of product revenues	$1.4	$1.6	$4.7	$4.1
Cost of service revenues	4.8	5.7	15.0	13.8
Sales and marketing	31.9	37.5	101.8	96.5
Research and development	20.8	22.8	63.8	57.0
General and administrative	8.4	9.1	26.2	26.4

Total stock-based compensation expense	$67.3	$76.7	$211.5	$197.8

The following table summarizes stock-based compensation associated with each type of award (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Employee stock options	$10.9	$13.8	$34.6	$43.0
RSUs	46.3	42.1	134.1	115.4
ESPP	10.1	20.8	42.8	39.4

Total stock-based compensation expense	$67.3	$76.7	$211.5	$197.8

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity was as follows (in millions):

	Nine Months Ended
	January 25, 2013	January 27, 2012

Income tax benefit associated with employee stock transactions	$35.4	$74.7

Valuation Assumptions

The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Expected term in years	4.5	4.8	4.8	4.8
Risk-free interest rate	0.59%	0.84%	0.63%	1.54%
Volatility	43%	43%	42%	36%

	ESPP
	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Expected term in years	1.2	1.2	1.2	1.2
Risk-free interest rate	0.20%	0.18%	0.19%	0.19%
Volatility	41%	45%	40%	44%

Stock Repurchase Program

During the nine months ended January 25, 2013, we repurchased and retired 12.8 million shares of our common stock at an average price of $32.10 per share, for an aggregate purchase price of $410.0 million, of which $122.8 million and $287.2 million was allocated to additional paid-in capital and retained earnings, respectively. Since the May 13, 2003 inception of our stock repurchase program through January 25, 2013, we repurchased a total of 131.7 million shares of our common stock at an average price of $29.89 per share, for an aggregate purchase price of $3.9 billion.

As of January 25, 2013, our Board of Directors had authorized the repurchase of up to $5.5 billion of our common stock under our stock repurchase program, including an increase of $1.5 billion approved by our Board of Directors on November 14, 2012. As of January 25, 2013, the remaining authorized amount for stock repurchases under this program was $1.6 billion with no termination date. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

11.  Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months. The notional value of our outstanding foreign currency forward purchase contracts that were entered into to hedge forecasted foreign currency denominated sales and our foreign currency denominated monetary asset and liability exposures consisted of the following (in millions):

	January 25, 2013	April 27, 2012
Cash Flow Hedges
Euro	$146.9	$96.9
British Pound Sterling	26.9	29.8
Balance Sheet Contracts
Euro	180.5	267.4
British Pound Sterling	48.3	86.4
Australian Dollar	91.6	54.3
Israeli Shekel	22.3	17.2
Canadian Dollar	19.7	38.5
Swiss Franc	10.3	7.3
Other	46.8	44.0

The fair value of our short-term foreign currency contracts was not material as of January 25, 2013 and April 27, 2012. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations is presented in the condensed consolidated statements of comprehensive income.

The effect of derivative instruments not designated as hedges recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Derivatives Not Designated as Hedging Instruments	Gain Recognized into Income		Gain Recognized into Income
Foreign exchange forward purchase contracts	$0.0	$10.7	$6.2	$24.9

12.  Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 25, 2013	January 27, 2012
Effective tax rates	12.2%	14.7%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2011, and before January 1, 2014. As a result of the extension, during the three months ended January 25, 2013, we recorded a benefit of $8.2 million related to the current year research credit and a discrete benefit of $3.2 million related to prior year credits that we will retroactively claim. Unless extended again, the federal research credit will expire on December 31, 2013.

As of January 25, 2013, we had $170.0 million of unrecognized tax benefits, of which $116.8 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $100.8 million, including penalties and interest, would affect our provision for income taxes if recognized. During the nine months ended January 25, 2013, there was a gross increase in our unrecognized tax benefits of $14.8 million for tax positions related to the current year, and a gross increase of $1.0 million and gross decrease of $6.8 million for tax positions related to prior years.

On March 26, 2012, we received a Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 income tax returns. On April 25, 2012, we filed a protest related to transfer pricing matters comparable to similar matters that were resolved in our favor in our last audit cycle. In September 2012, we reached a tentative agreement with the IRS field examination team on the transfer pricing matters under appeals. The IRS field examination team is currently in the process of revising the Revenue Agent’s Report for our fiscal 2005 through 2007 income tax returns. This report will be reviewed by certain higher authorities within the IRS and Joint Committee on Taxation. In February 2012, the IRS commenced an examination of our fiscal 2008 through 2010 income tax returns. Our open years in U.S. federal jurisdictions are fiscal 2005 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized.

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

13.  Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Numerator:
Net income	$158.1	$119.6	$331.5	$424.7
Denominator:
Shares used in basic computation	359.5	360.3	362.5	364.0
Dilutive potential shares related to employee equity award plans	5.1	7.6	5.1	9.1
Dilutive impact of assumed conversion of Convertible Notes	0.1	5.8	0.5	9.3
Dilutive impact of warrants	0.0	0.0	0.0	2.7

Shares used in diluted computation	364.7	373.7	368.1	385.1

Net Income per Share:
Basic	$0.44	$0.33	$0.91	$1.17

Diluted	$0.43	$0.32	$0.90	$1.10

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012

Employee equity award plans	15.0	13.5	16.4	10.9

Dilutive shares outstanding during the three and nine months ended January 25, 2013 and during the three months ended January 27, 2012 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Convertible Note hedges are not included in the calculation of earnings per share for any period as their effect would have been anti-dilutive. The Convertible Note hedges, if exercised upon conversion of the Convertible Notes, are expected to reduce approximately 80% of the dilutive effect of the Convertible Notes when our stock price is above $31.85 per share.

14.  Segment, Geographic, and Significant Customer Information

We operate in one industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management system because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Americas (United States, Canada and Latin America)	$882.8	$853.7	$2,581.2	$2,564.2
Europe, Middle East and Africa	528.6	525.5	1,405.6	1,411.1
Asia Pacific	218.7	186.3	629.1	555.4

Net revenues	$1,630.1	$1,565.5	$4,615.9	$4,530.7

Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States accounted for $778.9 million and $730.5 million of Americas net revenues during the three months ended January 25, 2013 and January 27, 2012, respectively, and $2,287.9 million and $2,190.2 million of Americas net revenues during the nine months ended January 25, 2013 and January 27, 2012, respectively. Sales to Germany accounted for $163.8 million and $181.9 million for the three months ended January 25, 2013 and January 27, 2012, respectively, and $451.6 million and $470.9 million for the nine months ended January 25, 2013 and January 27, 2012, respectively. No other foreign country accounted for 10% or more of our net revenues.

The majority of our assets, excluding cash, cash equivalents, restricted cash, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the United States and internationally in various foreign subsidiaries (in millions):

	January 25, 2013	April 27, 2012
United States	$3,351.4	$2,697.6
International	3,372.5	2,763.8

Total	$6,723.9	$5,461.4

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 25, 2013	April 27, 2012
United States	$1,093.7	$1,038.9
International	95.5	98.3

Total	$1,189.2	$1,137.2

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Arrow Electronics, Inc.	18%	15%	18%	16%
Avnet, Inc.	14%	11%	14%	12%

The following customer accounted for 10% or more of net accounts receivable:

	January 25, 2013	April 27, 2012
Avnet, Inc.	N/A	11%

N/A - Not Applicable

15.  Commitments and Contingencies

Lease Commitments

As of January 25, 2013, future annual minimum lease payments under all non-cancelable facilities and equipment operating leases with an initial term in excess of one year totaled $222.5 million. In the three months ended January 25, 2013, we terminated all of our remaining synthetic lease arrangements.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of January 25, 2013, we had $282.4 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of January 25, 2013 and April 27, 2012, such liability amounted to $8.1 million and $3.3 million, respectively, and is included in other current liabilities in the condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. As of January 25, 2013, we had $93.6 million in capital purchase commitments and $182.3 million in other purchase commitments.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Beginning balance	$111.8	$65.0	$83.1	$40.5
Liability assumed in acquisition	0.0	0.0	0.0	17.5
Expense accrued during the period	23.5	14.1	74.3	41.5
Warranty costs incurred	(18.5)	(10.9)	(40.6)	(31.3)

Ending balance	$116.8	$68.2	$116.8	$68.2

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

The aggregate amount of financing guarantees representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized as follows (in millions):

	January 25, 2013	April 27, 2012
Maximum guaranteed payment contingencies	$180.9	$169.0
Deferred revenue associated with financing guarantees	(164.4)	(149.9)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$16.5	$19.1

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No material accrual has been recorded as of January 25, 2013 related to such matters.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document, includes:

•	our future financial and operating results;

•	our strategies;

•	our beliefs and objectives for future operations, research and development;

•	political, economic and industry trends;

•	expected benefits from product introductions, developments, enhancements and acceptance;

•	expected benefits from acquisitions and joint ventures, growth opportunities and investments;

•	expected outcomes from legal proceedings;

•	our competitive position;

•	our short-term and long-term cash requirements, including without limitation, anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our 1.75% Convertible Senior Notes due June 2013 (Convertible Notes) and associated warrants on our earnings per share;

•	the repayment of our Convertible Notes and our 2.00% Senior Notes due on December 15, 2017 and 3.25% Senior Notes due on December 15, 2022 (collectively referred to as the Senior Notes);

•	future uses of our cash, including, without limitation, the continuation of our stock repurchase program.

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	our ability to accurately forecast demand for our products and services, and future financial performance;

•	our ability to understand, and effectively respond to changes affecting, our market environment, products, technologies and customer requirements;

•	the overall growth and structure of the data storage industry;

•	general global political, macroeconomic and market conditions, particularly in the Eurozone;

•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;

•

failure of our products and services to meet our customers’ quality requirements, including, without limitation, any epidemic failure event relating to our products installed by our customers in their systems;

•	our ability to maintain our gross profit margins;

•	our ability to successfully manage our backlog;

•	the quality of our strategy and our ability to successfully execute on the same, including, without limitation, our organic and acquisition-related growth strategies;

•	our ability to effectively integrate acquired businesses, products and technologies;

•	our ability to timely and successfully introduce, and increase volumes of, new products and services, and to forecast demand and pricing for the same;

•	our ability to design, manufacture and market products meeting global environmental standards;

•	the impact of industry consolidation, affecting our suppliers, competitors, partners and customers;

•	our ability to successfully recruit and retain critical employees and to manage our investment in people, process and systems;

•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;

•

the actions of our competitors, most of which are larger and have greater financial and other resources than we have, including, without limitation, their ability to introduce competitive products and to acquire businesses and technologies that negatively impact our strategy or operations or customer demand for our products;

•	our ability to grow direct and indirect sales and to efficiently utilize global service and support;

•	the availability of acceptable financing to support our future cash requirements;

•	valuation and liquidity of our investment portfolio;

•	the results of our ongoing litigation, tax audits, government audits, inquiries and investigations; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Net revenues	$1,630.1	$1,565.5	$4,615.9	$4,530.7
Gross profit	$964.9	$908.5	$2,728.9	$2,718.4
Gross margin	59.2%	58.0%	59.1%	60.0%
Income from operations	$187.9	$156.5	$403.4	$525.1
Income from operations as a percentage of net revenues	11.5%	10.0%	8.8%	11.5%
Net income	$158.1	$119.6	$331.5	$424.7
Diluted net income per share	$0.43	$0.32	$0.90	$1.10
Operating cash flows	$365.1	$269.2	$930.7	$880.0

	January 25, 2013	April 27, 2012
Deferred revenue	$2,876.0	$2,815.9
Days sales outstanding (DSO)	35	44

Debt Issuance

In December 2012, we issued $750.0 million principal amount of 2.00% Senior Notes due on December 15, 2017 and $250.0 million principal amount of 3.25% Senior Notes due on December 15, 2022, (collectively referred to as the Senior Notes).

Credit Facility

In December 2012, we entered into a credit agreement with a syndicated group of lenders that provides for an unsecured $250.0 million five-year revolving credit facility.

Acquisition

In November 2012, we acquired CacheIQ, Inc., a privately held storage solutions company based in Austin, Texas, for $91.0 million in cash and equity. This acquisition provides us with technology that extends our capabilities to support non-disruptive operations for enterprise data center environments. We will integrate this technology into our product offerings over time.

Stock Repurchase Program Activity

During the nine months ended January 25, 2013, our Board of Directors approved a $1.5 billion increase to our stock repurchase program and we repurchased and retired 12.8 million shares of our common stock at an average price of $32.10 per share.

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Revenues:
Product	65.1%	67.9%	64.0%	67.2%
Software entitlements and maintenance	14.0	13.0	14.4	13.2
Service	20.9	19.1	21.6	19.6

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	31.4	33.1	31.2	31.2
Cost of software entitlements and maintenance	0.5	0.4	0.5	0.4
Cost of service	8.9	8.5	9.2	8.4

Gross profit	59.2	58.0	59.1	60.0

Operating expenses:
Sales and marketing	30.3	30.5	31.7	30.6
Research and development	13.2	13.3	14.3	13.4
General and administrative	4.1	4.0	4.3	4.3
Acquisition-related expense	0.1	0.2	—	0.2

Total operating expenses	47.7	48.0	50.3	48.5

Income from operations	11.5	10.0	8.8	11.5
Other expense, net	(0.7)	(0.6)	(0.6)	(0.6)

Income before income taxes	10.8	9.4	8.2	10.9
Provision for income taxes	1.1	1.7	1.0	1.6

Net income	9.7%	7.7%	7.2%	9.3%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three and nine months ended January 25, 2013 were $1,630.1 million, up $64.6 million, or 4%, and $4,615.9 million, up $85.2 million, or 2%, respectively, compared to the prior year. The increases were due to increases in hardware maintenance contract and software entitlements and maintenance (SEM) revenues.

Gross profit as a percentage of revenue increased 1% during the three months ended January 25, 2013 and decreased 1% during the nine months ended January 25, 2013 compared to the prior year. The increase during the three months ended January 25, 2013 was primarily due to changes in mix and the decrease during the nine months ended January 25, 2013 was primarily due to hardware-related warranty expense and unfavorable exchange rates.

Sales and marketing, research and development, and general and administrative expenses for the three and nine months ended January 25, 2013 totaled $775.3 million, up 4%, and $2,323.8 million, up 6%, respectively, compared to the prior year. These increases were primarily due to increased compensation costs resulting from a 7% and 10% increase in the average headcount during the three and nine months ended January 25, 2013, respectively, compared to the prior year periods. Exchange rates had a favorable impact on expenses during the nine months ended January 25, 2013.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Net revenues	$1,630.1	$1,565.5	4%	$4,615.9	$4,530.7	2%

The increase in net revenues for the three months ended January 25, 2013 was due to increases in hardware maintenance contract and SEM revenues of $66.6 million. Product revenues remained relatively flat and comprised 65% of net revenues for the three months ended January 25, 2013, compared to 68% of net revenues for the three months ended January 27, 2012.

The increase in net revenues for the nine months ended January 25, 2013 was due to increases in service and SEM revenues of $175.3 million, partially offset by a decrease in product revenues of $90.1 million. Product revenue comprised 64% of net revenues for the nine months ended January 25, 2013, compared to 67% of net revenues for the nine months ended January 27, 2012.

Sales through our indirect channels represented 81% and 80% of net revenues for the three and nine months ended January 25, 2013, respectively, compared to 79% and 78% of net revenues for the three and nine months ended January 27, 2012, respectively. Included in indirect channel sales were $203.2 million and $621.7 million of OEM revenue during the three and nine months ended January 25, 2013, respectively, compared to $244.0 million and $687.0 million during the three and nine months ended January 27, 2012, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Arrow Electronics, Inc.	18%	15%	18%	16%
Avnet, Inc.	14%	11%	14%	12%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Product revenues	$1,060.7	$1,062.7	—%	$2,954.5	$3,044.6	(3)%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $585.2 million increased by $44.5 million, or 8%, during the three months ended January 25, 2013, compared to the prior year, due to an increase in revenue from 2000 series systems, partially offset by a decrease in 3000 series systems. Total configured systems unit volume increased 17% during the three months ended January 25, 2013, compared to the prior year. Unit volume of the 2000 series increased while unit volume of the 3000 series systems decreased, reflecting a shift in customer demand from certain 3000 series systems to certain 2000 series systems. The average selling prices (ASPs) of both the 2000 and 3000 series systems increased due to increased capacity during the three months ended January 25, 2013 compared to the prior year. However, ASPs of total configured systems decreased during the period, due to a shift in sales from higher priced 3000 series systems to lower priced 2000 series systems.

Non-configured product revenues of $475.6 million decreased $46.4 million, or 9%, during the three months ended January 25, 2013, compared to the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 19%, and lower add-on storage revenue.

Total configured system revenues of $1,578.9 million increased by $6.9 million, or less than 1%, during the nine months ended January 25, 2013, compared to the prior year, primarily due to an increase in revenue from 2000 series systems, mostly offset by a decrease in 3000 series systems. Total configured systems unit volume increased 14% during the nine months ended January 25, 2013, compared to the prior year. Unit volume of the 2000 series increased while unit volume of the 3000 series systems decreased, reflecting a shift in customer demand from certain 3000 series systems to certain 2000 series systems. The ASP’s of both the 2000 and 3000 series systems increased due to increased capacity during the nine months ended January 25, 2013 compared to the prior year, however ASPs of total configured systems decreased due to a shift in sales from higher priced 3000 series systems to lower priced 2000 series systems. In addition, ASPs decreased due to unfavorable foreign currency rates.

Non-configured product revenues of $1,375.7 million decreased $97.0 million, or 7%, during the nine months ended January 25, 2013, compared to the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 12%, and lower add-on storage revenue.

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

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Software entitlements and maintenance revenues	$228.6	$203.5	12%	$666.5	$599.7	11%

SEM contracts provide customers entitlements to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases.

The increases in SEM revenues in each period were due to increases in the aggregate contract values of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Service revenues	$340.8	$299.3	14%	$994.9	$886.4	12%

Service revenues include hardware maintenance, professional services and educational and training services.

Hardware maintenance contract revenues comprised 75% and 73% of service revenues for the three and nine months ended January 25, 2013, respectively, and 71% and 70% for the three and nine months ended January 27, 2012, respectively. These revenues increased $43.7 million, or 21%, and $106.3 million, or 17%, during the three and nine months ended January 25, 2013, respectively, compared to the prior year, as a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 25% and 27% of service revenues for the three and nine months ended January 25, 2013, respectively, and 29% and 30% of service revenues for the three and nine months ended January 27, 2012, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Americas (United States, Canada and Latin America)	$882.8	$853.7	3%	$2,581.2	$2,564.2	1%
Europe, Middle East and Africa (EMEA)	528.6	525.5	1%	1,405.6	1,411.1	—%
Asia pacific (APAC)	218.7	186.3	17%	629.1	555.4	13%

Net revenues	$1,630.1	$1,565.5		$4,615.9	$4,530.7

Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised 88% and 86% of Americas net revenues during the three months ended January 25, 2013 and January 27, 2012, respectively, and 89% and 85% of Americas net revenues during the nine months ended January 25, 2013 and January 27, 2012, respectively. During both the three and nine months ended January 25, 2013, EMEA revenues were negatively impacted by the general macroeconomic conditions in the region, as well as unfavorable foreign currency rates during the nine months ended January 25, 2013. Sales to Germany accounted for $163.8 million and $181.9 million for the three months ended January 25, 2013 and January 27, 2012, respectively, and $451.6 million and $470.9 million for the nine months ended January 25, 2013 and January 27, 2012, respectively. No other foreign country accounted for 10% or more of our net revenues.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Cost of product revenues	$512.5	$517.8	(1)%	$1,442.0	$1,415.9	2%

The changes in cost of product revenues consisted of the following elements (in percentage points of the total change):

	Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Nine Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Materials cost	(4)	(1)
Warranty	2	2
Excess and obsolete inventory	1	1

Total change	(1)	2

Materials cost represented 83% and 86% of product costs for the three months ended January 25, 2013 and January 27, 2012, respectively, and decreased $20.0 million from the prior year due to a change in mix of configured systems towards lower cost 2000 series systems, lower drive costs and lower OEM product volume. The decrease in materials cost reflects a 17% unit volume increase in configured systems. Other product costs of sales for the three months ended January 25, 2013 included a $9.5 million increase in hardware-related warranty expense compared to the prior year.

Materials cost represented 83% and 85% of product costs for the nine months ended January 25, 2013 and January 27, 2012, respectively, and decreased $12.3 million from the prior year due to change in mix of configured systems towards lower cost 2000 series systems, lower drive costs and lower OEM product volume. The decrease in materials cost reflects a 14% unit volume increase in configured systems. Other product costs of sales for the nine months ended January 25, 2013 included a $32.9 million increase in hardware-related warranty expense and a $9.6 million increase in inventory write-downs compared to the prior year.

Cost of product revenues represented 48% and 49% of product revenue for the three and nine months ended January 25, 2013, respectively, compared to 49% and 47% for the three and nine months ended January 27, 2012, respectively.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Cost of software entitlements and maintenance revenues	$7.3	$6.2	18%	$20.9	$17.1	22%

Cost of SEM revenues increases are primarily due to an increase in volume-related software support costs. Cost of SEM revenues represented 3% of SEM revenues for all periods presented.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Cost of service revenues	$145.4	$133.0	9%	$424.1	$379.3	12%

Cost of service revenues increases are primarily due to increases in contract fulfillment, logistics and service delivery costs. Costs represented 43% and 44% of service revenues for the three months ended January 25, 2013 and January 27, 2012, respectively, and represented 43% of service revenues for each of the nine months ended January 25, 2013 and January 27, 2012.

Operating Expenses

Sales and Marketing, Research and Development, and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs.

Compensation costs included in operating expenses increased $10.3 million, or 3%, for the three months ended January 25, 2013 compared to the prior year, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $21.3 million due to increases in average headcount;

(ii) partially offset by a decrease in stock-based compensation of $8.2 million related to the reset of the employee stock purchase plan (ESPP) offering triggered by the decline in our stock price below the grant date prices of the offerings that vested during the three months ended January 27, 2012.

In addition, commissions expense included in operating expenses decreased $11.5 million, or 17%, for the three months ended January 25, 2013 as a result of lower sales attainment against goals as compared to the prior year.

Compensation costs included in operating expenses increased $91.7 million, or 8% for the nine months ended January 25, 2013 compared to the prior year, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $63.0 million due to increases in average headcount;

(ii) an increase in stock-based compensation of $12.0 million due to increases in average headcount. Stock-based compensation expense included $12.8 million and $10.9 million during the nine months ended January 25, 2013 and January 27, 2012, respectively, from the reset of ESPP offerings triggered by the declines in our stock price below the grant date prices of the offerings that vested during the respective periods and

(iii) an increase in incentive compensation expense of $16.7 million, reflecting increased headcount and stronger revenue and operating performance against goals as compared to the prior year.

In addition, commissions expense included in operating expenses decreased $7.9 million, or 4%, for the nine months ended January 25, 2013 as a result of lower sales attainment against goals as compared to the prior year.

Sales and Marketing Expenses (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Sales and marketing expenses	$493.5	$477.0	3%	$1,464.6	$1,385.9	6%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Sales and marketing expenses increased due to the following:

	Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Nine Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	2	2
Incentive plan compensation	—	1
Stock-based compensation	(1)	1

Total compensation costs	1	4
Commissions	(2)	(1)
Outside services	1	—
Facilities and IT support costs	1	2
Advertising and marketing promotional expense	1	1
Other	1	—

Total change	3	6

The increases in total compensation costs during the three and nine months ended January 25, 2013 reflect increases of 8% and 10%, respectively, in average sales and marketing headcount compared to the prior year. Total compensation costs during the three months ended January 25, 2013 reflect lower stock-based compensation expense, while total compensation costs during the nine months ended January 25, 2013 reflect higher stock-based compensation expense and incentive compensation expense compared to the prior year. Commissions expense decreased for the three and nine months ended January 25, 2013, while facilities and IT support costs increased during the three and nine months ended January 25, 2013 due to our increased investment in IT systems.

Research and Development Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Research and development expenses	$215.6	$208.3	4%	$660.8	$606.6	9%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expense increased due to the following:

	Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Nine Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	4	3
Incentive plan compensation	(1)	1
Stock-based compensation	(1)	1
Other compensation and benefit costs	—	1

Total compensation costs	2	6
Depreciation and amortization	2	2
Development projects	—	1

Total change	4	9

The increases in total compensation costs during the three and nine months ended January 25, 2013 reflect increases of 6% and 10%, respectively, in average engineering headcount compared to the prior year. Total compensation costs for the three months ended January 25, 2013 reflect lower stock-based compensation and incentive compensation expense, while total compensation costs during the nine months ended January 25, 2013 reflect higher stock-based compensation expense and incentive plan compensation expense. Depreciation and amortization increased during the three and nine months ended January 25, 2013 due to higher levels of investment in engineering equipment. The increase in development project expense during the nine months ended January 25, 2013 reflects increased spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products.

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

General and Administrative Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
General and administrative expenses	$66.2	$63.2	5%	$198.4	$193.4	3%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased due to the following:

	Three Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Nine Months Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points
Salaries	3	2
Incentive plan compensation	(1)	2
Stock-based compensation	(1)	—
Other compensation and benefit costs	1	—

Total compensation costs	2	4
Outside services	(1)	(3)
Professional and corporate legal fees	—	1
Travel and entertainment	1	—
Facilities and IT support costs	1	—
Other	2	1

Total change	5	3

The increases in total compensation costs reflect increases of 8% in average general and administrative headcount during each of the three and nine months ended January 25, 2013 compared to the prior year. Total compensation costs for the three months ended January 25, 2013 reflect lower stock-based compensation and incentive compensation expense, while total compensation costs for the nine months ended January 25, 2013 reflect higher incentive compensation expense. The decreases in outside services during the three and nine months ended January 25, 2013 reflect lower spending on contractors and various operational projects. Additionally, the decrease in outside services during the three and nine months ended January 25, 2013 reflects costs associated with Engenio integration activities that were completed in fiscal 2012. The increase in professional and corporate legal fees for the nine months ended January 25, 2013 reflects costs associated with various corporate projects.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Acquisition-related expense	$1.7	$3.5	(51)%	$1.7	$7.4	(77)%

During the three months ended January 25, 2013, we incurred $1.7 million of acquisition costs associated with our acquisition of CacheIQ, Inc., primarily related to severance costs associated with the termination of certain CacheIQ employees as a result of the acquisition. During the three and nine months ended January 27, 2012, we incurred due diligence, legal and integration costs of $3.5 million and $7.4 million, respectively, associated with our fiscal 2012 acquisition of Engenio.

Other Expense, Net

Interest Income (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Interest income	$10.3	$8.7	18%	$32.1	$27.6	16%

The increases in interest income were primarily due to increases in our investment portfolio.

Interest Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Interest expense	$(24.0)	$(18.9)	27%	$(63.7)	$(54.7)	16%

During the three months ended January 25, 2013 and January 27, 2012, we recognized non-cash interest expense from the amortization of debt discount and issuance costs related to our debt, net of capitalized interest, of $15.3 million and $13.5 million, respectively. The coupon interest expense related to our debt, net of capitalized interest, was $8.4 million and $5.2 million during the three months ended January 25, 2013 and January 27, 2012, respectively. Total interest expense related to the Convertible Notes and the Senior Notes was $20.6 million and $3.1 million, respectively, for the three months ended January 25, 2013 and was $18.7 million and none for the three months ended January 27, 2012, respectively.

During the nine months ended January 25, 2013 and January 27, 2012, we recognized non-cash interest expense from the amortization of debt discount and issuance costs related to our debt, net of capitalized interest, of $44.0 million and $38.7 million, respectively. The coupon interest expense related to our debt, net of capitalized interest, was $19.1 million and $15.2 million during the nine months ended January 25, 2013 and January 27, 2012, respectively. Total interest expense related to the Convertible Notes and the Senior Notes was $60.0 million and $3.1 million, respectively, for the nine months ended January 25, 2013 and $53.9 million and none for the nine months ended January 27, 2012, respectively.

Other Income (Expense), Net (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Other income (expense), net	$1.6	$0.6	167%	$5.9	$(0.1)	NM

NM - Not Meaningful

The increase in other income (expense), net during the nine months ended January 25, 2013 is primarily due to net foreign exchange gains of $3.7 million.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Provision for income taxes	$17.7	$27.3	(35)%	$46.2	$73.2	(37)%

Our effective tax rate for the three months ended January 25, 2013 was 10.1% compared to an effective tax rate of 18.6% for the three months ended January 27, 2012. Our effective tax rate for the nine months ended January 25, 2013 was 12.2% compared to an effective tax rate of 14.7% for the nine months ended January 27, 2012. Our effective tax rates for the three and nine months ended January 25, 2013 and January 27, 2012 differ from the U.S. statutory rate of 35% because our foreign earnings are taxed at rates lower than the U.S. statutory rate.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2011, and before January 1, 2014. As a result of the extension, during the three months ended January 25, 2013, we recorded a benefit of $8.2 million related to the current year research credit and a discrete benefit of $3.2 million related to prior year credits that we will retroactively claim. Unless extended again, the federal research credit will expire on December 31, 2013.

Our provision for income taxes and effective tax rates decreased for the three and nine months ended January 25, 2013 compared to the prior year as a result of lower pre-tax income in the United States, the benefit from the January 2, 2013 extension of the federal research credit and a discrete tax expense of $11.7 million related to the IRS settlement and resulting remeasurement of a tax position which was included in the prior year.

As of January 25, 2013, we had $170.0 million of unrecognized tax benefits, of which $116.8 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $100.8 million, including penalties and interest, would affect our provision for income taxes if recognized. During the nine months ended January 25, 2013, there was a gross increase in our unrecognized tax benefits of $14.8 million for tax positions related to the current year, and a gross increase of $1.0 million and gross decrease of $6.8 million for tax positions related to prior years.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 25, 2013.

Liquidity, Capital Resources and Cash Requirements

(Dollars in Millions)	January 25, 2013	April 27, 2012
Cash and cash equivalents and short-term investments	$6,723.9	$5,398.5
Current portion of principal amount of Convertible Notes	1,264.9	1,264.9
Principal amount of Senior Notes	1,000.0	0.0
Debt as a % of stockholders’ equity	48%	28%

The following is a summary of our cash flows (in millions):

	Nine Months Ended
(In Millions)	January 25, 2013	January 27, 2012
Net cash provided by operating activities	$930.7	$880.0
Net cash used in investing activities	(122.0)	(784.1)
Net cash provided by (used in) financing activities	725.1	(415.2)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(17.1)

Net increase (decrease) in cash and cash equivalents	$1,531.9	$(336.4)

Cash Flows

As of January 25, 2013, our cash, cash equivalents and short-term investments increased by $1.3 billion from April 27, 2012, to $6.7 billion. The increase was primarily a result of $987.3 million of proceeds, net, received from the issuance of long-term debt, $930.7 million of cash provided by operating activities and $204.1 million from maturities and sales of investments, net of purchases, partially offset by $410.0 million in cash paid for the repurchase of common stock, $239.7 million in capital expenditures and $89.4 million in cash paid for the acquisition of CacheIQ. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of January 25, 2013 decreased to 35 days, compared to 44 days as of April 27, 2012, primarily due to improvements in shipment linearity and faster collections. Working capital increased by $1.1 billion to $4.4 billion as of January 25, 2013, primarily due to the net increase in cash, cash equivalents and short-term investments as a result of the issuance of the long-term debt.

Cash Flows from Operating Activities

During the nine months ended January 25, 2013, we generated cash from operating activities of $930.7 million. The primary sources of cash from operating activities during the nine months ended January 25, 2013 consisted of net income of $331.5 million, adjusted by depreciation and amortization of $255.5 million and stock-based compensation of $211.5 million.

Changes in assets and liabilities as of January 25, 2013 compared to April 27, 2012 included the following:

•	Accounts receivable decreased due to improvements in shipping linearity and faster collections and

•	Deferred revenue increased due to an increase in deferred SEM and service revenue driven by service contract sales and renewals.

We expect that cash provided by operating activities may materially fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the nine months ended January 25, 2013, we generated $204.1 million from maturities and sales of investments, net of purchases, paid $239.7 million for capital expenditures, including $69.6 million related to buildings and land associated with the buyout of our remaining synthetic leases and completed our acquisition of CacheIQ for a total cash payment of 89.4 million.

Cash Flows from Financing Activities

During the nine months ended January 25, 2013, we generated $987.3 million, net, from the issuance of long-term debt and used $410.0 million for the repurchase of 12.8 million shares of common stock at an average price of $32.10 per share.

Liquidity

Our principal sources of liquidity as of January 25, 2013 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	January 25, 2013	April 27, 2012
Cash and cash equivalents	$3,081.7	$1,549.8
Short-term investments	3,642.2	3,848.7

Total	$6,723.9	$5,398.5

As of January 25, 2013, $3.4 billion of cash, cash equivalents and short-term investments were held in the United States, while $3.3 billion were held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt. Our contractual obligations as of January 25, 2013 are summarized below in the Contractual Obligations table.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

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

Long-term Debt

We have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity and other securities. In the third quarter of fiscal 2013, we utilized this shelf registration statement and issued $1.0 billion aggregate principal of senior unsecured notes consisting of $750.0 million of 2.00% Senior Notes due 2017 and $250.0 million of 3.25% Senior Notes due 2022, collectively referred to as the Senior Notes. The Senior Notes were issued primarily for general corporate purposes, including repayment of certain indebtedness, capital expenditures, possible stock repurchases, working capital and potential acquisitions and strategic transactions. For further information on the terms of the Senior Notes, see Note 9 of the accompanying condensed consolidated financial statements.

We also have outstanding Convertible Notes, which have a principal amount of $1.265 billion, become unconditionally convertible at the option of the holders on March 1, 2013 and mature on June 1, 2013 unless earlier repurchased or converted (see Note 9 of the accompanying condensed consolidated financial statements). Upon conversion of our Convertible Notes, we will deliver cash up to the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our common stock.

Credit Facility

We have an unsecured $250.0 million five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested, that contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of January 25, 2013, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in California, North Carolina, India and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. Our capital expenditures were $239.7 million during the nine months ended January 25, 2013. We anticipate capital expenditures for the remainder of fiscal 2013 to be between $50.0 million and $100.0 million.

Share Repurchase

As of January 25, 2013, our Board of Directors had authorized the repurchase of up to $5.5 billion of our common stock under our stock repurchase program; the remaining authorized amount for stock repurchases under this program was $1.6 billion with no termination date. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. During the nine months ended January 25, 2013 we repurchased 12.8 million shares of our common stock. We expect to repurchase additional shares under this program in the remainder of fiscal 2013.

Contractual Obligations

The following table summarizes our contractual obligations as of January 25, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$6.7	$38.7	$36.8	$33.1	$17.7	$37.9	$170.9
Equipment operating lease payments	7.0	22.9	13.5	7.0	1.2	—	51.6
Purchase commitments with contract manufacturers(1)	281.0	1.2	0.2	—	—	—	282.4
Capital expenditures	19.1	54.2	16.0	4.3	—	—	93.6
Other purchase obligations(2)	51.2	57.5	40.7	19.5	11.7	1.7	182.3

Total off balance-sheet commitments	365.0	174.5	107.2	63.9	30.6	39.6	780.8
Long-term debt obligations(3)	1,264.9	34.4	23.1	23.1	23.1	1,063.8	2,432.4
Long-term financing arrangements	1.9	6.3	4.0	3.6	1.3	—	17.1
Uncertain tax positions(4)							119.5

Total	$1,631.8	$215.2	$134.3	$90.6	$55.0	$1,103.4	$3,349.8

Other Commercial Commitments:
Letters of credit	$3.0	$2.1	$0.3	$0.6	$1.8	$1.5	$9.3

(1)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. As of January 25, 2013, we recorded accruals of $8.1 million for firm, non-cancelable purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory.

(2)

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

(3)	Included in long-term debt are obligations related to:
(a)

$1.265 billion principal amount of our Convertible Notes (see Note 9 of the accompanying condensed consolidated financial statements), which become unconditionally convertible at the option of the holders in March 2013 and mature in June 2013 unless earlier repurchased or converted and

(b)	$1.0 billion principal amount of our Senior Notes, of which $750.0 million is due in December 2017 and $250.0 million is due in December 2022.

Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations are $167.5 million for fiscal 2014 through fiscal 2023.

(4)

As of January 25, 2013, our liability for uncertain tax positions was $119.5 million, including interest and penalties, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

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

In December 2012 and January 2013, we terminated our three remaining synthetic leasing arrangements and purchased the facilities, including land and buildings, for $69.6 million. The terminations did not result in a material impact to our operating results.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of January 25, 2013, our financial guarantees of $9.3 million that were not recorded on our condensed consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. As of January 25, 2013, the maximum guaranteed payment contingencies under our financing arrangements totaled $180.9 million, and the related deferred revenue totaled $164.4 million.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of January 25, 2013, we had debt investments of $3.7 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels as of January 25, 2013 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $42 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARS) due to uncertainties in the credit and capital markets. As of January 25, 2013, our holdings in these securities had a par value of $45.6 million and an estimated fair value of $42.2 million. The fair value of our ARS may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARS. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in estimated fair value.

Debt — As of January 25, 2013, we have outstanding $1.265 billion principal amount of Convertible Notes due in June 2013 and $1.0 billion aggregate principal amount of our Senior Notes due in December 2017 and December 2022. We carry these instruments at face value less unamortized discount on our balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of Convertible Notes, when the market price of our stock fluctuates. See Note 9 of the accompanying condensed consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 25, 2013, no amounts were outstanding under the credit facility.

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

We do not enter into foreign exchange contracts for speculative or trading purposes. In entering into foreign exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than one year.

The following table provides information about our currency forward contracts outstanding as of January 25, 2013 (in millions):

Currency	Local Currency Amount	Notional Contract Amount (USD)	Fair Value (USD)
Forward Purchase Contracts:
Euro	243.4	$327.4	$327.8
British Pound Sterling	47.6	75.2	75.2
Australian Dollar	88.2	91.6	91.7
Israeli Shekel	83.0	22.3	22.3
Canadian Dollar	19.9	19.7	19.8
Swiss Franc	9.5	10.3	10.3
Other	N/A	46.8	46.8

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 25, 2013, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

We are subject to the effects of general global economic and market conditions. Challenging economic conditions worldwide or in certain geographic regions, such as the continuing fiscal challenges in the United States and Europe, have from time to time contributed to slowdowns in the computer, storage, and networking industries at large, as well as the information technology (IT) market, resulting in:

•	Reduced demand for our products as a result of constraints on IT-related spending by our customers;

•	Increased price competition for our products from competitors;

•	Deferment of purchases and orders by customers due to budgetary constraints or changes in current or planned utilization of our systems;

•	Risk of supply constraints;

•	Risk of excess and obsolete inventories;

•	Inability of customers to obtain credit to finance purchases of our product and services, failure of customers to pay or defaults by customers on credit extended to them;

•	Negative impact on our treasury operations from counterparty failures;

•	Excess facilities costs;

•	Higher overhead costs as a percentage of revenues;

•	Negative impacts from increased financial pressures on customers, distributors and resellers;

•	Negative impacts from increased financial pressures on key suppliers or contract manufacturers; and

•	Potential discontinuance of product lines and related asset impairments.

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

•	Announcements and introductions of, and transitions to, new products by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Our ability to develop, introduce, and market new products and enhancements in a timely manner;

•	Our ability to effectively integrate acquired products and technologies;

•	Our levels of expenditure on research and development and sales and marketing programs;

•	Our ability to effectively manage our operating expenses;

•	Adverse movements in foreign currency exchange rates in the countries in which we do business;

•	The dilutive impact of our $1.265 billion of 1.75% Convertible Senior Notes due June 2013 (the Convertible Notes) and related warrants on our earnings per share;

•	Excess or inadequate facilities;

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

We market and sell our storage data management solutions directly through our worldwide sales force and indirectly through channel partners such as value-added resellers, systems integrators, distributors, OEMs and strategic business partners, and we derive a significant portion of our revenues from these indirect channels. During the nine months ended January 25, 2013, revenues generated from sales through our indirect channel accounted for 80% of net revenues. In order for us to maintain or increase our revenues, we must effectively manage our relationships with channel partners.

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

We have OEM relationships with several companies, which collectively accounted for 13% of our net revenue during the nine months ended January 25, 2013. These relationships enable these OEMs to market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. Therefore, our relationships with these OEMs may not continue to generate significant revenues. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

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

During the nine months ended January 25, 2013, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 18% and 14%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors, or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

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

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have a material adverse effect on our revenues, operating results and financial position. As an example, the United States Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to pursue actively such claims. We are currently discussing contract compliance matters regarding sales made through a channel partner with the DOJ and GSA, and have produced documents and met with the DOJ and GSA on several occasions. If the DOJ determines to initiate an action against a channel partner and/or us, we would be subject to litigation and could be subjected to fines and penalties. We could also decide to pay the DOJ a settlement, either to avoid a potential action or in termination of an action. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenues, operating results and financial position.

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

Although a substantial portion of our business is located and conducted in the U.S., a significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. During the nine months ended January 25, 2013, our international revenues accounted for 50% of our total revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by a variety of factors affecting our international operations, some of which are beyond our control, including political or economic conditions in specific countries or regions, trade protection measures, government spending patterns, acts of terrorism, and international conflicts. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

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

Our Convertible Note conversion may adversely affect our financial condition, results of operations and earnings per share.

Any conversion of the Convertible Notes may cause dilution to our stockholders and to our earnings per share. If the average trading price of our common stock in each fiscal quarter exceeds the conversion price of $31.85 per share, the Convertible Notes will cause an increase in diluted share count and result in lower reported earnings per share. The Convertible Note hedge transactions discussed below, if exercised upon conversion of the Convertible Notes, are expected to reduce approximately 80% of the common stock potentially issuable on conversion of the Convertible Notes. Upon conversion of any Convertible Notes, we are required to deliver cash up to the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our common stock, which will result in dilution to our stockholders.

The Convertible Note hedges and warrant transactions that we entered into in connection with the sale of the Convertible Notes may affect the trading price of our common stock.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated Convertible Note hedge transactions with certain option counterparties (the Counterparties), which are expected to offset the potential dilution to our common stock upon any conversion of the Convertible Notes. At the same time, we also entered into warrant transactions with the Counterparties pursuant to which we may issue shares of our common stock above a certain strike price. In connection with these hedging transactions, the Counterparties may have entered into various over-the-counter derivative transactions with respect to our common stock or purchased shares of our common stock in secondary market transactions at or following the pricing of the Convertible Notes. The Counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Notes by purchasing and selling shares of our common stock or entering into other derivative transactions. Additionally, these transactions may expose us to counterparty credit risk for nonperformance. The effect, if any, of any of these transactions and activities on the market price of our common stock or the Convertible Notes will depend, in part, on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. In addition, if our stock price exceeds the strike price for the warrants, there could be additional dilution to our stockholders, which could adversely affect the value of our common stock.

The price of our common stock could also be affected by sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our Company and by hedging or arbitrage trading activity that we expect to develop involving our common stock by holders of the Convertible Notes. The hedging or arbitrage could, in turn, affect the trading price of the Convertible Notes and warrants.

Future issuances of common stock related to our Convertible Notes, warrants and employee equity awards may adversely affect the trading price of our common stock and the Convertible Notes.

The conversion of some or all of our outstanding Convertible Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Convertible Notes. As of January 25, 2013, the contingent conversion thresholds of the Convertible Notes were not exceeded. Any new issuance of equity securities, including the issuance of shares upon conversion of the Convertible Notes or the exercise of related warrants which are not offset by our Convertible Note hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Convertible Notes, and could substantially decrease the trading price of our common stock and the Convertible Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

As of January 25, 2013, we had options outstanding to purchase approximately 20 million shares of our common stock and a total of approximately 13 million restricted stock units, for which common stock will be issued upon vesting of such. If all the outstanding options were exercised, the proceeds to the Company would average approximately $31 per share. We also had 16 million shares of our common stock reserved for future issuance under our stock plans with respect to equity awards that have not been granted. The exercise of all of the outstanding options and/or the vesting of all outstanding restricted stock units would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise/vesting could adversely affect the trading price of our common stock. As of January 25, 2013, we had approximately 6 million shares of our common stock available for future issuance under our Employee Stock Purchase Plan (ESPP). The issuance of shares under the ESPP would dilute the interests of our then-existing stockholders, and any sales in the public market of the common stock issuable upon such exercise could adversely affect the trading price of our common stock. In addition, the ESPP includes a purchase price adjustment provision such that employees who elect to participate are granted options to purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. If the adjustment is triggered due to a decline in the market value of our common stock, we could incur a significant non-cash charge in our statement of operations. For example, during the three months ended January 27, 2012 and July 27, 2012, we recorded charges related to the purchase price adjustment provision of $10.9 million and $12.8 million, respectively. We may issue equity securities in the future for a number of reasons, including to finance our operations related to business strategy (including in connection with acquisitions, strategic alliances or other transactions), to increase our capital, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options upon conversion of the Convertible Notes, or for other reasons.

Our acquisitions may disrupt our existing business and harm our results of operations.

As part of our strategy, we are continuously evaluating opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal 2011, we completed acquisitions of two technology companies. In fiscal 2012, we completed the acquisition of certain assets related to Engenio, and in fiscal 2013, we completed the acquisition of CacheIQ. The acquisitions and ongoing integration of new businesses into our business may adversely affect our operations and profitability. We may not achieve the anticipated cost savings and synergies or realize our estimated revenue, gross margin, profit or other financial projections or business objectives in a timely manner or at all due to a number of factors, including the following:

•	The inability to successfully integrate the operations, technologies, products, personnel and business systems of the acquired companies;

•	In the case of an asset purchase, the failure to acquire all of the tangible and intangible assets necessary to operate the acquired business;

•	The loss of key employees of the acquired businesses, which could adversely impact our ability to manage the business and our ability to realize our financial forecasts;

•	The inability to retain the customers and partners of acquired businesses following the acquisition;

•	Substantial transaction costs and accounting charges; and

•	Exposure to litigation related to acquisitions.

Acquisitions may also result in risks to our existing business, including:

•	The diversion of management’s attention from daily operations of the existing business;

•	Deterioration of our internal control over financial reporting as a result of inconsistencies between our standards, procedures and policies and those of acquired businesses;

•	Reliance on the selling party’s processes, data, supply chain management and reporting during the transition period following the completion of acquisitions;

•	Dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	Assumption of additional liabilities;

•	Incurrence of additional debt or a decline in available cash;

•	The need to incur restructuring charges or other non-recurring expenses;

•	Liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition; and

•	Intangible assets that could result in significant future amortization expense.

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

As of January 25, 2013, we had $6.8 billion in cash, cash equivalents, investments and restricted cash. We invest our cash in a variety of financial instruments, consisting principally of investments in corporate bonds, money market funds and U.S. Treasury securities. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, the downgrade in the U.S.’s credit rating, and bankruptcy filings in the U.S., which have affected various sectors of the financial markets and led to global credit and liquidity issues. The fair value of these financial investments may change significantly due to events and conditions in the credit and capital markets. Any investment securities that we hold or the issues comprising such securities could be subject to review for possible downgrade. Any downgrade in credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.

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

In addition, we hold investments in auction rate securities (ARS) with a par value of $45.6 million and a fair value of $42.2 million, which are securities with long-term nominal maturities. All of our ARS are backed by pools of student loans guaranteed by the U.S. Department of Education, and we believe the credit quality of these securities is high, based on this guarantee.

We have classified all of our ARS as other non-current assets in our condensed consolidated balance sheet as of January 25, 2013 as our ability to liquidate such securities in the next 12 months is uncertain. Although we currently have the ability and intent to hold these ARS investments until recovery in market value or until maturity, if current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future periods.

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

As of January 25, 2013, $3.3 billion of cash, cash equivalents and short-term investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders, particularly in light of the current challenges in the credit markets, may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

We are subject to restrictive and financial covenants in our debt and credit facility arrangements. The restrictive covenants may restrict our ability to operate our business.

Our debt and credit facility arrangement subject us to continued compliance with restrictive and financial covenants. If we do not comply with these covenants or otherwise default under the arrangements, we may be required to repay any outstanding amounts borrowed under these agreements.

We may be unable to generate the cash flow to service our debt obligations, including our Convertible Notes and Senior Notes.

We have Convertible Notes outstanding in the principal amount of $1.265 billion that mature in calendar 2013 and Senior Notes outstanding in an aggregate principal amount of $1.0 billion that mature at specific dates in calendar 2017 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of January 25, 2013.

We may not be able to generate sufficient cash flows to enable us to service our indebtedness or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flows from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our debt. However, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

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

We have previously recognized restructuring and other charges related to initiatives to realign our business strategies and resize our business in response to economic and market conditions. We may undertake future cost-reduction initiatives and restructuring plans that may adversely impact our operations, and we may not realize all of the anticipated benefits of our prior or any future restructurings.

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

Our clients (including data centers, Software-as-a-Service (SaaS), cloud computing and Internet infrastructure and bandwidth providers) rely on our products for their data storage needs. We exercise little control over how our clients use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products.

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

Our operations involve the storage and transmission of sensitive and proprietary data related to our employees, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and Internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personally identifiable information. Security breaches could result in unauthorized access to, or loss or unauthorized disclosure of, such information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation. We do not regularly monitor or review the content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the content stored within our platforms. Therefore, if employees, clients, partners or their respective customers use our platforms for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Sale of unregistered securities

In connection with our acquisition of CacheIQ, on November 14, 2012, we issued 135,436 restricted shares of common stock to one of the founders of CacheIQ. Subject to certain conditions, the stock becomes unrestricted in equal installments on the 6 month, 12 month and 18 month anniversary of November 14, 2012. The restricted stock was issued as a private placement pursuant to Section 4(2) of the Securities Act.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 25, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 27, 2012 - November 23, 2012	59	$29.20	129,961	$1,646.3
November 24, 2012 - December 21, 2012	786	$33.21	130,747	1,620.2
December 22, 2012 - January 25, 2013	998	$33.96	131,745	1,586.3

Total	1,843	$33.49	131,745	1,586.3

(1)

As of January 25, 2013, our Board of Directors had authorized the repurchase of up to $5.5 billion of our common stock under a stock repurchase program, including an increase of $1.5 billion approved by our Board of Directors on November 14, 2012. Since the May 13, 2003 inception of this program through January 25, 2013, we repurchased a total of 131.7 million shares of our common stock at an average price of $29.89 per share, for an aggregate purchase price of $3.9 billion. As of January 25, 2013, the remaining authorized amount for stock repurchases under this program was $1.6 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

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

NETAPP, INC.
(Registrant)

/s/ NICHOLAS R. NOVIELLO
Nicholas R. Noviello
Executive Vice President and
Chief Financial Officer

Dated: February 28, 2013

EXHIBIT INDEX

Exhibit No	Description

3.1(1)	Certificate of Incorporation of the Company, as amended.

3.2(2)	Bylaws of the Company.

4.1(3)*	Indenture dated December 12, 2012, by and between NetApp, Inc. and U.S. Bank National Association.

4.2(3)*	First Supplemental Indenture dated December 12, 2012, by and between NetApp, Inc. and U.S. Bank National Association.

10.1(4)*

Credit Agreement, dated December 21, 2012, by and among NetApp, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K dated June 24, 2008.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated September 6, 2012.
(3)	Previously filed as an appendix to the Company’s Current Report on Form 8-K dated December 12, 2012.
(4)	Previously filed as an appendix to the Company’s Current Report on Form 8-K dated December 28, 2012.
*	Identifies management contract or compensatory plan or arrangement